Form 10-Q
period 2005-09-30
Core-Mark Holding Company, Inc.
filed 2005-11-30
CIK 1318084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-51515

CORE-MARK HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

395 Oyster Point Boulevard, Suite 415 (Address of principal executive offices)	94080 (Zip Code)

(650) 589-9445

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, 9,808,542 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

			Page
PART 1.	FINANCIAL INFORMATION

	ITEM 1.	Financial statements

		• Consolidated Balance Sheets Successor Company—as of September 30, 2005 (unaudited) and December 31, 2004	4

•         Consolidated Statements of Operations

Successor Company—Three and nine months ended September 30, 2005 (unaudited)

Successor Company—for the period from August 23, 2004 through September 30, 2004 (unaudited)

Predecessor Company—for the period from July 1, 2004 through August 22, 2004 (unaudited)

Predecessor Company—for the period from January 1, 2004 through August 22, 2004

			5-6

		• Consolidated Statements of Cash Flows Successor Company—Nine months ended September 30, 2005 (unaudited) Successor Company—for the period from August 23, 2004 through September 30, 2004 (unaudited) Predecessor Company—for the period from January 1, 2004 through August 22, 2004	7

		• Notes to Consolidated Financial Statements (unaudited)	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	ITEM 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	50

	ITEM 6.	Exhibits	50

EXHIBIT INDEX			51

SIGNATURES			52

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and other materials we will file with the Securities and Exchange Commission (the SEC) contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the cigarette and consumable goods industry; the adverse effect of legislation and other matters affecting the cigarette industry; financial risks associated with purchasing cigarettes and other tobacco products from certain product manufacturers; increases in excise and other taxes on cigarettes and other tobacco products; increased competition in the distribution industry; our reliance on income from rebates, allowances and other incentive programs; our dependence on the convenience store industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; our inability to borrow additional capital; failure of our suppliers to provide products; the negative affects of product liability claims; the loss of key personnel, our inability to attract and retain new qualified personnel or the failure to renew collective bargaining agreements covering certain of our employees; currency exchange rate fluctuations; government regulation; and the residual effects of the Fleming bankruptcy on our customer, supplier and employee relationships, and our results of operations.

These forward-looking statements speak only as of the date of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this registration statement entitled Factors That May Affect Future Operating Results.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30.4	$26.2
Restricted cash	12.2	12.1
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $7.7, respectively	141.5	131.7
Other receivables, net	22.3	34.8
Inventories, net	155.4	186.3
Deposits and prepayments	38.4	38.7

Total current assets	400.2	429.8
Property and equipment, net	38.7	41.3
Deferred income taxes	3.3	0.7
Other non-current assets, net	33.1	31.8

Total assets	$475.3	$503.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.7	$61.2
Cigarette and tobacco taxes payable	61.5	49.0
Accrued liabilities	60.2	60.5
Income taxes payable	2.8	14.4
Deferred income taxes	13.7	14.4

Total current liabilities	201.9	199.5
Long-term debt, net	35.6	77.5
Other tax liabilities	1.8	1.8
Claims liabilities, net of current portion	48.1	46.3
Pension liabilities	11.4	11.4

Total liabilities	298.8	336.5

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,808,542 shares issued and outstanding)	0.1	0.1
Additional paid-in capital	165.1	162.1
Retained earnings	10.1	3.4
Accumulated other comprehensive income	1.2	1.5

Total stockholders’ equity	176.5	167.1

Total liabilities and stockholders’ equity	$475.3	$503.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from July 1 through August 22, 2004
Net sales (a)	$1,333.3	$487.5	$636.8
Cost of goods sold (a) (b)	1,262.4	459.1	601.2

Gross profit	70.9	28.4	35.6

Warehousing and distribution expenses	37.1	13.1	19.6
Selling, general and administrative expenses	25.2	10.4	11.9
Amortization of intangible assets	0.4	0.1	—

Total operating expenses	62.7	23.6	31.5

Income from operations	8.2	4.8	4.1
Interest expense, net	3.3	1.5	0.6
Loss on early extinguishment of debt	2.6	—	—
Reorganization items, net	—	0.6	(71.7)
Amortization of debt issuance costs	0.4	0.2	—

Income before income taxes	1.9	2.5	75.2
Provision for income taxes	1.0	0.9	25.9

Net income	$0.9	$1.6	$49.3

Basic income per common share	$.09	$0.16	$5.03

Diluted income per common share	$.09	$0.16	$5.03

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.5	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $321.6, $110.3 and $151.9 for the three months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from July 1 through August 22, 2004, respectively.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $2.0, $0.9, and $0.9, that have been included in warehousing and distribution expenses for the three months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from July 1 through August 22, 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from January 1 through August 22, 2004
	(Unaudited)	(Unaudited)
Net sales (a)	$3,681.2	$487.5	$2,673.1
Cost of goods sold (a) (b)	3,474.4	459.1	2,523.3

Gross profit	206.8	28.4	149.8

Warehousing and distribution expenses	102.5	13.1	78.7
Selling, general and administrative expenses	78.2	10.4	59.3
Amortization of intangible assets	0.9	0.1	—

Total operating expenses	181.6	23.6	138.0

Income from operations	25.2	4.8	11.8
Interest expense, net	9.5	1.5	4.4
Loss on early extinguishment of debt	2.6	—	—
Reorganization items, net	—	0.6	(70.0)
Amortization of debt issuance costs	0.9	0.2	—

Income before income taxes	12.2	2.5	77.4
Provision for income taxes	5.5	0.9	26.7

Net income	$6.7	$1.6	$50.7

Basic income per common share	$0.68	$0.16	$5.17

Diluted income per common share	$0.64	$0.16	$5.17

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.4	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $868.9, $110.3 and $616.5 for the nine months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from January 1 through August 22, 2004, respectively.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $5.8, $0.9, and $3.6, that have been included in warehousing and distribution expenses for the nine months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from January 1 through August 22, 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions, except per share data)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from January 1 through August 22, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6.7	$1.6	$50.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory reserves	5.0	0.5	2.7
Fresh-start accounting adjustments, net	—	—	(81.3)
Amortization of stock-based compensation expense	3.0	0.2	—
Allowance for doubtful accounts	0.6	0.4	5.7
Depreciation and amortization	11.7	1.4	7.0
Loss on early extinguishment of debt	2.3	—	—
Deferred income taxes	(3.5)	(0.3)	21.7
Changes in operating assets and liabilities:
Restricted cash	(0.1)	6.4	(6.7)
Accounts receivable	(9.7)	1.4	(6.4)
Other receivables	12.7	19.0	9.7
Inventories	26.2	2.2	47.8
Deposits, prepayments and other non-current assets	(5.1)	4.2	(22.8)
Accounts payable	1.2	1.4	11.2
Cigarette and tobacco taxes payable	11.1	(5.9)	(1.1)
Liabilities subject to compromise	—	—	(55.6)
Pension, claims and other accrued liabilities and income taxes payable	(10.4)	3.9	(7.4)

Net cash provided by (used in) operating activities	51.7	36.4	(24.8)

Cash flows from investing activities:
Additions to property and equipment, net	(4.2)	(0.2)	(6.4)

Net cash used in investing activities	(4.2)	(0.2)	(6.4)

Cash flows from financing activities:
Proceeds from emergence financing	—	—	120.5
Net cash distributed to Trusts upon emergence	—	—	(139.6)
Net capital distributions from Fleming	—	—	55.0
Borrowing under revolving line of credit	3,026.3	351.6	—
Repayments under revolving line of credit	(3,035.6)	(388.2)	—
Principal payments on long-term debt	(35.5)	—	—
Changes in debt issuance costs	—	—	(3.8)
Increase (decrease) in cash provided by checks drawn in excess of bank balances	0.8	(1.8)	3.0

Net cash (used in) provided by financing activities	(44.0)	(38.4)	35.1

Effects of changes in foreign exchange rates	0.7	0.7	(0.5)

Increase (decrease) in cash and cash equivalents	4.2	(1.5)	3.4

Cash and cash equivalents, beginning period	26.2	34.5	31.1

Cash and cash equivalents, end of period	$30.4	$33.0	$34.5

Supplemental disclosures:
Cash paid during the period for:
Income Taxes	$20.7	$0.3	$—
Interest	$9.4	$0.4	$—
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$—	$0.1	$1.6
Pre-petition claim payments	$—	$—	$54.9
Non-cash transactions	$—	$—	$1.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (collectively the Company or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company operates a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 20,000 customer locations. The Company’s products include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise, and health and beauty care products. Core-Mark services a variety of store formats including traditional convenience stores, grocery stores, drug stores, mass merchandise stores, liquor stores and other stores that carry convenience products.

Chapter 11 Filing by Fleming Companies, Inc. and Emergence of Core-Mark Holding Company, Inc.

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming Companies, Inc. (Fleming). On April 1, 2003, Fleming and its subsidiaries (collectively, the Debtors) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the state of Delaware. On July 27, 2004, the bankruptcy court confirmed Fleming’s Plan of Reorganization , as amended and revised (the Plan). The Plan provided for the reorganization of the Debtors with Core-Mark surviving as a separate company.

Upon emergence from the Fleming bankruptcy on August 23, 2004 (the Effective Date), Core-Mark reflected the terms of the Plan in its consolidated financial statements applying the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) with respect to financial reporting upon emergence from bankruptcy. The effect of the application of these provisions is described in Note 3 to the consolidated financial statements of the Company’s Form 10 registration statement, as amended. For detailed information on the Fleming bankruptcy proceedings and Core-Mark’s emergence as a separate company, please review the information contained in the Company’s Form 10.

Pursuant to the Plan, the Company emerged from the Fleming bankruptcy as Core-Mark Holding Company, Inc. and was incorporated effective in August, 2004. The authorized capital stock of the Company consists of 50 million shares of common stock, with a par value of $0.01 per share. The Company issued an aggregate of 9.8 million shares of common stock to Fleming in exchange for the stock of Core-Mark International, Inc. and its subsidiaries. Pursuant to the Plan, Fleming is to distribute this common stock to its creditors as instructed by the Post Confirmation Trust (PCT) in settlement of pre-petition claims. As of September 30, 2005, Fleming had distributed 5.4 million shares of the common stock to its Class 6(A) creditors and the remaining 4.4 million shares of common stock were subject to future distribution to Fleming’s creditors as claims are resolved. In October 2005, the PCT authorized a further distribution of 2.0 million shares of common stock to the creditors. Further to the Plan, warrants to purchase an aggregate of 990,616 shares of the common stock were issued to Fleming and distributed by Fleming to its Class 6(B) creditors in March 2005, referred to as the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.925 per share, a 35% premium to the fair value of a share of common stock as determined pursuant to the Plan, are immediately exercisable, and expire in 2011. As of September 30, 2005, all of the Class 6(B) warrants allocated to the Class 6(B) creditors under the Plan had been distributed.

The Company entered into a Note and Warrant Purchase Agreement on August 23, 2004, referred to as the Tranche B Note Agreement, incurred an aggregate of $60 million in obligations thereunder in the form of notes and letters of credit issued for the Company’s account, and issued warrants to the Tranche B noteholders to

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

purchase an aggregate of 247,654 shares of common stock. The notes, letters of credit and warrants issued under the Tranche B Note Agreement are referred to as the Tranche B Notes, the Tranche B Letters of Credit and the Tranche B Warrants, respectively. The Tranche B Warrants have an exercise price of $15.50 per share, the fair value of common stock as determined pursuant to the Plan, are immediately exercisable, and expire in 2011. (See Note 12—Subsequent Events.)

Fresh-Start Accounting

In accordance with SOP 90-7, the Company adopted fresh-start accounting as of August 23, 2004, as the Company’s emergence from the Fleming Chapter 11 bankruptcy proceedings resulted in a new reporting basis. Under fresh-start accounting rules, a new reporting entity was deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values, based on independent valuations where applicable.

The effective date of the new entity was considered to be the start of business on August 23, 2004 for financial reporting purposes. The fiscal periods prior to and including August 22, 2004 pertain to what is designated the “Predecessor Company,” while the fiscal periods subsequent to August 22, 2004 pertain to what is designated the “Successor Company.” Where a financial statement item applies to both the Successor and Predecessor Companies, the entity is referred to collectively as the Company. After giving effect to the reorganization and fresh-start accounting required by SOP 90-7, the financial statements of the Successor Company are not comparable to those of the Predecessor Company.

2.	Basis of Presentation and Principles of Consolidation

The interim financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 is unaudited. The interim financial information as of September 30, 2004 and for the three months including the period from July 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004 is unaudited. The interim financial information for the nine months ended September 30, 2004 includes the audited period from January 1, 2004 through August 22, 2004 and the unaudited period from August 23, 2004 through September 30, 2004.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of only normally recurring adjustments) necessary for the fair presentation of its consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the period from January 1, 2004 through August 22, 2004, and for the period from August 23, 2004 through December 31, 2004, which are included in the Company’s Form 10.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers the allowance for doubtful

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts, the allowance related to other receivables, inventory reserves, fresh-start valuations, recoverability of goodwill and other long-lived assets, carve-out expense allocations, trust guarantees, the realizability of deferred income taxes, pension benefits and self-insurance reserves, and the fair value of the Company’s common stock and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Reclassifications

Certain financial statement reclassifications have been made to the prior period presentation in order to conform them to the current period presentation. Such reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported.

Additionally, in connection with the preparation of the financial statements as of and for the period ended September 30, 2005, the Company determined it had included deferred stock-based compensation on unvested stock awards and the corresponding capital contribution arising therefrom within the components of stockholders’ equity for periods prior to September 30, 2005. Although the effect of this presentation has no effect on total stockholders’ equity or net income for any period, the Company has revised this presentation at December 31, 2004 to conform to the September 30, 2005 presentation. This revision in classification had the effect of reducing additional paid-in capital by $6.8 million and decreasing the deferred stock-based compensation amount that reduces stockholders’ equity at December 31, 2004 by an equal and offsetting amount.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board’s (the FASB) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The Company does not expect the adoption of EITF 05-6 to have a material impact on its financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact of FIN 47.

3.	Inventories

Inventories consist of finished goods and include tobacco products, food and other products, and related consumable products held for re-sale and are valued at the lower of cost or market. In the United States, cost is determined primarily on a last-in, first-out (LIFO) basis using producer price indices as determined by the Department of Labor. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories consist of the following (in millions):

	September 30, 2005	December 31, 2004
	(Unaudited)
Inventories at FIFO, net of reserves	$162.2	$188.1
Less: LIFO reserve	(6.8)	(1.8)

Inventories, net	$155.4	$186.3

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories.

The following table identifies the increase in cost of goods sold resulting from the change in the LIFO reserve (in millions):

Successor Company		Predecessor Company
For the Three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
(Unaudited)	(Unaudited)	(Unaudited)
$ 1.8	$0.5	$0.6

Successor Company		Predecessor Company
For the Nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
(Unaudited)	(Unaudited)	(Unaudited)
$ 5.0	$0.5	$2.7

The Company provides inventory valuation adjustments for spoiled, aged and unrecoverable inventory based on amounts on hand and historical shrinkage experience. This reserve was $1.2 million as of September 30, 2005 and December 31, 2004.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Comprehensive Income

Comprehensive income consists of net income, minimum pension liability adjustment and foreign currency translation adjustments. The components of comprehensive income for the three months ended September 30, 2005 and for the periods from July 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004, respectively, are as follows (unaudited) (in millions):

	Successor Company		Predecessor Company
	For the Three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
Components of comprehensive income:
Net income	$0.9	$1.6	$49.3
Minimum pension liability adjustment, net of tax	—	—	(0.6)
Foreign currency translation adjustment	0.2	(0.6)	(2.2)
Fresh-start adjustment	—	—	(0.1)

Total comprehensive income	$1.1	$1.0	$46.4

The components of comprehensive income for the nine months ended September 30, 2005 and for the periods from January 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004, respectively, are as follows (in millions):

	Successor Company		Predecessor Company
	For the Nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)
Components of comprehensive income:
Net income	$6.7	$1.6	$50.7
Minimum pension liability adjustment, net of tax	—	—	(1.1)
Foreign currency translation adjustment	(0.3)	(0.6)	(0.5)
Fresh-start adjustment	—	—	(0.1)

Total comprehensive income	$6.4	1.0	$49.0

5.	Long-term Debt

Revolving Credit Facility

During the nine months ended September 30, 2005, the maximum amount of borrowing and letters of credit outstanding under the revolving credit facility were $52.7 million and $38.7 million, respectively. For the three

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and nine months ended September 30, 2005 we paid total unused facility fees of $0.2 million and $0.9 million, respectively. As of September 30, 2005, the total borrowings outstanding under the revolving credit facility were $35.6 million and letters of credit outstanding were $28.7 million. The weighted average interest rates for the three and nine months ended September 30, 2005 for the revolving credit facility were 6.2% and 5.6%, respectively. As of September 30, 2005, the Company was in compliance with all of its covenants and had a net available borrowing capacity of approximately $107.1 million.

Tranche B Note Agreement

The Company entered into the Tranche B Note Agreement on August 23, 2004. The $60 million in obligations under the Tranche B Note Agreement initially consisted of $35.5 million in Tranche B Notes and $24.5 million in letter of credit obligations under Tranche B Letters of Credit. During the first nine months of 2005, we prepaid the entire $35.5 million in principal amount of the Tranche B Notes. In connection with the prepayment, the Company recorded a loss on early extinguishment of debt of $2.3 million. In connection with $5.5 million of these prepayments, the Company paid a 6% prepayment premium of $0.3 million, which was recorded as a loss on the early extinguishment of debt. As of September 30, 2005, letters of credit in the amount of $24.5 million were issued and outstanding under the Tranche B Note Agreement.

The Company’s long-term debt and outstanding letters of credit were as follows (in millions):

	September 30, 2005	December 31, 2004
	(Unaudited)
Revolving credit facility	$35.6	$45.0
Tranche B notes payable	—	35.5

Subtotal	35.6	80.5
Less: Debt discount	—	(3.0)

Subtotal	35.6	77.5
Less: Current portion of long-term debt	—	—

Total long-term debt, net of current portion	$35.6	$77.5

Letters of credit outstanding	$53.2	$61.2

On October 13, 2005, the Company entered into a new five-year $250 million revolving credit agreement which we refer to as the 2005 Credit Facility, that refinanced and replaced the prior revolving credit facility and Tranche B Note Agreement and repaid all debt and replaced or cash collateralized all letters of credit outstanding under the prior agreements and terminated those agreements (see Note 12 – Subsequent Events.)

6.	Income Taxes

The Company is subject to United States federal, state, local and foreign income taxes and accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In assessing the potential realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized.

As of September 30, 2005, after taking into account a valuation allowance of $1.1 million, the Company had a net deferred tax liability of $10.4 million, of which an amount of $13.7 million is shown as a current deferred tax liability and $3.3 million as a non-current deferred tax asset in the consolidated balance sheet. The effective income tax rates for the three and nine months ended September 30, 2005 are 54.8% and 45.1% and are based on the federal statutory income tax rate, adjusted by the effect of state income taxes, net of federal benefit, changes in valuation allowances, effect of foreign operation and other permanent items.

7.	Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period ended August 23, 2004 through September 30, 2004	For the period from ended July 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$0.9	$1.6	$2.1

Basic weighted-average shares outstanding	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	—	—
Stock options	0.2	—	—
Class 6 (b) warrants	0.3	—	—
Tranche B warrants	0.1	—	—

Diluted weighted-average shares outstanding	10.5	9.8	9.8

Basic net income per share	$0.09	$0.16	$0.21

Diluted net income per share	$0.09	$0.16	$0.21

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period ended August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)
Net income	$6.7	$1.6	$50.7

Basic weighted-average shares outstanding	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	—	—
Stock options	0.2	—	—
Class 6 (b) warrants	0.2	—	—
Tranche B warrants	0.1	—	—

Diluted weighted-average shares outstanding	10.4	9.8	9.8

Basic net income per share	$0.68	$0.16	$5.17

Diluted net income per share	$0.64	$0.16	$5.17

8.	Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans using the fair value method as prescribed by SFAS No. 123, Accounting for Stock based Compensation, whereby stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Total compensation cost recognized on the consolidated interim statement of operations for stock-based compensation awards for the three and nine months ended September 30, 2005 were $1.0 million and $3.0 million, respectively. For the period from August 23, 2004 through September 30, 2004 such costs were $0.3 million. There were no such costs for the period from January 1, 2004 through August 22, 2004. The Company granted a total of 15,000 non-qualified options to non-employee directors during the nine months ended September 30, 2005.

In February 2005, the Company adopted the 2005 Long Term Incentive Plan (2005 LTIP). Under the 2005 LTIP, the number of shares of common stock issuable is limited to a number of shares having a market value of $5.5 million, based on the average closing price of our common stock over the eleventh through twentieth trading days following the date that the common stock becomes listed for quotation on the NASDAQ National Market. Each share of restricted stock vests as follows: one third vests on the first anniversary of the vesting commencement date and the remainder vest in equal monthly installments over the two year period following the first anniversary of the vesting commencement date. In February 2005, the Compensation Committee and the Board of Directors approved the grant of restricted stock units having a value of approximately $5.0 million. The Board of Directors determined that the balance of approximately $0.5 million available for grants under the 2005 Plan should be reserved for possible future issuance.

The Company adopted the 2005 Directors Equity Incentive Plan (2005 Directors Plan) to be effective in August 2005. The 2005 Directors Plan permits granting of non-qualified stock options to non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan other than:

•	there are 15,000 shares available for issuance;

•	any one participant may not receive more than 50% of the total number of shares authorized under the 2005 Directors Plan in any calendar year;

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	the options to purchase shares of common stock granted on August 12, 2005, under the 2005 Directors Plan have an exercise price of $27.03, the fair value of a share of our common stock as determined by the Board of Directors as provided in this plan on the basis of the average trading price of our common stock based on the “Pink Sheets” trading price over the twenty trading days ending two trading days prior to the date of grant.

•	the options vest over three years, of which one third will vest on August 12, 2006, and the remaining options will vest in equal quarterly installments over the two year period commencing on August 12, 2006, for each consecutive quarter that the grantee remains a director.

The following table summarizes information about stock options activity and stock options outstanding for the 2004 Long-Term Incentive Plan and 2004 Directors’ Equity Incentive Plan as of and for the nine months ended September 30, 2005 (unaudited):

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,090,422	$15.50
Options granted	—	—
Options exercised	—	—
Options canceled	(6,321)	15.50

Outstanding at September 30, 2005	1,084,101	15.50

Options Outstanding				Options Exercisable
Exercise Prices	Number Option Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price
$15.50	1,084,101	5.9 years	$15.50	399,009	$15.50

The following table summarizes information about stock options activity and stock options outstanding for the 2005 Directors’ Plan as of and for the nine months ended September 30, 2005 (unaudited):

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	—	$—
Options granted	15,000	27.03
Options exercised	—	—
Options canceled	—	—

Outstanding at September 30, 2005	15,000	$27.03

Options Outstanding				Options Exercisable
Exercise Prices	Number Option Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Option Shares	Weighted- Average Exercise Price
$27.03	15,000	6.9 years	$ 27.03	—	—

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the Plan, on the Effective Date, the Company was assigned the obligation for the three former Fleming defined-benefit pension plans. The Predecessor Company’s frozen pension benefit plans and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. Pension costs and other post- retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three months ended September 30, 2005 and the periods from July 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004 (unaudited) (in millions):

PENSION BENEFITS	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
Service cost	$—	$—	$—
Interest cost	0.5	0.2	0.2
Expected return on plan assets	(0.5)	(0.2)	(0.2)

Amortization of:
Prior service cost	—	—	—
Net actuarial loss	—	—	—

Net periodic benefit cost	$—	$—	$—

OTHER POST-RETIREMENT BENEFITS	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
Service cost	$—	$—	$—
Interest cost	0.1	—	0.1
Expected return on plan assets	—	—	—

Amortization of:
Prior service cost	—	—	—
Net actuarial loss	—	—	—

Net periodic benefit cost	$0.1	$—	$0.1

The Company contributed $0.9 million and $0.0 million, respectively, to its pension and other post-retirement benefit plans during the three months ended September 30, 2005 compared to $0.3 million and $0.0 million, respectively, for the periods from July 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the nine months ended September 30, 2005 and the periods from January 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004 (in millions):

PENSION BENEFITS	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)
Service cost	$—	$—	$—
Interest cost	1.6	0.2	0.7
Expected return on plan assets	(1.6)	(0.2)	(0.6)

Amortization of:
Prior service cost	—	—	—
Net actuarial loss	—	—	—

Net periodic benefit (income) cost	$—	$—	$0.1

OTHER POST-RETIREMENT BENEFITS	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)
Service cost	$—	$—	$—
Interest cost	0.2	—	0.2
Expected return on plan assets	—	—	—

Amortization of:
Prior service cost	—	—	—
Net actuarial loss	—	—	—

Net periodic benefit cost	$0.2	$—	$0.2

The Company contributed $1.5 million and $0.1 million, respectively, to its pension and other post-retirement benefit plans during the nine months ended September 30, 2005 compared to $0.3 million and $0.1 million, respectively, for the combined period from January 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004. Additionally, the Company contributed approximately $1.5 million in employer matching funds to its defined contribution plan for the nine months ended September 30, 2005.

During the fourth quarter of 2005, the Company expects to contribute approximately $0.2 million to its pension benefit plan. The Company does not expect to make a contribution to its post-retirement benefit plan or to its defined contribution plan during this period.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	Commitments

Trust Guarantees

Pursuant to the Plan, the Company guarantees the payment of all PCT administrative claims in excess of $56 million. In addition, if the assets of the Reclamation Creditor’s Trust (RCT) are inadequate to satisfy all of the allowed TLV claims in the RCT, the Company must pay such claims in full plus any accrued interest. The Company also guarantees all eligible but unpaid non-TLV claims in the RCT up to a maximum of $15 million. The Plan limits the combined RCT guarantee amounts of the TLV and non-TLV claims to no more than $137 million. FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts and the Company’s analysis the assets of the Trusts are sufficient to satisfy the claims against it; therefore, the Company believes that the fair value of its guarantee liability as of August 23, 2004 was not significant. In accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of September 30, 2005 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantees.

11.	Segment and Geographic Information

Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company distributes consumable goods including cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products to customers in the United States and Canada. The Company services a variety of store formats, including traditional convenience stores, mass merchandise stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each. For management reporting purposes, the Company evaluates business segment performance before income taxes, and other items that do not reflect the underlying business performance. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information about the Company’s operations by business segment and geographic areas is as follows (in millions):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Net sales:
United States	$1,055.1	$379.0	$493.6
Canada	272.2	106.0	140.9
Corporate adjustments and eliminations	6.0	2.5	2.3

Total	$1,333.3	$487.5	$636.8

Income (loss) before income taxes:
United States	$2.4	$—	$0.3
Canada	1.8	0.6	(0.2)
Corporate adjustments and eliminations	(2.3)	1.9	75.1

Total	$1.9	$2.5	$75.2

Interest expense:
United States	$6.4	$3.0	$4.3
Canada	(0.5)	—	0.1
Corporate adjustments and eliminations	(2.6)	(1.5)	(3.8)

Total	$3.3	$1.5	$0.6

Depreciation and amortization:
United States	$4.1	$0.9	$0.8
Canada	0.1	0.1	—
Corporate adjustments and eliminations	0.3	0.4	0.6

Total	$4.5	$1.4	$1.4

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	(Unaudited)	(Unaudited)
Net sales:
United States	$2,907.8	$379.0	$2,079.2
Canada	755.8	106.0	583.7
Corporate adjustments and eliminations	17.6	2.5	10.2

Total	$3,681.2	$487.5	$2,673.1

Income (loss) before income taxes:
United States	$13.6	$—	$(5.2)
Canada	5.9	0.6	(1.6)
Corporate adjustments and eliminations	(7.3)	1.9	84.2

Total	$12.2	$2.5	$77.4

Interest expense:
United States	$18.6	$3.0	$17.5
Canada	(1.2)	—	0.5
Corporate adjustments and eliminations	(7.9)	(1.5)	(13.6)

Total	$9.5	$1.5	$4.4

Depreciation and amortization:
United States	$9.3	$0.9	$5.7
Canada	0.7	0.1	0.4
Corporate adjustments and eliminations	1.7	0.4	0.9

Total	$11.7	$1.4	$7.0

Identifiable assets by geographic area (unaudited) (in millions):

	September 30, 2005	December 31, 2004
	(Unaudited)
Identifiable assets:
United States	$404.9	$421.2
Canada	70.4	82.4

Total	$475.3	$503.6

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Subsequent Events

October 2005 Debt Refinancing

On October 13, 2005, the Company entered into a new $250 million five-year revolving credit facility, which we refer to as the 2005 Credit Facility, with a group of lenders led by J.P. Morgan Chase. The 2005 Credit Facility refinanced and replaced the prior revolving credit facility and the Tranche B Note Agreement, and in conjunction with establishing the 2005 Credit Facility the Company prepaid all $32.3 million in outstanding revolving loans under the prior revolving credit facility and Tranche B Note Agreement, cash collateralized or transferred to the 2005 Credit Facility all $53.3 million in letters of credit issued under the prior revolving credit facility and the Tranche B Note Agreement, and terminated the prior revolving credit facility and the Tranche B Note Agreement.

The Company paid a total of approximately $2.3 million in financing costs in connection with the 2005 Credit Facility, which will be deferred and amortized over the life of the facility.

As required under the Tranche B Note Agreement, the Company paid a 6% pre-payment fee of $1.5 million in October, 2005 for the termination of the Tranche B Note Agreement which will be expensed in the Company’s fourth quarter 2005 results of operations. Additionally, unamortized debt issuance costs related to the prior revolving credit facility will be expensed in the Company’s fourth quarter 2005 results of operations.

The 2005 Credit Facility provides for up to $250 million in revolving loans, of which $160 million is available as letters of credit and up to C$110 million is available in Canadian dollars. Borrowing under the 2005 Credit Facility is subject to a formula based on eligible accounts receivable, eligible inventory, certain equipment and certain unrestricted cash balances, less certain reserves (the 2005 Credit Facility Borrowing Base), which limits the amount of revolving loans and letters of credit available. The administrative agent under the 2005 Credit Facility also has the right, under certain circumstances, to establish additional reserves against the commitment under the 2005 Credit Facility.

At the Company’s option, interest rates on the U.S. revolving loans and letters of credit under the 2005 Credit Facility are based on LIBOR plus an applicable margin, or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on our adjusted EBITDA as defined in the 2005 Credit Facility, and is initially set at 1.50%. Interest is payable monthly, or if we elect LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as the Company may elect under the 2005 Credit Facility (except that if the Company elects a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). The Company is subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility, and is initially set at 0.25%.

The Credit Agreement for the 2005 Credit Facility (the 2005 Credit Agreement) contains restrictive covenants, including among others limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions, and certain asset sales. If the Company’s availability under the 2005 Credit Facility falls below $35 million, we will be obligated to maintain a fixed charge coverage ratio, calculated as provided in the 2005 Credit Agreement and based on adjusted EBITDA as defined in the 2005 Credit Agreement, of not less than 1.1 to 1.

All obligations under the 2005 Credit Facility are collateralized by a first priority interest in, and liens upon, substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our business, consolidated results of operations and financial condition. Following an introduction and overview is an executive summary providing significant highlights of the operations and business initiatives. The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Operating Results” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. This discussion and analysis should be read in conjunction with Core-Mark’s consolidated financial statements and related notes thereto, included in our Form 10, as amended.

Overview

Core-Mark is a broad-line, full service wholesale distributor of packaged consumer products to the convenience retail industry in the United States and Canada, with revenues generated from the sale of cigarettes, tobacco products, candy, food, health and beauty aids and other general merchandise. Our principal customers include traditional convenience stores, grocery stores, drug stores, mass merchandisers and liquor stores.

Core-Mark’s origin dates back to 1888, when Glaser Bros., a family owned and operated candy and tobacco distribution business, was founded in San Francisco. Our headquarters are located in South San Francisco, California, and we operate distribution centers throughout the United States and Canada. We have operations in the Western United States consisting of 15 distribution centers located in California, Colorado, Nevada, New Mexico, Oregon, Texas, Utah and Washington; the Eastern and Midwestern United States consisting of three distribution centers located in Georgia, Kentucky and Minnesota; and Canada consisting of four distribution centers located in Alberta, British Columbia and Manitoba. Two of our 24 distribution centers, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other Western distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry, located in Corona, California, purchases the majority of our non-food products, other than cigarettes, enabling us to reduce our overall general merchandise and health and beauty care product inventory.

We derive our net sales primarily from sales to convenience store customers. We deliver products to our customers using delivery vehicles dispatched from our distribution centers. Our gross profit is generated by applying a markup to the cost of the product at the time of the sale and from cost reductions generated from our vendors in the form of credit term discounts and other vendor programs. Our operating expenses are comprised primarily of: sales personnel costs; warehouse personnel costs related to receiving, stocking, and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities, and other general and administrative costs.

Background

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming. On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (see Note—10 Commitments).

On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004, Core-Mark emerged from the Fleming bankruptcy. The terms of the Plan and the application of the fresh-start accounting provisions of SOP 90-7 are reflected in our consolidated financial statements as of and for the three and nine months ended September 30, 2004. For detailed information on the Fleming bankruptcy proceedings and Core-Mark’s emergence as a separate company, please review the information contained in the Company’s Form 10, as amended.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates used. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, inventories, fresh-start valuations, intangible assets, trust guarantees, vendor allowances, income taxes, and self-insurance obligations. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.

The following is a summary of our most critical policies and estimates.

Inventories.    Our U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using producer price indices as published by the U.S. Department of Labor. The producer price indices are applied to inventory which is grouped by merchandise having similar characteristics. Under LIFO, current costs of goods sold are matched against current sales. Historically, increases in the cost of products such as cigarettes and tobacco resulted from cost increases by the manufacturers and increases in federal and state excise taxes. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO expense), while lower costs are retained in inventories. To the extent inventories or prices decline significantly at the end of any period where there have been increasing prices in previous periods, under LIFO some older and potentially lower priced inventory is considered as having been sold, resulting in a lower cost of goods sold compared to current prices, and increased current gross profit (LIFO income).

We provide inventory valuation adjustments for spoiled, aged and unrecoverable inventory based on amounts on hand and historical experience.

Vendor Rebates and Allowances.    Periodic payments from vendors in various forms, volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising rebates, slotting allowances, racking, and other promotional reimbursements from suppliers are recorded as reductions to cost of goods sold in the period the related promotional or merchandising programs were provided. Some of the vendor allowances, rebates and merchandising promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor rebates and allowances are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Income Taxes.    Income taxes are accounted for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized.

Claim Liabilities and Insurance Recoverables.    We maintain reserves related to health and welfare, workers compensation and auto liability programs that are principally self-insured. The reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on management’s assessment of potential liability which considered independent actuarial analyses or other acceptable methods using available information with respect to pending claims, historical experience and current cost trends. Claims activity, and resultant requirements, will fluctuate based on incurrence of claims and related health care costs required to satisfy these claims.

Pension Liabilities.    We maintain a frozen pension plan and post-retirement benefit plan for certain employees and former employees of Core-Mark International, Inc. Pursuant to the Plan, we maintain three pension plans for approximately 1,500 former-Fleming employees. The Pension costs and other post-retirement benefit costs charged to operations are determined based on management’s assessment, which considered annual valuations by an independent actuary. Included in the actuarial calculation are an assumed return on plan assets based on a weighted-average expected rate of return developed using historical returns for each major class of pension plan assets, and an assumed discount rate which approximates the rate at which benefits could be effectively settled as of the measurement date. To select an appropriate discount rate, we review current yields on various investments adjusted to reflect the duration of the plan benefit payments. To select an appropriate long-term rate of return on plan assets, management reviews the historical returns and makes adjustments based on expectations of future rates of returns consistent with the duration of the plans. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

Executive Summary of Results of Operations

For the three months ended September 30, 2005 net sales were $1.3 billion, an increase of $209.0 million, or 18.6%, compared to the three months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. Gross profit decreased as a percentage of sales due to the impact of cigarette excise taxes on sales, a reduction in rebates and allowances received from our vendors and lower margins earned related to sales to the three new significant customers. The significant tax increases are reflected as an increase in net sales while our gross profit dollars generally remained unaffected as a result of the tax increases. For the three months ended September 30, 2005, warehousing and distribution expenses increased by $4.4 million and selling, general and administrative expenses increased by $2.9 million compared to the three months ended September 30, 2004. As a percentage of sales, warehousing and distribution expenses decreased from 2.9% to 2.8%, while selling general and administrative expenses decreased from 2.0% to 1.9%. These improvements were primarily related to cost reductions associated with the re-engineering of three of our distribution centers and leveraging fixed costs in relation to net sales increases at our other distribution centers. Selling, general and administrative expenses were negatively impacted by audit, legal and audit-related consulting costs of approximately $0.8 million incurred primarily in support of our requirement to become a public company. Additionally, we incurred expenses of approximately $0.3 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002.

The addition of new customers, including three major new customers, together with increased sales to existing customers and favorable foreign currency exchange rates, drove sales gains of 16.5% to $3.7 billion during the nine months ended September 30, 2005 compared to $3.2 billion for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the same period in 2004, cigarette gross profit included approximately $5.3 million in inventory holding profits relating to cigarette tax increases and manufacturer price increases, compared to $0.2 million. Cigarette inventory holding profits represent income related to cigarette and excise stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes. LIFO expense increased from $3.2 million in the nine months ended September 30, 2004 to $5.0 million for the nine months ended September 30, 2005, due primarily to inflation. Cigarette gross profit margin percentages were negatively impacted in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, aside from the aforementioned inventory holding profits, our gross profit dollars generally remained unaffected as a result of tax increases. Effective with the Fleming bankruptcy filing, two major cigarette manufacturers in Canada withdrew their credit terms discounts, resulting in lost cigarette gross profit totaling approximately $3.5 million in the first nine months of 2004. The credit terms discounts were restored after emergence from the Fleming bankruptcy.

As a percentage of net sales for the nine months ended September 30, 2005, selling, general and administrative expenses, and warehousing and distribution expenses each decreased 0.1% as a result of sales increasing at a rate faster than our expenses, reflecting our control over costs and increased efficiencies implemented at three distribution centers. However, general and administrative expenses were higher, due primarily to audit expenses of $2.2 million, audit-related consulting expenses of $1.3 million and legal expenses of $0.5 million. These expenses were incurred largely in support of our requirement to become a public company, which we accomplished on November 7, 2005. We also expect to incur ongoing expenses related to the cost of meeting the regulatory requirements of a public company. Secondarily, general and administrative expenses were impacted by approximately $0.8 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002, which will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

In October 2005, we accomplished a major milestone by refinancing our prior revolving credit facility and term notes, and entering into a new $250 million five-year credit facility. The new credit facility provides significantly more favorable credit terms and increased borrowing flexibility, which along with cash generated from operations, we believe will provide the required capital resources to meet our working capital, capital expenditure and other cash needs for at least the next 12 months (See Liquidity and Capital Resources section below).

Our business is highly competitive and our future success will continue to depend on our ability to deliver high volumes of product efficiently and accurately, making it easy for our customers to do business with us by providing technology, merchandising and sales and marketing services, and helping our customers grow their business in a profitable manner. Continuing our sales growth and further improving operational efficiencies in our distribution centers, while containing our fixed costs will, if accomplished successfully, improve our profitability.

Results of Operations

For the periods presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of the Successor Company and Predecessor Company have been combined for convenience of discussion since separate discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. The period from August 23, 2004 through September 30, 2004 and the period from July 1, 2004 through August 22, 2004 are referred to as the three months ended September 30, 2004. The period from August 23, 2004 through September 30, 2004 and the period from January 1, 2004 through August 22, 2004 are referred to as the nine months ended September 30, 2004. Due to fresh-start accounting applied with differing effect to the Predecessor and Successor Company periods, the combined 2004 results should not be taken as indicative of our historical results.

Comparison of the three months ended September 30, 2005 and 2004

The following table sets forth the combined results of operations for the period from August 23, 2004 through September 30, 2004 and the period from July 1, 2004 through August 22, 2004 and compares those results to those of the three months ended September 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

(in millions)	Successor 2005 compared to Successor and Predecessor combined 2004	Successor three months ended September 30, 2005	2005 % of Net Sales	Combined Successor and Predecessor three months ended September 30, 2004	Combined 2004 % of Net Sales	Successor Period from August 23, through September 30, 2004	Predecessor Period from July 1 through August 22, 2004
Net sales	$209.0	$1,333.3	100.0	$1,124.3	100.0	$487.5	$636.8
Net sales— Cigarettes	148.7	956.2	71.7	807.5	71.8	349.9	457.6
Net sales—Food/Non-food	60.3	377.1	28.3	316.8	28.2	137.6	179.2
Gross profit	6.9	70.9	5.3	64.0	5.7	28.4	35.6
Warehousing and distribution expenses	4.4	37.1	2.8	32.7	2.9	13.1	19.6
Selling, general and administrative expenses	2.9	25.2	1.9	22.3	2.0	10.4	11.9
Income from operations	(0.7)	8.2	0.6	8.9	0.8	4.8	4.1
Interest expense, net	1.2	3.3	0.3	2.1	0.2	1.5	0.6
Loss on early extinguishment of debt	2.6	2.6	0.2	—	—	—	—
Reorganization items, net	71.1	—	—	(71.1)	(6.3)	0.6	(71.7)
Net income	(50.0)	0.9	0.1	50.9	4.5	1.6	49.3

Net sales.    Net sales overall for the three months ended September 30, 2005 increased $209.0 million, or 18.6%, compared to the three months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $142.4 million or 68.1% of the increase in net sales inclusive of excise taxes. The remaining increase in net sales of $66.6 million was due to increases in net sales to existing customers and other customer wins and losses, the impact of cigarette excise tax increases, and increases in sales in our Canadian distribution centers due to foreign currency translation changes. The increase due to excise tax increases was $59.4 million in the 2005 period compared to 2004, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $22.1 million in the 2005 period compared to 2004.

Net sales of cigarettes for the three months ended September 30, 2005 increased $148.7 million, or 18.4% compared to the three months ended September 30, 2004. An increase of $103.0 million or 12.8% was attributable to the addition of the three significant new customers in 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2004 and the three months ended September 30, 2005. These increases are reflected in our net sales of cigarettes. In the three months ended September 30, 2005, cigarette carton sales increased by 12.0% compared to the three months ended September 30, 2004. This increase was primarily attributable to the three significant new customers in 2005.

Net sales of food and non-food products for the three months ended September 30, 2005 increased $60.3 million or 19.0% compared to the same period in 2004. An increase of $39.4 million, or 12.5%, is attributable to the three new customers mentioned above. The remaining increase of $20.9 million, or 6.6%, is due primarily to increases in sales to existing customers and net customer gains and losses.

Gross profit.    Gross profit for the three months ended September 30, 2005 increased by $6.9 million, or 10.8%, compared to the three months ended September 30, 2004. The increase in gross profit dollars was primarily caused by an increase in sales volume. As a percent of sales, gross profit decreased from 5.7% for the three months ended September 30, 2004 to 5.3% for the three months ended September 30, 2005.

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was due in part to a reduction in rebates and allowances received from our vendors as well as lower margins earned related to sales to the three new significant customers obtained in early 2005. Effective with the Fleming bankruptcy filing, two major cigarette manufacturers in Canada withdrew their credit terms discounts, resulting in lost cigarette gross profit totaling approximately $0.8 million in the three months ended September 30, 2004. The credit terms discounts were restored after emergence from bankruptcy and therefore the gross profit was restored during the entire nine months ended September 30, 2005. Cigarette gross profit for the three months ended September 30, 2005 included approximately $0.3 million in inventory holding profits relating to cigarette tax increases and manufacturer price increases, compared to $0.0 million for the three months ended September 30, 2004. In addition cigarette gross profit margins were negatively impacted in the three months ended September 30, 2005, compared to the three months ended September 30, 2004 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, aside from $0.3 million in cigarette inventory holding profits earned in the three months ended September 30, 2005, our gross profit dollars generally remained unaffected as a result of tax increases.

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the three month periods.

(in millions)	Successor three months ended September 30, 2005	2005 % of Net Sales	Successor and Predecessor Combined three months ended September 30, 2004	2004 % of Net Sales
Net sales	$1,333.3	100.0	$1,124.3	100.0

LIFO expense	(1.8)	(0.1)	(1.1)	(0.1)
Cigarette inventory holding profits	0.3	—	—	—
Credit terms withheld	—	—	(0.8)	(0.1)
Remaining gross profit	72.4	5.4	65.9	5.9

Gross profit	70.9	5.3	64.0	5.7

Warehousing and distribution expenses.    Warehousing and distribution expenses for the three months ended September 30, 2005 increased by $4.4 million compared to the three months ended September 30, 2004. As a percentage of sales these expenses decreased from 2.9% for the three months ended September 30, 2004 to 2.8% for the three months ended September 30, 2005. The decrease as a percent to sales in the three months ended September 30, 2005 is in part due in part to cost improvements generated through the re-engineering of three of our distribution centers. In addition, the leveraging of fixed costs in relation to net sales increases at our other distribution centers and increases in sales due to excise tax increases reduced expenses as a percentage of sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $2.9 million compared to the three months ended September 30, 2004. As a percentage of sales, these expenses decreased from 2.0% for the three months ended September 30,

2004 to 1.9% for the same period in 2005. Expense reductions attributable to three of our distribution centers significantly contributed to a reduction in expenses compared to the three months ended September 30, 2004. Selling, general and administrative expenses were negatively impacted by costs such as audit, legal and audit-related consulting totaling approximately $0.8 million, primarily incurred in support of our requirement to become a public company. Additionally, we incurred expenses of approximately $0.3 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002.

Income from operations.    Income from operations for the three months ended September 30, 2005 was $8.2 million compared to $8.9 million for the three months ended September 30, 2004, primarily attributable to the items discussed in this section.

Interest expense, net.    Interest expense for the three months ended September 30, 2005 increased by $1.2 million compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, the effective interest rate and average net borrowings, including letter of credit borrowings, were higher than the three months ended September 30, 2004. The higher effective interest rate for the 2005 period was in part due to the higher interest rates charged under our Tranche B borrowings. Interest expense for the period July 1, 2004 through August 22, 2004 was imputed as required under carve-out accounting during the time that the Company had inter-company borrowings with Fleming.

Loss on early extinguishment of debt.    Loss on early extinguishment of debt of $2.6 million, initially anticipated to be incurred in the fourth quarter of 2005, was recorded in connection with prepayment penalties and the write-off of debt discount and issuance costs associated with the early retirement of the funded portion of the Tranche B Note Agreement during the three months ended September 30, 2005.

Reorganization items, net.    Reorganization items, net for the three months ended September 30, 2004 represents expenses we incurred as a result of the Fleming bankruptcy and adjustments related to fresh-start accounting. In connection with our emergence from the Fleming bankruptcy, the application of fresh-start accounting resulted in a $5.8 million favorable adjustment to reflect the fair value of assets and liabilities and a net gain of $66.1 million relating to the discharge of pre-petition debt. Additionally, we incurred legal, consulting and other professional costs in connection with the Fleming bankruptcy. No reorganization items were incurred in the three months ended September 30, 2005.

Comparison of the nine months ended September 30, 2005 and 2004

The combined results of operations for the period August 23, 2004 through September 30, 2004 and the period from January 1, 2004 through August 22, 2004 are compared to those of the nine months ended September 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

(in millions)	Successor 2005 compared to Successor and Predecessor combined 2004	Successor nine months ended September 30, 2005	2005 % of Net Sales	Combined Successor and Predecessor nine months ended September 30, 2004	2004 % of Net Sales	Successor Period from August 23, through September 30, 2004	Predecessor Period from January 1 through August 22, 2004
Net sales	$520.6	$3,681.2	100.0	$3,160.6	100.0	$487.5	$2,673.1
Net sales—Cigarettes	355.9	2,629.7	71.4	2,273.8	71.9	349.9	1,923.9
Net sales—Food/Non-food	164.7	1,051.5	28.6	886.8	28.1	137.6	749.2
Gross profit	28.6	206.8	5.6	178.2	5.6	28.4	149.8
Warehousing and distribution expenses	10.7	102.5	2.8	91.8	2.9	13.1	78.7
Selling, general and administrative expenses	8.5	78.2	2.1	69.7	2.2	10.4	59.3
Income from operations	8.6	25.2	0.7	16.6	0.5	4.8	11.8
Interest expense, net	3.6	9.5	0.3	5.9	0.2	1.5	4.4
Loss on early extinguishment of debt	2.6	2.6	0.1	—	—	—	—
Reorganization items, net	69.4	—	—	(69.4)	(2.2)	0.6	(70.0)
Net income	(45.6)	6.7	0.2	52.3	1.7	1.6	50.7

Net sales.    Net sales overall for the nine months ended September 30, 2005 increased $520.6 million, or 16.5%, compared to the nine months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $357.4 million or 68.7% of the increase in net sales, inclusive of excise taxes. The remaining increase in net sales of $163.2 million was due to increases in net sales to existing customers and other customer wins and losses, the impact of cigarette tax increases and increases in sales in our Canadian distribution centers due to foreign currency translation changes. The increase due to excise tax increases was approximately $142.1 million in the 2005 period compared to 2004, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $59.6 million in the 2005 period compared to 2004.

Net sales of cigarettes for the nine months ended September 30, 2005 increased $355.9 million, or 15.7% compared to the nine months ended September 30, 2004. An increase of $256.0 million or 11.3% was attributable to the addition of the three new customers in 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial taxes that occurred during the periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2004 and the nine months ended

September 30, 2005 and these increases are reflected in our net sales of cigarettes. In the nine months ended September 30, 2005, cigarette carton sales increased by 10.9% compared to the nine months ended September 30, 2004. This increase was primarily attributable to three significant new customers in 2005.

Net sales of food and non-food products for the nine months ended September 30, 2005 increased $164.7 million or 18.6% compared to the same period in 2004. An increase of $101.4 million, or 11.4%, is attributable to the three new customers mentioned above. The remaining increase of $63.3 million, or 7.1%, is due primarily to net increases in sales to existing customers and other customer wins and losses.

Gross profit.    Gross profit for the nine months ended September 30, 2005 increased by $28.6 million, or 16.0%, compared to the nine months ended September 30, 2004. The increase in gross profit dollars was primarily caused by an increase in sales volume and the impact of cigarette inventory holding profits related to state cigarette tax increases and manufacturer price increases. As a percent of sales, gross profit has remained constant at 5.6% for both nine-month periods.

Although the overall gross profit margins remained constant, the remaining gross profit margins as disclosed in the following table decreased due in part to a reduction in rebates and allowances received from our vendors as well as lower margins earned related to sales to the three new significant customers obtained in early 2005. Effective with the Fleming bankruptcy filing, two major cigarette manufacturers in Canada withdrew their credit terms discounts, resulting in lost cigarette gross profit totaling approximately $3.5 million in the first nine months of 2004. The credit terms discounts were restored after emergence from bankruptcy and therefore the gross profit was restored during the entire nine months ended September 30, 2005. Cigarette gross profit for the nine months ended September 30, 2005 included approximately $5.3 million in inventory holding profits relating to cigarette tax increases and manufacturer price increases, compared to $0.2 million for the nine months ended September 30, 2004. In addition, LIFO expense increased from $3.2 million in the nine months ended September 30, 2004 to $5.0 million for the nine months ended September 30, 2005, due primarily to inflation.

Cigarette gross profit margins were negatively impacted in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, aside from the aforementioned inventory holding profits, our gross profit dollars generally remained unaffected as a result of tax increases.

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the nine month periods:

(in millions)	Successor nine months ended September 30, 2005	2005 % of Net Sales	Successor and Predecessor Combined nine months ended September 30, 2004	2004 % of Net Sales
Net sales	$3,681.2	100.0	$3,160.6	100.0

LIFO expense	(5.0)	(0.1)	(3.2)	(0.1)
Cigarette inventory holding profits	5.3	0.1	0.2	—
Credit terms withheld	—	—	(3.5)	(0.1)
Remaining gross profit	206.5	5.6	184.7	5.8

Gross profit	206.8	5.6	178.2	5.6

Warehousing and distribution expenses.    Warehousing and distribution expenses for the nine months ended September 30, 2005 increased by $10.7 million compared to the nine months ended September 30, 2004. As a percentage of sales these expenses decreased from 2.9% for the nine months ended September 30, 2004 to 2.8% for the nine months ended September 30, 2005. The decrease as a percent to sales in the nine months ended

September 30, 2005 is in part due to cost improvements generated through the re-engineering of three of our distribution centers. In addition, the leveraging of fixed costs in relation to net sales increases reduced expenses as a percentage of sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $8.5 million compared to the nine months ended September 30, 2004. As a percentage of sales, these expenses declined from 2.2% for the nine months ended September 30, 2004 to 2.1% for the nine months ended September 30, 2005. Expense reductions attributable to three distribution centers significantly contributed to a reduction in expenses compared to the nine months ended September 30, 2004. Selling, general and administrative expenses were negatively impacted by costs such as audit, legal and audit-related consulting totaling approximately $4.0 million incurred in support of our requirement to become a public company. Additionally, we incurred expenses of approximately $0.8 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002.

Income from operations.    Income from operations for the nine months ended September 30, 2005 was $25.2 million compared to $16.6 million for the nine months ended September 30, 2004, primarily attributable to the items discussed in this section.

Interest expense, net.    Interest expense for the nine months ended September 30, 2005 increased by $3.6 million compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the effective interest rate and average net borrowings, including letter of credit borrowings, were higher than the nine months ended September 30, 2004. The higher effective interest rate for the 2005 period was in part due to the higher interest rates charged under our Tranche B borrowings. Interest expense for the period January 1, 2004 through August 22, 2004 was imputed as required under carve-out accounting during the time that the Company had inter-company borrowings with Fleming.

Loss on early extinguishment of debt.    Loss on early extinguishment of debt of $2.6 million, initially anticipated to be incurred in the fourth quarter of 2005, was recorded in connection with prepayment penalties and the write-off of debt discount and issuance costs associated with the early retirement of the funded portion of the Tranche B Note Agreement during the nine months ended September 30, 2005.

Reorganization items, net.    Reorganization items, net for the nine months ended September 30, 2004 represents expenses we incurred as a result of the Fleming bankruptcy and adjustments related to fresh-start accounting. In connection with emergence from bankruptcy, the application of fresh-start accounting resulted in a $5.8 million adjustment to reflect the fair value of assets and liabilities and a net gain of $66.1 million relating to the discharge of pre-petition debt. Additionally, we incurred legal, consulting and other professional costs of approximately $2.5 million in connection with the Fleming bankruptcy during this period. No such expenses were incurred in the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditure programs and debt service requirements with respect to our credit facilities. We have historically funded our capital requirements through our current operations and external borrowings. However during the period June 18, 2002 to August 23, 2004, when Fleming was our parent company, to the extent necessary, we funded our operations through intercompany borrowings.

As of September 30, 2005, our cash and restricted cash were $30.4 million and $12.2 million, respectively, compared with $26.2 million and $12.1 million, respectively, as of December 31, 2004. Restricted cash represents funds that have been set aside in trust as required by Canadian provincial taxing authorities to secure amounts payable to these authorities for cigarette and tobacco excise taxes.

Cash flows from operating activities

Nine months ended September 30, 2005

For the nine months ended September 30, 2005, net cash provided by operating activities was $51.7 million and consisted of cash generated from operations of $25.8 million, and cash provided as a result of changes in assets and liabilities of $25.9 million. Cash generated from operations includes net income of $6.7 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The increase in cash from changes in assets and liabilities was due primarily to a decrease in inventories of $26.2 million, a decrease in other receivables of $12.7 million, and an increase in cigarette and tobacco taxes payable of $11.1 million, offset by an increase in accounts receivable of $9.7 million and a decrease in other accrued liabilities. The decrease in inventories was due to higher than normal cigarette inventory levels at December 31, 2004 as a result of a U.S. cigarette manufacturer promotion occurring in late December and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays. The decrease in other receivables during the period was the result of a reduction in vendor receivables outstanding as we continue to reconcile and collect on delinquent vendor credits caused as a result of the bankruptcy. The increase in cigarette and excise taxes payable was due primarily to an increase in purchase volume and the reinstatement of credit terms in one of the states in which we do business. The increase in accounts receivable was due primarily to an increase in sales volume generated as a result of the customer gains in 2005, while the decrease in other accrued liabilities was due primarily to payments made relating to income taxes.

Nine months ended September 30, 2004

For the nine months ended September 30, 2004, cash provided by the Successor and Predecessor Companies combined operating activities was $11.6 million and consisted of cash generated from operations totaling $10.3 million and cash provided from changes in assets and liabilities of $1.3 million. Cash generated from operations includes net income of $52.3 million, offset primarily by adjustments related to fresh-start accounting and non-cash deferred taxes.

The increase in cash from changes in asset and liabilities was due to a decrease in cigarette and tobacco taxes payable of $7.0 million and payments made for liabilities subject to compromise pursuant to the Plan of $55.6 million, partially offset by a decrease in inventories of $50.0 million. The decrease in inventory levels of $50.0 million was due to the higher-than-normal levels of inventory at the end of 2003 when we purchased excess cigarette inventories in connection with a Canadian manufacturer holiday and in anticipation of U.S. cigarette manufacturer price changes. The additional Canadian cigarette inventory at December 31, 2003 also resulted in increased cigarette and tobacco taxes payable, which declined from December 2003 to September 2004. The payments made for liabilities subject to compromise of $55.6 million included $28.1 million related to excise tax liabilities that were allowed pursuant to the Plan.

Cash flows relating to investing activities

Nine months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005 and September 30, 2004, cash flows used in investing activities were $4.2 million and $6.6 million, respectively, and was entirely attributable to capital expenditures during the periods. For the nine months ended September 30, 2005, capital spending related primarily to the scheduled replacement of delivery and warehouse equipment. For the nine months ended September 30, 2004, it related to the reengineering of three of our distribution centers. Our capital expenditure plan was to spend approximately $10 million during 2005, primarily related to facility upgrades and scheduled replacement of delivery and warehouse equipment. However, we have deferred some capital expenditures and now expect capital expenditures for 2005 to total less than $10 million.

Cash flows from financing activities

Nine months ended September 30, 2005 and 2004

The following table summarizes our funded debt obligations and outstanding letters of credit under our prior revolving credit facility and the Tranche B Note Agreement as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
	(Unaudited)
Prior revolving credit facility	$35.6	$45.0
Tranche B notes payable	—	35.5

Subtotal	35.6	80.5
Less: debt discount	—	(3.0)
Subtotal	—	77.5
Less current portion	—	—

Total long-term debt, net of current portion	$35.6	$77.5

Letters of credit outstanding	$53.2	$61.2

2005 Debt Refinancing

On October 13, 2005, we entered into a new $250 million five-year revolving credit facility, which we refer to as the 2005 Credit Facility, with a group of lenders led by J.P. Morgan Chase. The 2005 Credit Facility refinanced and replaced the prior revolving credit facility and the Tranche B Note Agreement, and in conjunction with establishing the 2005 Credit Facility we prepaid all $32.3 million in outstanding revolving loans under the prior revolving credit facility and Tranche B Note Agreement, cash collateralized or transferred to the 2005 Credit Facility all $53.3 million in letters of credit issued under the prior revolving credit facility and the Tranche B Note Agreement, and terminated the prior revolving credit facility and the Tranche B Note Agreement. As required under the Tranche B Note Agreement, we paid a 6% pre-payment fee of $1.5 million in October, 2005 for the termination of the Tranche B Note Agreement, which will be expensed in our fourth quarter 2005 results of operations.

We paid a total of approximately $2.3 million in financing costs in connection with the 2005 Credit Facility, which will be deferred and amortized over the life of the facility. Additionally, unamortized debt issuance costs related to the prior revolving credit facility will be expensed in our fourth quarter 2005 results of operations.

The 2005 Credit Facility provides for up to $250 million in revolving loans, of which $160 million is available as letters of credit and up to C$110 million is available in Canadian dollars. Borrowing under the 2005 Credit Facility is subject to a formula based on eligible accounts receivable, eligible inventory, certain equipment and certain unrestricted cash balances, less certain reserves (the 2005 Credit Facility Borrowing Base), which limits the amount of revolving loans and letters of credit available. The administrative agent under the 2005 Credit Facility also has the right, under certain circumstances, to establish additional reserves against the commitment under the 2005 Credit Facility.

At our option, interest rates on the U.S. revolving loans and letters of credit under the 2005 Credit Facility are based on LIBOR plus an applicable margin or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on our adjusted

EBITDA as defined in the 2005 Credit Facility and is initially set at 1.50%. Interest is payable monthly, or if we elect LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as we may elect under the 2005 Credit Facility (except that if we elect a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). We are subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on our adjusted EBITDA as defined in the 2005 Credit Facility, and is initially set at 0.25%.

The Credit Agreement for the 2005 Credit Facility (the 2005 Credit Agreement) contains restrictive covenants, including among others limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. If our availability under the 2005 Credit Facility falls below $35 million, we will be obligated to maintain a fixed charge coverage ratio, calculated as provided in the 2005 Credit Agreement and based on adjusted EBITDA as defined in the 2005 Credit Agreement, of not less than 1.1 to 1.

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR – based loans prepaid prior to the end of an interest period).

As of October 31, 2005, there were $39.0 million in revolving loans and $51.9 million in letters of credit outstanding under the 2005 Credit Facility, our availability under the 2005 Credit Agreement was $91.3 million, and we were in compliance with all of our covenants under the 2005 Credit Agreement.

The refinancing of our debt will provide us more favorable interest rates on our borrowings and is expected to result in a decrease in interest expense as compared to our previous credit facilities.

Contractual Obligations and Commitments

Contractual Obligations.    The following table presents information regarding our contractual obligations that exist as of December 31, 2004:

(in millions)	Total	2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt(1)	$80.5	$—	$—	$45.0	$—	$35.5	$—
Operating leases	72.9	16.2	14.4	11.5	8.1	6.2	16.5

Total contractual obligations	$153.4	$16.2	$14.4	$56.5	$8.1	$41.7	$16.5

(1)	As of September 30, 2005, the Company had paid off the $35.5 million long-term debt obligation. As of 10/13/05, we refinanced the $45.0 million of long-term debt obligations with a new maturity date of 2010.

Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance Sheet Arrangements

Letter of Credit Commitments.    As of December 31, 2004, our standby letters of credit issued under our prior revolving credit facility and the Tranche B Note Agreement were $61.2 million of which $54.7 million relates to workers’ compensation and casualty insurance. All of the standby letters of credit will expire in the next 12 months. In the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit as required by business needs. As of September 30, 2005, our standby letters of credit issued under our prior revolving credit facility and the Tranche B Note Agreement were $53.2 million and of this amount, standby letters of credit relating to workers’ compensation and casualty insurance totaled $47.2 million. On October 13, 2005, the Company entered into a new five-year $250 million revolving credit agreement which we refer to as the 2005 Credit Facility, that refinanced and replaced the prior revolving credit facility and Tranche B. Note Agreement and repaid all debt and replaced or cash collateralized all letters of credit outstanding under the prior agreements and terminated those agreements (see Note 12 – Subsequent Events.) As of October 31, 2005, the outstanding balances of the letters of credit were $51.9 million.

Trust Guarantees.    Pursuant to the Plan, two special purpose trusts were established, the Post-Confirmation Trust, or PCT, and the Reclamation Creditors’ Trust, or RCT, collectively, the Trusts (See Note 1—Summary Company Information). The Trusts were established in order to administer post-confirmation responsibilities ordered under the Plan including, but not limited to, the pursuit of assets and reconciliation and subsequent settlement of pre-petition and post-petition claims, including specific administrative claims. Under the terms of the Plan, we guarantee the payment of all PCT administrative claims in excess of $56 million. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the combined amounts of the RCT TLV and non-TLV claims to not greater than $137 million. FIN 45 requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts, we believe that (i) the PCT administrative claims are substantially below the guarantee threshold and (ii) the assets of the RCT will be sufficient to satisfy the TLV claims and non-TLV claims against it. Therefore, we have not accrued any liability with respect to these guarantees. However, if the assets of either Trust are insufficient to cover the liabilities of such Trust we could be required to satisfy the guarantees. We have reviewed the Trusts and related guarantees pursuant to FIN 46 and found that they are not subject to consolidation.

Operating Leases.    The majority of our sales offices, warehouse facilities, and trucks are subject to lease agreements which expire at various dates through 2016 (excluding renewal options). These leases generally require us to maintain, insure, and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Litigation

In the ordinary course of our business, we are subject to certain legal proceedings, claims, investigations and administrative proceedings. In accordance with SFAS No. 5 Accounting for Contingencies, we record a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. When applicable, these provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At both September 30, 2005 and December 31, 2004, we were not involved in any material litigation.

New Accounting Pronouncements

In June 2005, the FASB reached a consensus on EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements. This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005 and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not anticipate that the adoption of EITF 05-6 will have a material impact on our financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are evaluating the impact of FIN 47.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Risks Relating to Our Business

Cigarette and consumable goods distribution is a low-margin business sensitive to economic conditions.

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our non-cigarette sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increase due to manufacturer price increases or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our profit margins and earnings could be negatively impacted.

The consumable goods distribution industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence generally may negatively impact our sales. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Increases in fuel prices and reduced demand for the products we distribute resulting from the devastating effect of Hurricane Katrina on the Gulf Coast of the United States could have a negative impact on our business. Due to the low-margins on the products we distribute, changes in general economic conditions could materially adversely affect our operating results.

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the year ended December 31, 2004, approximately 72% of our revenues came from the distribution of cigarettes. During the same period, approximately 36% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. and Canadian cigarette and tobacco market has generally been declining, and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefited from a shift of cigarette and tobacco sales to convenience stores. However, this favorable trend may not continue and may reverse.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other unlicensed recipients over the Internet, and other tobacco product regulation. In Canada, British Colombia has adopted legislation authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. Other provinces may adopt similar legislation and initiate similar lawsuits. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels or sales outside of legitimate channels.

In the United States, we purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (or MSA), which results in our facing certain financial risks including competition from lower priced sales of cigarettes produced by manufacturers who do not participate in the Master Settlement Agreement.

In June 1994, the Mississippi attorney general brought an action against various tobacco industry members. This action was brought on behalf of the state to recover state funds paid for health-care, medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases scheduled for trial—Mississippi, Florida, Texas and Minnesota—by separate agreements between each state and those manufacturers in each case. These states are referred to as non-MSA states.

In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with the other 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. The MSA and the other state settlement agreements: settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions; released the major U.S. cigarette manufacturers from various additional present and potential future claims relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; settled all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business; imposed a stream of future payment obligations on major U.S. cigarette manufacturers; and placed significant restrictions on their ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers.

In order to limit our potential tobacco related liabilities, we do not purchase cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers.

Competition among cigarette manufacturers for cigarette sales is primarily based on brand positioning, price, product attributes, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position. Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants to the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. Historically, major tobacco product manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the MSA was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially.

As a result of purchasing premium and discount cigarettes for sale in MSA states exclusively from manufacturers that are parties to the MSA, we are adversely impacted by sales of brands from non-MSA manufacturers and deep-discount brand growth. We believe that small manufacturers, not subject to the MSA, of deep-discount brands have steadily increased their combined market share of cigarette sales. The premium and discount cigarettes subject to the MSA that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. The growth in market share of the deep-discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell. As a result, our operations may be negatively impacted as sales volumes of premium cigarettes and the other tobacco products erode.

We also face competition from illicit and other low priced sales of cigarettes.

We also face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the MSA. Increased sales of counterfeit cigarettes, sales by third parties over the internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations.

If the tobacco industry’s master settlement agreement is invalidated, or tobacco manufacturers cannot meet their obligations to indemnify us, we could be subject to substantial litigation liability.

In connection with the MSA, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. To date, litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. However, if such litigation were to be successful and the MSA is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and us could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

Cigarettes and other tobacco products are subject to substantial excise taxes and if these taxes are increased, our sales of cigarettes and other tobacco products could decline.

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

We face competition in our distribution markets and if we are unable to compete effectively in any distribution market, we may lose market share and suffer a decline in sales.

Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price and variety of products offered, schedules and reliability of deliveries, and the range and quality of services provided.

Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest distributor of tobacco products in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

If the costs to us of the products we distribute increase, or excise stamp taxes increase, and we cannot pass these increases on to our customers, our results of operations could be adversely affected.

It we cannot pass along to our customers increases in our cost of goods sold which we experience when manufacturers or taxing authorities increase prices or taxes invoiced or reduce or eliminate discounts, rebates, allowances and other incentive programs, our profit margins could erode. Our industry is characterized by a high volume of sales with relatively low profit margins. If we cannot pass along cost increases to our customers due to resistance to higher prices, our relatively narrow profit margins and earnings could be negatively affected.

We are dependent on the convenience store industry for our revenues, and our results of operations would suffer if there is an overall decline in the convenience store industry.

The majority of our sales are made under purchase orders and short-term contracts with convenience stores which inherently involve significant risks. These risks include the uncertainty of general economic conditions in the convenience store industry, credit exposure from our customers and termination of customer relationships without notice, consolidation of our customer base, and consumer movement toward purchasing from club stores and mass merchandisers. Any of these factors could negatively affect the convenience store industry which would negatively affect our results of operations.

Some of our distribution centers are dependent on a few relatively large customers, and our failure to maintain our relationships with these customers could substantially harm our business and prospects.

Some of our distribution centers are dependent on relationships with a single customer or a few customers, and we expect our reliance on these relationships to continue for the foreseeable future. Any termination or non-renewal of customer relationships could severely and adversely affect the revenues generated by certain of our distribution centers. For example, in connection with Fleming’s bankruptcy, our customer relationships with Target and K-Mart were terminated resulting in a significant loss of revenue and the closure of four distribution centers located in the Eastern United States. Any future termination, non-renewal or reduction in services that we provide to these select customers would cause our revenues to decline and our operating results would be harmed.

If we are not able to attract new customers, our results of operations could suffer.

Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and capture additional distribution customers. The ability to capture additional customers through our existing network of distribution centers is especially important because it enables us to leverage our distribution centers and other fixed assets. Our ability to retain existing customers and attract new customers is dependent upon our ability to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency in distributing products to our customers while integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our customers. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our results of operations.

We may not be able to borrow the additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $250 million 2005 Credit Facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtaining financing on terms satisfactory to us, or at all.

We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.

We obtain the products we distribute from third party suppliers. At December 31, 2004, we had approximately 3,500 vendors, and during 2004 we purchased approximately 66% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 25% and 16% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Because we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

We may be subject to product liability claims which could materially adversely affect our business.

Core-Mark, as with other distributors of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty can not fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations.

We depend on our senior management and key personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly J. Michael Walsh, our President and Chief Executive Officer. We do not maintain key person life insurance policies on these individuals or any of our other executive officers, and we do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or key employees could harm our business.

We operate in a competitive labor market and a portion of our employees are covered by collective bargaining agreements.

Our continued success will partly depend on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at September 30, 2005 approximately 6.7%, or approximately 223, of our employees are covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next two years.

We cannot assure you that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize, that our labor costs will not increase, that we will be able to recover any increases in labor costs through increased prices charged to customers or that we will not suffer business interruptions as a result of strikes or other work stoppages. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices charged to our customers or offsets by productivity gains, our results of operations could be materially adversely affected.

Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.

We generate a significant portion of our revenues in Canadian dollars, approximately 22% in 2004. We also incur a significant portion of our expenses, in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars.

We are subject to governmental regulation and if we are unable to comply with regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.

As a distributor of food products, we are subject to the regulation by the U.S. Food and Drug Administration. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Department of Transportation, Drug Enforcement Agency and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.

Earthquake and natural disaster damage could have a material adverse affect on our business.

We are headquartered in, and conduct a significant portion of our operations in, California. Our operations in California are susceptible to damage from earthquakes. In addition, two of our data centers are located in California and Oregon and may be susceptible to damage in the event of an earthquake. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

Our information technology systems may be subject to failure or disruptions, which could seriously harm our business.

Our business is highly dependent on our Distribution Center Management System, or DCMS. The convenience store industry does not have a standard information technology, or IT platform. Therefore, actively integrating our customers into our IT platform is a priority, and our DCMS platform provides our distribution centers with the flexibility to adapt to our customers’ IT requirements. We also rely on our DCMS, and our internal information technology staff, to maintain the information required to operate our distribution centers and provide our customers with fast, efficient and reliable deliveries. While we have taken steps to increase redundancy in our IT systems, if our DCMS fails or is subject to disruptions, we may suffer disruptions in service to our customers and our results of operations could suffer.

Risks Relating to Our Recent Reorganization

We are guarantors of certain payments pursuant to the Plan of Reorganization.

Pursuant to the Plan, two special purpose trusts, the Post Confirmation Trust, or PCT, and the Reclamation Creditor’s Trust, or RCT, were established. We refer to the PCT and the RCT collectively as the Trusts. The Trusts are charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims including trade lien vendor claims, or TLV claims, each as allocated between the PCT and the RCT pursuant to the Plan. Under the terms of the Plan, we guarantee the payment of PCT administrative claims in excess of $56 million. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the combined guarantee amounts of the RCT TLV and non-TLV claims to not greater than $137 million. To the extent that are we are required to fund amounts under the guarantees, our results of operations and our liquidity and capital resources could be materially adversely affected. In addition, we may not have sufficient cash reserves to pay the amounts required under the guarantees when they become due.

The Fleming bankruptcy has negatively affected some of our relationships with customers, suppliers and employees and our results of operations and may continue to negatively affect such relationships and our results of operations.

We estimate that the former Fleming convenience distribution centers, which included Core-Mark International and seven Fleming distribution centers, lost approximately $1.2 billion in annualized sales after Fleming’s Chapter 11 filing, with approximately $360 million of such lost sales attributable to four closed distribution centers located in the Eastern United States and the balance attributable to the distribution centers now comprising Core-Mark. We cannot predict accurately or quantify the additional effects, if any, that the bankruptcy may continue to have on our operations.

Our operating flexibility is limited in significant respects by the restrictive covenants in our 2005 Credit Facility.

Our 2005 Credit Facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to: incur additional indebtedness, pay dividends and make distributions, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

In addition, under our 2005 Credit Facility, we are required to meet certain financial ratios and tests. Our ability to comply with these covenants may be affected by factors beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our 2005 Credit Facility, which would permit our lenders to declare all amounts incurred thereunder to be immediately due and payable, and our lenders under our 2005 Credit Facility could terminate their commitments to make further extensions of credit under our 2005 Credit Facility.

Our reorganization valuation is based in part on estimates of future performance. If our estimates are not accurate, the market price of our common stock could be adversely affected.

Our financial statements reflect the adoption of American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. In accordance with fresh-start accounting under SOP 90-7, all and liabilities were recorded at their respective fair values on the Effective Date of the Plan, August 23, 2004 These fair values represent our best estimates and are based on independent valuations where applicable. To calculate the fair value of our assets, or reorganization value as defined in SOP 90-7, on the effective date of the Plan, financial projections were prepared and the fair value of assets as well as our enterprise value was determined using various valuation methods based on these financial projections. The estimated enterprise value used for portions of this valuation analysis is highly dependent upon our achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed. SOP 90-7 requires that the reorganization value be allocated to the assets in conformity with FASB Statement No. 141, Business Combinations (SFAS No. 141). Although we allocated our reorganization value among our assets in accordance with SFAS No. 141, our allocations were based on assumptions. Accordingly, these allocations are estimates only. Subsequent changes, if any, will be reflected in our operating results. The valuation, insofar as it relates to the enterprise value, necessarily assumes that we will achieve the estimates of future operating results in all material respects. If these results are not achieved, the resulting values could be materially different from our estimates, and the trading price of our common stock could be adversely affected.

Our tax treatment of the reorganization may not be accepted by the IRS, which could result in increased tax liabilities.

Deferred tax assets and liabilities as reflected at August 23, 2004 in connection with the application of fresh-start accounting are based on management’s best estimate of the tax filing position that is probable of being accepted by the applicable taxing authorities. The Company intends to take an alternative position on future tax returns. Based on this alternative tax filing position, the Company has taken deductions on its current period tax return that could be challenged by the taxing authorities. Although management believes that the Company’s tax filing position will more likely than not be sustained in the event of an examination by applicable taxing authorities and we would contest any proposed adjustment vigorously, the outcome of such matters can not be predicted with certainty. As such, the Company has accrued approximately $1.8 million in other tax liabilities on the accompanying December 31, 2004 consolidated balance sheet for this contingency.

Risks Relating to An Investment in Our Common Stock

Approximately 4.4 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan and additional shares will be issued pursuant to the 2005 Long-Term Incentive Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of September 30, 2005, 5.4 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 4.4 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 4.4 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the Post Confirmation Trust (PCT) and the bankruptcy court and are not in our control. In October 2005, the PCT authorized a further distribution of 2.0 million shares of common stock to the creditors. In addition, as of September 30, 2005, restricted stock units, restricted stock and options issued pursuant to our stock incentive plans relating to 1.3 million shares of our common stock were outstanding.

In February 2005, our board of directors adopted our 2005 Long Term Incentive Plan, or the 2005 Plan, and authorized the grant of restricted stock units under the 2005 Plan to be allocated by our Chief Executive Officer among our employees in proportion to grants made under the 2004 Plan. The number of shares of our common stock issuable under the 2005 Plan is limited to a number of shares having a market value of $5.5 million, based on the average closing price of our common stock over the eleventh through twentieth trading days following the date that our common stock becomes listed for quotation on the NASDAQ National Market. In February 2005, the Compensation Committee and the Board of Directors approved the grant of restricted stock units having a value of approximately $5.0 million with a vesting commencement date of February 1, 2005. The Board of Directors determined that the balance of approximately $0.5 million available for grants under the 2005 Plan should be reserved for possible future issuance.

The distribution of a significant amount of shares of common stock onto the market or the sale of a substantial number of shares at any given time could result in a decline in the price of our common stock, cause dilution, or increase volatility.

We may not be able to obtain the required approval of holders of shares of our common stock for certain actions as our largest shareholder, Fleming, may not be permitted by the bankruptcy court or may choose not to vote any undistributed shares.

As of September 30, 2005, only 5.4 million shares, or approximately 55%, of our outstanding common stock has been distributed by Fleming under the Plan. Fleming holds the balance of the 9.8 million shares of our common stock to be distributed pursuant to the Plan, and without bankruptcy court approval, Fleming may not be permitted to attend a meeting of our stockholders for purposes of establishing a quorum for a stockholders meeting or to vote its shares of our common stock. Therefore, we may not be able to effect certain corporate actions that require the approval of our stockholders. The failure to take such stockholder actions could have a material adverse affect on us and our operations.

We will incur significant costs as a result of being a public company.

As a public company, we will incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal, audit and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we are required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We have identified two material weaknesses in our internal controls over financial reporting. If we fail to remedy these or any other material weaknesses in our internal controls over financial reporting that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in “Item 4. Controls and Procedures,” we have identified two material weaknesses in our internal controls over financial reporting consisting of (i) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements and the complexity of our operations and transactions and (ii) inadequate analysis, documentation, reconciliation and review of accounting records and supporting data and inadequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of consolidated financial statements in accordance with generally accepted accounting principles. In order to address these material weaknesses we have retained additional accounting resources, we are working to obtain the requisite training for others in the Company and we are implementing procedures for review of accounting issues. However, if we fail to remediate these material weaknesses or any other material weaknesses we may identify, such failure could result in material misstatements in our financial statements.

We are engaged in the process of assessing the effectiveness of our internal control over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is required in connection with the filing of our annual Report on Form 10-K of the fiscal year ending December 31, 2007. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting.

Any failure to complete our assessment of our internal control over financial reporting, to remediate the material weaknesses we have identified or any other material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10, as amended for a discussion of the market risk for the Company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles relating to the timing of the write-off of debt discount and debt issuance costs and the classification of deferred stock-based compensation within stockholders’ equity on the consolidated balance sheet, affecting debt, other non-current assets, net, early extinguishment of debt, additional paid-in capital and deferred stock-based compensation accounts.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place to ensure the accurate preparation and review of the consolidated statement of cash flows, including the treatment of foreign currency translation adjustments, affecting primarily cigarette and tobacco taxes payable, accounts payable, pension, accrued and other liabilities and effects of changes in foreign currency exchange.

These control deficiencies resulted in adjustments to the Company’s consolidated financial statements for the three and nine months ended September 30, 2005 that were identified by the Company’s independent registered public accounting firm. There were no restatements of prior quarters. As each of these control deficiencies could result in a material misstatement in annual or interim financial statements that would not be prevented or detected, management has determined that each of the above control deficiencies represents a material weakness.

Remediation of Material Weaknesses

A remediation program has been established by the Company which includes several components. With respect to the knowledge level, experience and training of our personnel, the following remediation efforts have been initiated and are ongoing: (a) staffing requirements have been evaluated and requisite positions created or upgraded, (b) minimum ongoing technical training requirements for relevant staff have been established, and (c) the Company has identified the need for an appropriate third party GAAP expert to provide consultation on accounting matters as required. Management intends to implement procedures for the ongoing evaluation and assessment of the need for expertise in relation to the application of GAAP and intends to supplement its accounting resources as necessary. With respect to the analysis, documentation, reconciliation and review of accounting records, as well as the monitoring and oversight of the work performed by accounting and reporting personnel, additional layers of appropriate level review are being put in place and historic GAAP treatments currently in place are being systematically reviewed to ensure they are in specific compliance with current GAAP requirements.

The remediation of these material weaknesses is ongoing.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 1, 2003, Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor entities comprising Core-Mark were included in the Chapter 11 proceedings. The Plan, pursuant to which the debtors were reorganized around Core-Mark International and Fleming’s one remaining convenience store wholesale distribution center, was confirmed on July 26, 2004 and became effective on August 23, 2004. Pursuant to the Plan, two special purpose trusts, the Post Confirmation Trust, or PCT, and the Reclamation Creditor’s Trust, or RCT, were established. These trusts are charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims, including trade lien vendor claims, or TLV claims, each as allocated between the PCT and the RCT pursuant to the Plan. Under the terms of the Plan, in the event that the amount of PCT administrative claims exceeds $56 million, we guarantee the payment of all such claims. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the amounts of the TLV and non-TLV claims to not greater than $137 million.

Item 1a – See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Operating Results

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBITS

Exhibit No.	Description

2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: November 30, 2005	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 30, 2005	By:	/s/ JAMES WALL
	Name:	James Wall
	Title:	Chief Financial Officer