Form 10-K
period 2005-12-31
Core-Mark Holding Company, Inc.
filed 2006-04-14
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from              to

Commission File Number:

000-51515

CORE-MARK HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 Oyster Point Boulevard, Suite 415 South San Francisco, California 94080	(650) 589-9445
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐  CHECK IF APPLICABLE

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of June 30, 2005, the last day of the registrant’s most recently completed second quarter:    $265,996,663

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of March 31, 2006, the Registrant had 9,841,976 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE (See Part III)

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the cigarette and consumable goods industry; the adverse effect of legislation and other matters affecting the cigarette industry; financial risks associated with purchasing cigarettes and other tobacco products from certain product manufacturers; increases in excise and other taxes on cigarettes and other tobacco products; increased competition in the distribution industry; our reliance on income from rebates, allowances and other incentive programs; our dependence on the convenience store industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; our inability to borrow additional capital; failure of our suppliers to provide products; the negative affects of product liability claims; the loss of key personnel, our inability to attract and retain new qualified personnel or the failure to renew collective bargaining agreements covering certain of our employees; currency exchange rate fluctuations; government regulation; and the residual effects of the Fleming bankruptcy on our customer, supplier and employee relationships, and our results of operations.

Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this Annual Report on Form 10-K entitled Risk Factors.

Restatements of Previously Issued Financial Statements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company (as defined below) and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10, and our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 included in our Form 10-Q for the third quarter of 2005, should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances. Accordingly, the Company is restating its financial statements for such periods to correct such error, and to correct inventory valuation errors, and other errors in estimation and balance sheet classifications. Such restatements are reflected herein and we intend to also reflect these restatements in amendments to our Form 10 registration statement and our Form 10-Q for the third quarter of 2005.

For further information concerning the restatements and the specific adjustments made see Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Financial Information and Note 2 of the Notes to the Consolidated Financial Statements elsewhere herein.

ii

ITEM 1.	BUSINESS

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to Core-Mark, the Company, we, us, or our refer to Core-Mark Holding Company, Inc. and its direct and indirect subsidiaries.

Company Overview

Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada.

Although Core-Mark Holding Company, Inc. was incorporated in Delaware in August 2004, the business conducted by Core-Mark dates back to 1888 when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco. In June 2002, Fleming Companies, Inc. acquired Core-Mark International. At the time of the acquisition, Core-Mark International distributed products to convenience stores and other retailers in the Western United States and Canada from a network of 20 distribution centers. In addition to Fleming’s other national retail and wholesale grocery operations, Fleming owned and operated seven convenience store distribution centers in the Eastern and Midwestern United States. After the acquisition of Core-Mark International by Fleming, Core-Mark International’s management continued to operate Core-Mark International’s distribution business and began integrating Fleming’s convenience store distribution centers into Core-Mark International’s operations. In connection with Fleming’s bankruptcy three of Fleming’s convenience distribution centers were fully integrated into Core-Mark International’s operations.

Core-Mark operates a network of 24 distribution centers in the United States and Canada, including two distribution centers that we operate as a third party logistics provider. One of these third party distribution centers is located in Phoenix, Arizona, which we refer to as the Arizona Distribution Center (ADC), and is dedicated solely to supporting the logistics and management requirements of one of our major customers, Circle K. In April 2005, we began operating a second third party logistics distribution facility located in San Antonio, Texas, which we refer to as the Retail Distribution Center (RDC), and is dedicated solely to supporting Valero.

We distribute a diverse line of national and private label convenience store products to over 19,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products. For the twelve months ended December 31, 2005, approximately 72% of our net sales came from the cigarette category and approximately 28% of our net sales came from the remaining non-cigarette categories. During the same twelve month period, approximately 35% of our gross profit was generated from cigarette categories while approximately 65% of our gross profit was generated from the non-cigarette categories.

We also provide sales and marketing, distribution and logistics services to our customer locations which include a variety of store formats, including traditional convenience retail stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products. We distribute approximately 38,000 SKUs of packaged consumable goods to our customers, and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.

Our management team is led by J. Michael Walsh, our President and Chief Executive Officer, who has been with Core-Mark since April 1991. He leads a team of 14 senior managers who have largely overseen the operations of Core-Mark since 1991. Our management has expertise in all of the critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, human resources and retail store support.

Company Background

Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco. In June 2002, Fleming Companies, Inc., or Fleming,

acquired Core-Mark International, Inc., or CMI, our operating subsidiary. On April 1, 2003, Fleming filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings. Fleming’s plan of reorganization, or the Plan, which became effective on August 23, 2004, provided for the reorganization of certain of Fleming’s convenience operations and subsidiaries around Core-Mark International. Fleming’s other assets and liabilities were transferred to two special-purpose trusts and are being liquidated.

On August 23, 2004, pursuant to the Plan, we emerged from the Fleming bankruptcy and undertook the following actions:

(1) We issued an aggregate of 9.8 million shares of our common stock to Fleming in exchange for the stock of Core-Mark International, Inc. and its subsidiaries. Further to the Plan, warrants to purchase an aggregate of 990,616 shares of our common stock were issued to Fleming and distributed by Fleming to its Class 6(B) creditors in March 2005. We refer to these warrants as the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.925 per share, a 35% premium to the fair value of a share of our common stock as determined pursuant to the Plan, are immediately exercisable, and expire in 2011. As of December 31, 2005, all of the Class 6(B) warrants allocated to the Class 6(B) creditors under the Plan had been distributed. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. We entered into a registration rights agreement with the holders of the Tranche B Warrants pursuant to which we registered under the Securities Act of 1933 the shares of our common stock issuable upon exercise of the Tranche B Warrants. The Tranche B Warrants have an exercise price of $15.50 per share.

Subsequent to the initial capitalization, we established four stock-based compensation plans. (See—Note 13, Stock-Based Compensation Plans.)

(2) We guaranteed certain obligations of two trusts set up pursuant to the Plan for the benefit of Fleming’s former creditors.

(3) We assumed the remaining workers compensation, general liabilities, auto liabilities and pension liabilities of the Fleming grocery divisions totaling approximately $33 million.

(4) Core-Mark reflected the terms of the Plan in its consolidated financial statements applying the terms of the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) with respect to financial reporting upon emergence from bankruptcy (See Note 8—Reorganization Items, Net to the consolidated financial statements).

Corporate Information

Our corporate headquarters are located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. The telephone number of our corporate headquarters is (650) 589-9445. Our website address is http://www.core-mark.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Industry Overview

Wholesale distributors provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from wholesale distributors’ broad retail coverage, inventory management and efficient processing of small orders. Wholesale distributors provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. In addition, large full-service wholesale distributors, such as Core-Mark, offer retailers the ability to participate in manufacturer and Company sponsored marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales.

The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service chain accounts, economies of scale in sales and operations, the ability to spread fixed corporate costs over a larger revenue base and the resources to invest in information technology and other productivity enhancing technology.

Convenience in-store merchandise includes candy, snacks, fast food, dairy products, beer, non-alcoholic packaged beverages, frozen items, general merchandise, health and beauty care products, other grocery products, cigarettes, cigars and other tobacco products. Aggregate U.S. wholesale sales of convenience store merchandise include wholesale product sales to traditional convenience stores and sales to a variety of alternative convenience retailers, which we refer to as alternative outlets. Alternative outlets include drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, correctional facilities, military exchanges, college bookstores, casinos, video rental stores, hardware stores, airport concessions and movie theatres, and others.

According to the 2005 National Association of Convenience Stores (NACS) State of the Industry Report, during 2004, aggregate U.S. traditional convenience retail in-store sales were approximately $132 billion through approximately 138,000 stores. We estimate that of the products that these stores sell, 45% to 55% of the products are supplied by wholesale distributors such as Core-Mark. The convenience store retail industry gross profit for in-store sales was approximately $39 billion in 2004 which represents an increase of 9.5% over 2003. Over the ten years from 1994 through 2004, convenience in-store sales increased by a compounded annual growth rate of 6.9%. Two of the factors influencing this growth were a 9.9% compounded annual growth rate in cigarette sales and a 3.5% compounded annual growth rate in the number of stores.

The traditional convenience store sector is divided into two principal categories: (1) corporates, defined as corporate-owned and operated chains with a national or multi-region footprint, such as Circle K, Petro-Canada and Valero; and (2) independents and smaller chains, including franchisees, dealers and individually operated locations. Based on the 2005 NACS State of the Industry Report, we estimate independents and smaller chains, those comprising 50 stores or less, represent approximately 76% of traditional convenience store sales in the United States while corporates represented 24%. Conversely, Canadian convenience store sales are dominated by corporates.

Customers and Marketing

We service over 19,000 customer locations in 38 U.S. states and five Canadian provinces. Our top fifteen customers as of December 31, 2005 included Alimentation Couche-Tard (the parent company of Circle K stores in the U.S. and Mac’s stores in Canada), Arco am/pm franchisees, ConocoPhillips, Esso Convenience, Kroger (convenience), Maverik Country Stores, Petro-Canada, RaceTrac and Valero. We service traditional convenience stores as well as alternative outlets selling convenience store products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, correctional facilities, military exchanges, college bookstores, casinos, video rental stores, hardware stores and airport concessions. Some of our other alternative outlet customers include Hudson News, London Drugs, MGM Grand Hotel and Shoppers Drug Mart. Our top ten customers accounted for approximately 31% of our sales in 2005, while our largest customer accounted for less than 6% of our total sales in 2005.

Sales, Products and Suppliers

The financial information set forth below reflects the restatement of our financial statements for the first three quarters of fiscal year 2005 and for the period from August 23 through December 31, 2004, as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Financial Information and Note 2 of the Notes to the Consolidated Financial Statements.

For the purpose of comparing our results of operations by product category in the table below the results for fiscal year 2004 have been combined for the Successor and Predecessor Companies as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our cigarette and other product sales over the past five years as a percent of our net sales:

	2005(1)	2004(1) (Restated)	2003(1)	2002(1)	2001(1)
Cigarettes
Net sales (in millions) (4)	$3,505.2	$3,048.2	$3,049.8	$3,368.4	$2,473.1
Gross Profit (in millions) (2)(3)	$93.5	$87.4	$106.7	$129.3	$82.6
% of Total Sales	72%	72%	71%	72%	72%
% of Gross Profit	35%	36%	40%	42%	39%

All other products
Net sales (in millions) (5)	$1,385.9	$1,174.2	$1,274.5	$1,293.7	$951.9
Gross Profit (in millions)	$177.5	$153.3	$162.7	$179.0	$131.3
% of Total Sales	28%	28%	29%	28%	28%
% of Gross Profit	65%	64%	60%	58%	61%

Total Net Sales (in millions)	$4,891.1	$4,222.4	$4,324.3	$4,662.1	$3,425.0

Gross Profit (in millions)	$271.0	$240.7	$269.4	$308.3	$213.9

(1)	The years 2002 through 2005 include the results of the Atlanta, Georgia, Leitchfield, Kentucky and Minneapolis, Minnesota convenience distribution centers previously operated by Fleming. The data for 2001, during which time we did not operate these distribution centers, is not available. The information provided for the periods prior to August 23, 2004 relates to the Predecessor Company, while the information after August 23, 2004 is that of the Successor Company. We have combined the Predecessor Company and Successor Company periods in 2004 for convenience of discussion (See Selected Financial Information contained in this Annual Report on Form 10-K for further discussion).
(2)	Includes (i) cigarette inventory holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects.
(3)	Includes private label merchandising proceeds in 2001-2003 (See Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K for further discussion).
(4)	Net sales cigarettes includes excises taxes of $1,097.8 million, $926.9 million, $848.3 million, $757.0 million and $618.3 million for the fiscal years 2005 through 2001, respectively.
(5)	Net sales all other products includes excises taxes of $97.2 million, $84.4 million, $77.3 million, $68.7 million and $52.4 million for the fiscal years 2005 through 2001, respectively.

Cigarette Products. We purchase cigarette products from all the major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $3,505.2 or 72% of our net sales revenue in 2005, we control major purchases of cigarettes centrally in order to minimize routine inventory levels and to maximize cigarette purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.

Although U.S. cigarette consumption has declined since 1980, we have benefited from a shift in sales to the convenience store segment. According to the 2005 NACS State of the Industry Report, the convenience store portion of aggregate U.S. cigarette sales increased from approximately 38% in 1993 to 62% in 2004. Total cigarette consumption also declined in Canada as illustrated by consumption statistics available for the years 1995 through 2005.

The following table illustrates U.S. cigarette consumption since 1950 and Canadian cigarette consumption since 1995.

Year	Total U.S. Consumption(1) (in billions of cigarettes)	Total Canadian Consumption(2) (in billions of cigarettes)
1950	375.8	—
1960	484.4	—
1970	536.4	—
1980	631.5	—
1990	525.0	—
1995	487.0	45.4
2000	430.0	42.8
2001	425.0	41.2
2002	415.0	36.1
2003	400.0	33.7
2004	390.0	32.3
2005	378.0	30.8

(1)	Source: United States Department of Agriculture (USDA) Economic Research Service: Tobacco Situation and Outlook Yearbook (December 2004).
(2)	Source: Canadian Tobacco Manufacturers Council—Report 1995 to 2004 (December 2004) and 2005. Represents consumption of cigarettes sold by the three major Canadian manufacturers.

We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs have been significantly decreased by several major manufacturers, including Philip Morris and R.J. Reynolds, and are subject to change by the manufacturer without notice.

Excise taxes on cigarettes and other tobacco products are imposed by the various states, localities and provinces and are a significant component of our cost of sales. During 2005, we paid approximately $1,195.0 million of excise taxes in the U.S. and Canada. As of December 31, 2005, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.07 per pack of 20 cigarettes in South Carolina to $2.03 per pack of 20 cigarettes in Washington. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.30 per pack of 20 cigarettes in Ontario to C$4.20 per pack of 20 cigarettes in the Northwest Territories.

Food and Non-Food Products. The food product category includes candy, snacks, fast food, grocery and non-alcoholic beverages. The non-food product category includes general merchandise, health and beauty care products and tobacco products other than cigarettes. Food and non-food product categories were $1,385.9 of net sales for the year ended December 31, 2005 and account for approximately 28% of our sales but approximately 65% of our gross profit. We structure our marketing and merchandising programs around these higher margin products.

Our Suppliers. We purchase products for resale from approximately 3,800 trade suppliers and manufacturers located across the United States and Canada. In 2005, we purchased approximately 51% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 26% and 15% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts, additional allowances and rebates, while also taking advantage of promotional and advertising allowances offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product availability for individual markets and reducing our inventory investment.

We have historically operated without purchase contracts with our major vendors, instead relying on relationships based on industry trade practices. Immediately following the Fleming bankruptcy, the trade credit terms that we had been enjoying were substantially reduced or eliminated by our vendors. We have restored credit terms with nearly all of our vendors, but some of these credit terms are less favorable than those provided to us prior to Fleming’s bankruptcy due primarily to changes in industry credit terms.

Operations

We operate a total of 24 distribution centers. We have operations in the Western United States consisting of 15 distribution centers located in California, Colorado, Nevada, New Mexico, Oregon, Texas, Utah and Washington; the Southeastern and Midwestern United States consisting of three distribution centers located in Georgia, Kentucky and Minnesota; and Canada consisting of four distribution centers located in Alberta, British Columbia and Manitoba. Two of our 24 distribution centers, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other Western distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry purchases the majority of our non-food products, other than cigarettes and tobacco products, for our Western distribution centers enabling us to reduce our overall general merchandise and health and beauty care product inventory. Two of the facilities that we operate are in our role as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (ADC), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Circle K. In April 2005, we began operating a second third party logistics distribution facility located in San Antonio, Texas, referred to as the Valero Retail Distribution Facility (RDC), which is dedicated solely to supporting Valero.

Map of Operations

We purchase a variety of brand name and private label products, totaling approximately 38,000 SKUs, including approximately 2,600 SKUs of cigarette and other tobacco products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including candy, snacks, fast food, groceries, non-alcoholic beverages, general merchandise and health and beauty care products.

A typical convenience store order is comprised of a mix of dry, frozen and chilled products. Receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked nearly 390 million and 300 million items (a carton of 10 packs of cigarettes is one item) or 54 million and 43 million cubic feet of product, during the years ended December 31, 2005 and December 31, 2004, respectively, while limiting the order-item error rate to about two errors per thousand items shipped.

Distribution

At December 31, 2005, we had approximately 650 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2005, our trucking system consisted of approximately 380 tractors, trucks and vans, of which nearly all were leased. Our trailers are typically owned by us and many have refrigerated compartments that allow us to deliver frozen and chilled products alongside non-refrigerated goods. Gross fuel consumption costs for the year ended December 31, 2005 totaled approximately $9.9 million, an increase of approximately $3.2 million from 2004, or 48%, due to increased fuel prices and increased sales volume. A significant portion of the fuel costs are offset by fuel surcharges of $4.6 million which are included in our customer pricing. In 2004, gross fuel costs were $6.7 million which were offset by fuel surcharges of $3.2 million.

Competition

We estimate that, as of December 31, 2005, there were over 400 wholesale distributors to traditional convenience store retailers in the United States, approximately 30 of which are broad-line distributors similar to Core-Mark. We believe that Core-Mark and McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., are second largest and the largest convenience wholesale companies, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience stores. In Canada, there are fewer wholesale suppliers as compared to the United States. In addition, we also compete with manufacturers who deliver their products directly to convenience stores, such as Coca-Cola bottlers, Frito Lay and Interstate Bakeries.

Competition within the industry is primarily based on service, price and variety of products offered, schedules and reliability of deliveries, and the range and quality of the services provided. We operate from a perspective that focuses heavily on providing competitive pricing as well as outstanding customer service as evidenced by our decentralized distribution centers, order fulfillment rates, on time deliveries and merchandising support. At least one of our major competitors operates on a logistics model that concentrates on competitive pricing, using large distribution centers and providing competitive order fulfillment rates. This logistics model, however, could result in uncertain delivery times and leaves the customer to perform all of the merchandising functions. Many of our small competitors focus on customer service from small distribution facilities and concentrate on long-standing customer relationships. We believe that our unique combination of price and service is a compelling combination that is highly attractive to customers and results in our increasing growth.

Since the tobacco industry’s master settlement agreement (MSA), was signed in November 1998, we have experienced increased wholesale competition for cigarette sales. Competition amongst cigarette wholesalers is primarily on the basis of service, price and variety. Competition among manufacturers for cigarette sales is primarily based on brand positioning, price, product attributes, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position. Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants to the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. Historically, major tobacco product manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the MSA was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially.

As a result of purchasing cigarettes for sale in MSA states exclusively from manufacturers that are parties to the MSA, we are adversely impacted by increases in deep-discount brand growth. We believe that non-MSA manufacturers that sell deep-discount brands have steadily increased their combined market share of cigarette sales. The premium and discount cigarettes subject to the MSA that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. As a result, our operations may be negatively impacted as sales of premium cigarettes and other tobacco products that we sell decline. Non-MSA cigarettes sold in MSA states also may be subject to additional legal liabilities.

We also face competition due to the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and increased imports of foreign low priced brands. The competitive environment has been characterized by a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases for cigarettes manufactures by parties to the MSA. As a result, the lowest priced products of manufacturers of numerous small share brands manufactured by companies that are not parties to the MSA have increased their market share, putting pressure on the profitability of the premium cigarettes that we sell.

Working Capital Practices

We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about 10 days for the year ended December 31, 2005 and about 11 days for the year ended December 31, 2004. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than those in the United States.

We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order additional amounts of certain critical products to assure high order fulfillment levels. The number of days of cost of sales in inventory averaged about 13 days during 2004 and 2005.

We obtain terms from our vendors within industry terms and consistent with our credit standing. Vendor terms vary depending on individual vendor policies and also may vary between product categories. We take advantage of the full complement of vendor offerings including early payment terms. During 2005, days purchases outstanding averaged approximately 9 days, with a range of two days prepaid to 30 days credit and was significantly affected by the cigarette industry where the leading vendors provide incentives for prepayment. This average includes the impact of tobacco taxes payable.

The days outstanding averages presented in this Working Capital Practices section are calculated using month-end averages.

Employees

As of December 31, 2005, we had approximately 3,430 employees. Four of our distribution centers, Hayward, Las Vegas, Victoria and Calgary, employ people who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas), United Food and Commercial Workers (Calgary) and United Steelworkers of America (Victoria). Approximately 220 employees, or approximately 6%, of our workforce are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Facilities

Our headquarters are located in South San Francisco, California, and we operate distribution centers throughout the United States and Canada. We have operations in the Western United States consisting of 15 distribution centers located in California, Colorado, Nevada, New Mexico, Oregon, Texas, Utah and Washington; the Eastern and Midwestern United States consisting of three distribution centers located in Georgia, Kentucky and Minnesota; and Canada consisting of four distribution centers located in Alberta, British Columbia and Manitoba. Two of our 24 distribution centers, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other Western distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry, located in Corona, California, purchases the majority of our non-food products, other than cigarettes, for our Western distribution centers enabling us to reduce our overall general merchandise and health and beauty care product inventory. Each facility is equipped for receiving, stocking, order selection and loading customer orders on trucks for delivery. Each facility provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a division president and operates under a common set of performance metrics.

Of the 24 distribution centers we operate, two are operated as third party logistics providers. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center, or the ADC, is dedicated solely to supporting the logistics and management requirements of one of our major customers, Circle K. In April 2005, we began operating a second third party logistics distribution facility, located in San Antonio, Texas, referred to as the Valero Retail Distribution Center (RDC), which is dedicated solely to supporting Valero.

Regulation

As a distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (FDA). The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the U.S. Drug Enforcement Administration. The products we distribute are also subject to federal, state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for the products we distribute and regulation of the our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state and local authorities including the Occupational Safety and Health Administration under the U.S. Department of Labor which require us to comply with certain health and safety standards to protect our employees.

We are also subject to regulation by numerous other federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable goods, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.

We voluntarily participate in random quality inspections conducted by the American Institute of Baking (AIB). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company’s food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB’s independent evaluation is summarized and posted on its website for our customer’s review. In 2005, nearly 90% of our distribution centers received the highest rating from the AIB and the remaining distribution centers received the second highest rating.

Registered Trademarks

We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Boonaritos™, Boondoggles®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Feastona®, Java Street®, and SmartStock®.

Segment and Geographic Information

We operate in two reportable segments—the United States and Canada. See Note 16—Segment and Geographic Information to our consolidated financial statements.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1.A.	RISK FACTORS

You should carefully consider the following risks together with all of the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view as immaterial may also materially adversely affect our business, financial condition or results of operations.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below (See—Special Note Regarding Forward Looking Statements).

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

The consumable goods distribution industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence generally may negatively impact our sales. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Due to the low- margins on the products we distribute, changes in general economic conditions could materially adversely affect our operating results.

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the year ended December 31, 2005, approximately 72% of our revenues came from the distribution of cigarettes. During the same period, approximately 35% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. and Canadian cigarette and tobacco market has generally been declining, and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefited from a shift of cigarette and tobacco sales to convenience stores. However, this favorable trend may not continue and may reverse.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other unlicensed recipients over the Internet, and other tobacco product regulation. For example, in British Colombia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. Other states and provinces may adopt similar legislation and initiate similar lawsuits. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels or sales outside of legitimate channels.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

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

Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

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

We rely on funding from manufacturer discounts, rebates, allowances and incentives programs and cigarette excise stamping allowances and material changes in these programs could adversely affect our results of operations.

We receive payments from the manufacturers of the products we distribute for allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. These payments are a substantial benefit to us and the amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product or attaining specified levels of purchases by our customers, and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations could be negatively affected.

We are dependent on the convenience store industry for our revenues, and our results of operations would suffer if there is an overall decline in the convenience store industry.

The majority of our sales are made under purchase orders and short-term contracts with convenience stores which inherently involve significant risks. These risks include the uncertainty of general economic conditions in the convenience store industry, credit exposure from our customers and termination of customer relationships without notice, consolidation of our customer base, and consumer movement toward purchasing from club stores. Any of these factors could negatively affect the convenience store industry which would negatively affect our results of operations.

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

We obtain the products we distribute from third party suppliers. At December 31, 2005, we had approximately 3,800 vendors, and during 2005 we purchased approximately 51% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 26% and 15% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Because we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

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

Our continued success will partly depend on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2005 approximately 6%, or approximately 220, of our employees are covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next two years.

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

We generate a significant portion of our revenues in Canadian dollars, approximately 21% in 2005. We also incur a significant portion of our expenses, in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Prior to August 23, 2004, we did not reflect foreign currency transaction gains or losses in our results of operations because these intercompany balances were determined to be of a permanent nature. After August 23, 2004 because such intercompany balances began fluctuating and the balances were determined to be of a trading nature. GAAP requires that such foreign currency transaction gains or losses on intercompany transactions be recorded as a gain or loss within the income statement. To the extent we incur losses on such transactions our net income and earnings per share will be reduced.

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

Our financial statements reflect the adoption of American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. In accordance with fresh-start accounting under SOP 90-7, all assets and liabilities were recorded at their respective fair values on the Effective Date of the Plan, August 23, 2004 These fair values represent our best estimates and are based on independent valuations where applicable. To calculate the fair value of our assets, or reorganization value as defined in SOP 90-7, on the effective date of the Plan, financial projections were prepared and the fair value of assets as well as our enterprise value was determined using various valuation methods based on these financial projections. The estimated enterprise value used for portions of this valuation analysis is highly dependent upon our achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed. SOP 90-7 requires that the reorganization value be allocated to the assets in conformity with FASB Statement No. 141, Business Combinations (SFAS No. 141). Although we allocated our reorganization value among our assets in accordance with SFAS No. 141, our allocations were based on assumptions. Accordingly, these allocations are estimates only. Subsequent changes, if any, will be reflected in our operating results. The valuation, insofar as it relates to the enterprise value, necessarily assumes that we will achieve the estimates of future operating results in all material respects. If these results are not achieved, the resulting values could be materially different from our estimates, and the trading price of our common stock could be adversely affected.

Our tax treatment of the reorganization may not be accepted by the IRS, which could result in increased tax liabilities.

Deferred tax assets and liabilities as reflected at August 23, 2004 in connection with the application of fresh-start accounting are based on management’s best estimate of the tax filing position that is probable of being accepted by the applicable taxing authorities. The Company intends to take an alternative position on its tax returns. Based on this alternative tax filing position, the Company has taken deductions on its tax returns that could be challenged by the taxing authorities. Although management believes that the Company’s tax filing position will more likely than not be sustained in the event of an examination by applicable taxing authorities and we would contest any proposed adjustment vigorously, the outcome of such matters can not be predicted with certainty. As such, the Company has accrued approximately $3.9 million in other tax liabilities on the accompanying December 31, 2005 consolidated balance sheet for this eventuality.

Risks Relating to an Investment in Our Common Stock

Approximately 2.3 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan and additional shares will be issued pursuant to the 2005 Long-Term Incentive Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of December 31, 2005, 7.5 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 2.3 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 2.3 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the Post Confirmation Trust (PCT) and the bankruptcy court and are not in our control. In addition, as of December 31, 2005, restricted stock units, restricted stock and options issued pursuant to our stock incentive plans relating to 1.4 million shares of our common stock were outstanding.

In February 2005, our board of directors adopted our 2005 Long Term Incentive Plan, or the 2005 Plan, and authorized the grant of restricted stock units under the 2005 Plan to be allocated by our Chief Executive Officer among our employees in proportion to grants made under the 2004 Plan. The number of shares of our common stock issuable under the 2005 Plan is limited to a number of shares having a market value of $5.5 million, based on the average closing price of our common stock over the eleventh through twentieth trading days following the date that our common stock becomes listed for quotation on the NASDAQ National Market. This average closing price was established in December 2005 and was determined to be $32.201. In February 2005, the Compensation Committee and the Board of Directors approved the grant of restricted stock units having a value of approximately $5.0 million with a vesting commencement date of February 1, 2005. Using the established share price of $32.201 the number of shares issued was 153,455. The Board of Directors determined that the balance of approximately $0.5 million available for grants under the 2005 Plan should be reserved for possible future issuance.

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

As of December 31, 2005, only 7.5 million shares, or approximately 77%, of our outstanding common stock has been distributed by Fleming under the Plan. Fleming holds the balance of the 9.8 million shares of our common stock to be distributed pursuant to the Plan, and without bankruptcy court approval, Fleming may not be permitted to attend a meeting of our stockholders for purposes of establishing a quorum for a stockholders meeting or to vote its shares of our common stock. Therefore, we may not be able to effect certain corporate actions that require the approval of our stockholders. The failure to take such stockholder actions could have a material adverse affect on us and our operations.

We have identified eleven material weaknesses in our internal controls over financial reporting. If we fail to remedy these or any other material weaknesses in our internal controls over financial reporting that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in “Item 9.A. Controls and Procedures,” we have identified eleven material weaknesses in our internal controls over financial reporting consisting of failures to:

(i) maintain an effective control environment and a failure by management to extend the necessary rigor and commitment to disclosure controls and procedures,

(ii) maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the company’s financial reporting requirements and the complexity of the company’s operations and transactions,

(iii) maintain effective controls to ensure the adequacy of debt discount and debt issuance costs,

(iv) maintain effective controls to ensure the appropriate classification and presentation of deferred stock-based compensation within stockholders’ equity,

(v) maintain effective controls to ensure the accurate preparation and review of the cash flow statement,

(vi) maintain effective controls to ensure the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements,

(vii) maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data,

(viii) maintain effective controls to ensure the appropriate valuation of insurance related contracts,

(ix) maintain effective controls over the recording of journal entries to account for management fee contract amendments,

(x) maintain effective controls over the accuracy of amounts subject to estimation with respect to other receivables, inventory, deposits and prepayments, other non-current assets, accrued liabilities, cost of sales and operating expenses,

(xi) maintain effective controls over the accurate preparation, recording, and review of foreign exchange translation adjustments.

In order to address these material weaknesses, on March 23, 2006 our audit committee directed management to formulate an enhancement, with the assistance of an outside consultant, to our remediation plan initially approved by the audit committee following the identification of material weaknesses in connection with finalizing our third quarter 2005 results. However, we have yet to develop such an enhanced remediation plan nor implement it. If we fail to remediate these material weaknesses or any other material weaknesses we may identify, such failure could result in material misstatements in our financial statements.

Due to our need to engage a successor independent registered public accounting firm as a result of PricewaterhouseCoopers LLP’s decision to decline to stand for re-election as our independent registered public accounting firm upon completion of the audit of our financial statements for fiscal 2005, we may be unable to file our first quarter 2006 Form 10-Q within the required filing period which may impact adversely our eligibility to remain listed on NASDAQ.

We are in the process of seeking to engage a new independent registered public accounting firm. If we are not able to engage a new independent registered public accounting firm on a timely basis to review our financial statements for the first quarter of 2006, we may need to delay the release of our earnings for the first quarter of

2006 and the filing of our Form 10-Q for such quarter. Such delays, coupled with the material weaknesses we have identified in our internal controls over financial reporting and the fact that we have not yet implemented a remediation plan to address the material weaknesses, could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, the inability to file our Form 10-Q for the first quarter of 2005 on a timely basis could adversely impact our eligibility to remain listed on the NASDAQ stock market.

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

We may be unable to meet our obligation to conform to the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002.

We are engaged in the process of assessing the effectiveness of our internal control over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is required in connection with the filing of our annual Report on Form 10-K of the fiscal year ending December 31, 2006. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting.

Any failure to complete our assessment of our internal control over financial reporting, to remediate the eleven material weaknesses we have identified or any other material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of approximately 22,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia. We lease approximately 2.24 million square feet and own approximately 0.12 million square feet of distribution space.

Distribution Center Facilities by City and State of Location
Albuquerque, New Mexico	Hayward, California	Salt Lake City, Utah
Atlanta, Georgia	Las Vegas, Nevada	Spokane, Washington
Bakersfield, California	Los Angeles, California	Calgary, Alberta
Corona, California(1)	Leitchfield, Kentucky	Vancouver, British Columbia
Denver, Colorado	Minneapolis, Minnesota	Victoria, British Columbia
Fort Worth, Texas	Portland, Oregon	Winnipeg, Manitoba
Grants Pass, Oregon	Sacramento, California(2)

(1)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.
(2)	The facility includes a distribution center and Artic Cascade, one of two of our consolidating warehouses.

We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Circle K and the one in San Antonio, Texas for Valero. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 1, 2003, Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor entities comprising Core-Mark were included in the Chapter 11 proceedings. The Plan, pursuant to which the debtors were reorganized around Core-Mark International and Fleming’s one remaining convenience store wholesale distribution center, was confirmed on July 27, 2004 and became effective on August 23, 2004. Pursuant to the Plan, two special purpose trusts, the Post Confirmation Trust, or PCT, and the Reclamation Creditor’s Trust, or RCT, were established. These trusts are charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims, including trade lien vendor claims, or TLV claims, each as allocated between the PCT and the RCT pursuant to the Plan. Under the terms of the Plan, in the event that the amount of PCT administrative claims exceeds $56 million, we guarantee the payment of all such claims. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the amounts of the TLV and non-TLV claims to not greater than $137 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 2005, our common stock was not traded. From April 2005 to December 1, 2005 our common stock traded over-the-counter and sales were reported on the Pink Sheets service provided by Pink Sheets LLC under the symbol “CMRK”. Since December 2, 2005 our common stock has traded on the Nasdaq National

Market under the symbol “CORE”. According to the records of our transfer agent, we had 1,722 stockholders of record as of February 28, 2006. The following table sets forth the range of high and low bid prices or sales prices of our common stock as reported by the Nasdaq National Market or the Pink Sheets for the periods indicated (as applicable):

	Low Price	High Price
Fiscal 2005
4th Quarter(1)	28.00	34.00
3rd Quarter(2)	25.50	34.50
2nd Quarter(2)	24.90	37.50
1st Quarter(2)	N/A	N/A

(1)	Quotes include the higher and lower of (i) the sales price for our common stock on the Nasdaq National Market, since trading commenced on December 2, 2005 or (ii) the bids for our common stock on the Pink Sheets. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.
(2)	Quotes represent the high and low bids for our common stock on the Pink Sheets. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Pink Sheet trading commenced on April 13, 2004.

We have not declared or paid any cash dividends on our common stock. The credit agreement for our 2005 Credit Facility prohibits us from paying cash dividends on our common stock. In addition, we intend to retain future earnings, if any, to finance the operation and expansion of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be determined by our board of directors in light of then existing conditions, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

The following table sets forth the total number of shares of our common stock to be issued upon exercise of outstanding options and upon the vesting of restricted stock units, the weighted average exercise price of such options and price of the restricted stock units and the number of shares of our common stock available for future issuance under our 2004 Plan, 2005 Plan and Directors Plans. None of the 2004 Plan, 2005 Plan or Directors Plans were approved by our stockholders, however the 2004 Plan and 2004 Directors Plan were approved by the Bankruptcy Court in connection with Fleming’s bankruptcy.

Equity Compensation Plan Information

(as of December 31, 2005)

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long Term Incentive Plan—Restricted Stock Units and Options	1,237,693	(1)	$15.50	(2)	66,822
2005 Long Term Incentive Plan—Restricted Stock Units	153,455		**	(3)	17,860
2004 Directors Equity Incentive Plan	30,000		$15.50		0
2005 Directors Equity Incentive Plan	15,000		$27.03		0

(1)	Includes 1,049,934 options and 187,759 shares of restricted stock units.

(2)	Includes 1,049,934 options with an exercise price of $15.50 per share and excludes 187,759 shares of restricted stock units that require the payment of par value ($.01) upon delivery of the underlying shares.
(3)	Restricted stock units require the payment of par value ($.01) upon delivery of the underlying shares.

Equity Incentive Plans

2004 Long-Term Incentive Plan

We adopted our 2004 Long-Term Incentive Plan, or the 2004 Plan, effective August 23, 2004, the effective date of the Plan. The 2004 Plan permits us to issue incentive awards to eligible participants selected by our Compensation Committee that are settled in our common stock, cash, or other Core-Mark securities. Available awards under the 2004 Plan include:

•	stock options (including incentive stock options under Section 422 of the Internal Revenue Code of 1986);

•	stock appreciation rights;

•	restricted stock and restricted stock units

Awards under the 2004 Plan may be granted, in the discretion of the Compensation Committee, to any director, officer (including a non-employee officer) or employee of the Company, as well as to any other individual performing services for us or any Core-Mark subsidiary and to any individual to whom an offer of employment or offer to provide services has been extended by us or any Core-Mark subsidiary.

2005 Long-Term Incentive Plan

We adopted our 2005 Long-Term Incentive Plan, or the 2005 Plan, effective February, 2005. The 2005 Plan permits us to issue incentive awards to eligible participants selected by our Compensation Committee that are settled in our common stock, cash, or other Core-Mark securities. Available awards under the 2005 Plan include restricted stock and restricted stock units and performance awards. Awards under the 2005 Plan may be granted, in the discretion of the Compensation Committee, to any director, officer (including a non-employee officer) or employee of the Company, as well as to any other individual performing services for us or any Core-Mark subsidiary and to any individual to whom an offer of employment or offer to provide services has been extended by us or any Core-Mark subsidiary.

2004 Directors Equity Incentive Plan

We adopted our 2004 Directors Equity Incentive Plan, or the 2004 Directors Plan, effective August 23, 2004, the effective date of the 2004 Directors Plan. The 2004 Directors Plan permits us to grant non-qualified stock options to our non-employee directors. Awards under the 2004 Directors Plan may be granted, in the discretion of our board of directors, to any non-employee director of the Company or any subsidiary.

2005 Directors Equity Incentive Plan

We adopted our 2005 Directors Equity Incentive Plan, or the 2005 Directors Plan, effective August, 2005. The 2005 Directors Plan permits us to grant non-qualified stock options to our non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan.

Sales of Unregistered Securities

Common Stock and Warrants Issued Pursuant to the Plan of Reorganization

Pursuant to Fleming’s plan of reorganization, on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the

Class 6(B) creditors of Fleming. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) Warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) Warrants. The Class 6(B) Warrants have an exercise price of $20.925 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) Warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. The Tranche B Warrants have an exercise price of $15.50 per share. We entered into a registration rights agreement with the holders of the Tranche B Warrants pursuant to which we registered under the Securities Act of 1933 the shares of our common stock issuable upon exercise of the Tranche B Warrants.

Summary of Equity Capitalization

	Shares Outstanding or Subject to Issuance (1)
	Shares Authorized(1)	August 23, 2004	December 31, 2004	December 31, 2005
Common Stock Issued Pursuant to the Plan of Reorganization @ $0.01 par value	9,800,000	9,800,000	9,800,000	9,800,000
Held by Fleming pending distribution under the Plan:		9,800,000	9,800,000	2,309,382
Distributed:		—	—	7,490,618

		9,800,000	9,800,000	9,800,000

Management & Director Incentive Plans:
Restricted Stock Grants under 2004 LTIP (2)		15,375	15,375	8,542
Restricted Stock Units under 2004 LTIP		175,501	175,501	187,759

sub-total	200,000	190,876	190,876	196,301
Options Granted under 2004 LTIP	1,114,444	1,060,422	1,060,422	1,049,934
Restricted Stock Units under 2005 LTIP	171,315	—	—	153,455
Options Granted under 2004 Director’s Equity Incentive Plan	30,000	30,000	30,000	30,000
Options Granted under 2005 Director’s Equity Incentive Plan	15,000	—	—	15,000

		1,281,298	1,281,298	1,444,690

Tranche B Warrants	247,654	247,654	247,654	247,654
Class 6(b) Warrants	990,616	990,616	990,616	990,616

Subtotal Shares Issued or subject to issuance	12,569,029

Balance of total shares authorized	37,430,971

Totals	50,000,000	12,319,568	12,319,568	12,482,960

(1)	Shares under restricted stock units, options and warrants will be issued upon vesting, delivery or exercise.
(2)	Long Term Incentive Plan (LTIP)

ITEM 6.	SELECTED FINANCIAL DATA

The information in the Selected Financial Data table below reflects the Successor Company and Predecessor Company (as defined below) results of operations and financial condition of the following entities:

Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for all of our operations, including Core-Mark International, Inc., or CMI, Head Distributing Company, Inc., or Head Distributing, Minter Weisman Company, or Minter Weisman, and a convenience distribution center located in Leitchfield, Kentucky.

On April 1, 2003 Fleming Companies, Inc. (Fleming), including its subsidiaries, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On July 27, 2004, the bankruptcy court confirmed Fleming’s Plan of Reorganization, or the Plan. The Plan provided for the reorganization of the debtors around CMI and its subsidiaries. On August 23, 2004 (Effective Date) the Plan was declared effective by the bankruptcy court and the Company emerged from the Fleming bankruptcy. In connection with the emergence from bankruptcy, Core-Mark implemented American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7) Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. All financial information prior to August 23, 2004 is identified as relating to the Predecessor Company. All financial information after August 22, 2004 relates to the Successor Company (See Note 3—Summary of Significant Accounting Policies).

Basis of Presentation

The following financial information for periods prior to August 23, 2004 relates to the Predecessor Company and financial information for periods after August 23, 2004 relates to the Successor Company.

The selected consolidated financial data of the Successor Company for the year ended December 31, 2005 and for the period August 23, 2004 through December 31, 2004, and of the Predecessor Company for the periods January 1, 2004 through August 22, 2004 and for the year ended December 31, 2003 as described below, reflect the consolidated results of operations, financial position, and cash flows of Core-Mark, CMI and its subsidiaries. However, the consolidated financial statements reflect the results of operations of Head Distributing only following its acquisition in April of 2002.

The selected consolidated financial data for the year end December 31, 2005, periods from August 23, 2004 through December 31, 2004, January 1, 2004 through August 22, 2004 and for the year ended December 31, 2003 are derived from Core-Mark’s audited consolidated financial statements included in this Annual Report on Form 10-K. The financial information set forth below reflects the restatement of our financial statements for the period from August 23 through December 31, 2004 and as of December 31, 2004, as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Financial Information and Note 2 of the Notes to the Consolidated Financial Statements.

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 2(b), Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23 through December 31, 2004 (Restated)	Period from January 1 through August 22, 2004	Year ended December 31,
(in millions except per share amounts)				2003	2002	2001(a)
Statement of Operations Data:
Net sales(a)	$4,891.1	$1,549.3	$2,673.1	$4,324.3	$4,662.1	$3,425.0
Gross profit(b)	271.0	90.9	149.8	269.4	308.3	213.9
Warehousing and distribution expenses	135.7	42.6	78.7	130.2	131.8	92.6
Selling, general and administrative expenses	90.0	34.9	59.3	98.3	93.2	77.9
Goodwill and other long-lived asset impairment(c)	—	—	—	291.4	—	—
Income (loss) from operations	44.0	13.0	11.8	(252.2)	79.8	44.2
Interest expense, net(d)	10.0	4.8	4.4	5.4	8.2	11.1
Reorganization items, net(e)	—	0.8	(70.0)	7.3	—	—
Income (loss) from continuing operations	14.3	5.3	50.7	(265.2)	39.5	17.5
Income (loss) from discontinued operations	—	—	—	(2.8)	0.3	—
Net income (loss)	14.3	5.3	50.7	(268.0)	39.8	17.5
Per Share Data(f):
Basic income (loss) per common share:
Continuing operations	$1.46	$0.54	$5.17	$(27.06)	$4.03	$1.79
Discontinued operations	—	—	—	$(0.29)	$0.03	$—
Net income (loss)	$1.46	$0.54	$5.17	$(27.35)	$4.06	$1.79
Diluted income (loss) per common share:
Continuing operations	$1.37	$0.54	$5.17	$(27.06)	$4.03	$1.79
Discontinued operations	—	—	—	$(0.29)	$0.03	$—
Net income (loss)	$1.37	$0.54	$5.17	$(27.35)	$4.06	$1.79
Shares used to compute net income (loss) per share:
Basic	9.8	9.8	9.8	9.8	9.8	9.8
Diluted	10.5	9.8	9.8	9.8	9.8	9.8
Other Financial Data:		—
Excise taxes(g)	$1,195.0	$367.8	$643.5	$925.6	$825.7	$670.7
Cigarette inventory holding profits(h)	5.7	1.1	0.2	7.2	9.8	5.8
LIFO expense (income)(b)	7.5	1.8	2.7	(2.1)	(16.7)	5.6
Depreciation and amortization(i)	13.5	4.7	7.0	9.9	12.2	9.7
Stock-based compensation	4.0	0.9	—	—	—	—
Capital expenditures	7.8	5.7	6.4	8.4	5.5	7.9

	December 31,		August 22,	December 31,
	2005	2004 (Restated)	2004	2003	2002	2001
Balance Sheet Data
Total assets	$510.4	$504.2	$517.2	$513.8	$773.4	$390.1
Total debt, including current maturities(d)	59.6	77.5	118.7	—	—	163.5

(a)	The data for the year ended December 31, 2001 exclude the Head Distributing, Minter Weisman and our Leitchfield, Kentucky distribution center as they were acquired by Fleming in late 2001 or early 2002.
(b)	During the year ended December 31, 2002, Core-Mark recognized last-in first-out (LIFO) income of $16.7 million, due primarily to a decline in inventories during the period January 1, 2002 to June 17, 2002, when CMI was acquired by Fleming. For more information on the impact of the LIFO inventory valuation method see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)	Impairment of goodwill and other long-lived assets was recorded in 2003 related to the Fleming bankruptcy.
(d)	Interest expense, net includes interest expense, net of interest income. At December 31, 2003, Core-Mark was operating as a subsidiary of Fleming and did not have debt. Interest expense for the period from June 17, 2002, when Core-Mark was acquired by Fleming to August 22, 2004 was imputed as required under Staff Accounting Bulletin (SAB) Topic 1.B (See Note 3—Summary of Significant Accounting Policies to the consolidated financial statements).
(e)	Reorganization items, net: in 2003 consists of bankruptcy related costs including bankruptcy professional fees and provisions for uncollectible balances related to disputes with vendors arising out of bankruptcy; for the period from January 1, 2004 through August 22, 2004 consists primarily of fresh-start accounting adjustments, including a $5.8 million adjustment to reflect the fair value of assets and liabilities, a $66.1 million net gain on the discharge of pre-petition debt, and other bankruptcy related costs including professional and other fees of $1.9 million; and for the period from August 23 to December 31, 2004 includes primarily bankruptcy related professional fees. (See—Note 8 Reorganization Items, Net.)
(f)	For the Predecessor Company, basic net income (loss) per share and diluted net income (loss) per share have been computed by dividing net income (loss) for the period by the 9,800,000 shares of Core-Mark common stock outstanding after emergence from bankruptcy.
(g)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in net sales and cost of goods sold.
(h)	Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases.
(i)	Depreciation and amortization includes depreciation on property and equipment, amortization of purchased intangibles and goodwill, and other deferred charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of Core-Mark’s business, critical accounting policies and its consolidated results of operations and financial condition. Following an introduction and overview is an executive summary providing significant highlights of the operations and business initiatives. The critical accounting policies disclose certain accounting policies that are material to Core-Mark’s results of operations and financial condition for the periods presented. The discussion and analysis of Core-Mark’s results of operations is presented in two comparative sections, 2005 compared with 2004, and 2004 compared with 2003. Disclosures related to seasonality, liquidity and financial condition and contractual obligations and commitments complete management’s discussion and analysis. The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. (See Special Note Regarding Forward Looking Statement on page ii and Item 1—Business—Risk Factors beginning on page 5.) This discussion and analysis should be read in conjunction with Core-Mark’s consolidated financial statements and related notes thereto.

Overview

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 19,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

We derive our net sales primarily from sales to convenience store customers. Our gross profit is derived primarily by applying a markup to the cost of the product at the time of the sale and from cost reductions derived from vendor credit term discounts received and other vendor programs. Our operating expenses are comprised primarily of: sales personnel costs; warehouse personnel costs related to receiving, stocking, and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities, and other general and administrative costs.

Background

Core-Mark Holding Company, Inc. was incorporated on August 20, 2004 as the ultimate parent company for Core-Mark International, Inc., and Core-Mark International’s wholly owned subsidiaries pursuant to a plan of reorganization, the Plan, following a bankruptcy petition as described below.

In June 2002, Fleming Companies, Inc., or Fleming, acquired Core-Mark International. After the acquisition, Core-Mark International’s management continued to operate Core-Mark International’s distribution business and began integrating Fleming’s convenience distribution centers into Core-Mark International’s operations.

On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan, which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and its remaining direct and indirect subsidiaries have been dissolved or are in the process of being dissolved.

On August 23, 2004, Core-Mark emerged from the Fleming bankruptcy and reflected the terms of the Plan in its consolidated financial statements, applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization under the Bankruptcy Code with respect to financial reporting upon emergence from bankruptcy (fresh-start accounting).

Pursuant to fresh-start accounting rules, a new reporting entity, which we refer to as the Successor Company, was deemed to be created upon emergence from the Fleming bankruptcy and recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values at the time of emergence based on management’s assessments which considered independent valuations where applicable. The effective date of Core-Mark’s emergence from bankruptcy was August 23, 2004. All financial information prior to August 23, 2004 is identified as relating to the Predecessor Company. All financial information after August 22, 2004 relates to the Successor Company.

Adjustments pursuant to fresh-start accounting to reflect the fair value of assets and liabilities as of emergence from the Fleming bankruptcy amounted to $5.8 million in reorganization items, net. The adjustment was primarily attributable to ascribing value to intangible internally developed software of $6.0 million, an increase to our deferred rent accrual of $3.8 million, offset by charges for the re-valuation of other balance sheet items totaling $4.0 million, including inventory and accounts receivable. The restructuring of our capital structure and resulting discharge of pre-petition debt resulted in a net gain of $66.1 million. The charge for the revaluation of our assets and liabilities and the net gain on the discharge of pre-petition debt are recorded in reorganization items, net in the consolidated statements of operations (See Note 8—Reorganization Items, Net to the consolidated financial statements).

Trust Guarantees. Pursuant to the Plan, two special purpose trusts were established, the Post-Confirmation Trust (PCT), and the Reclamation Creditors’ Trust (RCT), which we refer to collectively as the Trusts (See Off-Balance Sheet Arrangements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1—Summary Company Information and Emergence from Bankruptcy to the consolidated financial statements). We guaranteed payment obligations of the Trusts based on certain thresholds, in the event of the Trusts’ inability to pay eligible settlements. Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts and our analysis prepared in accordance with FIN 45, we believe that (i) the guaranteed claims of the PCT are substantially below the guarantee threshold, and (ii) the assets of the RCT will be sufficient to satisfy the Trade Lien Vendor (TLV) and Non-Trade Lien Vendor (non-TLV) claims against it. No liability is believed to exist at this time with respect to these guarantees. However, if the assets of either Trust are insufficient to cover the liabilities of such Trust we could be required to satisfy the guarantees.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates used and are more fully explained in Note 3—Summary of Significant Accounting Policies to our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, inventories, fresh-start valuations, intangible assets, trust guarantees, vendor allowances, income taxes, and self-insurance obligations. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.

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

We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on hand and historical experience.

Vendor Rebates and Allowances. Periodic payments from vendors in various forms and volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising rebates, slotting allowances, racking, and other promotional reimbursements from suppliers are recorded as reductions to cost of goods sold in the period the related promotional or merchandising programs were provided. Some of the vendor allowances, rebates and merchandising promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor rebates and allowances are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Income Taxes. Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized.

For periods ending prior to emergence from bankruptcy, the Predecessor Company’s financial statements were prepared on a carve-out basis. For financial reporting purposes, the provision for income taxes was computed based on a stand-alone, separate-return basis. However, Core-Mark’s operating results were included in Fleming’s consolidated U.S. income tax return and consolidated, combined or unitary state income tax returns and in tax returns of the Canadian operations. Deferred tax asset and liability accounts were adjusted to their realizable values in connection with fresh-start accounting. Prior to emergence the Company had a valuation allowance of $4.2 million, related primarily to limitations on net operating loss carry-forwards, which was utilized as part of the applicable fresh-start accounting tax adjustments. As of December 31, 2005, the Company had a valuation allowance of $1.9 million related to foreign tax credits, which will expire in 2014 and 2015.

Deferred tax assets and liabilities as adjusted at August 23, 2004 pursuant to the application of fresh-start accounting were based on our best estimate of the tax filing position that was probable of being accepted by the applicable taxing authorities. We have taken an alternative position in our tax returns. Based on this alternative tax filing position, we have taken deductions on our current period tax return that may be challenged by the taxing authorities. Although we believe that our tax filing position will more likely than not be sustained in the event of an examination by applicable taxing authorities and we would contest any proposed adjustment vigorously, the outcome of such matters can not be predicted with certainty. As such, we have accrued approximately $3.9 million in other tax liabilities on the accompanying December 31, 2005 consolidated balance sheet for this contingency.

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

Pursuant to the Plan, on the Effective Date, we assumed approximately $29.5 million in net self-insurance obligations from Fleming related to workers compensation and auto liability programs based on management’s assessment of a third party actuarial valuation. These amounts were recorded in the reorganization adjustments as of August 23, 2004 and are included in accrued liabilities and claims liabilities. (See Note 4—Other Balance Sheet Accounts Detail to the consolidated financial statements).

Pension Liabilities. We maintain a frozen pension plan and post-retirement benefit plan for certain employees and former employees of CMI. Pursuant to the Plan, we maintain three pension plans for certain former Fleming employees. The pension costs and other post-retirement benefit costs charged to operations are determined based on management’s assessment, which considered annual valuations by an independent actuary. Included in the actuarial calculation are an assumed return on plan assets based on a weighted-average expected rate of return developed using historical returns for each major class of pension plan assets, and an assumed discount rate which approximates the rate at which benefits could be effectively settled as of the measurement date.

We select the assumed discount rate(s) for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rate the we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rates used. (See Note 14—Employee Benefit Plans to the consolidated financial statements).

Stock-based Compensations.

We expense stock-based compensation using the fair value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The fair-value method requires the use of certain estimates and assumptions such as expected-life and volatility.

Computer Software Developed or Obtained for Internal Use.

We account for our propriety computer software, or DCMS system, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, Accounting for the Costs of

Computer Software Developed or Obtained for Internal Use. The statement specifies certain criteria under which costs associated with this software are either expensed or capitalized and amortized.

Forward-Looking Trend and Other Information

Cigarette Consumption

The distribution of cigarettes currently represents a significant portion of our business. For the year ended December 31, 2005, approximately 72% of our revenues came from the distribution of cigarettes. During the same period, approximately 35% of our gross profit was generated from cigarettes.

Aggregate U.S. cigarette consumption has been in decline since 1980 and we expect this trend to continue. However, over the last decade our cigarette sales have benefited from a shift in sales to the convenience store segment. As a result of this shift, our cigarette sales have not declined in proportion to the decline in overall consumption. We anticipate that eventually the shift in cigarette carton sales to the convenience store segment will stabilize and cigarette sales through convenience stores will start to decline more in line with the overall decline in cigarette consumption.

We focus our marketing efforts primarily on our growing non-cigarette product sales. Non-cigarette products typically earn higher profit margins than cigarette sales and our goal is to continue to increase non-cigarette product sales in the future to offset the potential decline in cigarette revenues and gross profit.

Excise taxes on cigarettes are a significant component of our net sales and our cost of sales. For the year ended December 31, 2005, approximately 24% of our net sales and 26% of our cost of sales represented excise taxes. We anticipate that as states, localities and provinces impose increasingly higher excise taxes on cigarette sales they will become a larger component of our sales and our cost of sales. Increases in excise taxes result in higher sales prices per carton, but do not typically increase gross profit per carton. As a result, we anticipate that increases in excise taxes will tend to offset the effect of any decrease in carton sales on our revenues. However, increases in excise taxes generally would not increase our gross profit dollars, which would generally decline with declines in carton sales.

Cigarette Inventory Holding Profits

Distributors, such as Core-Mark, from time to time may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand due to increases in state and local taxes and cigarette manufacturer pricing. We refer to these profits as cigarette inventory holding profits. Over the past several years we have earned significant cigarette inventory holding profits. For example, cigarette inventory holding profits for the year ended December 31, 2005 were $5.7 million, or 2.1% of our gross profit for the period. Cigarette inventory holding profits represent profit related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states, localities or provinces that allow such inventory holding profits increase their excise taxes. This profit is recorded as an offset to cost of goods sold and is recognized as the inventory is sold. It is difficult to predict whether cigarette holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities. See Item 6—Financial Information—(a) Selected Financial Information-Selected Consolidated Financial Data where we set forth cigarette holding profits for the periods presented.

Restatements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10, and our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 included in our Form 10-Q for the third quarter of 2005, should no longer be relied upon because of errors in those financial statements relating to the accounting of foreign currency translation adjustments related to intercompany balances. Specifically, we determined that foreign currency translation adjustments related to intercompany balances of our Canadian branch were incorrectly recorded as a component of comprehensive income directly to stockholders’ equity. These intercompany balances were incorrectly thought to be of a permanent nature. Because such intercompany balances post-emergence were not permanent in nature and were fluctuating throughout the period, the foreign exchange gains or losses should have been recorded as a gain (or loss) within the income statement. Accordingly, we are restating our financial statements for such periods to correct the above error and to correct the additional errors discussed below.

In connection with this restatement, we also corrected an approximately $0.4 million inventory undervaluation error (and a corresponding overstatement of cost of goods sold) in our financial statements for the period from August 23, 2004 through December 31, 2004 and a related $0.4 million overvaluation error (and a corresponding understatement of cost of goods sold) in our financial statements for the six months ended June 30, 2005 and for the nine months ended September 30, 2005. Additionally, our restatement reflects adjustments for the period from August 23, 2004 through December 31, 2004 to correct estimation errors and to correct errors in certain balance sheet classifications. The correction of the estimation errors resulted in a $0.1 million decrease in cost of goods sold and a $0.2 million decrease in selling, general and administrative expenses for the period from August 23, 2004 through December 31, 2004, and a corresponding $0.1 million increase in cost of goods sold and $0.2 million increase in selling, general and administrative expenses for the six months ended June 30, 2005 and nine months ended September 30, 2005. In addition, diluted earnings per share for the three months ended September 30, 2005 decreased from $0.09 to $0.08 as a result of a change in the method of calculating diluted earnings per share. Previously, we calculate diluted earning per share by dividing net income expressed in millions by fully diluted shares. As restated, we calculate diluted earnings per share by dividing net income expressed in dollars by fully diluted shares.

The correction of the error relating to the accounting of foreign currency translation adjustments had the effect of increasing (decreasing) income from continuing operations before taxes, net income and diluted earnings per share by $2.4 million, $1.5 million and $0.15, respectively for the period August 23 through December 31, 2004, by $(0.6) million, $(0.3) million and $(0.03), respectively, for the six months ended June 30, 2005, and by $(0.6) million, $(0.3) million and $(0.03), respectively, for the nine months ended September 30, 2005.

The aggregate effect of correcting the accounting errors described above was as follows:

For the period from August 23, 2004 through December 31, 2004, income from continuing operations before taxes increased by $3.1 million, net income after taxes increased by $1.9 million and diluted earnings per share increased $0.19. For the nine months ending September 30, 2005, income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.07. For the six months ending June 30, 2005, income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.06. There was no impact to income from continuing operations or net income for the three months ended September 30, 2005, however, diluted earnings per share decreased by $0.01 from $0.09 to $0.08 as a result of the change in the method of calculating diluted earnings per share.

The following table shows the impact of the restatement on our operating income and our net income in the relevant periods:

Effects of Restatement

	2005						2004
in millions, except per share amounts	Three months ended September 30, 2005 (Unaudited)		Nine months ended September 30, 2005 (Unaudited)		Six months ended June 30, 2005 (Unaudited)		Period from August 23 through December 31, 2004
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
Income from continuing operations before income taxes	$1.9	$1.9	$12.2	$10.9	$10.3	$9.0	$6.3	$9.4
Net Income	0.9	0.9	6.7	5.9	5.8	5.0	3.4	5.3
Diluted income (loss) per common share	$0.09	$0.08	$0.64	$0.57	$0.56	$0.50	$0.35	$0.54

The financial information set forth below reflects the restatement of our financial statements for the first three quarters of fiscal year 2005 and for the period from August 23 through December 31, 2004, as discussed under Restatements of Financial Information and Note 2 of the Notes to the Consolidated Financial Statements.

Executive Summary of Results of Operations

In June 2002, CMI was acquired by Fleming. After the consummation of the acquisition, Fleming began assigning the responsibility of managing Fleming’s seven convenience distribution centers, which we refer to as the Fleming Eastern Distribution Centers, to CMI’s management. The process of converting these distribution centers to CMI’s systems and management was under way by the end of the first quarter of 2003. On April 1, 2003, Fleming filed for Chapter 11 bankruptcy protection on behalf of itself and all of its subsidiaries, including CMI, which was a guarantor of Fleming’s indebtedness.

In the months following the bankruptcy filing, all of the convenience distribution operations were adversely impacted by Fleming’s use of cash flow generated from convenience operations to subsidize other corporate needs. Fleming was unable to make all of its vendor payments and product deliveries including those for the convenience operations. Additionally, as a result of the bankruptcy filing, vendor credit terms and state excise tax terms were reduced or ceased, and cash or deposit payments via wire transfers were required by significant vendors, further straining liquidity. During the early months of bankruptcy, CMI’s ability to fulfill customer orders decreased significantly and ultimately caused a loss of customers, primarily those serviced out of the Fleming Eastern Distribution Centers. The significant customer losses that resulted from Fleming’s inability to satisfy its vendor payment and customer delivery obligations resulted in the closing of four Fleming Distribution Centers. In mid-2003, Fleming determined that the convenience distribution operations were of value, and decided to attempt to preserve them. During mid-2003, sufficient liquidity for our operations was obtained through (i) a reduction of working capital requirements, (ii) the support of customers and vendors, (iii) private label merchandising proceeds, and (iv) insurance proceeds permitting us to keep the remaining distribution centers operating. The estimated impact of the bankruptcy to the net sales of the continuing entities that now comprise Core-Mark was approximately $800 million in lost annualized net sales with approximately $530 million of such lost sales attributable to the Eastern Distribution Centers. We measured the annualized losses by evaluating specific customer losses during the period April 1, 2003 through October 31, 2003 and annualizing the results.

We have been successful in normalizing business operations since the fall of 2003, and we believe customer, vendor, and employee confidence has improved significantly since that time. On August 23, 2004,

Core-Mark emerged from bankruptcy as the sole surviving entity of the Fleming group of companies. In connection with the emergence from bankruptcy we were relieved of our pre-petition obligations to the Fleming creditors and our vendors. After our common stock is fully distributed pursuant to the Plan, and assuming all outstanding warrants and options are exercised, Fleming creditors will have been issued approximately 88% of the common stock of Core-Mark, management will have been issued approximately 10% and the Tranche B lenders, who provided debt financing in connection with our emergence from the Fleming bankruptcy, will have been issued approximately 2%.

Pursuant to the Plan, we entered into a three-year agreement with a group of lenders to provide a $250 million revolving credit facility, the 2004 Revolving Credit Facility. In addition, we entered into a $60 million five-year term facility consisting of notes and letters of credit, the Tranche B loan. Upon emergence from bankruptcy, we had $118.7 million in long-term debt on our balance sheet. As of December 31, 2005, we had repaid this debt.

On October 13, 2005 we entered into a new, five-year $250 million revolving credit facility, the 2005 Credit Facility, that refinanced and replaced the 2004 Revolving Credit Facility and the five-year Tranche B term facility, repaid all debt and replaced or cash-collateralized all $53.3 million in letters of credit outstanding under the prior agreements, and terminated those agreements. As of December 31, 2005, there were $59.6 million in revolving loans and $51.9 million in letters of credit outstanding under the 2005 Credit Facility.

Since our emergence from the Fleming bankruptcy, our trade accounts payable, including book overdrafts, increased from $35.5 million as of August 23, 2004 to $66.5 million as of December 31, 2005, reflecting resumption of pre-bankruptcy terms with the majority of our vendors. Due to changes in industry-wide credit terms, we do not expect to return to pre-bankruptcy trade accounts payable levels. From a liquidity standpoint, with the 2005 Credit Facility in place and the resumption of trade terms, along with cash generated from operations, we believe that we have adequate capital resources to meet our working capital, capital expenditure and other cash needs for at least the next 12 months (See Liquidity and Capital Resources section below).

Our business is highly competitive and our future success will continue to depend on our ability to deliver high volumes of product efficiently and accurately, making it easy for our customers to do business with us by helping them grow their business in a profitable manner and by providing sales and marketing, technology and merchandising services. Growing sales and further improving operational efficiencies in our Eastern Distribution Centers are two important objectives which will, if accomplished successfully, improve our profitability.

Results of Operations

For the purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of the Successor Company for the period from August 23, 2004 through December 31, 2004 and the Predecessor Company for the period from January 1, 2004 through August 22, 2004 have been combined for convenience of discussion since separate discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. When we refer to results for the year ended December 31, 2004 or 2004, we are referring to combined results. Due to fresh-start accounting applied with differing effect to the Predecessor and Successor Company periods, the combined 2004 results should not be taken as indicative of our historical results.

Comparison of the Years Ended December 31, 2005 and 2004

The following table sets forth the results of operations for the year ending December 31, 2005 and compares this to the combined results of operations for the periods August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations. Excise taxes, which have been increasing at a rapid rate, represent a significant portion of net sales. The following table includes percentages of net sales, less excise taxes, in order to remove the impact such excise taxes have on the percentage of net sales.

(in millions)	2005 Increases/ (Decreases) Compared to Successor and Predecessor Combined 2004	Successor Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes	Successor and Predecessor Combined Year ended December 31, 2004 (Restated)	Successor and Predecessor Combined 2004 % of Net sales (Restated)	Successor and Predecessor Combined % of Net sales, less excise taxes (Restated)	Successor Period from August 23, through December 31, 2004 (Restated)	Predecessor Period from January 1 through August 22, 2004
Net Sales	$668.7	$4,891.1	100.0		$4,222.4	100.0		$1,549.3	$2,673.1
Net sales—Cigarettes	457.0	3,505.2	71.7	65.1	3,048.2	72.2	66.1	1,124.3	1,923.9
Net sales—Food/Non-food	211.7	1,385.9	28.3	34.9	1,174.2	27.8	33.9	425.0	749.2
Net sales, less excise taxes	485.0	3,696.1	75.6	100.0	3,211.1	76.1	100.0	1,181.5	2,029.6
Gross profit	30.3	271.0	5.5	7.3	240.7	5.7	7.5	90.9	149.8
Warehousing and distribution expenses	14.4	135.7	2.8	3.7	121.3	2.9	3.8	42.6	78.7
Selling, general and administrative expenses	(4.2)	90.0	1.8	2.4	94.2	2.2	2.9	34.9	59.3
Income from operations	19.2	44.0	0.9	1.2	24.8	0.6	0.8	13.0	11.8
Interest expense, net	0.8	10.0	0.2	0.3	9.2	0.2	0.3	4.8	4.4
Foreign currency transaction (gains) losses, net	3.3	0.9	—	—	(2.4)	(0.1)	(0.1)	(2.4)	—
Loss on early extinguishment of debt	6.2	6.2	0.1	0.2	—	—	—	—	—
Reorganization items, net	69.2	—	—	—	(69.2)	(1.6)	(2.2)	0.8	(70.0)
Net income	(41.7)	14.3	0.3	0.4	56.0	1.3	1.7	5.3	50.7

Net sales. Net sales of $4,891.1 million for the year ended December 31, 2005 increased $668.7 million, or 15.8%, compared to the year ended December 31, 2004. The 2005 sales included excise taxes of $1,195.0 million. The increase in net sales was due primarily to the addition of three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $455.5 million or 68.1% of the increase in net sales, inclusive of excise taxes. The remaining increase in net sales of $213.2 million was due to increases in net sales to existing customers, net increases due to other smaller customer additions and losses, the impact of cigarette tax increases and increases in sales in our Canadian operations due to foreign currency translation changes. These increases were partially offset by the loss of two significant customers with annualized revenues of approximately $210 million. The increase in net sales due to excise taxes was approximately $183.7 million in the year ended December 31, 2005 compared to the year ended December 31, 2004, and is included in the increases described above. Net sales from our Canadian operations increased overall by $69.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, due primarily to an increase of $68.8 million caused by changes in foreign currency translation rates. The strengthening of the Canadian dollar compared to the U.S. dollar resulted in U.S. dollar sales increases from our Canadian operations.

Net sales of cigarettes of $3,505.2 for the year ended December 31, 2005 increased $457.0 million, or 15.0% compared to the year ended December 31, 2004. The 2005 sales included excise taxes of $1,097.8 million. Of this increase, $329.7 million, or 72.1%, inclusive of excise taxes, was attributable to the addition of the three new customers in the first quarter of 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial excise taxes that occurred during the periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2004 and 2005 and these increases are reflected in our net sales of cigarettes. The increase in net sales of cigarettes due to cigarette excise taxes was approximately $171.0 million in the year ended December 31, 2005 compared to the year ended December 31, 2004 and is included in the increases described above. In the year ended December 31, 2005, cigarette carton sales increased by 10.2% compared to the year ended December 31, 2004. This increase was primarily attributable to the addition of the three significant new customers.

Net sales of food and non-food products of $1,385.9 for the year ended December 31, 2005 increased $211.7 million, or 18.0%, compared to the year ended December 31, 2004. The 2005 food and non-food sales included excise taxes of $97.2 million, which consist primarily of excise taxes related to other non-cigarette tobacco products . Of the increase in net sales of food and non-food products, $125.8 million, or 59.4%, inclusive of excise taxes, is attributable to the three new customers mentioned above. The remaining increase of $85.9 million, or 40.6%, is due primarily to net increases in sales to existing customers and net sales increases due to other smaller customer additions and losses.

Gross profit. Our gross profit is primarily comprised of two components: profits earned as a result of mark-ups to our customers and profits earned by participating in vendor discount and rebate programs, and other promotional and merchandising programs. Additionally, changes in our LIFO reserves impact gross profit. Gross profit for the year ended December 31, 2005 was $271.0 million an increase of $30.3 million, or 12.6%, compared to $240.7 million for the year ended December 31, 2004. The increase was primarily caused by an increase in sales volume and the impact of cigarette inventory holding profits related to state cigarette tax increases and manufacturer price increases. As a percent of sales less excise taxes, gross profit decreased from 7.5% for the year ended December 31, 2004 to 7.3% for the year ended December 31, 2005.

The following table sets forth notable components comprising the change in gross profit as a percentage of net sales year over year.

(in millions)	Successor Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes	Successor and Predecessor Combined Year ended December 31, 2004 (Restated)	Combined 2004 % of Net sales (Restated)	Combined 2004 % of Net sales, less excise taxes (Restated)
Net sales	$4,891.1	100.0		$4,222.4	100.0
Net sales, less excise taxes	3,696.1	75.6	100.0	3,211.1	76.1	100.0
LIFO income (expense)	(7.5)	(0.15)	(0.20)	(4.5)	(0.11)	(0.14)
Cigarette inventory holding profits	5.7	0.12	0.15	1.3	0.03	0.04
Credit terms withheld	—	—	—	(3.5)	(0.08)	(0.11)
Remaining gross profit	272.8	5.57	7.38	247.4	5.86	7.70

Gross profit	$271.0	5.54	7.33	$240.7	5.70	7.49

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was attributable primarily to a reduction in rebates and allowances received from our vendors, lower margins earned on sales to the three new significant customers added in early 2005 and increases in cigarette and tobacco excise taxes. Effective with the Fleming bankruptcy filing, two major cigarette manufacturers in Canada withdrew their credit terms discounts which are included as a component of cost of goods sold. This resulted in lost cigarette gross profit totaling approximately $3.5 million for the year ended December 31, 2004 compared to 2005. The credit terms discounts and related gross profit were restored in late August 2004, after emergence from bankruptcy, resulting in increased gross profit in 2005 compared to 2004. Other rebates and allowances declined during the year ended December 31, 2005 compared to the year ended December 31, 2004. Cigarette gross profit for the year ended December 31, 2005 included approximately $5.7 million in cigarette inventory holding profits relating to cigarette excise tax increases and manufacturer price increases, compared to $1.3 million in cigarette inventory holding profits for the year ended December 31, 2004.

Operating expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the year ended December 31, 2005, operating expenses increased $11.1 million or 5.1% to $227.0 million from $215.9 million for the year ended December 31, 2004. Overall, costs related to labor and benefits comprised approximately 66% of warehousing, distribution and selling, general and administrative expenses for the year ended December 31, 2005. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses for the year ended December 31, 2005 increased by $14.4 million, or 11.9%, compared to the year ended December 31, 2004. As a percentage of net sales, less excise taxes, these expenses decreased from 3.8% for the year ended December 31, 2004 to 3.7% for the year ended December 31, 2005. The decrease as a percent of net sales, less excise taxes for the year ended December 31, 2005 is due primarily to cost improvements generated through the re-engineering of three of our distribution centers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 decreased by $4.2 million, or 4.5%, compared to the year ended December 31, 2004. As a percentage of net sales, less excise taxes, these expenses decreased from 2.9% for the year ended December 31, 2004 to 2.4% for the year ended December 31, 2005. Expense reductions at three of our distribution centers significantly contributed to this decrease. In 2005, we benefited from a reduction in workers’ compensation, general and auto insurance liabilities resulting in expense reductions totaling $8.5 million. The selling, general and administrative expenses were negatively impacted by costs such as audit, legal and audit-

related consulting totaling approximately $6.5 million for the year ended December 31, 2005 and an increase of $4.7 million compared to the year ended December 31, 2004, incurred primarily in connection with becoming a public company. Also we had unanticipated recoveries related primarily to insurance and receivable-related recoveries totaling approximately $3.9 million. Additionally, we incurred expenses of approximately $0.9 million for the year ended December 31, 2005, compared to $0.3 million for the year ended December 31, 2004, associated with our ongoing initiative to prepare for compliance with regulations under the Sarbanes Oxley Act of 2002.

Income from operations. Income from operations for the year ended December 31, 2005 was $44.0 million compared to $24.8 million for the year ended December 31, 2004. The increase is attributable to the items discussed above.

Interest expense, net. Interest expense for the year ended December 31, 2005 increased by $0.8 million, or 8.7%, compared to the year ended December 31, 2004. For the year ended December 31, 2005, the effective interest rate and average net borrowings, including letters of credit outstanding, were higher than for the year ended December 31, 2004. The higher effective interest rate for 2005 was in part due to higher interest rates charged under our Tranche B borrowings that was established at emergence on August 23, 2004. As a result of the refinancing of both the Tranche B borrowings and our 2004 revolver debt in October 2005, effective interest rates declined significantly to 8.1% for the fourth quarter of 2005 from 9.0% for the first three quarters of 2005. The Company’s LIBOR margin decreased from 12% under the Tranche B Notes and a range of 2.25% to 2.75% under the 2004 Revolving Credit Facility to a range of 1.00% to 1.75% under the 2005 Revolving Credit Facility. Interest expense for the period January 1, 2004 through August 22, 2004 was imputed as required under carve-out accounting during which time that the Company had inter-company borrowings with Fleming.

Foreign currency transaction (gains) losses, net. We incurred foreign currency transaction losses of $0.9 million for the year ended December 31, 2005, compared to $2.4 million in foreign currency transaction gains for the year ended December 31, 2004, or an increase in expense of $3.3 million compared to the year ended December 31, 2004. The increase in expense was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.2 million incurred in 2005 was recorded in connection with prepayment penalties and the write-off of debt discount and issuance costs associated with the early retirement of the funded portion of the 2004 Revolving Credit Facility and Tranche B Note Agreement.

Reorganization items, net. Reorganization items, net for the year ended December 31, 2004 represents expenses we incurred as a result of the Fleming bankruptcy and adjustments related to fresh-start accounting. The application of fresh-start accounting in connection with our emergence from the Fleming bankruptcy on August 23, 2004 resulted in a $5.8 million upward adjustment to reflect the fair value of assets and liabilities as of such date and a net gain of $66.1 million relating to the discharge of pre-petition debt. Additionally, we incurred legal, consulting and other professional costs in connection with the Fleming bankruptcy which were included in reorganization items, net for 2004. No reorganization items were incurred in the year ended December 31, 2005.

Comparison of the Years Ended December 31, 2004 and 2003

The following table sets forth the combined results of operations for the periods August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004, and compares them to the year ended December 31, 2003. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

(in millions)	Successor and Predecessor 2004 Combined Compared to Predecessor 2003 (Restated)	Successor and Predecessor Combined Year ended December 31, 2004 (Restated)	Combined 2004 % of Net sales (Restated)	Combined 2004 % of Net sales, less excise taxes (Restated)	Successor Period from August 23, through December 31, 2004 (Restated)	Predecessor Period from January 1 through August 22, 2004	Predecessor Year ended December 31, 2003	2003 % of Net sales	2003 % of Net sales, less excise taxes
Net sales	$(101.9)	$4,222.4	100.0		$1,549.3	$2,673.1	$4,324.3	100.0
Net sales—Cigarettes	(1.6)	3,048.2	72.2	66.1	1,124.3	1,923.9	3,049.8	70.5	64.8
Net sales—Food/Non-food	(100.3)	1,174.2	27.8	33.9	425.0	749.2	1,274.5	29.5	35.2
Net sales, less excise taxes	(187.6)	3,211.1	76.1	100.0	1,181.5	2,029.6	3,398.7	78.6	100.0
Gross profit	(28.7)	240.7	5.7	7.5	90.9	149.8	269.4	6.2	7.9
Warehousing and distribution expenses	(8.9)	121.3	2.9	3.8	42.6	78.7	130.2	3.0	3.8
Selling, general and administrative expenses	(4.1)	94.2	2.2	2.9	34.9	59.3	98.3	2.3	2.9
Goodwill and other long-lived asset impairment	(291.4)	—	—	—	—	—	291.4	6.7	8.5
Income (loss) from operations	277.0	24.8	0.6	0.8	13.0	11.8	(252.2)	(5.8)	(7.4)
Interest expense, net	3.8	9.2	0.2	0.3	4.8	4.4	5.4	0.1	0.2
Foreign currency transaction (gains) losses, net	(2.4)	(2.4)	(0.1)	(0.1)	(2.4)	—	—	—	—
Reorganization items, net	(76.5)	(69.2)	(1.6)	(2.2)	0.8	(70.0)	7.3	0.2	0.2
Income (loss) from discontinued operations	2.8	—	—	—	—	—	(2.8)	(0.1)	(0.1)
Net income (loss)	324.0	56.0	1.3	1.7	5.3	50.7	(268.0)	(6.2)	(7.8)

Net sales. Net sales of $4,222.4 million for the year ended December 31, 2004 decreased $101.9 million, or 2.4%, compared to the year ended December 31, 2003. The 2004 sales included excise taxes of $1,011.3 million. The decrease was due primarily to customer losses resulting from Fleming’s Chapter 11 filing. The former Fleming Eastern Distribution Centers were significantly impacted by the bankruptcy, and experienced an aggregate net sales decline of approximately $193.0 million due primarily to the loss of customers. These distribution centers had fewer stable, long-term relationships within their customer base than was the case in our other distribution centers. This decrease was significantly offset by increases in net sales in the remaining distribution centers. Net sales from our Canadian operations increased overall by $85.2 million in 2004 compared to 2003, due primarily to an increase of $63.9 million caused by changes in foreign currency translation rates. The strengthening of the Canadian dollar compared to the U.S. dollar resulted in U.S. dollar sales increases. Excluding the impact of the Eastern Distribution Centers and foreign currency translation, overall sales increased by approximately $27 million. The inability to attract new customers during bankruptcy significantly impacted our ability to grow net sales.

Net sales of cigarettes decreased $1.6 million, or less than 1%, in 2004 compared to 2003. The 2004 sales included excise taxes of $926.9 million. The decrease in net sales was caused by a decline in cigarette sales at the former Fleming Eastern Distribution Centers of $118.5 million which was largely offset by increases in cigarette sales by our other distribution centers of $116.9 million. During 2004, cigarette carton sales volume declined by 1.7% due primarily to lost business as a result of the bankruptcy. Although cigarette carton volume declined by 1.7%, the decline in net cigarette sales of only 0.1% was due to increases in cigarette manufacturer prices and state and provincial excise taxes, which were passed on to our customers and reflected in net sales as well as the impact of foreign currency translation.

Net sales of food products and non-food products decreased $100.3 million, or 7.9%, in 2004 compared with 2003. The 2004 sales included excise taxes of $84.4 million. Of this decrease, $74.5 million was attributable to the former Fleming Eastern Distribution Centers and $25.8 million was attributable to the remaining distribution centers. The decrease in food and non-food sales was due to the loss of customers and our inability to attract new customers while in bankruptcy.

Gross profit. Gross profit decreased by $28.7 million in 2004 compared with 2003.

The following table sets forth notable components comprising the change in gross profit as a percentage of net sales year over year.

(in millions)	Successor and Predecessor Combined Year ended December 31, 2004 (Restated)	Combined 2004 % of Net sales (Restated)	Combined 2004 % of Net sales, less excise taxes (Restated)	Predecessor Year ended December 31, 2003	2003 % of Net sales	2003 % of Net sales, less excise taxes
Net sales	$4,222.4	100.0		$4,324.3	100.0
Net sales, less excise taxes	3,211.1	76.1	100.0	3,398.7	78.6	100.0
Private label merchandising proceeds	—	—	—	6.0	0.14	0.18
LIFO income (expense)	(4.5)	(0.11)	(0.14)	2.1	0.05	0.06
Cigarette inventory holding profits	1.3	0.03	0.04	7.2	0.17	0.21
Credit terms withheld	(3.5)	(0.08)	(0.11)	(4.7)	(0.11)	(0.14)
Remaining gross profit	247.4	5.86	7.70	258.8	5.98	7.62

Gross Profit	$240.7	5.70	7.49	$269.4	6.23	7.93

Gross profit declined in 2004 as compared to 2003 due to the decline in net sales from lost customers and lost vendor discounts resulting from the Fleming bankruptcy. Additionally, a $6.6 million increase in LIFO expense, the non-recurrence in 2004 of $6.0 million in income related to private label merchandising income earned in 2003 and a $5.9 million decrease in cigarette inventory holding gains in 2004 compared to 2003 related to cigarette tax and manufacturer price increases in 2003, contributed to the decline. Core-Mark had LIFO expense of $4.5 million in 2004 compared to LIFO income of $2.1 million in 2003 which was primarily the result of inflation in the confection product category. During 2003, we recorded cigarette inventory holding profits of approximately $7.2 million as a result of cigarette tax and manufacturer price increases compared to $1.3 million in 2004. In addition, effective with the bankruptcy, two major cigarette manufacturers in Canada withheld their credit terms discounts, resulting in a reduction in gross profit of $3.5 million in 2004 and $4.7 million in 2003.

Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. Overall, costs related to labor and benefits comprised approximately 63% of warehousing, distribution and selling, general and administrative expenses for the year ended December 31, 2004. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. The decline in warehousing and distribution expense of $8.9 million in 2004 from 2003 was due primarily to a decline in salaries and benefits by approximately $7.3 million, in connection with the decline in sales volume and increased efficiencies in the Eastern Distribution Centers. Staff reductions were required as a result of the decline in sales volume due primarily to the bankruptcy. During the same period, we were also refining the operations in the Eastern Distribution Centers by incorporating available technology and proven methodologies.

Selling, general and administrative expenses. The decline in selling, general and administrative expenses of $4.1 million in 2004 from 2003 was due in part to a reduction in sales personnel in our Eastern Distribution Centers. This was in response to the lost business described above and contributed to a decrease in selling expenses of $1.9 million. In addition, general and other administrative expenses at our Eastern Distribution Centers were reduced in 2004 compared to 2003 by $2.5 million, due primarily to salary and benefit reductions required due to the lost business. Slight increases overall in selling, general, and administrative expenses at our other distribution centers and corporate offices explain the difference.

Goodwill and other long-lived asset impairment. In connection with the Fleming bankruptcy filing in 2003, we evaluated our goodwill and long-lived intangible assets for potential impairment. As a result we recorded an impairment charge to write-off goodwill and long-lived intangible assets in accordance with SFAS 142. This charge was $291.4 million in total and is reflected in our 2003 statement of operations. After such charge, there was no remaining goodwill or intangible long-lived assets and no charge was required in 2004.

Income (loss) from operations. Income from operations for 2004 was $24.8 million compared to a loss from operations of $252.2 million for 2003, an increase of $277.0 million, primarily attributable to the write-off of goodwill and long-lived assets during 2003. After eliminating the impact of the $291.4 million charge, the decrease to $24.8 million in 2004 from $39.2 million in 2003 is primarily attributable to lost business, which was driven by the bankruptcy and our inability to secure full vendor discounts, coupled with rising inventory costs under the LIFO method.

Interest expense, net. Interest expense increased by $3.8 million in 2004 from 2003 due primarily to an increase in the effective borrowing rates under our 2004 Revolving Credit Facility and term loan and increased debt levels required upon emergence from bankruptcy. Interest expense for 2003 was estimated as part of carve-out accounting, because of our related party borrowings with our former parent, Fleming.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains for the year ended December 31, 2004 were $2.4 million compared to $0.0 million for the year ended December 31, 2003. There were no such gains or losses prior to our emergence from the Fleming bankruptcy because we considered our foreign investments (in Canada) to be of a permanent nature prior to emergence. Post-emergence, such intercompany balances fluctuated with sufficient frequency to record the foreign exchange gains or losses as a gain (or loss) within the income statement.

Reorganization items, net. Reorganization items, net represents expenses we incurred as a result of the Chapter 11 bankruptcy and adjustments related to fresh-start accounting. In 2004, the application of fresh-start accounting resulted in a net $5.8 million increase in assets to reflect the fair value of assets and liabilities and a net gain of $66.1 million relating to the discharge of pre-petition debt. Additionally, in 2004, in connection with the reorganization, we incurred $2.7 million of other bankruptcy related costs, including professional fees. The charges in 2003 consisted primarily of professional fees and other cost incurred in connection with the Fleming bankruptcy. (See Note 8—Reorganization Items, Net to the consolidated financial statements).

Income (loss) from discontinued operations. Income (loss) from discontinued operations included the revenues and expenses associated with the discontinuation of our Adel, Georgia distribution center, which took place in January 2004. The Adel distribution center was closed due to the loss of customers as a result of the Fleming bankruptcy.

Seasonality

Quarterly operating results can be affected by seasonality due to the nature of our customers’ businesses. Specifically, we typically generate higher revenues and gross profits during the warm weather travel months (May through August) than in other times throughout the year. Each period may have many elements that affect sales. For example, in 2005 our net new customer sales occurred primarily in the second through fourth quarters of the year. The seasonal trends are illustrated by the following table:

	% of Full Year Sales by Quarter
	March 31	June 30	September 30	December 31
2005	22.1	25.9	27.3	24.7
2004	22.9	25.3	26.7	25.1
2003	25.4	26.3	25.4	22.9
2002	21.6	24.9	29.1	24.4
2001	22.0	25.7	26.4	25.9
2000	23.8	25.4	25.8	25.0
1999	22.2	24.9	26.8	26.1
1998	22.7	24.6	26.6	26.1
1998 – 2005 average sales	22.8	25.4	26.8	25.0
1998 – 2005 average sales(1)	22.4	25.2	27.0	25.4

(1)	2003 and 2004 were excluded as the Fleming bankruptcy had an adverse impact on sales and is not representative of our seasonal activity.

Inflation

Historically, we have not experienced a significant adverse impact as a result of price increases from our suppliers as we have been able to adjust our selling prices in order to maintain our overall gross profit dollars. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit margin percentages. Inflation can also result in increases in LIFO expense, adversely impacting our gross profit margins. Increases in net sales of cigarettes driven by tax and manufacturer price increases do not generate significant recurring additional gross profit dollars, thereby deflating gross profit margin percentages in this category. While we have historically been able to maintain or slightly increase gross profit dollars related to such increases, gross profit margin percentages typically decline as a result of the impact significant price or tax increases have on net sales. Gross fuel consumption costs for the year ended December 31, 2005 totaled approximately $9.9 million, an increase of approximately $3.2 million from 2004, or 48%, due to increased fuel prices and increased sales volume. A significant portion these costs were offset by fuel surcharges of $4.6 million which are included in our customer pricing. In 2004, gross fuel costs were $6.7 million which included fuel surcharges of $3.2 million. The ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including labor and fuel costs, is not assured.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditure programs and debt service requirements with respect to our credit facilities. We have historically funded our capital requirements through our current operations and external borrowings. However during the period June 18, 2002 to August 23, 2004, when Fleming was our parent company, to the extent necessary, we funded our operations through inter-company borrowings.

Our cash as of December 31, 2005 and 2004 was $30.0 million and $26.2 million, respectively. Our restricted cash as of December 31, 2005 and 2004 was $10.8 million and $12.1 million, respectively. Restricted cash represents funds that have been set aside in trust as required by Canadian provincial taxing authorities to secure amounts payable to these authorities for cigarette and tobacco excise taxes. (See—Statement of Cash Flows to the consolidated financial statements.)

Year ended December 31, 2005

Cash flows from operating activities

For the year ended December 31, 2005, net cash provided by operating activities was $35.2 million and consisted of cash generated from operations of $41.6 million and cash used as a result of changes in assets and liabilities of $6.4 million. Cash generated from operations includes net income of $14.3 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The decrease in cash from changes in assets and liabilities was due primarily to an increase in inventories of $19.5 million, a decrease in pension, claims and other accrued liabilities and income taxes of $13.9 million, offset by decreases in other receivables of $8.3 million, and an increase in cigarette and tobacco taxes payable of $13.6 million. The increase in inventories was due primarily to incremental confection inventories purchased in December 2005 in connection with manufacturer promotions and increases in other inventory categories related to increased sales volume in 2005. The decrease in pension, claims, and other accrued liabilities is due primarily to general, auto, and workers compensation claims settlements, reducing the claim amounts outstanding during the year. The decrease in other receivables during the period was primarily the result of the collection of vendor receivables that were outstanding as of December 31, 2004 related to the bankruptcy. The increase in cigarette and excise taxes payable was due primarily to an increase in purchase volume, increases in excise tax rates during the year and the reinstatement of credit terms in some states in which we do business.

Cash flows relating to investing activities

For the year ended December 31, 2005, cash flows used in investing activities were $6.6 million and were entirely attributable to capital expenditures during the period. The capital spending related primarily to the scheduled replacement of delivery and warehouse equipment. Our original capital expenditure plan was to spend approximately $10 million during 2005, related primarily to facility upgrades and scheduled replacement of delivery and warehouse equipment. We deferred some of these capital expenditures in 2005 and now expect capital expenditures for 2006 to total approximately $16 million, which includes equipping a replacement facility in Spokane, Washington and increasing our refrigerated product capabilities.

Cash flows from financing activities

For the year ended December 31, 2005, net cash used in financing activities was $23.5 million. We borrowed $86.5 million and made payments of $71.9 million under our 2004 and 2005 Credit Facilities, which resulted in a net source of cash of $14.6 million for 2005. Debt issuance costs of $2.1 million were paid in connection with the 2005 Credit Facility. The 2004 Credit Facility and Tranche B loan were fully repaid in 2005 and terminated, as described further below under 2005 Revolving Credit Facility.

2005 Revolving Credit Facility

On October 13, 2005, we entered into a new $250 million five-year revolving credit facility, which we refer to as the 2005 Credit Facility, with a group of lenders led by J.P. Morgan Chase. The 2005 Credit Facility refinanced and replaced the 2004 Revolving Credit Facility and the Tranche B term facility. In conjunction with establishing the 2005 Credit Facility we prepaid all $32.3 million in outstanding loans under the 2004 Revolving Credit Facility and the Tranche B term facility, cash collateralized or transferred to the 2005 Credit Facility all $53.3 million in letters of credit issued under the 2004 Revolving Credit Facility and the Tranche B term facility and terminated the 2004 Revolving Credit Facility and the Tranche B note.

As required under the Tranche B term facility, we paid pre-payment fees of $1.8 million in 2005 and we expensed $2.0 million for the write-off of debt discount related to the Tranche B note agreement. Unamortized debt issuance costs of $2.4 million related to the Tranche B term facility and the 2004 Revolving Credit Facility were written off in 2005. These charges totaling $6.2 million were recorded as loss on early extinguishment of debt in our consolidated statement of operations in 2005.

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

At our option, interest rates on the U.S. revolving loans and letters of credit under the 2005 Credit Facility are based on LIBOR plus an applicable margin, or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on our adjusted EBITDA as defined in the 2005 Credit Facility, and was initially set at 1.50%. Interest is payable monthly, or if we elect LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as we may elect under the 2005 Credit Facility (except that if the Company elects a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). We are subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on the our adjusted EBITDA as defined in the 2005 Credit Facility, and was initially set at 0.25%.

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

The 2005 Credit Facility is collateralized by a first priority interest in, and liens upon, substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period). The Company is required to pay off any outstanding balance on the facility in October, 2010.

We paid approximately $2.1 million in financing costs in establishing the 2005 Credit Facility, which have been deferred and are being amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheet. At December 31, 2005, we were in compliance with all of the conditions and covenants and had a net available borrowing capacity under the 2005 Credit Facility of approximately $67.0 million.

During 2005, the maximum amount of borrowing and letters of credit outstanding under the revolving credit facilities were $68.3 million and $51.9 million, respectively. As of December 31, 2005, the total borrowings outstanding were $59.6 million and letters of credit outstanding were $51.9 million. At December 31, 2005 we elected the LIBOR option and the 30-day and 60-day LIBOR rates were 4.37% and 4.30%, respectively. The weighted-average interest rate for the year ended December 31, 2005 for the revolving credit facility was 5.8%. The balance outstanding on the 2005 Credit Facility has been classified as long-term debt because the facility expires on October 12, 2010.

We do not believe that the matters described in the Restatements section of this Managements’ Discussion and Analysis of Financial Condition and Results of Operations and in Note 2—Restatements of Financial Statements constituted or established the existence of a breach or default under the Credit Agreement dated as of October 12, 2005 for our $250 million revolving credit facility. However, in order to avoid any dispute over whether a breach or default had occurred, we nevertheless obtained a confirmatory waiver from the lenders under the Credit Agreement of any such potential breach or default.

Our long-term debt and outstanding letters of credit as of the dates below were as follows (in millions):

	December 31, 2005	December 31, 2004	August 23, 2004
Revolving credit facility	$59.6	$45.0	$86.4
Tranche B notes payable	—	35.5	35.5

Subtotal	59.6	80.5	121.9
Less: Debt discount	—	(3.0)	(3.2)

Subtotal	59.6	77.5	118.7
Less: Current portion of long-term debt	—	—	—

Total long-term debt, net of current portion	$59.6	$77.5	$118.7

Letters of credit outstanding	$51.9	$61.2	$57.1

We believe that our ability to generate cash from operations and funds available from our new 2005 Credit Facility will be adequate to fund working capital, capital spending and other cash needs for at least the next 12 months. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies while continuing to tightly control our expenses and to manage the impact of changes in manufacturers’ pricing. We can give no assurance that we will be able to successfully implement those strategies and cost control initiatives, or successfully manage our pricing to match increases from the manufactures. In addition, changes in our operating plans, lower than anticipated sales, increased expenses, interest rate increases, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. We can give no assurance that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Year ended December 31, 2004

Cash flows from operating activities

During 2004, net cash provided by the Successor and Predecessor Companies combined operating activities of $7.1 million consisted of an increase in cash from changes in assets and liabilities of $51.6 million and cash provided by operations of $11.1 million, offset by excise tax payments reducing liabilities subject to compromise of $55.6 million. Cash provided by operations during 2004 was driven by $56.0 million in net income, coupled with non-cash adjustments related primarily to fresh-start accounting and deferred taxes.

The increase in cash provided from changes in assets and liabilities was primarily driven by an increase in accounts payable of $30.1 million which resulted from our successful efforts to secure more favorable trade credit terms with our vendors after the Plan was approved. Of the total $30.1 million increase in accounts payable, $18.9 million occurred after emergence from bankruptcy. In addition, cash provided from changes in assets and liabilities benefited from a $28.2 million decrease in other receivables related primarily to collections of vendor receivables that were stalled during bankruptcy. These sources of cash were offset by payments of $55.6 million in excise tax liabilities previously classified as liabilities subject to compromise, a net increase of 9.0 million in deposits, prepayments and other non-current assets, which was due primarily to an increase in workers’ compensation deposits which we inherited from Fleming pursuant to the Plan, partially offset by a reduction in deposits required by our vendors, which was related to our emergence from bankruptcy.

Cash flows relating to investing activities

For the year ended December 31, 2004, cash flows used in investing activities were $12.1 million, and were entirely attributable to capital expenditures during the periods. For the year ended December 31, 2004, capital spending-related primarily to the reengineering of three of our distribution centers and scheduled replacement of delivery and warehouse equipment.

Cash flows from financing activities

For 2004, net cash used by financing activities was $1.3 million. As a result of our reorganization, we borrowed $86.4 million under our 2004 Revolving Credit Facility and $35.5 million of Tranche B notes were issued. Debt issuance costs of $3.8 million were paid in connection with the emergence financing. Additionally, during the period January 1, 2004 through August 22, 2004, a net of $55.0 million of distributions from our former parent were received. Pursuant to the Plan, $139.6 million was distributed to the PCT and RCT upon emergence. Net payments made on our outstanding debt obligations totaled $41.4 million for the year.

In connection with the issuance of indebtedness upon emergence from the Fleming bankruptcy, we issued warrants to the lenders under our Tranche B Note Agreement to purchase up to an aggregate of 247,654 shares of our common stock at an exercise price of $15.50 per share, the fair value of our common stock as determined pursuant to the Plan. The warrants are immediately exercisable and expire seven years from the date of issuance. The warrants were valued at $1.4 million and were charged to discount on debt and amortized into interest expense over the term of the notes. The value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: a term of seven years, a risk free interest rate of 3.85%, volatility of 30%, and an expected dividend yield of zero.

Year ended December 31, 2003

Cash flows from operating activities

During 2003, net cash provided by operating activities of $53.4 million consisted of cash provided by operations of $18.2 million and an increase in cash from changes in assets and liabilities of $35.2 million. Cash provided by operations includes the net loss of $268.0 million for 2003 which was offset by $286.2 million in non-cash charges related primarily to the impairment of goodwill and long-lived intangible assets, depreciation and amortization. Contributing to the increase in cash from changes in asset and liabilities were decreases in accounts receivable of $39.1 million and inventories of $21.6 million, and a net increase in accounts payable of $22.3 million (including a decrease in trade accounts payable of $81.0 million and cigarette and tobacco taxes payable of $18.3 million, and an increase in liabilities subject to compromise of $121.6 million). These were offset by increases in restricted cash, other receivables and deposits and prepayments. The decreases in trade accounts receivable and inventories were a result of the bankruptcy, as disruptions to our supply chain led to inventory shortages and ultimately a loss of sales. The decrease in inventories was partially offset by a purchase of excess cigarette inventories in connection with a Canadian manufacturer holiday and in anticipation of U.S. cigarette manufacturer price changes at year-end 2003. The net increase in accounts payable is attributable to the bankruptcy filing because pre-petition indebtedness was stayed. The increase in other receivables of $29.5 million was the result of our inability to collect vendor promotional allowances and other incentive program monies due us while in bankruptcy. The increase in deposits and prepayments was a result of several vendors requiring cash payments prior to the shipment of products. In addition, restricted cash, related to monies set aside as security to obtain tax credit terms with two provinces in Canada, was $19.8 million at December 31, 2003, while it did not exist at December 31, 2002.

Cash flows relating to investing activities

For the year ended December 31, 2003, cash flows used in investing activities were $8.4 million, and were entirely attributable to capital expenditures during the periods. The capital spending was primarily attributable to the scheduled replacement of delivery and warehouse equipment.

Cash flows from financing activities

For the year ended December 31, 2003 we had net distributions to Fleming totaling $28.5 million, which were the result of excess cash flows from operations. Book overdrafts resulted in a use of cash totaling $16.4 million in 2003. This change represents the amount of issued checks that have not cleared through our banking system. The outstanding checks were typically funded through borrowings on the Fleming revolving credit facility when they cleared the bank.

Contractual Obligations and Commitments

Contractual Obligations. The following table presents information regarding our contractual obligations that exist as of December 31, 2005:

(in millions)	Total	2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt	$59.6	$—	$—	$—	$—	$59.6	$—
Operating leases	85.8	18.7	16.4	12.7	10.3	8.4	19.3

Total contractual obligations	$145.4	$18.7	$16.4	$12.7	$10.3	$68.0	$19.3

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

Off-Balance Sheet Arrangements

Letter of Credit Commitments. As of December 31, 2005, our standby letters of credit issued under our 2005 Credit Facility were $51.9 million, of which $3.9 million relates to workers’ compensation and $48 million relates primarily to tax bonds and casualty insurance. All of the standby letters of credit expire in 2007. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit as required by business needs. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets as of December 31, 2005, December 31, 2004 and August 23, 2004.

Trust Guarantees. Pursuant to the Plan, two special purpose trusts were established, the Post-Confirmation Trust (PCT), and the Reclamation Creditors’ Trust (RCT), collectively, the Trusts (See Note 1—Summary Company Information and Emergence from Bankruptcy to the consolidated financial statements). The Trusts were established in order to administer post-confirmation responsibilities ordered under the Plan including, but not limited to, the pursuit of assets and reconciliation and subsequent settlement of pre-petition and post-petition claims, including specific administrative claims. Under the terms of the Plan, we guarantee the payment of all PCT administrative claims in excess of $56 million. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the combined amounts of the RCT TLV and non-TLV claims to not greater than $137 million. FIN 45 requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts, we believe that (i) the PCT administrative claims are substantially below the guarantee threshold and (ii) the assets of the RCT will be sufficient to satisfy the TLV claims and non-TLV claims against it. Therefore, we have not accrued any liability with respect to these guarantees. However, if the assets of either Trust are insufficient to cover the liabilities of such Trust we could be required to satisfy the guarantees. We have reviewed the Trusts and guarantees pursuant to FIN 46 and found that they are not subject to consolidation.

Operating Leases. The majority of our sales offices, warehouse facilities, and trucks are subject to lease agreements which expire at various dates through 2021 (excluding renewal options). These leases generally require us to maintain, insure, and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreements relating to these facilities, the third parties have a “put” right under which they may require us to acquire the facilities. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost, and (3) assume the obligations of the third parties as lessees under the leases related to those facilities. While we believe the likelihood that these put options will be exercised is remote, if they are exercised, we could be required to make aggregate capital expenditures of approximately $10 million, based on current estimates. The amount of capital expenditure would vary depending on the timing of any exercise of such puts.

Restatements of Financial Information

Background

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10, and our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 included in our Form 10-Q for the third quarter of 2005, should no longer be relied upon because of errors in those financial statements relating to the accounting of foreign currency translation adjustments related to intercompany balances. Specifically, we determined that foreign currency translation adjustments related to intercompany balances of our Canadian branch were incorrectly recorded as a component of comprehensive income directly to stockholders’ equity. These intercompany balances were incorrectly thought to be of a permanent nature. Because such intercompany balances post-emergence were not permanent in nature and were fluctuating throughout the period, the foreign exchange gains or losses should have been recorded as a gain (or loss) within the income statement. Accordingly, we are restating our financial statements for such periods to correct the above error and to correct the additional errors discussed below.

In connection with this restatement, we also corrected an approximately $0.4 million inventory undervaluation error (and a corresponding understatement of cost of goods sold) in our financial statements for the period from August 23, 2004 through December 31, 2004 and a related $0.4 million overvaluation error (and a corresponding understatement of cost of goods sold) in our financial statements for the six months ended June 30, 2005 and for the nine months ended September 30, 2005. Additionally, our restatement reflects adjustments for the period from August 23, 2004 through December 31, 2004 to correct estimation errors and to correct errors in certain balance sheet classifications. The correction of the estimation errors resulted in a $0.1 million decrease in cost of goods sold and a $0.2 million decrease in selling, general and administrative expenses for the period from August 23, 2004 through December 31, 2004, and a corresponding $0.1 million increase in cost of goods sold and $0.2 million increase in selling, general and administrative expenses for the six months ended June 30, 2005 and nine months ended September 30, 2005. In addition, diluted earnings per share for the three months ended September 30, 2005 decreased from $0.09 to $0.08 as a result of a change in the method of calculating diluted earnings per share. Previously, we calculate diluted earning per share by dividing net income expressed in millions by fully diluted shares. As restated, we calculate diluted earnings per share by dividing net income expressed in dollars by fully diluted shares.

The correction of the error relating to the accounting of foreign currency translation adjustments had the effect of increasing (decreasing) income from continuing operations before taxes, net income and diluted earnings per share by $2.4 million, $1.5 million and $0.15, respectively for the period August 23 through December 31, 2004, by $(0.6) million, $(0.3) million and $(0.03), respectively, for the six months ended June 30, 2005, and by $(0.6) million, $(0.3) million and $(0.03), respectively, for the nine months ended September 30, 2005.

The aggregate effect of correcting the accounting errors described above was as follows:

For the period from August 23, 2004 through December 31, 2004, income from continuing operations before taxes increased by $3.1 million, net income after taxes increased by $1.9 million and diluted earnings per share increased $0.19. For the nine months ending September 30, 2005, income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.07. For the six months ending June 30, 2005, income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.06. There was no impact to income from continuing operations or net income for the three months ended September 30, 2005, however, diluted earnings per share decreased by $0.01 from $0.09 to $0.08 as a result of the change in the method of calculating diluted earnings per share.

The following tables set forth the consolidated statement of operations as originally reported and as restated for the periods indicated (in millions):

	Nine months ended September 30, 2005 (Unaudited)
	As Filed in Form 10-Q on November 30, 2005	As Restated
Net sales	$3,681.2	$3,681.2
Cost of goods sold	3,474.4	3,474.9

Gross profit	206.8	206.3

Warehousing and distribution expenses	102.5	102.5
Selling, general and administrative expenses	78.2	78.4
Amortization of intangible assets	0.9	0.9

Total operating expenses	181.6	181.8

Income from operations	25.2	24.5
Interest expense, net	9.5	9.5
Loss on early extinguishment of debt	2.6	2.6
Foreign currency transaction (gains) losses, net	—	0.6
Amortization of debt issuance costs	0.9	0.9

Income from operations before income taxes	12.2	10.9
Provision for income taxes	5.5	5.0

Net income	$6.7	$5.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations as originally reported in our Form 10-Q for the period ended September 30, 2005 is impacted in the following manner by the restated results:

Our gross profit for the nine months ended September 30, 2005 decreased by $0.5 million due to the impact of the correction of the inventory valuation and estimation errors described above.

Our selling, general and administrative expenses increased by $0.2 million for the nine months ended September 30, 3005 due to the impact of the estimation errors described above.

We incurred foreign currency transaction losses of $0.6 million for the nine months ended September 30, 2005, compared to $0.7 million of gains for the nine months ended September 30, 2004. The increase in expense for the 2005 period compared to the 2004 period was due to the impact of changes in foreign currency translation rates and intercompany activity related to our Canadian operations.

	Six months ended June 30, 2005 (Unaudited)
	As Filed in Form 10/A on October 31, 2005	As Restated
Net sales	$2,347.9	$2,347.9
Cost of goods sold	2,212.0	2,212.5

Gross profit	135.9	135.4

Warehousing and distribution expenses	65.4	65.4
Selling, general and administrative expenses	53.0	53.2
Amortization of intangible assets	0.5	0.5
Goodwill and asset impairment charges	—	—

Total operating expenses	118.9	119.1

Income from operations	17.0	16.3
Interest expense, net	6.2	6.2
Foreign currency transaction (gains) losses, net	—	0.6
Amortization of debt issuance costs	0.5	0.5

Income from operations before income taxes	10.3	9.0
Provision for income taxes	4.5	4.0

Net income	$5.8	$5.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the six months ended June 30, 2005 as originally reported in our Form 10 registration statement is impacted in the following manner by the restated results:

Our gross profit for the six months ended June 30, 2005 decreased by $0.5 million due to the impact of the correction of the inventory valuation and estimation errors described above.

Our selling, general and administrative expenses increased by $0.2 million for the nine months ended September 30, 2005 due to the impact of the estimation errors described above in Restatements of Financial Information.

We incurred foreign currency transaction losses of $0.6 million for the six months ended June 30, 2005. The loss was due to the impact of changes in foreign currency translation rates and intercompany activity related to our Canadian operations. For the six months ended June 30, 2004, we had no such transaction losses.

	Period from August 23 through December 31, 2004
	As Filed in Form 10/A on October 21, 2005	As Restated
Net sales	$1,549.3	$1,549.3
Cost of goods sold	1,458.9	1,458.4

Gross profit	90.4	90.9

Warehousing and distribution expenses	42.6	42.6
Selling, general and administrative expenses	35.1	34.9
Amortization of intangible assets	0.4	0.4
Goodwill and asset impairment charges	—	—

Total operating expenses	78.1	77.9

Income (loss) from operations	12.3	13.0
Interest expense, net	4.8	4.8
Foreign currency transaction (gains) losses, net	—	(2.4)
Reorganization items, net	0.8	0.8
Amortization of debt issuance costs	0.4	0.4

Income (loss) from operations before income taxes	6.3	9.4
Provision for income taxes	2.9	4.1

Net income	$3.4	$5.3

Restated Quarterly Information

All unaudited financial information set forth below reflects the restatement of our financial statements for the fiscal quarters September and December 2004 and March and June 2005 as previously presented in our Form 10/A filed October 21, 2005 and discussed in Note 2 and Note 15 of the Notes to the Consolidated Financial Statements. Other than with respect to the method of calculating earnings per share discussed above in Restatements of Financial Information, the restatement did not effect our financial statements for the three months ended September 30, 2005,.

The following tables set forth the restated consolidated statements of operations for the quarterly periods indicated.

Three Months Ended

(unaudited)

(in millions)

	June 30, 2005 (Restated)	March 31, 2005 (Restated)
Net sales	$1,268.1	$1,079.8
Net sales—Cigarettes	899.8	773.8
Net sales—Food/Non-food	368.3	306.0
Cigarette inventory holding profits	2.6	2.5
Gross profit	72.4	63.0
Warehousing and distribution expenses	34.2	31.2
Selling and administrative expenses	25.6	27.6
Income from operations	12.4	3.9
Interest expense, net	3.0	3.2
Foreign currency transaction (gains) losses, net	0.3	0.3
Net income	5.0	0.0

For the three months ended June 30, 2005 the results of operations were impacted by an adjustment to record foreign currency transaction losses of $0.3 million, before taxes.

For the three months ended March 31, 2005 the results of operations were impacted by adjustments to increase cost of goods sold by $0.5 million, to increase selling general and administrative expenses by $0.2 million due to an increase in the accrual for employee salaries and benefits and an adjustment to foreign currency transaction losses of $0.3 million, before taxes.

Three Months Ended

(unaudited)

(in millions)

		September 30, 2004
	December 31, 2004 (Restated)	August 23 to September 30, 2004 (Restated)	July 1 to August 22, 2004
Net sales	$1,061.8	$487.5	$636.8
Net sales—Cigarettes	774.4	349.9	457.7
Net sales—Food/Non-food	287.4	137.6	179.1
Cigarette inventory holding profits	1.1	—	—
Gross profit	62.5	28.4	35.6
Warehousing and distribution expenses	29.5	13.1	19.6
Selling and administrative expenses	24.4	10.5	12.0
Income from operations	8.2	4.8	4.1
Interest expense, net	3.3	1.5	0.6
Foreign currency transaction (gains) losses, net	(1.7)	(0.7)	—
Reorganization items, net	0.2	0.6	(71.7)
Net income (loss)	3.3	2.0	49.3

For the three months ended December 31, 2004 the results of operations were impacted by an adjustment to decrease cost of goods sold by $0.45 million and an adjustment to record foreign currency gains of $1.7 million, before taxes.

For the period from August 23, 2004 through September 30, 2004 the results of operations were impacted by an adjustment to record foreign currency gains of $0.7 million, before taxes. Prior to our emergence from the Fleming bankruptcy, we did not record foreign currency gains or losses in our statement of operations because our foreign investments were considered to be of a permanent nature.

The following tables set forth the effects of the restatement for the quarterly periods indicated.

Three Months Ended

(unaudited)

(in millions)

	June 30, 2005 (Restated)	March 31, 2005 (Restated)
Net sales	$—	$—
Net sales—Cigarettes	—	—
Net sales—Food/Non-food	—	—
Cigarette inventory holding profits	—	—
Gross profit	—	(0.5)
Warehousing and distribution expenses	—	—
Selling and administrative expenses(1)	—	0.2
Income from operations	—	(0.7)
Interest expense, net	—	—
Foreign currency transaction (gains) losses, net	0.3	0.3
Net income (loss)	(0.2)	(0.6)

Three Months Ended

(unaudited)

(in millions)

		September 30, 2004
	December 31, 2004 (Restated)	August 23 to September 30, 2004 (Restated)	July 1 to August 22, 2004
Net sales	$—	$—	$—
Net sales—Cigarettes	—	—	—
Net sales—Food/Non-food	—	—	—
Cigarette inventory holding profits	—	—	—
Gross profit	0.5	—	—
Warehousing and distribution expenses	—	—	—
Selling and administrative expenses	(0.2)	—	—
Income from operations	0.7	—	—
Interest expense, net	—	—	—
Foreign currency transaction (gains) losses, net	(1.7)	(0.7)	—
Reorganization items, net	—	—	—
Net income (loss)	1.5	0.4	—

We also reclassified several items to conform to the current presentation. Book over draft amounts included in accounts payable on the balance sheet during reporting periods prior to December 31, 2005 have been presented separately on the balance sheet in this Form 10-K. Deferred stock-based compensation presented separately in stockholders’ equity on the balance sheet in the Form 10/A filed on October 21, 2005, is included in additional paid in capital in this Form 10-K. Net borrowings and repayments under the revolving line of credit which were presented separately in the statement of cash flows in the Form 10/A and in the Form 10-Q filed on November 30, 2005 are aggregated and presented net in this Form 10-K. Such reclassifications and other minor balance sheet reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported.

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. We will adopt FSP No. 13-1 beginning with its fiscal year 2006. We do not expect the adoption of FSP No. 13-1 will have a significant impact on our financial statements.

In June 2005, the Financial Accounting Standards Board’s (the FASB) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supercedes Accounting Principles Bulletin (APB) Opinion 20, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will adopt SFAS No. 154 for the fiscal year 2006 and do not expect adoption of SFAS No. 154 will have a material impact on our financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial statements.

In March 2005, the SEC issued SAB No. 107 which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term. We expect to apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R) in fiscal year 2006.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for interim or annual reporting periods beginning after December 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006 and do not expect the adoption will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS No. 153 did have a significant impact on our consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005. We will adopt SFAS No. 151 for the fiscal year 2006 and do not believe that the adoption will have a significant impact on our consolidated financial statements.

In July 2002, The Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies that are accelerated filers to report on the effectiveness of their internal control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report. Non-accelerated filers must comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2006 under the latest dates of extension granted by the SEC. We are non-accelerated filers and therefore expect to comply with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2006.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. At December 31, 2005, variable rate debt represented 100% of our total debt. Depending upon the borrowing option chosen, the variable rate debt is based upon LIBOR or the prime rate plus an applicable margin. If interest rates on existing variable rate debt increased 64 basis points (which approximates 10% of the weighted average interest rate on our variable rate debt), our results from operations and cash flows would not be materially affected.

We conduct business in Canada. However, changes in the U.S./Canadian exchange rate had no material impact on the overall results of the Canadian operations, as virtually all revenues and expenses of such operations are Canadian dollar based. To the extent that funds are moved to or from Canada, we would be exposed to fluctuations in the U.S./Canadian exchange rate. The U.S./Canadian exchange rate based on the noon rate used for balance sheet translation was 1.1659, 1.2062, 1.2977, and 1.2924 as of December 31, 2005, December 31, 2004, August 23, 2004, and December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND EXHIBITS

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial statements

A. Audited Financial Statements

• Reports of Independent Registered Public Accounting Firms	60

• Consolidated Balance Sheets	62
Successor Company—at December 31, 2005, December 31, 2004, as restated and August 23, 2004

• Consolidated Statements of Operations	63
Successor Company—for the Year ended December 31, 2005 and for the period from August 23, 2004 through December 31, 2004, as restated
Predecessor Company—for the period from January 1, 2004 through August 22, 2004 and for the Year Ended December 31, 2003

• Consolidated Statements of Stockholders’ Equity and Comprehensive Income	64
Successor Company—for the Year ended December 31, 2005 and for the period from August 23, 2004 through December 31, 2004 , as restated
Predecessor Company—for the period from January 1, 2004 through August 22, 2004 and for the Year Ended December 31, 2003

• Consolidated Statements of Cash Flows	65
Successor Company— for the Year ended December 31, 2005 and for the period from August 23, 2004 through December 31, 2004, as restated
Predecessor Company—for the period from January 1, 2004 through August 22, 2004 and for the Year Ended December 31, 2003

• Notes to Consolidated Financial Statements	66

2. Financial Statement Schedules

• Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Core-Mark Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of Core-Mark Holding Co., Inc. and Subsidiaries as of August 23, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for period from January 1, 2004 through August 22, 2004 and the year ended December 31, 2003. Our audits also include the financial statement schedule, Schedule II—Valuation and Qualifying Accounts for the period from January 1, 2004 through August 22, 2004 and the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core-Mark Holding Co., Inc. and Subsidiaries as of August 23, 2004, and the results of their operations and their cash flows for the period from January 1, 2004 through August 22, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the period from January 1, 2004 through August 22, 2004 and the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for District of Delaware confirmed the Third Amended and Revised Joint Plan of Reorganization of the Fleming Companies, Inc and its Subsidiaries (the “plan”) on July 27, 2004. Confirmation of the plan and the Company’s emergence from bankruptcy resulted in the discharge of claims against the Company that arose before April 1, 2003 as provided for in the plan. The plan was substantially consummated and the Company emerged from bankruptcy on August 23, 2004. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of August 23, 2004.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

September 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Core-Mark Holding Company, Inc. and its subsidiaries (Successor Company) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from August 23, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 59 presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2005 and for the period from August 23, 2004 to December 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries (the “plan”) on July 27, 2004. Confirmation of the plan resulted in discharge of all claims against the Company that arose before April 1, 2003 and substantially alters rights and interest of equity security holders as provided for in the plan. The plan was substantially consummated on August 23, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of August 23, 2004.

As discussed in Note 2 to the consolidated financial statements, the Successor Company has restated its consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 through December 31, 2004.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

April 13, 2006

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Successor Company
	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Assets
Current assets:
Cash and cash equivalents	$30.0	$26.2	$34.5
Restricted cash	10.8	12.1	26.6
Accounts receivable, net of allowance for doubtful accounts of $6.5, $7.5 and $7.0 respectively	128.6	133.9	137.1
Other receivables, net	27.2	34.1	53.9
Inventories, net	199.7	186.4	141.9
Deposits and prepayments	18.6	36.9	52.4

Total current assets	414.9	429.6	446.4

Property and equipment, net	40.9	41.3	38.0
Deferred income taxes	2.1	0.7	—
Other non-current assets, net	52.5	32.6	32.8

Total assets	$510.4	$504.2	$517.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46.3	$40.6	$19.8
Book overdrafts	20.2	20.7	15.7
Cigarette and tobacco taxes payable	64.0	49.0	51.8
Accrued liabilities	59.3	60.3	61.2
Income taxes payable	6.0	15.6	9.3
Deferred income taxes	13.3	14.4	21.6

Total current liabilities	209.1	200.6	179.4

Long-term debt, net	59.6	77.5	118.7
Other tax liabilities	3.9	1.8	—
Deferred income taxes	—	—	0.3
Claims liabilities, net of current portion	41.0	46.3	46.6
Pension liabilities	12.2	11.4	10.9

Total liabilities	325.8	337.6	355.9

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,809,929, 9,815,375 and 9,815,375 shares issued and outstanding at December 31, 2005, December 31, 2004 and August 23, 2004)	0.1	0.1	0.1
Additional paid-in capital	166.1	162.1	161.2
Retained earnings	19.6	5.3	—
Accumulated other comprehensive loss	(1.2)	(0.9)	—

Total stockholders’ equity	184.6	166.6	161.3

Total liabilities and stockholders’ equity	$510.4	$504.2	$517.2

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23 through December 31, 2004 (Restated)	Period from January 1 through August 22, 2004	Year ended December 31, 2003
Net sales (a)	$4,891.1	$1,549.3	$2,673.1	$4,324.3
Cost of goods sold (a) (b)	4,620.1	1,458.4	2,523.3	4,054.9

Gross profit	271.0	90.9	149.8	269.4

Warehousing and distribution expenses	135.7	42.6	78.7	130.2
Selling, general and administrative expenses	90.0	34.9	59.3	98.3
Amortization of intangible assets	1.3	0.4	—	1.7
Goodwill and asset impairment charges	—	—	—	291.4

Total operating expenses	227.0	77.9	138.0	521.6

Income (loss) from operations	44.0	13.0	11.8	(252.2)
Interest expense, net	10.0	4.8	4.4	5.4
Foreign currency transaction (gains) losses, net	0.9	(2.4)	—	—
Loss on early extinguishment of debt	6.2	—	—	—
Reorganization items, net	—	0.8	(70.0)	7.3
Amortization of debt issuance costs	1.0	0.4	—	—

Income (loss) from continuing operations before income taxes	25.9	9.4	77.4	(264.9)
Provision for income taxes from continuing operations	11.6	4.1	26.7	0.3

Income (loss) from continuing operations	14.3	5.3	50.7	(265.2)

Income (loss) from discontinued operations before income taxes	—	—	—	(4.6)
Provision (benefit) for income taxes from discontinued operations	—	—	—	(1.8)

Income (loss) from discontinued operations, net of tax	—	—	—	(2.8)

Net income (loss)	$14.3	$5.3	$50.7	$(268.0)

Basic income (loss) per common share:
Continuing operations	$1.46	$0.54	$5.17	$(27.06)
Discontinued operations	—	—	—	(0.29)

Net income (loss)	$1.46	$0.54	$5.17	$(27.35)

Diluted income (loss) per common share:
Continuing operations	$1.37	$0.54	$5.17	$(27.06)
Discontinued operations	—	—	—	(0.29)

Net income (loss)	$1.37	$0.54	$5.17	$(27.35)

Basic weighted average shares	9.8	9.8	9.8	9.8
Diluted weighted average shares	10.5	9.8	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $1,195.0, $367.8, $643.5, and $925.6 for the year ended December 31, 2005, for the periods August 23 through December 31, 2004, January 1 through August 22, 2004, and the year ended December 31, 2003, respectively.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $7.2, $1.5, $3.6, and $5.9, that have been included in warehousing and distribution expenses for the year ended December 31, 2005, for the periods August 23 through December 31, 2004, January 1 through August 22, 2004, and the year ended December 31, 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Predecessor Company
Balance, December 31, 2002	—	$—	$490.5	$23.0	$(1.2)	$512.3	$—
Net loss	—	—	—	(268.0)	—	(268.0)	(268.0)
Net distributions to Fleming Companies, Inc.	—	—	(28.5)	—	—	(28.5)	—
Minimum pension liability adjustment, net of taxes of $0.1	—	—	—	—	(0.1)	(0.1)	(0.1)
Foreign currency translation adjustment	—	—	—	—	3.0	3.0	3.0

Total comprehensive loss							$(265.1)

Balance, December 31, 2003	—	—	462.0	(245.0)	1.7	218.7
Net income	—	—	—	50.7	—	50.7	50.7
Net distributions to Fleming Companies, Inc.	—	—	55.0	—	—	55.0	—
Minimum pension liability adjustment, net of taxes of $0.7	—	—	—	—	(1.1)	(1.1)	(1.1)
Foreign currency translation adjustment	—	—	—	—	(0.5)	(0.5)	(0.5)

Total comprehensive income							$49.1

Balance prior to application of fresh-start accounting	—	—	517.0	(194.3)	0.1	322.8
Reorganization and fresh-start accounting adjustments (See Note 8— Reorganization Items, Net	9.8	0.1	(355.8)	194.3	(0.1)	(161.5)

Balance, August 23, 2004	9.8	$0.1	$161.2	$—	$—	$161.3

Successor Company
Balance, August 23, 2004	9.8	$0.1	$161.2	$—	$—	$161.3	$—
Net income, as restated	—	—	—	5.3	—	5.3	5.3
Amortization of deferred stock-based compensation	—	—	0.9	—	—	0.9	—
Minimum pension liability adjustment, net of taxes of $0.6	—	—	—	—	(0.9)	(0.9)	(0.9)
Foreign currency translation adjustment, as restated	—	—	—	—	—	—	—

Total comprehensive income							$4.4

Balance, December 31, 2004, as restated	9.8	0.1	162.1	5.3	(0.9)	166.6	—
Net income,	—	—	—	14.3	—	14.3	14.3
Amortization of deferred stock based compensation	—	—	4.0	—	—	4.0	—
Minimum pension liability adjustment, net of taxes of $0.3	—	—	—	—	(0.4)	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1	0.1

Total comprehensive income							$14.0

Balance, December 31, 2005	9.8	$0.1	$166.1	$19.6	$(1.2)	$184.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23 through December 31, 2004 (Restated)	Period from January 1 through August 22, 2004	Year ended December 31, 2003

Cash flows from operating activities:
Net income (loss)	$14.3	$5.3	$50.7	$(268.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
LIFO and inventory reserves	7.5	1.9	2.7	(2.1)
Fresh-start accounting adjustments, net	—	—	(81.3)	—
Amortization of stock-based compensation expense	4.0	0.9	—	—
Allowance for doubtful accounts	(0.3)	1.4	5.7	3.4
Depreciation and amortization	13.5	4.7	7.0	9.9
Loss on early extinguishment of debt	4.4
Impairment of goodwill and other long-lived assets	—	—	—	291.4
Foreign currency transaction (gains) losses, net	0.9	(2.4)	—	—
Deferred income taxes	(2.7)	(7.2)	21.7	(16.4)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	1.7	14.5	(6.7)	(19.8)
Accounts receivable	5.1	1.1	(6.4)	39.1
Other receivables	8.3	18.5	9.7	(29.5)
Inventories	(19.5)	(48.4)	47.8	21.6
Deposits, prepayments and other non-current assets	(6.1)	13.8	(22.8)	(18.2)
Accounts payable	4.4	18.9	11.2	(81.0)
Cigarette and tobacco taxes payable	13.6	0.2	(1.1)	(18.3)
Liabilities subject to compromise	—	—	(55.6)	121.6
Pension, claims and other accrued liabilities and income taxes payable	(13.9)	8.7	(7.4)	19.7

Net cash provided by (used in) operating activities	35.2	31.9	(24.8)	53.4

Cash flows from investing activities:
Additions to property and equipment, net	(6.6)	(5.7)	(6.4)	(8.4)

Net cash used in investing activities	(6.6)	(5.7)	(6.4)	(8.4)

Cash flows from financing activities:
Proceeds from emergence financing	—	—	120.5	—
Net cash distributed to Trusts upon emergence	—	—	(139.6)	—
Net capital distributions from (to) Fleming	—	—	55.0	(28.5)
Borrowing under revolving line of credit	86.5	—	—	—
Repayments under revolving line of credit	(71.9)	(41.4)	—	—
Principal payments on long-term debt	(35.5)	—	—	—
Changes in debt issuance costs	(2.1)	—	(3.8)	—
Increase (decrease) book overdrafts	(0.5)	5.0	3.0	(16.4)

Net cash (used in) provided by financing activities	(23.5)	(36.4)	35.1	(44.9)

Effects of changes in foreign exchange rates	(1.3)	1.9	(0.5)	5.1

(Decrease) increase in cash and cash equivalents	3.8	(8.3)	3.4	5.2
Cash and cash equivalents, beginning period	26.2	34.5	31.1	25.9

Cash and cash equivalents, end of period	$30.0	$26.2	$34.5	$31.1

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$21.4	$4.0	$—	$—
Interest	$10.8	$1.7	$—	$2.3
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$—	$0.5	$1.6	$2.0
Pre-petition claim payments	$—	$—	$54.9	$—
Non-cash transactions	$—	$—	$1.6	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary Company Information and Emergence from Bankruptcy

Nature of Operations

Core-Mark is a broad-line, full service wholesale distributor of packaged consumer products to the convenience retail industry in the United States and Canada, with revenues generated from the sale of cigarettes, tobacco products, candy, food, health and beauty aids and other general merchandise. The Company’s principal customers include traditional convenience stores, grocery stores, drug stores, and liquor stores. Core-Mark’s origin dates back to 1888, when Glaser Bros., a family owned and operated candy and tobacco distribution business, was founded in San Francisco.

Chapter 11 Filing by Fleming Companies, Inc.

In June 2002, Fleming acquired Core-Mark International, Inc., or CMI. At the time of acquisition, CMI distributed products to convenience stores and other retailers in the Western United States and Canada from a network of 20 distribution centers. In addition to Fleming’s other operations, Fleming owned and operated seven convenience store distribution centers in the Eastern and Midwestern United States. After the acquisition of CMI by Fleming, CMI’s management continued to operate CMI’s convenience distribution business and began integrating Fleming’s convenience distribution centers into its operations. Minter-Weisman Company (Minter-Weisman) and Head Distributing Company (Head Distributing), two subsidiaries of Fleming, became subsidiaries of CMI in December 2002 as part of such integration.

Fleming Bankruptcy. On April 1, 2003 (the Petition Date), Fleming filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the state of Delaware. During the bankruptcy proceedings, Fleming and its subsidiaries, including CMI and its subsidiaries (collectively, the Debtors) continued to operate the business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code.

Core-Mark Holding Company, Inc. (Core-Mark Holding), was incorporated on August 20, 2004 as a holding company for Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., CMI and CMI’s wholly-owned subsidiaries (collectively, Core-Mark or the Company) pursuant to a plan of reorganization following a bankruptcy petition by the Company’s former parent, Fleming Companies, Inc. (Fleming), as described below.

Emergence of Core-Mark Holding Company, Inc.

Core-Mark Emerges from the Reorganization as a Separate Entity. On July 27, 2004 (the Confirmation Date), the bankruptcy court confirmed Fleming’s Plan of Reorganization, as amended and revised (the Plan). The Plan provided for the reorganization of the Debtors with CMI surviving as an operating entity. Pursuant to the Plan, certain creditors formed Core-Mark Holding, Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc. and Core-Mark Holding III, Inc. Core-Mark Holdings I, Inc., and Core-Mark Holdings II, Inc. each own 50% of Core-Mark Holdings III, Inc. On August 23, 2004 (the Effective Date), the Plan was declared effective by the bankruptcy court and Core-Mark emerged from bankruptcy. Upon emergence, Fleming transferred its interest in CMI to Core-Mark Holdings III, Inc., making CMI a wholly-owned subsidiary of Core-Mark Holdings III, Inc., and transferred all of the remaining assets of one of its wholly-owned convenience store distribution centers to a subsidiary of CMI. Upon emergence from the Fleming bankruptcy, Core-Mark reflected the terms of the Plan in its consolidated financial statements applying the terms of the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) with respect to financial reporting upon emergence from bankruptcy.

All financial information prior to August 23, 2004 is identified as relating to the Predecessor Company. All financial information after August 22, 2004 relates to the Successor Company (See Note 3—Summary of Significant Accounting Policies).

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposition of the Creditors and Equity Holders of the Fleming Companies, Pursuant to the Plan of Reorganization. Three categories of claimants with the following claim disposition terms were established pursuant to the Plan. The Fleming equity holders received no distribution and their interests were canceled. Administrative and priority tax claimants and debtor-in-possession lenders were to be paid in full. Other claimants are served by two special-purpose trusts: the Reclamation Creditors Trust (RCT) and the Post Confirmation Trust (PCT), which together we refer to as the Trusts, as described below. The assets and liabilities of the Debtors remaining after the formation of Core-Mark were transferred into the Trusts. At their inception, the total assets of the Trusts were designed and estimated to be in excess of the total liabilities owed to their claimants. The RCT serves the trade lien vendor (TLV) and non-trade lien vendor (non-TLV) claimants and is responsible for pursuing and liquidating the assigned RCT assets in order to satisfy claims from holders who have asserted that their claims have been granted priority and/or are secured by a lien (See terms of claim disposition at Reclamation’s Creditor Trust, below). The PCT serves the Class 6(A) and Class 6(B) claimants and is responsible for liquidating the assigned PCT assets, issuing the Company’s common stock and common stock warrants, and reconciling and settling claims against Fleming and Core-Mark (See terms of claim disposition at Post Confirmation Trust, below).

Pursuant to the Plan, the Debtors, including principally Core-Mark, contributed $122 million in cash to the PCT. The Company entered into a revolving credit agreement and Tranche B Note Agreement to fund its cash payment to the PCT (See Note 7—Long-term Debt to the consolidated financial statements).

Under Chapter 11 of the United States Bankruptcy Code, actions by creditors to collect indebtedness owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations were not enforced against the Debtors. The Company received approval from the bankruptcy court to pay specific pre-petition liabilities, including taxes, employee salaries and wages, benefits and other employee obligations. The restructuring of the Company’s capital structure and resulting discharge of pre-petition debt resulted in a net gain of $66.1 million.

Core-Mark Capitalization.

Common Stock

Core-Mark Holding was incorporated on August 20, 2004. The authorized capital stock of Core-Mark Holding consists of 50 million shares of common stock, with a par value of $0.01 per share. Core-Mark Holding transferred 9,800,000 shares of common stock to Fleming in exchange for the stock of Core-Mark International and its subsidiaries. Under the Plan of Reorganization, Fleming distributed this common stock to its creditors as instructed by the PCT in settlement of pre-petition claims. The Company determined that $3.2 million in estimated fair value of the common stock to be disbursed by the PCT should be recorded as a reduction to the gain on discharge of liabilities subject to compromise upon emergence.

Warrants

On August 23, 2004, pursuant to the Plan, Core-Mark issued warrants to purchase an aggregate of 990,616 shares of common stock. The warrants were transferred by Core-Mark to the PCT and the warrants were distributed by the PCT to creditors (Class 6(B) claimants) in partial settlement of their pre-petition liabilities. The warrants have an exercise price of $20.925 per share, with a seven-year term and were issued to the PCT for the benefit of former holders of Fleming senior subordinated notes. The warrants were valued at $4.6 million and were recorded as additional paid-in capital upon emergence. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: a term of seven years, a risk free interest rate of 3.85%, expected volatility of 30%, and an expected dividend yield of zero.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 23, 2004, Core-Mark issued additional warrants, pursuant to the Plan, to purchase an aggregate of 247,654 shares of common stock to holders of the Tranche B Notes. The warrants have an exercise price of $15.50 per share, the fair value of our common stock as determined pursuant to the Plan, and a seven-year term. The warrants were valued at $1.4 million, based on the fair value of our common stock of $15.50, pursuant to the Plan. They were recorded as a discount on debt and are being amortized into interest expense over the original five- year term of the Tranche B notes using the effective interest rate method. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: a term of seven years, a risk free interest rate of 3.85%, expected volatility of 30%, and an expected dividend yield of zero.

Stock-Based Compensation Plans

Pursuant to the Plan, on the Effective Date the Company established a stock-based compensation plan with two components consisting of 1,114,444 options to purchase common stock and 200,000 restricted shares of common stock reserved for grants to management. The stock options have exercise price of $15.50 per share based on the fair value of our common stock pursuant to the Plan. The options and restricted shares vest over three years and have a seven year term (See Note 13—Stock Based-Compensation Plans to the consolidated financial statements). Non-employee members of our board of directors also received options to purchase an aggregate of 30,000 shares of our common stock under our 2004 Directors Equity Incentive Plan.

In 2005, the Company established two additional stock-based compensation plans: (1) the 2005 Directors’ Equity Incentive Plan (2005 Directors LTIP) which granted 15,000 non-qualified options to non-employee directors at an exercise price of $27.03 based on the average “Pink Sheets” trading price of the Company’s common stock over the twenty trading days ending two trading days before the date of grant, (2) the 2005 Long-Term Incentive Plan (2005 LTIP) established a number of shares of common stock available for issue based on a value of $5.5 million divided by the average closing price over the eleventh through twentieth trading days following the date that the Company’s stock became listed on the NASDAQ National Market. In February 2005, the Company approved a grant of restricted stock units having a value of approximately $5.0 million. The closing price was established in December 2005 at $32.201. (See Note 13—Stock Based-Compensation Plans to the consolidated financial statements).

Special Purpose Trusts and Guarantees by Core-Mark

Post Confirmation Trust

Pursuant to the Plan, the PCT was established and charged with administering certain post-confirmation responsibilities under the Plan, including, but not limited to, liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims, each as allocated between the PCT and the RCT pursuant to the Plan. The liabilities of the PCT include tax and other statutory related claims, professional fees, reserves, general unsecured claims and certain administrative claims that were not satisfied on the Effective Date of the Plan. The assets of the PCT include cash, trade account receivables, certain royalty payments receivable related to the sale of Fleming’s wholesale operations, litigation claims receivable, certain RCT assets assigned to the PCT and Fleming’s remaining assets which were transferred to the PCT upon Core-Mark’s emergence from bankruptcy, as described in the Plan.

At the inception of the PCT its total assets were estimated to be approximately $180 million and total liabilities were estimated to be approximately $145 million, including approximately $52 million in certain non-professional fee administrative claims. These estimates were based on financial projections prepared by an independent restructuring firm hired by Fleming, and on an evaluation of the accounts and records of Fleming, and were included in Fleming’s disclosure statement and the Plan as filed with the bankruptcy court. Under the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the Plan, Core-Mark guarantees all PCT liabilities with respect to administrative claims in excess of $56 million. Core-Mark’s guarantee in connection with the PCT is related solely to the administrative claims portion of the trust. The beneficiaries of the PCT are certain unsecured creditors, the RCT and Core-Mark, as set forth in the Plan (See Note 10—Commitments and Contingencies to the consolidated financial statements).

Reclamation Creditors’ Trust

Pursuant to the Plan, the RCT was established to administer certain post-confirmation responsibilities under the Plan, including, but not limited to, the pursuit and collection of RCT assets and the payment of reclamation claims. To facilitate the claims reconciliation process, the PCT provides professional staff and employees of the PCT, computer systems, data bases and other relevant information to the RCT. The RCT reimburses the PCT for direct costs and an allocation of indirect costs for such staff, employees, data bases and other information subject to certain limitations as set forth in the Plan. The assets of the RCT included approximately $6 million in cash at inception and certain of the assets of the Debtors including vendor deductions, disputed payments, preference claims, causes of action and other rights of the Debtors against the reclamation creditors, as described in the Plan.

At its inception, the total assets of the RCT were estimated to be approximately $140 million and total liabilities were estimated to be approximately $120 million. These estimates were based on financial projections prepared by Fleming’s independent restructuring firm, based on an evaluation of the accounts and records of Fleming, and were included in Fleming’s disclosure statement and the Plan as filed with the bankruptcy court. The TLV creditors are the primary beneficiaries of the RCT and their claims are entitled to be settled in full before any payments are made to the non-TLV creditors. In the event that the assets of the trust are inadequate to satisfy all of the allowed TLV claims, Core-Mark must pay such claims in full plus any accrued interest pursuant to certain guarantees under the Plan. In addition, Core-Mark guarantees all eligible but unpaid non-TLV claims up to a maximum of $15 million. For each dollar of excess assets transferred from the PCT to the RCT in excess of $10 million, the Core-Mark non-TLV guarantee is reduced by 50% of that amount transferred.

In July 2005, the Company conducted an analysis of the guarantees under Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Based on the estimates provided by the Trusts and the Company’s analysis the assets of the Trusts are sufficient to satisfy the claims against it; therefore, the Company believed that the fair value of its guarantee liability as of August 23, 2004 and December 31, 2004 was not significant. As of the year ended December 31, 2005, the Company received additional advice from the trusts indicating that the value of the trust assets was in excess of the amount of the trust guarantees, therefore and in accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of December 31, 2005 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantees. (See Note 10—Commitments and Contingencies to the consolidated financial statements).

2.    Restatements of Financial Statements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that the audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and the unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in the Company’s registration statement on Form 10, and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 included in the Company’s Form 10-Q for the third quarter of 2005, should no longer be relied upon because of errors in those financial statements relating to the accounting of foreign currency

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translation adjustments related to intercompany balances. Specifically, management determined that foreign currency translation adjustments related to intercompany balances of the Company’s Canadian branch were incorrectly recorded as a component of comprehensive income directly to stockholders’ equity. These intercompany balances were incorrectly thought to be of a permanent nature. Because such intercompany balances post-emergence were not permanent in nature and were fluctuating throughout the period, the foreign exchange gains or losses should have been recorded as a gain (or loss) within the income statement. Accordingly, the Company is restating its financial statements for such periods to correct the above error and to correct the additional errors discussed below.

In connection with this restatement, the Company also corrected an approximately $0.4 million inventory undervaluation error (and a corresponding overstatement of cost of goods sold) in the financial statements for the period from August 23, 2004 through December 31, 2004 and a related $0.4 million overvaluation error (and a corresponding understatement of cost of goods sold) in the financial statements for the six months ended June 30, 2005 (unaudited) and for the nine months ended September 30, 2005 (unaudited). Additionally, the restatement reflects adjustments for the period from August 23, 2004 through December 31, 2004 to correct estimation errors and to correct errors in certain balance sheet classifications. The correction of the estimation errors resulted in a $0.1 million decrease in cost of goods sold and a $0.2 million decrease in selling, general and administrative expenses for the period from August 23, 2004 through December 31, 2004, and a corresponding $0.1 million increase in cost of goods sold and $0.2 million increase in selling, general and administrative expenses for the six months ended June 30, 2005 (unaudited) and nine months ended September 30, 2005 (unaudited). In addition, diluted earnings per share for the three months ended September 30, 2005 (unaudited) decreased from $0.09 to $0.08 as a result of a change in the method of calculating diluted earnings per share. Previously, we calculate diluted earning per share by dividing net income expressed in millions by fully diluted shares. As restated, diluted earnings per share are calculated by dividing net income expressed in dollars by fully diluted shares.

The correction of the error relating to the accounting of foreign currency translation adjustments had the effect of increasing (decreasing) income from continuing operations before taxes, net income and diluted earnings per share by $2.4 million, $1.5 million and $0.15, respectively for the period August 23 through December 31, 2004, by $(0.6) million, $(0.3) million and $(0.03), respectively, for the six months ended June 30, 2005 (unaudited), and by $(0.6) million, $(0.3) million and $(0.03), respectively, for the nine months ended September 30, 2005 (unaudited).

The aggregate effect of correcting the accounting errors described above was as follows:

For the period from August 23, 2004 through December 31, 2004, income from continuing operations before taxes increased by $3.1 million, net income after taxes increased by $1.9 million and diluted earnings per share increased $0.19. For the nine months ending September 30, 2005 (unaudited), income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.07. For the six months ending June 30, 2005 (unaudited), income from continuing operations before taxes decreased $1.3 million, net income after taxes decreased $0.8 million and diluted earnings per share decreased $0.06. There was no impact to income from continuing operations or net income for the three months ended September 30, 2005 (unaudited), however, diluted earnings per share decreased by $0.01 from $0.09 to $0.08 as a result of the change in the method of calculating diluted earnings per share.

Unless otherwise noted, all financial information set forth below reflects the restatement of the Company’s financial statements for the first three quarters of fiscal year 2005 (unaudited) and for the period from August 23 through December 31, 2004. Although the financial statements for the third quarter of 2005 are being restated, the restatement impacts only the nine month period ended September 30, 2005 (unaudited) included in such financial statements and no adjustment is being made to the three month period ended September 30, 2005

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited). For information concerning the restatement of the quarterly results of operations see Note 15—Quarterly Financial Data (unaudited).

CONSOLIDATED BALANCE SHEET CHANGES

(In millions except share data)

	September 30, 2005 (Unaudited)
	As filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$30.4	$—	$30.4
Restricted cash	12.2	—	12.2
Accounts receivable, net of allowance for doubtful accounts of $6.7	141.5	1.8	143.3
Other receivables, net	22.3	0.9	23.2
Inventories, net	155.4	—	155.4
Deposits and prepayments	38.4	(2.4)	36.0

Total current assets	400.2	0.3	400.5
Property and equipment, net	38.7	—	38.7
Deferred income taxes	3.3	—	3.3
Other non-current assets, net	33.1	1.7	34.8

Total assets	$475.3	$2.0	$477.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42.2	$2.0	$44.2
Book overdrafts	21.5	—	21.5
Cigarette and tobacco taxes payable	61.5	—	61.5
Accrued liabilities	60.2	—	60.2
Income taxes payable	2.8	0.7	3.5
Deferred income taxes	13.7	—	13.7

Total current liabilities	201.9	2.7	204.6
Long-term debt, net	35.6	—	35.6
Other tax liabilities	1.8	—	1.8
Claims liabilities, net of current portion	48.1	—	48.1
Pension liabilities	11.4	—	11.4

Total liabilities	298.8	2.7	301.5

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,808,542 shares issued and outstanding at September 30, 2005)	0.1	—	0.1
Additional paid-in capital	165.1	—	165.1
Retained earnings	10.1	1.1	11.2
Accumulated other comprehensive income	1.2	(1.8)	(0.6)

Total stockholders’ equity	176.5	(0.7)	175.8

Total liabilities and stockholders’ equity	$475.3	$2.0	$477.3

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET CHANGES

(In millions except share data)

	June 30, 2005 (Unaudited)
	As Filed in Form 10/A on October 21, 2005	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$35.5	$—	$35.5
Restricted cash	13.2	—	13.2
Accounts receivable, net of allowance for doubtful accounts of $7.1	146.3	1.6	147.9
Other receivables, net	24.0	1.4	25.4
Inventories, net	184.0	—	184.0
Deposits and prepayments	44.1	(2.0)	42.1

Total current assets	447.1	1.0	448.1
Property and equipment, net	40.1	—	40.1
Deferred income taxes	1.4	—	1.4
Other non-current assets, net	32.8	1.3	34.1

Total assets	$521.4	$2.3	$523.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.3	$2.3	$49.6
Book overdrafts	18.9	—	18.9
Cigarette and tobacco taxes payable	58.0	—	58.0
Accrued liabilities	63.9	—	63.9
Income taxes payable	7.9	0.7	8.6
Deferred income taxes	14.0	—	14.0

Total current liabilities	210.0	3.0	213.0
Long-term debt, net	77.1	—	77.1
Other tax liabilities	1.0	—	1.0
Claims liabilities, net of current portion	47.5	—	47.5
Pension liabilities	11.4	—	11.4

Total liabilities	347.0	3.0	350.0

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,815,375 shares issued and outstanding at June 30, 2005)	0.1	—	0.1
Additional paid-in capital	164.1	—	164.1
Retained earnings	9.2	1.1	10.3
Accumulated other comprehensive income	1.0	(1.8)	(0.8)

Total stockholders’ equity	174.4	(0.7)	173.7

Total liabilities and stockholders’ equity	$521.4	$2.3	$523.7

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET CHANGES

(In millions except share data)

	December 31, 2004
	As Filed in Form 10/A on October 21, 2005	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$26.2	$—	$26.2
Restricted cash	12.1	—	12.1
Accounts receivable, net of allowance for doubtful accounts of $7.7	131.7	2.2	133.9
Other receivables, net	34.8	(0.7)	34.1
Inventories, net	186.3	0.1	186.4
Deposits and prepayments	38.7	(1.8)	36.9

Total current assets	429.8	(0.2)	429.6
Property and equipment, net	41.3	—	41.3
Deferred income taxes	0.7	—	0.7
Other non-current assets, net	31.8	0.8	32.6

Total assets	$503.6	$0.6	$504.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40.5	$0.1	$40.6
Book overdrafts	20.7	—	20.7
Cigarette and tobacco taxes payable	49.0	—	49.0
Accrued liabilities	60.5	(0.2)	60.3
Income taxes payable	14.4	1.2	15.6
Deferred income taxes	14.4	—	14.4

Total current liabilities	199.5	1.1	200.6
Long-term debt, net	77.5	—	77.5
Other tax liabilities	1.8	—	1.8
Claims liabilities, net of current portion	46.3	—	46.3
Pension liabilities	11.4	—	11.4

Total liabilities	336.5	1.1	337.6

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,815,375 shares issued and outstanding at December 31, 2004)	0.1	—	0.1
Additional paid-in capital	162.1	—	162.1
Retained earnings	3.4	1.9	5.3
Accumulated other comprehensive income	1.5	(2.4)	(0.9)

Total stockholders’ equity	167.1	(0.5)	166.6

Total liabilities and stockholders’ equity	$503.6	$0.6	$504.2

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS CHANGES

(In millions, except per share data)

	Period from August 23 through December 31, 2004
	As Filed in Form 10/A on October 21, 2005	Adjustments	As Restated
Net sales (a)	$1,549.3	$—	$1,549.3
Cost of goods sold (a) (b)	1,458.9	(0.5)	1,458.4

Gross profit	90.4	0.5	90.9

Warehousing and distribution expenses	42.6	—	42.6
Selling, general and administrative expenses	35.1	(0.2)	34.9
Amortization of intangible assets	0.4	—	0.4
Goodwill and asset impairment charges	—	—	—

Total operating expenses	78.1	(0.2)	77.9

Income from operations	12.3	0.7	13.0
Interest expense, net	4.8	—	4.8
Foreign currency transaction (gains) losses, net	—	(2.4)	(2.4)
Reorganization items, net	0.8	—	0.8
Amortization of debt issuance costs	0.4	—	0.4

Income from operations before income taxes	6.3	3.1	9.4
Provision for income taxes	2.9	1.2	4.1

Net income	$3.4	$1.9	$5.3

Basic income per common share:
Net income	$0.35	$0.19	$0.54

Diluted income per common share:
Net income	$0.35	$0.19	$0.54

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	9.8	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $367.8 for the period August 23 through December 31, 2004.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $1.5 that has been included in warehousing and distribution expenses for the period August 23 through December 31, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS CHANGES

(In millions, except per share data)

	Six months ended June 30, 2005 (Unaudited)
	As Filed in Form 10/A on October 21, 2005	Adjustments	As Restated
Net sales (a)	$2,347.9	$—	$2,347.9
Cost of goods sold (a) (b)	2,212.0	0.5	2,212.5

Gross profit	135.9	(0.5)	135.4

Warehousing and distribution expenses	65.4	—	65.4
Selling, general and administrative expenses	53.0	0.2	53.2
Amortization of intangible assets	0.5	—	0.5
Goodwill and asset impairment charges	—	—	—

Total operating expenses	118.9	0.2	119.1

Income from operations	17.0	(0.7)	16.3
Interest expense, net	6.2	—	6.2
Foreign currency transaction (gains) losses, net	—	0.6	0.6
Amortization of debt issuance costs	0.5	—	0.5

Income (loss) from operations before income taxes	10.3	(1.3)	9.0
Provision for income taxes	4.5	(0.5)	4.0

Net income (loss)	$5.8	$(0.8)	$5.0

Basic income (loss) per common share:
Net income (loss)	$0.59	$(0.07)	$0.52

Diluted income (loss) per common share:
Net income (loss)	$0.56	$(0.06)	$0.50

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.4	10.4	10.4

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $562.7 for the six months ended June 30, 2005.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $3.0 that has been included in warehousing and distribution expenses for the six months ended June 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS CHANGES

(In millions, except per share data)

	Nine months ended September 30, 2005 (Unaudited)
	As Filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Net sales (a)	$3,681.2	$—	$3,681.2
Cost of goods sold (a) (b)	3,474.4	0.5	3,474.9

Gross profit	206.8	(0.5)	206.3

Warehousing and distribution expenses	102.5	—	102.5
Selling, general and administrative expenses	78.2	0.2	78.4
Amortization of intangible assets	0.9	—	0.9

Total operating expenses	181.6	0.2	181.8

Income from operations	25.2	(0.7)	24.5
Interest expense, net	9.5	—	9.5
Loss on early extinguishment of debt	2.6		2.6
Foreign currency transaction (gains) losses, net	—	0.6	0.6
Amortization of debt issuance costs	0.9	—	0.9

Income (loss) from operations before income taxes	12.2	(1.3)	10.9
Provision for income taxes	5.5	(0.5)	5.0

Net income (loss)	$6.7	$(0.8)	$5.9

Basic income (loss) per common shares
Net income (loss)	$0.68	$(0.07)	$0.61

Diluted income (loss) per common share:
Net income (loss)	$0.64	$(0.07)	$0.57

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.4	10.4	10.4

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $891.4 for the nine months ended September 30, 2005.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $5.8 that has been included in warehousing and distribution expenses for the nine months ended September 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Nine months ended September 30, 2005 (Unaudited)
	As filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$6.7	$(0.8)	$5.9
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	5.0	—	5.0
Amortization of stock-based compensation expense	3.0	—	3.0
Allowance for doubtful accounts	0.6	—	0.6
Depreciation and amortization	11.7	—	11.7
Loss on early extinguishment of debt	2.3	—	2.3
Foreign currency transactions (gains) losses, net	—	0.6	0.6
Deferred income taxes	(3.5)	—	(3.5)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(0.1)	—	(0.1)
Accounts receivable	(9.7)	0.4	(9.3)
Other receivables	12.7	(1.6)	11.1
Inventories	26.2	0.1	26.3
Deposits, prepayments and other non-current assets	(5.1)	(0.3)	(5.4)
Accounts payable	1.2	1.9	3.1
Cigarette and tobacco taxes payable	11.1	—	11.1
Pension, claims and other accrued liabilities and income taxes payable	(10.4)	(0.3)	(10.7)

Net cash provided by operating activities	51.7	—	51.7

Cash flows from investing activities:
Additions to property and equipment, net	(4.2)	—	(4.2)

Net cash used in investing activities	(4.2)	—	(4.2)

Cash flows from financing activities:
Borrowings under revolving line of credit	18.7	—	18.7
Repayments under revolving line of credit	(28.0)	—	(28.0)
Principal payments on long-term debt	(35.5)	—	(35.5)
Increase in book overdrafts	0.8	—	0.8

Net cash used in financing activities	(44.0)	—	(44.0)

Effects of changes in foreign exchange rates	0.7	—	0.7

Increase in cash and cash equivalents	4.2	—	4.2
Cash and cash equivalents, beginning period	26.2	—	26.2

Cash and cash equivalents, end of period	$30.4	—	$30.4

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$20.7	$—	$20.7
Interest	$9.4	$—	$9.4

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Six months ended June 30, 2005 (Unaudited)
	As filed in Form 10/A on October 21, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$5.8	$(0.8)	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	3.2	—	3.2
Amortization of stock-based compensation expense	2.0	—	2.0
Allowance for doubtful accounts	(0.6)	—	(0.6)
Depreciation and amortization	7.2	—	7.2
Foreign currency transactions (gains) losses, net	—	0.6	0.6
Deferred income taxes	(1.1)	—	(1.1)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1.1)	—	(1.1)
Accounts receivable	(13.7)	0.6	(13.1)
Other receivables	10.8	(2.1)	8.7
Inventories	(0.5)	0.1	(0.4)
Deposits, prepayments and other non-current assets	(8.7)	(0.3)	(9.0)
Accounts payable	6.7	2.2	8.9
Cigarette and tobacco taxes payable	8.5	—	8.5
Pension, claims and other accrued liabilities and income taxes payable	(2.9)	(0.3)	(3.2)

Net cash provided by operating activities	15.6	—	15.6

Cash flows from investing activities:
Additions to property and equipment, net	(3.4)	—	(3.4)

Net cash used in investing activities	(3.4)	—	(3.4)

Cash flows from financing activities:
Borrowings under revolving line of credit	14.3	—	14.3
Principal payments on long-term debt	(15.0)	—	(15.0)
Decrease in book overdrafts	(1.7)	—	(1.7)

Net cash used in financing activities	(2.4)		(2.4)

Effects of changes in foreign exchange rates	(0.5)		(0.5)

Increase in cash and cash equivalents	9.3	—	9.3
Cash and cash equivalents, beginning period	26.2	—	26.2

Cash and cash equivalents, end of period	$35.5	—	$35.5

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$12.3	$—	$12.3
Interest	$0.1	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Period from August 23 through December 31, 2004
	As filed in Form 10/A on October 21, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$3.4	$1.9	$5.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	1.9	—	1.9
Amortization of stock-based compensation expense	0.9	—	0.9
Allowance for doubtful accounts	1.4	—	1.4
Depreciation and amortization	4.7	—	4.7
Foreign currency transactions (gains) losses, net	—	(2.4)	(2.4)
Deferred income taxes	(7.2)	—	(7.2)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	14.5	—	14.5
Accounts receivable	3.3	(2.2)	1.1
Other receivables	17.8	0.7	18.5
Inventories	(48.3)	(0.1)	(48.4)
Deposits, prepayments and other non-current assets	12.8	1.0	13.8
Accounts payable	18.8	0.1	18.9
Cigarette and tobacco taxes payable	0.2	—	0.2
Pension, claims and other accrued liabilities and income taxes payable	7.7	1.0	8.7

Net cash provided by operating activities	31.9	—	31.9

Cash flows from investing activities:
Additions to property and equipment, net	(5.7)	—	(5.7)

Net cash used in investing activities	(5.7)	—	(5.7)

Cash flows from financing activities:
Repayments under revolving line of credit	(41.4)	—	(41.4)
Increase in book overdrafts	5.0	—	5.0

Net cash used in financing activities	(36.4)		(36.4)

Effects of changes in foreign exchange rates	1.9		1.9

Decrease in cash and cash equivalents	(8.3)	—	(8.3)
Cash and cash equivalents, beginning period	34.5	—	34.5

Cash and cash equivalents, end of period	$26.2	—	$26.2

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$4.0	$—	$4.0
Interest	$1.7	$—	$1.7
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$0.5	$—	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Period from August 23 through September 30, 2004 (Unaudited)
	As filed in Form 10Q on November 30, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1.6	$0.4	$2.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	0.5	—	0.5
Amortization of stock-based compensation expense	0.2	—	0.2
Allowance for doubtful accounts	0.4	—	0.4
Depreciation and amortization	1.4	—	1.4
Foreign currency transactions (gains) losses, net	—	(0.7)	(0.7)
Deferred income taxes	(0.3)	—	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	6.4	—	6.4
Accounts receivable	1.4	—	1.4
Other receivables	19.0	—	19.0
Inventories	2.2	—	2.2
Deposits, prepayments and other non-current assets	4.2	—	4.2
Accounts payable	1.4	—	1.4
Cigarette and tobacco taxes payable	(5.9)	—	(5.9)
Pension, claims and other accrued liabilities and income taxes payable	3.9	0.3	4.2

Net cash provided by operating activities	36.4	—	36.4

Cash flows from investing activities:
Additions to property and equipment, net	(0.2)	—	(0.2)

Net cash used in investing activities	(0.2)	—	(0.2)

Cash flows from financing activities:
Repayments under revolving line of credit	(36.6)	—	(36.6)
Decrease in book overdrafts	(1.8)	—	(1.8)

Net cash used in financing activities	(38.4)		(38.4)

Effects of changes in foreign exchange rates	0.7		0.7

Decrease in cash and cash equivalents	(1.5)	—	(1.5)
Cash and cash equivalents, beginning period	34.5	—	34.5

Cash and cash equivalents, end of period	$33.0	—	$33.0

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0.3	$—	$0.3
Interest	$0.4	$—	$0.4
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$0.1	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Core-Mark have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and reflect the results of operations, financial position, and cash flows of the Company and its subsidiaries.

Principles of Consolidation

The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated.

The Company also evaluates its relationships with variable interest entities in which it may not have a majority or voting interest but with which it may be required to consolidate because it is deemed to be the primary beneficiary of that entity. As of December 31, 2005, the Company’s exposure to expected losses or residual returns from such variable interest entities was not significant.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers the allowance for doubtful accounts, the allowance related to other receivables, inventory reserves, fresh-start valuations, recoverability of goodwill and other long-lived assets, carve-out expense allocations, trust guarantees, the realizability of deferred income taxes, pension benefits and self-insurance reserves, and the fair value of the Company’s common stock and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Foreign Currency Translation

The assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated at exchange rates in effect at period-end. Income and expenses are translated at average rates for the period. Adjustments resulting from such translation are presented as foreign currency translation adjustments and are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company recognizes the gain or loss on foreign currency exchange transactions in the consolidated statement of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by Canadian provincial taxing authorities. As of December 31, 2005, December 31, 2004 and August, 23, 2004, the Company included in cash book overdrafts of $20.2 million, $20.7 million and $15.7 million, respectively, reflecting issued checks that have not cleared through its banking system in the ordinary course of business, in

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts payable. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under its line of credit.

Financial Instruments

The carrying amount for the Company’s cash, cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s long-term debt approximates fair value based on the Company’s best estimate of interest rates that would be available to the Company for similar debt obligations. The carrying amount of the Company’s variable rate debt approximates fair value due to the variable nature of interest rates.

Risks and Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument. The Company pursues amounts and allowances due from its vendors, and in the normal course of business, is often allowed to deduct these amounts and allowances from payments made by the Company to such vendors.

A credit review is completed for new customers and ongoing credit evaluations of customer’s financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. The Company has no individual customers that account for more than 10% of its total sales. The Company has no individual customers that account for more than 10% of its total accounts receivable. However, some of our distribution centers are dependent on relationships with a single customer or a few large customers.

The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. For the years ended December 31, 2005 and December 31, 2004, respectively, cigarette product purchases were approximately 26% and 25% from Philip Morris USA, Inc. and approximately 15% and 16% from R.J. Reynolds Tobacco Company.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of trade receivables from customers. The Company evaluates the collectibility of accounts receivable and determines the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

Other Receivables

Other receivables consist primarily of amounts due from vendors for promotional allowances and other incentive programs, which are accrued as earned, as well as net vendor receivables relating to vendor deductions and disputed payments arising after the Petition Date. The Company evaluates the collectibility of amounts due from vendors and determines the appropriate allowance for doubtful accounts due from vendors based on historical experience and on a review of specific amounts outstanding. A significant portion of the allowance for doubtful accounts due from vendors relates to vendor receivables arising after Fleming filed for bankruptcy and

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which have been outstanding for more than 12 months as of December 31, 2005. While management believes that such allowances are adequate, these estimates could change in the future depending upon management’s ability to collect these vendor receivables.

Inventories

Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products, and related consumable products held for re-sale and are valued at the lower of cost or market. In the United States, cost is primarily determined on a last–in, first–out (LIFO) basis using producer price indices as determined by the Department of Labor. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first–in, first–out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada.

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those terms will be exercised. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

The Company has determined the following useful lives for its fixed assets:

Useful life in years
Delivery equipment	4 to 10
Office furniture and equipment	3 to 10
Warehouse equipment	3 to 15
Leasehold improvements	4 to 18
Building	25

Asset Retirement Obligations

The Company evaluates the legal obligations arising from the retirement of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Asset retirement obligations of the Company relate primarily to operating leases of its distribution centers. Specifically, certain leases require that the Company restore property to its original state upon termination of the lease. This would include the removal of any leasehold improvements, fixtures and equipment in addition to other cosmetic requirements. The Company accounts for liabilities related to asset retirement obligations on a discounted basis. Under SFAS No. 143 the liability is added to the carrying amount of the associated asset and then depreciated

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the lesser of the lease term or the useful life of the asset. The lease term includes available renewal option terms if it is reasonably assured that those terms will be exercised by the Company.

Impairment of Long-lived Assets

The Company evaluates long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset group’s carrying value over the estimated remaining useful life of the primary assets. Impairment is measured as the difference between carrying value and fair value. Fair value is based on appraised value or estimated sales value, similar assets in recent transactions, or discounted cash flows. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets.

Goodwill and Intangible Assets

The Company reviews its goodwill and intangible assets for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets on an annual basis or whenever significant events or changes occur in its business. The reviews are performed at the operating division level, which comprise the Company’s reporting units. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. Generally, fair value represents the discounted projected cash flows of an operating division. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded The Company does not amortize those intangible assets that have been determined to have indefinite useful lives.

Debt Issuance Costs

In accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, debt issuance costs have been deferred and are being amortized over the terms of the related debt agreements, generally three to five years, using the effective interest method. Debt issuance costs are included in other non-current assets, net on the accompanying consolidated balance sheets.

Claims Liabilities and Insurance Recoverables

Pursuant to the Financial Accounting Standards Board (FASB) Interpretation No. 39 (FIN No. 39) Offsetting of Amounts Related to Certain Contracts, the Company’s claims liabilities and the related recoverables from its insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of off-set. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. Insurance recoverables at December 31, 2003 were negligible because the Company had not yet assumed the Fleming self-insurance obligations described below.

The Company maintains reserves related to health and welfare, workers compensation and auto liability programs that are principally self-insured. The Company’s workers compensation and auto liability self-

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance programs currently have a per-claim ceiling of $500,000, and the Company has purchased insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy. The reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Accruals for claims under these programs are included in accrued liabilities and claims liabilities, net of current portion (See Note 4—Other Balance Sheet Accounts Detail to the consolidated financial statements).

Carve-out Accounting

The Predecessor Company’s consolidated financial statements for the period ended August 22, 2004, and the year ended December 31 2003, included herein are presented on a carve-out basis and do not reflect what the consolidated results of operations, financial position, and cash flows of Core-Mark and its subsidiaries would have been had Core-Mark been a separate stand-alone entity during all of the periods presented. SAB Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity (Topic 1.B) requires that financial statements prepared on a carve-out basis include costs incurred by the parent company on behalf of the carved out entity. Core-Mark has maintained its own independent systems and infrastructure and did not rely on Fleming for any significant administrative, management or other services. However, estimated costs incurred by Fleming and allocated to Core-Mark are as follows (in millions):

	Predecessor Company
	Period from January 1 through August 22, 2004	Year ended December 31, 2003

Insurance, investor relations, legal, Board of Directors and other	$0.5	$0.7
Imputed interest	4.1	4.0

Total	$4.6	$4.7

In accordance with the carve-out accounting provisions of Topic 1.B, from June 17, 2002 until emergence from bankruptcy on August 23, 2004, net interest expense includes amounts imputed to reflect a charge from Fleming to the Company for interest on debt incurred by Fleming pursuant to its acquisition of CMI. Imputed interest amounts were $4.0 million and $4.1 million for the year ended December 31, 2003 and the period from January 1 to August 22, 2004, respectively. The average rate was 7.7% for all periods.

Revenue Recognition

The Company recognizes revenue in accordance SAB No. 104, Revenue Recognition. Under this bulletin, four criteria must be met for revenue recognition: (1) persuasive evidence of an arrangement must exist, (2) delivery must occur, (3) the selling price must be fixed or determinable and (4) collectibility must be reasonably assured. Based on its terms of sale, the Company has determined these criteria are met at the point at which the product is delivered and title passes to the customer. The Company grants its customers sales incentives such as rebates or discounts, racking and slotting allowances and treats these as a reduction of revenues at the time the sale is recognized. The Company monitors product returns on an ongoing basis. Based on current analysis and its historical experience, the Company has determined that the amount of product returns

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is insignificant. Therefore, no allowance for product returns has been provided for in the Company’s consolidated balance sheets and statements of operations. The Company also earns management services fee revenue from operating third party distribution centers belonging to certain of the Company’s customers. Such revenue is recognized as earned on a monthly basis in accordance with the terms of the management services fee contracts.

Vendor Rebates and Allowances

Periodic payments from vendors in various forms, volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising rebates, slotting allowances, racking, and other promotional reimbursements from suppliers are earned as reductions to cost of goods sold in the period the related promotional or merchandising programs were provided.

Pension Costs and Other Post-retirement Benefit Costs

In accordance with SFAS No. 132R, Employers Accounting for Pensions and Other Postretirement Benefits, which amends FAS 87, 88 and 106, pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group (See Note 14 —Employee Benefit Plans to the consolidated financial statements).

Income Taxes

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

Prior to emergence from bankruptcy, the Predecessor Company’s financial statements were prepared on a carve-out basis. For financial reporting purposes, the provision for income taxes was computed based on a stand-alone, separate-return basis. However, Core-Mark’s operating results were included in Fleming’s consolidated U.S. income tax return and consolidated, combined or unitary state income tax returns and in tax returns of the Canadian operations. Upon emergence, deferred tax asset and liability accounts were provided for in accordance with SFAS No. 109 and SOP 90-7.

Stock-based Compensation

The Company expenses stock-based compensation using the fair value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Software Developed or Obtained for Internal Use.

The Company accounts for its propriety computer software, or DCMS system, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement specifies certain criteria under which costs associated with this software are either expensed or capitalized and amortized.

Segment Information

Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting by public enterprises on information about product lines, geographical areas and major customers, the method of determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. From the perspective of the Company’s chief operating decision maker, the Company is engaged in the business of distributing packaged consumer products to convenience retail stores in the United States of America and Canada. Therefore, the Company has determined that it has two reportable segments and evaluates these two reportable segments based on geographical area.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assume the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method.

Reclassifications

We reclassified several items to conform to the current presentation. Book over draft amounts included in accounts payable on the balance sheet during reporting periods prior to December 31, 2005 have been presented separately on the balance sheet in this Form 10-K. Deferred stock-based compensation presented separately in stockholders’ equity on the balance sheet in the Form 10/A filed on October 21, 2005, is included in additional paid in capital in this Form 10-K. Net borrowings and repayments under the revolving line of credit which were presented separately in the statement of cash flows in the Form 10/A and in the Form 10-Q filed on November 30, 2005 are aggregated and presented net in this Form 10-K. Such reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported.

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will adopt FSP No. 13-1 beginning with its fiscal year 2006 and does not expect the adoption will have a significant impact on its financial statements.

In June 2005, the Financial Accounting Standards Board’s (the FASB) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have a material impact on the financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supersedes Accounting Principles Bulletin (APB) Opinion 20, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The company will adopt SFAS No. 154 for the fiscal year 2006 does not expect adoption will have a material impact on the Company’s financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the financial statements.

In March 2005, the SEC issued SAB No. 107 which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term. The Company expects to apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R) in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for interim or annual reporting periods beginning after December 15, 2005. The Company will adopt SFAS No. 123(R) beginning in the first quarter of 2006 and does not expect the adoption will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The provisions of this statement are effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during years beginning after June 15, 2005. The Company will adopt SFAS No. 151 for the fiscal year 2006 does not expect the adoption will have a significant impact on its consolidated financial statements.

4.    Other Balance Sheet Accounts Detail

Allowance for Doubtful Accounts, Accounts Receivable

The changes in the allowance for doubtful accounts due from customers consist of the following during the following periods (in millions):

	Successor Company		Predecessor Company
	Year ended December 31,	Period from August 23 through December 31, 2004 (Restated)	Period from January 1 through August 22, 2004	Year ended December 31,
	2005			2003
Balance, beginning of period	$7.5	$7.0	$5.6	$4.8
Net additions charged to operations	0.9	2.2	2.8	3.4
Less: Write-offs	(1.9)	(1.7)	(1.4)	(2.6)

Balance, end of period	$6.5	$7.5	$7.0	$5.6

Other Receivables, Net

Other receivables, net consist of the following (in millions):

	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Vendor receivables, net	$19.8	$27.1	$50.3
Insurance recoverables, current	4.3	2.5	3.1
Other	3.1	4.5	0.5

Total	$27.2	$34.1	$53.9

The allowance for doubtful accounts due from vendors was $2.3 million, $4.5 million, $3.7 million as of December 31, 2005, December 31, 2004 and August 23, 2004, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits and Prepayments

Deposits and prepayments consist of the following (in millions):

	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Deposits	$5.1	$20.4	$24.5
Prepayments	13.5	16.5	27.9

Total	$18.6	$36.9	$52.4

The Company’s deposits and prepayments include deposits related to workers’ compensation claims, prepayments relating to insurance policies, prepaid rent and rental deposits and up front consideration to customers.

Other Non-Current Assets, Net

Other non-current assets, net consist of the following (in millions):

	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Internally developed and other software, net	$5.4	$6.2	$6.0
Insurance recoverables, net of current portion	26.1	20.7	20.9
Debt issuance costs, net	2.0	3.3	3.8
Insurance deposits, net of current portion	16.2	0.7	—
Other non-current assets	2.8	1.7	2.1

Total	$52.5	$32.6	$32.8

Intangible Assets. As a result of Core-Mark’s then parent company Fleming filing for Chapter 11 bankruptcy on April 1, 2003, the Company performed a test for impairment on its acquired intangibles and long-lived assets based on third-party valuations. The test measured the value of those assets based on an income approach using the net present value of expected future cash flows generated by the reporting units or asset groupings, as applicable. As a result of the impairment testing performed, the acquired intangible assets were determined to be impaired, but property and equipment were not impaired based on third-party valuations. As a result, the Company recorded an impairment charge of $45.8 million to write-down the purchased intangibles and certain other long-lived intangible assets to their fair value as of April 1, 2003. This non-cash impairment charge is included in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In accordance with Fresh-Start accounting under SOP 90-7, Management initiated an independent third-party valuation analysis which determined the fair value of the Company’s internally developed software to be $6.0 million at August 23, 2004. Internally developed software with an eight-year life was $5.0 million and $5.7 million, net of accumulated amortization for the years ended December 31, 2005 and December 31, 2004, respectively. In addition, other non-current assets included other purchased software with an average life of one to three years which amounted to $0.4 million and $0.5 million as of December 31, 2005 and December 31, 2004, respectively.

Where applicable, we utilize independent valuations to assist us in determining whether impairment exists for certain long-lived and intangible assets. As an initial step, the fair value of the Company as a business enterprise was determined through cash flow-based and market-based analyses. As a next step, specific assets

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were analyzed, including our proprietary DCMS information systems platform, financing fees and long-term racking assets. It was determined that no impairment existed for these assets as of the test date.

Goodwill. Upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing the remaining balances of goodwill existing at that time. For goodwill arising after January 1, 2002, no amortization was required in accordance with SFAS No. 142. The Company completed the transitional goodwill impairment test in January 2002 upon adoption of SFAS No. 142 and completed an annual test for impairment in December 2002. In each case, the Company determined that the carrying amount of goodwill was not impaired.

On April 1, 2003, Core-Mark’s then parent company Fleming filed for Chapter 11 bankruptcy, which was deemed an event or change in circumstances under SFAS No. 142 requiring impairment testing. As of the date of bankruptcy filing, the Company performed an impairment test on goodwill for each of its reporting units, or operating divisions, using the two-step approach. In testing the Company’s goodwill for impairment, the Company’s reporting units were determined, according to SFAS No. 142, to be the 22 distribution centers. For purposes of goodwill testing, with the assistance of an independent valuation firm, the Company’s unallocated goodwill was allocated to the reporting units based on projected cash flow performance. Additionally, with the assistance of an independent valuation firm, the Company determined the fair value of each reporting unit. This fair value was determined based on discounted cash flows derived from the financial projections provided to the bankruptcy court pursuant to the Plan. The resulting fair value of each reporting unit was then compared to its carrying value. Each of the 22 reporting units tested individually had fair values below their carrying values, indicating potential impairment. The Company then completed the next step of the goodwill impairment test by allocating the fair value of each reporting unit to its assets and liabilities, deriving the resulting fair value of goodwill. The result of this analysis was that none of the reporting units could support any of the allocated goodwill. Accordingly, an impairment charge of $245.6 million was recorded effective April 1, 2003, which represented 100% of the Company’s then total goodwill balance. This non-cash impairment charge is included in goodwill and asset impairment charges on the accompanying consolidated statement of operations for the year ended December 31, 2003.

Accounts Payable

Accounts payable consist of amounts due to our vendors for the purchase of inventory and for other operating expenses payable.

Cigarette and Tobacco Taxes Payable

Cigarette and tobacco taxes payable consist of amounts due to states, provinces and other jurisdictions relating to taxes due on cigarette and tobacco purchases and sales.

Claims Liabilities and Insurance Recoverables

Claim liabilities and insurance recoverables consist of the following (in millions):

	December 31, 2005	December 31, 2004	August 23, 2004
Insurance recoverables, current portion, (included in Other receivables, net)	$4.3	$2.5	$3.1
Insurance recoverables, net of current portion	26.1	20.7	20.9
Claim liabilities, current portion (included in Accrued liabilities)	(17.8)	(18.8)	(16.6)
Claim liabilities, net of current portion	(41.0)	(46.3)	(46.6)

Total, net	(28.4)	(41.9)	(39.2)

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s insurance recoverables relate to receivables from its insurance carriers for estimated claims in excess of deductible amounts. (See Note 3 – Summary of Significant Accounting Policies.)

Claim liabilities consist primarily of auto, workers compensation, and medical claim liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Accrued payroll, retirement, and other benefits	$13.4	$15.5	$18.6
Claims liabilities, current	17.8	18.8	16.6
Other accrued expenses	23.0	21.4	21.6
Accrued customer incentives payable	5.1	4.6	4.4

Total	$59.3	$60.3	$61.2

The Company’s accrued payroll retirement and other benefits include accruals for vacation, bonus, wages, 401(K) benefit matching and the current portion of pension and post-retirement benefit obligations. The Company’s other accrued expenses include Canadian goods and services taxes, legal expenses, interest and other miscellaneous accruals.

5.    Inventories

Inventories consist of the following (in millions):

	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004
Inventories at FIFO, net of reserves	$209.0	$188.2	$141.9
Less: LIFO reserve	(9.3)	(1.8)	—

Inventories	$199.7	$186.4	$141.9

For the year ended December 31, 2005, the period from August 23, 2004 through December 31, 2004, and the period from January 1, 2004 through August 22, 2004, the Company did not in the aggregate liquidate LIFO inventory quantities. In conjunction with the Company’s Fresh-Start accounting, on August 23, 2004 inventories were adjusted to fair value. Consequently, the LIFO reserve of $2.3 million at August 22, 2004 was eliminated.

The Company provides inventory valuation reductions for spoiled, aged and unrecoverable inventory based on amounts on hand and historical shrinkage experience. This reserve was $1.2 million, $1.2 million and $0.0 million as of December 31, 2005, December 31, 2004 and August 23, 2004, respectively.

During the year ended December 31, 2003 inventory reductions resulted in a liquidation of LIFO inventory quantities which were carried at lower costs compared with the cost of purchases in the prior years. The effect of these liquidations decreased cost of goods sold by approximately $2.1 million and increased net income by approximately $1.3 million, or $0.13 per share for the year ended December 31, 2003.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment consist of the following (in millions):

	December 31, 2005	December 31, 2004	August 23, 2004
Delivery, warehouse and office equipment	$40.8	$33.7	$27.5
Leasehold improvements	8.7	8.3	8.5
Land and Building	2.2	2.1	2.0

	51.7	44.1	38.0
Accumulated depreciation and amortization	(10.8)	(2.8)	—

Total	$40.9	$41.3	$38.0

Depreciation and amortization expense related to property and equipment is as follows (in millions):

Successor Company		Predecessor Company
Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004	Year ended December 31, 2003
$8.3	$2.8	$5.7	$8.2

7.    Long-Term Debt

Pursuant to the Plan, the Company entered into a three-year agreement with a group of lenders to provide a $250 million lending agreement, the 2004 Revolving Credit Facility. In addition, we entered into a $60 million five year term loan consisting of notes or letters of credit, the Tranche B Note Agreement. Upon emergence from bankruptcy, we had $118.7 million in long-term debt on our balance sheet.

On October 13, 2005, the Company entered into a new $250 million five-year revolving credit facility, which we refer to as the 2005 Credit Facility, with a group of lenders led by J.P. Morgan Chase. The 2005 Credit Facility refinanced and replaced the 2004 Revolving Credit Facility and the Tranche B term facility, and in conjunction with establishing the 2005 Credit Facility the Company prepaid all $32.3 million in outstanding revolving loans under the 2004 Revolving Credit Facility and the Tranche B term facility, cash collateralized or transferred to the 2005 Credit Facility all $53.3 million in letters of credit issued under the 2004 Revolving Credit Facility and the Tranche B term facility, and terminated the 2004 Revolving Credit Facility and the Tranche B note agreement. The Company does not believe that the matters described in Note 2 – Restatements of Financial Statements constituted or established the existence of a breach or default under the Credit Agreement, however, in order to avoid any dispute over whether a breach or default had occurred, the Company nevertheless obtained a confirmatory waiver from the lenders under the Credit Agreement of any such potential breach or default

As required under the Tranche B term facility, in 2005 the Company paid pre-payment fees of $1.8 million and expensed $2.0 million for the write-off of debt discount related to the Tranche B note agreement. Unamortized debt issuance costs of $2.4 million related to the Tranche B term facility and the 2004 Revolving Credit Facility were written off in 2005. These charges, totaling $6.2 million, were recorded as loss on early extinguishment of debt in the consolidated statement of operations in 2005. The 2005 Credit Facility provides for up to $250 million in revolving loans, of which $160 million is available as letters of credit and up to C$110 million is available in Canadian dollars. Borrowing under the 2005 Credit Facility is subject to a formula based

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on eligible accounts receivable, eligible inventory, certain equipment and certain unrestricted cash balances, less certain reserves (the 2005 Credit Facility Borrowing Base), which limits the amount of revolving loans and letters of credit available. The administrative agent under the 2005 Credit Facility also has the right, under certain circumstances, to establish additional reserves against the commitment under the 2005 Credit Facility.

At the Company’s option, interest rates on the U.S. revolving loans and letters of credit under the 2005 Credit Facility are based on LIBOR plus an applicable margin, or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on our adjusted EBITDA as defined in the 2005 Credit Facility, and was initially set at 1.50%.

Interest is payable monthly, or if we elect LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as the Company may elect under the 2005 Credit Facility (except that if the Company elects a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). The Company is subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility. For the fiscal year ended December 31, 2005 the unused facility fee percentage was established at 0.25%.

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

The 2005 Credit Facility is collateralized by a first priority interest in, and liens upon, substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period). The Company is required to pay off any outstanding balance on the facility in October, 2010. At December 31, 2005, the Company was in compliance with all of the conditions and covenants and had a net available borrowing capacity under the 2005 Credit Facility of approximately $67.0 million. The Company paid a total of approximately $2.1 million in financing costs for the 2005 Credit Facility, which will be deferred and amortized over the life of the facility. These costs were included in other non-current assets on the consolidated balance sheet.

During 2005, the maximum amount of borrowing and letters of credit outstanding under the revolving credit facilities were $68.3 million and $51.9 million, respectively. As of December 31, 2005, the total borrowings outstanding were $59.6 million and letters of credit outstanding were $51.9 million. At December 31, 2005 the Company elected the LIBOR option and the 30-day and 60-day LIBOR rates were 4.37% and 4.30%, respectively. The weighted-average interest rate for the year ended December 31, 2005 for the revolving credit facility was 5.8%. The Company’s LIBOR margin decreased from 12% under the Tranche B Notes and a range of 2.25% to 2.75% under the 2004 Revolving Credit Facility to a range of 1.00% to 1.75% under 2005 Revolving Credit Facility. The balance outstanding on the 2005 Credit Facility has been classified as long-term debt because the facility expires on October 12, 2010.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term debt and outstanding letters of credit as of the dates below were as follows (in millions):

	December 31, 2005	December 31, 2004	August 23, 2004
Revolving credit facility	$59.6	$45.0	$86.4
Tranche B notes payable	—	35.5	35.5

Subtotal	59.6	80.5	121.9
Less: Debt discount	—	(3.0)	(3.2)

Subtotal	59.6	77.5	118.7
Less: Current portion of long-term debt	—	—	—

Total long-term debt, net of current portion	$59.6	$77.5	$118.7

Letters of credit outstanding	$51.9	$61.2	$57.1

The scheduled contractual maturity of long-term debt as of December 31, 2005 was $59.6 million related to the 2005 Revolving Credit Facility due in 2010.

Unamortized debt issuance costs were $2.0 million, $3.4 million, $3.8 million at December 31, 2005, December 31, 2004 and August 23, 2004, respectively.

8.    Reorganization Items, Net

Reorganization items, net, represent expenses and other adjustments the Company incurred as a result of Fleming’s Chapter 11 bankruptcy. Reorganization items, net is presented separately in the accompanying consolidated statements of operations as required by SOP 90-7 and consists of the following (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004	Year ended December 31, 2003

Net gain on cancellation of debt	$—	$—	$(66.1)	$—
Revaluation of assets and liabilities	—	—	(5.8)	—
Professional fees	—	0.7	1.6	2.5
Other expenses	—	0.1	0.3	4.8

Total	$—	$0.8	$(70.0)	$7.3

Other reorganization expenses include charges related to former customer proprietary inventory, vendor receivables arising as a result of the bankruptcy deemed uncollectible and other charges. In connection with the bankruptcy, substantial professional fees were incurred and paid by Fleming, and the unallocated portions are not included herein.

9.    Discontinued Operations

In April 2002, Fleming acquired Head Distributing. Subsequent to the acquisition, in January 2004, the Predecessor Company closed Head’s distribution center located in Adel, Georgia (Adel) and transferred the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

majority of its net assets, including inventory and accounts receivable to its distribution center located in Atlanta, Georgia.

Detailed operating results of the Adel, Georgia distribution center, included in income (loss) from discontinued operations on the accompanying Predecessor Company’s consolidated statements of operations, are presented in the following table, except for goodwill and asset impairment charges (in millions).

For the year ended December 31,
2003
Net sales	$69.9
Cost of goods sold	65.4

Gross profit	4.5
Warehousing and distribution expenses	4.4
Selling general and administrative expenses	4.7
Income tax (benefit) provision	(1.8)

Income (loss) from discontinued operations, net of tax	$(2.8)

There were no operating results from discontinued operations after December 31, 2003.

10.    Commitments and Contingencies

Operating Leases

The Company leases nearly all of its sales and warehouse facilities and trucks under operating lease agreements expiring at various dates through 2016, excluding renewal options. Minimum rent is expensed in accordance with SFAS No. 13, Accounting for Leases, on a straight-line basis over the term of the lease including available renewal options terms if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company’s management expects the operating leases that expire will be renewed or replaced in the normal course of the Company’s business. If applicable, the Company records a liability for asset retirement obligations associated with its leases, in accordance with FIN No. 47 which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. At December 31, 2005 the Company believes that its asset retirement obligations are immaterial.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2005:

Year Ending December 31,	(in millions)
2006	$18.7
2007	16.4
2008	12.7
2009	10.3
2010	8.4
Thereafter	19.3

$85.8

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for operating leases, including contracted vehicle maintenance costs, is as follows (in millions):

Successor Company		Predecessor Company
Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004	Year ended December 31, 2003
$ 24.1	$7.3	$16.5	$19.5

Litigation

The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2005, the Company was not involved in any material litigation.

Trust Guarantees

Pursuant to the Plan, the Company guarantees the payment of all PCT administrative claims in excess of $56 million. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims in the RCT, the Company must pay such claims in full plus any accrued interest. The Company also guarantees all eligible but unpaid non-TLV claims in the RCT up to a maximum of $15 million. The Plan limits the combined RCT guarantee amounts of the TLV and non-TLV claims to no more than $137 million. FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts and the Company’s analysis the assets of the Trusts are sufficient to satisfy the claims against it; therefore, the Company believes that the fair value of its guarantee liability as of August 23, 2004 and December 31, 2004 was not significant. In accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of December 31, 2005 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantees.

11.    Income Taxes

The Company is subject to United States federal, state, local and foreign income taxes. The domestic and foreign components of income (loss) from continuing operations before provision (benefit) for income taxes were as follows (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23, through December 31, 2004 (Restated)	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Domestic	$19.5	$4.6	$62.6	$(262.7)
Foreign	6.4	4.8	14.8	(2.2)

	$25.9	$9.4	$77.4	$(264.9)

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax provision (benefit) from continuing operations consists of the following (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period through August 23, through December 31, 2004 (Restated)	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Current:
Federal	$8.8	$7.5	$4.6	$13.7
State	2.4	2.1	1.1	3.1
Foreign	2.8	2.4	—	—

Total current tax provision	14.0	12.0	5.7	16.8

Deferred:
Federal	(1.6)	(5.8)	11.8	(12.5)
State	(0.4)	(1.2)	5.2	(2.7)
Foreign	(0.4)	(0.9)	4.0	(1.3)

Total deferred tax (benefit) provision	(2.4)	(7.9)	21.0	(16.5)

Income tax provision	$11.6	$4.1	$26.7	$0.3

Total income tax provision differs from the expected income tax provision computed by applying the U.S. federal statutory corporate income tax rate to income (loss) from continuing operations before income taxes as follows (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23, through December 31, 2004 (Restated)	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Expected federal income tax provision at the statutory rate	$9.1	$3.3	$27.1	$(92.7)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.3	0.5	4.1	0.3
Non-deductible goodwill impairment	—	—	—	93.8
Exclusion of cancellation of debt income	—	—	(1.3)	—
Effect of foreign operations	(0.4)	(0.8)	4.0	(1.3)
Change in valuation allowances	1.1	0.7	(4.2)	—
Adjustment to estimated tax accruals	—	—	(2.8)	—
Other, net	0.5	0.4	(0.2)	0.2

Income tax provision	$11.6	$4.1	$26.7	$0.3

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	Successor Company			Predecessor Company
	December 31, 2005	December 31, 2004 (Restated)	August 23, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$—	$—	$—	$4.7
Employee benefits, including post-retirement benefits	17.7	17.9	14.7	7.5
Trade and other receivables	2.7	3.3	—	2.1
Goodwill and intangibles	0.4	0.1	0.2	7.8
Self-insurance reserve	2.4	4.7	9.3	1.7
Other	2.8	1.6	0.7	2.1

Subtotal	26.0	27.6	24.9	25.9
Less: valuation allowance	(1.9)	(0.7)	—	(4.2)

Net deferred tax assets	24.1	26.9	24.9	21.7

Deferred tax liabilities:
Inventories	20.2	20.3	21.6	23.2
Trade and other receivables	—	—	3.6	—
Property and equipment	10.0	12.0	12.5	3.8
Deferred income	1.9	2.3	2.8	—
Deferred debt issuance costs	—	2.5	2.7	—
Other	3.2	3.5	3.6	4.4

Total deferred tax liabilities	35.3	40.6	46.8	31.4

Total net deferred tax liabilities	$(11.2)	$(13.7)	$(21.9)	$(9.7)

The net deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	Successor Company			Predecessor Company
	December 31, 2005	December 31, 2004	August 23, 2004	December 31, 2003
Net current deferred taxes	$(13.3)	$(14.4)	$(21.6)	$(18.9)
Net non-current deferred taxes	2.1	0.7	(0.3)	9.2

Total net deferred tax liabilities	$(11.2)	$(13.7)	$(21.9)	$(9.7)

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in making this assessment. At each balance sheet date, a valuation allowance has been established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. Prior to emergence the Company had a valuation allowance of $4.2 million, related primarily to limitations on net operating loss carry-forwards, which was utilized as part of the applicable Fresh-Start accounting adjustments.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had a valuation allowance of $1.9 million related to foreign tax credits, which will expire in 2014 and 2015.

Deferred tax assets and liabilities as reflected at August 23, 2004 in connection with the application of fresh-start accounting are based on management’s best estimate of the tax filing position as probable of being accepted by the applicable taxing authorities. The Company has taken an alternative position on its tax returns. Based on this alternative tax filing position, the Company has taken deductions on its tax returns that may be challenged by the taxing authorities. Although management believes that the Company’s tax filing position will more likely than not be sustained in the event of an examination by applicable taxing authorities and would contest any proposed adjustment vigorously, the outcome of such matters can not be predicted with certainty. As such, the Company has accrued approximately $3.9 million in other tax liabilities on the accompanying December 31, 2005 consolidated balance sheet for this contingency.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in millions, except per share amounts):

	Successor Company		Predecessor Company
	Year ended December 31, 2005 (Restated)	Period from August 23, through December 31, 2004 (Restated)	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Income (loss) from continuing operations	$14.3	$5.3	$50.7	$(265.2)
Income (loss) from discontinued operations, net of tax	—	—	—	(2.8)
Net income (loss)	$14.3	$5.3	$50.7	$(268.0)

Basic weighted-average shares outstanding	9.8	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	—	—	—
Stock options	0.2	—	—	—
Class 6(b) warrants	0.3	—	—	—
Tranche B warrants	0.1	—	—	—

Diluted weighted-average shares outstanding	10.5	9.8	9.8	9.8

Basic earnings (loss) from continuing operations per share	$1.46	$0.54	$5.17	$(27.06)
Basic earnings (loss) from discontinued operations per share	$—	$—	$—	$(0.29)
Basic earnings (loss) per share	$1.46	$0.54	$5.17	$(27.35)

Diluted net earnings (loss) from continuing operations per share	$1.37	$0.54	$5.17	$(27.06
Diluted net earnings (loss) from discontinued operations per share	$—	$—	$—	$(0.29)
Diluted net earnings (loss) per share	$1.37	$0.54	$5.17	$(27.35)

Upon emergence from the Fleming bankruptcy, all common stock equivalents of the Predecessor Company were cancelled. As such, basic and diluted earnings (loss) per share for the Predecessor Company were computed using the Successor Company’s capital structure for comparative purposes only.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans using the fair value method as prescribed in SFAS No. 123, whereby stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Total stock-based compensation cost recognized on the accompanying consolidated statement of operations was $4.0 million for the year ended 2005, and $0.9 million for the period from August 23, 2004 to December 31, 2004. There was no stock-based compensation plan in place prior to August 23, 2004, therefore the stock-based compensation cost was $0 for the period from January 1, 2004 through August 22, 2004 and for the year ended December 31, 2003.

The Company maintains four stock-based compensation plans, the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan and the 2005 Directors’ Equity Incentive Plan which were established on and after the date of emergence from the Fleming bankruptcy. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

2004 Long-Term Incentive Plan

On the date of emergence, the Company established the 2004 Long-Term Incentive Plan (2004 LTIP), which has of two components consisting of 1,114,444 stock options and 200,000 restricted stock.

Under the Company’s 2004 LTIP, the Company’s Board of Directors is authorized to grant options to its employees to purchase up to 1,114,444 shares of common stock. For each option, the exercise price must equal the fair value of the Company’s common stock on the date of grant and carries a term of seven years. One third of the option shares vest on the first anniversary of the vesting commencement date and the remaining shares vest in equal monthly installments over the two year period following the first anniversary of the vesting commencement date. Based on the Black-Scholes option pricing model, the weighted-average grant date fair value per option granted was $4.39. The following assumptions were used for option grants made during the period from August 23, 2004 through December 31, 2004 and for the year December 31, 2005: expected life of four years, a risk-free interest rate of 3.0%, expected volatility of 30%, and an expected dividend yield of zero. Total stock-based compensation cost recognized from stock option awards under the 2004 LTIP totaled $1.5 and $0.5 million for the year ended December 31, 2005 and the period from August 23, 2004 through December 31, 2004, respectively.

The 2004 LTIP provides for the granting of 200,000 shares of restricted common stock to officers and key employees. Restricted common stock issued under the 2004 LTIP generally vests over three years, with a one-year cliff vesting, followed by vesting ratably over the remaining 24 months. In August 2004, pursuant to the Plan, the Company granted 190,876 shares of common stock with a fair-value of $15.50 per share. In December 2005, the Company granted an additional 7,313 shares with a fair value of $32.30 per share pursuant to the Plan. There were 83,995 restricted common shares vested as of December 31, 2005. The stock-based compensation totaling $3.0 million, which approximates the fair value of the restricted common shares on the date of grant, is being recognized ratably over the three-year vesting period of the restricted common shares using the straight-line method. Total stock-based compensation cost recognized from restricted stock awards under the 2004 LTIP totaled $1.0 and $0.4 million for the year ended December 31, 2005 and the period from August 23, 2004 through December 31, 2004, respectively.

2004 Directors’ Equity Incentive Plan

Under the Company’s 2004 Directors’ Equity Incentive Plan (2004 Directors’ Plan), the Company’s Board of Directors may from time to time grant options to non-employee board members to purchase up to 7,500 shares

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s common stock in aggregate. On the date of emergence, a total of 30,000 options to purchase common stock were granted to the non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly under the 2004 Directors’ Plan versus monthly vesting under the 2004 LTIP. Based on the Black-Scholes option pricing model, the weighted-average grant date fair value per option granted was $4.39. The following assumptions were used for the grants, all of which occurred between August 23, 2004 and December 31, 2004: expected life of four years, a risk-free interest rate of 3.0%, expected volatility of 30%, and an expected dividend yield of zero. Total stock-based compensation cost recognized from stock option awards under the 2004 Directors’ Plan totaled $44 thousand and $16 thousand for the year ended December 31, 2005 and the period from August 23, 2004 through December 31, 2004, respectively.

2005 Long Term Incentive Plan

In February 2005, the Company adopted the 2005 Long Term Incentive Plan (2005 LTIP). Under the 2005 LTIP, the number of shares of common stock issuable is limited to a number of shares having a market value of $5.5 million, based on the average closing price of our common stock over the eleventh through twentieth trading days following the date that the common stock became listed for quotation on the NASDAQ National Market. In February 2005, the Compensation Committee and the Board of Directors approved the grant of restricted stock units having a value of approximately $5.0 million. The Board of Directors determined that the balance of approximately $0.5 million available for grants under the 2005 LTIP should be reserved for possible future issuance. The average closing price was established in December 2005 and was determined to be $32.201. The 2005 LTIP provides for the granting of 171,315 shares of restricted common stock to officers and key employees. Restricted common stock issued under the 2005 LTIP generally vests over three years, with a one-year cliff vesting beginning on February 1, 2005, followed by vesting ratably over the remaining 8 quarters. In December, 2005 the Company granted 153,455 shares of restricted stock, with retroactive vesting pursuant to the Plan, with a fair-value of $32.201 per share. Total stock-based compensation cost recognized from restricted stock awards under the 2005 LTIP totaled $1.5 million for the year ended December 31, 2005.

2005 Directors Equity Incentive Plan

The Company adopted the 2005 Directors Equity Incentive Plan (2005 Director’ Plan) to be effective in August 2005. The 2005 Directors Plan permits granting of non-qualified stock options to non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan other than:

•	there are 15,000 shares available for issuance;

•	any one participant may not receive more than 50% of the total number of shares authorized under the 2005 Directors Plan in any calendar year;

•	the options to purchase shares of common stock granted on August 12, 2005, under the 2005 Directors’ Plan have an exercise price of $27.03, the fair value of a share of our common stock as determined by the Board of Directors as provided in this plan on the basis of the average trading price of our common stock based on the “Pink Sheets” trading price over the twenty trading days ending two trading days prior to the date of grant.

•	the options vest over three years, of which one third will vest on August 12, 2006, and the remaining options will vest in equal quarterly installments over the two year period commencing on August 12, 2006, for each consecutive quarter that the grantee remains a director.

The Company granted a total of 15,000 non-qualified options to non-employee directors during the year ended December 31, 2005. Based on the Black-Scholes option pricing model, the weighted-average grant date

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value per option granted was $8.20. The following assumptions were used: expected life of four years, a risk-free interest rate of 4.25%, expected volatility of 30%, and an expected dividend yield of zero. Total stock-based compensation cost recognized from these awards totaled $22 thousand for the year ended December 31, 2005.

The following table summarizes information about stock option activity and stock options outstanding for the 2004 LTIP and 2004 Directors’ Equity Incentive Plan and 2005 LTIP and 2005 Directors’ Equity Incentive Plan as of and for the year ended December 31, 2005:

	2004 LTIP		2004 LTIP and Directors’ Plan		2005 LTIP		2005 Directors Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	190,876	$0.01	1,090,422	$15.50	—	$—	—	$—
Units granted	7,313	0.01	—	—	153,455	0.01	15,000	27.03
Units exercised	—	—	(1,387)	$15.50	—	—	—	—
Units canceled	(1,888)	0.01	(9,101)	$15.50	—	—	—	—

Outstanding at December 31, 2005	196,301	$0.01	1,079,934	$15.50	153,455	$0.01	15,000	$27.03

	Options/Units Outstanding				Stock/Units Exercisable
Name of Plan	Exercise Prices	Number Option Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Restricted Stock Units under
2004 LTIP	$0.01	188,988	5.6 years	$0.01	83,995	$0.01
2004 LTIP	$0.01	7,313	6.0 years	$0.01	3,250	$0.01
2005 LTIP	$0.01	153,455	6.1 years	$0.01	—	$0.01

Options Granted under
2004 LTIP and Directors’ Plan	$15.50	1,079,934	5.6 years	$15.50	479,971	$15.50
2005 Directors’ Plan	$27.03	15,000	6.6 years	$27.03	—	—

14.    Employee Benefit Plans

Pension Plans

The Predecessor Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or post retirement benefit plans after those benefit plans were frozen on September 30, 1989. As part of the Plan, these pension and post-retirement benefit plans remained in place after the Effective Date, and the Successor Company will continue to honor these plans.

Pursuant to the Plan, on the Effective Date, the Company was assigned the obligation for three former Fleming defined-benefit pension plans, which represented approximately $3.9 million in net pension obligations. This amount was included in the reorganization adjustments as of August 23, 2004. The Predecessor Company’s frozen pension benefit plan and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The Company adopted the provisions of SFAS No. 132R on January 1, 2004, the “measurement date”. The statement requires additional annual disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2005, and a statement of the funded status for the year ended December 31, 2005, for the period from August 23, 2004 to December 31, 2004, the period from January 1, 2004 to August 22, 2004 and for the year ended December 31, 2003 (in millions):

	Pension Benefits Successor Company			Other Post-retirement Benefits Successor Company
	December 31, 2005	December 31, 2004	August 23, 2004	December 31, 2005	December 31, 2004	August 23, 2004
Change in benefit obligation:
Obligation at beginning of period	$38.9	$37.0	$17.4	$3.8	$3.7	$3.6
Service cost	—	—	—		—	—
Interest cost	2.1	0.8	0.7	0.4	0.1	0.2
Participant contributions	—	—	—	—	—	—
Actuarial loss	—	2.0	0.7	1.5	0.1	—
Benefit payments	(2.4)	(0.9)	(0.8)	(0.1)	(0.1)	(0.1)
Assignment of Fleming plans	—	—	19.0	—	—	—

Benefit obligation at end of period	$38.6	$38.9	$37.0	$5.6	$3.8	$3.7

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$28.7	$27.5	$13.0	$0.0	$0.0	$0.0
Actual return on plan assets	1.5	1.2	0.2	—	—	—
Employer contributions	1.7	0.9	—	0.1	0.1	0.1
Participant contributions	—	—	—	—	—	—
Benefit payments	(2.4)	(0.9)	(0.8)	(0.1)	(0.1)	(0.1)
Assignment of Fleming plans	—	—	15.1	—	—	—

Fair value of pension plan assets at end of period	$29.5	$28.7	$27.5	$0.0	$0.0	$0.0

Funded Status:
Funded status	$(9.1)	$(10.2)	$(9.5)	$(5.6)	$(3.8)	$(3.7)
Unrecognized gain (loss), net	2.2	1.5	—	1.5	0.1	—

Net amount recognized	$(6.9)	$(8.7)	$(9.5)	$(4.1)	$(3.7)	$(3.7)

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table discloses the amounts recognized in the Company’s consolidated balance sheets (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31, 2005	December 31, 2004	August 23, 2004	December 31, 2005	December 31, 2004	August 23, 2004
Accrued benefit cost	$9.1	$10.2	$9.5	$4.1	$3.7	$3.7
Less: Accumulated other comprehensive income	2.2	1.5	—	—	—	—

Net amount recognized	$6.9	$8.7	$9.5	$4.1	$3.7	$3.7

The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Successor Company
	December 31, 2005	December 31, 2004	August 23, 2004
Projected benefit obligation	$38.6	$38.9	$37.0
Accumulated benefit obligation	38.6	38.9	37.0
Net amount recognized	29.5	28.7	27.5

The following table provides components of the net periodic pension cost (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Interest cost	$2.1	$0.8	$0.7	$1.1
Expected return on plan assets	(2.2)	(0.7)	(0.6)	(0.9)
Amortization of net actuarial loss	—	—	—	—

Net periodic benefit cost	$(0.1)	$0.1	$0.1	$0.2

The following table provides components of the net periodic other benefit cost (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004	Year ended December 31, 2003
Service cost	$0.2	$—	$—	$0.1
Interest cost	0.3	0.1	0.2	0.2

Net periodic other benefit cost	$0.5	$0.1	$0.2	$0.3

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in minimum liability included in other accumulated comprehensive income is as follows (in millions):

Successor Company		Predecessor Company
Year ended December 31, 2005	Period from August 23, to December 31, 2004	Period from January 1, through August 22, 2004	Year ended December 31, 2003
$0.7	$1.5	$—	$0.1

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants.

The weighted-average assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	Successor Company			Successor Company
	December 31, 2005	December 31, 2004	August 23, 2004	December 31, 2005	December 31, 2004	August 23, 2004
Discount rate	5.47%	5.50%	6.00%	5.52%	5.75%	6.00%
Rate of compensation increase	—	—	—	—	—	—

The weighted-average assumptions used in the measurement of net periodic benefit costs are shown in the following table:

	Pension Benefits			Other Post-retirement Benefits
	Successor Company			Successor Company
	December 31, 2005	December 31, 2004	August 23, 2004	December 31, 2005	December 31, 2004	August 23, 2004
Discount rate	5.50%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected return on assets	7.50%	7.50%	7.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—

Assumed health care trend rates for the post-retirement benefit plans are as follows:

	Successor Company
	December 31, 2005	December 31, 2004	August 23, 2004
Assumed rate for next year	9.00%	11.00%	11.00%
Ultimate rate	5.00%	5.00%	5.00%
Year that ultimate rate is reached	2010	2010	2010

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.1	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$1.5	$0.1

The Company uses a building block approach in determining the overall expected long-term return on assets. Under this approach, a weighted average expected rate of return is developed based on historical returns for each major asset class and the proportion of assets of the class held by the Pension Plans. After determining the weighted average in this manner, the Company reviews the result and may make adjustments to reflect expectations of future rates of return that differ from those experienced in the past.

The Company selects the assumed discount rate(s) for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rates the Company uses a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which are the ultimate discount rates used.

Core-Mark’s Pension Plan weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2005	December 31, 2004
Equity securities	38%	42%
Debt securities	30%	52%
Insurance contracts	12%	0%
Mutual Funds	15%	0%
Money market funds	1%	2%
Other	4%	4%

	100%	100%

The Company implemented new investment guidelines in 2005. The Company’s new asset allocation ranges are: 0-20% cash, 50-70% equity, and 30-50% fixed income. In addition to asset allocation, the Company’s investment guidelines set forth the requirement for diversification within asset class, types and classes for investment prohibited and permitted, specific indices to be used for benchmark in investment decisions, and criteria for individual security.

The Company contributed $1.7 million, $0.9 million, $0.0 and $0.3 million to its pension benefit plan for the year ended December 31, 2005, for the period from August 23, 2004 through December 31, 2004, for the period from January 1, 2004 through August 22, 2004, and for the year ended December 31, 2003, respectively.

The Company contributed $0.1 million, $0.1 million, $0.1 million and $0.2 million to its post-retirement benefit plan for the year ended December 31, 2005, for the period from August 23, 2004 through December 31, 2004, for the period from January 1, 2004 through August 22, 2004, and for the year ended December 31, 2003, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to make 2006 contributions of $1.2 million and $0.2 million, respectively, for pension and other post-retirement benefits.

Estimated future benefit payments reflecting future service are as follows (in millions):

Year ended December 31,	Pension	Other Postretirement
2006	$2.2	$0.2
2007	2.2	0.2
2008	2.3	0.3
2009	2.3	0.3
2010	2.3	0.3
2011 through 2015	12.5	1.6

Savings Plans

The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. For the fiscal year ended December 31, 2005, eligible U.S. employees could elect to contribute on a tax-deferred basis from 1% to 75%, of their compensation to a maximum of $14,000. Eligible U.S. employees over 50 years of age could also contribute an additional $4,000 on a tax-deferred basis. In Canada, employees could elect to contribute from 1% to 18% of their compensation to a maximum of $16,500 Canadian dollars. A contribution of up to 6% is considered to be a basic contribution and the Company could make a discretionary matching contribution of $0.50 for each dollar of a participant’s basic contribution. As a result of the bankruptcy, the Company’s cash contributions were suspended during the year ended December 31, 2003 through emergence on August 23, 2004. However, beginning in August 23, 2004, the Company resumed accruing a matching contribution and made its first cash payment since emergence in early 2005, which totaled $1.5 million. For the year ended December 31, 2005, the Company made a matching payment of $1.5 million in early 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Data (Unaudited)

The tables below sets forth the Successor Company’s unaudited consolidated results of operations for each of the four quarters for the year ended December 31, 2005. For the year ended December 31, 2004, the tables contains the Successor Company’s quarter ended December 31, 2004 and the period from August 23, 2004 through September 30, 2004 and Predecessor Company’s unaudited consolidated results of operations for each of the quarters ended June 30, 2004, and March 31, 2004 and for the period from July 1, 2004 through August 22, 2004 (in millions, except per share amounts):

	Three Months Ended (unaudited) (in millions, except per share data)
	Successor Company
	December 31, 2005	September 30, 2005 (Restated)	June 30, 2005 (Restated)	March 31, 2005 (Restated)
Net sales	$1,209.9	$1,333.3	$1,268.1	$1,079.8
Net sales—Cigarettes	875.4	956.2	899.8	773.8
Net sales—Food/Non-food	334.5	377.1	368.3	306.0
Cigarette inventory holding profits	0.3	0.3	2.6	2.5
Gross profit	64.7	70.9	72.4	63.0
Warehousing and distribution expenses	33.2	37.1	34.2	31.2
Selling and administrative expenses(1)	11.6	25.2	25.6	27.6
Income from operations	19.5	8.2	12.4	3.9
Interest expense, net	0.5	3.3	3.0	3.2
Foreign currency transaction (gains) losses, net	0.3	—	0.3	0.3
Net income	8.4	0.9	5.0	0.0
Basic net income per share	$0.85	$.09	$0.52	$0.01
Diluted net income per share	$0.79	$.08	$0.48	$0.01
Shares used in computing basic net income per share	9.8	9.8	9.8	9.8
Shares used in computing diluted net income per share	10.6	10.5	10.4	10.2
Depreciation and amortization	$1.8	$4.5	$3.9	$3.3
Excise taxes	$303.6	$328.7	$300.9	$261.8

(1)	Selling and administrative expenses for the three months ended December 31, 2005 have been reduced by $8.5 million due to a reduction in workers’ compensation, general and auto insurance liability accrual requirements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended (unaudited) (in millions, except per share data)
	Successor Company			Predecessor Company
		September 30, 2004
	December 31, 2004 (Restated)	August 23 to September 30, 2004 (Restated)	July 1 to August 22, 2004	June 30, 2004	March 31, 2004
Net sales	$1,061.8	$487.5	$636.8	$1,067.7	$968.6
Net sales—Cigarettes	774.4	349.9	457.7	765.7	700.5
Net sales—Food/Non-food	287.4	137.6	179.1	302.0	268.1
Cigarette inventory holding profits	1.1	—	—	0.1	0.1
Gross profit	62.5	28.4	35.6	59.4	54.8
Warehousing and distribution expenses	29.5	13.1	19.6	29.3	29.8
Selling and administrative expenses	24.4	10.5	12.0	24.2	23.1
Income from operations	8.2	4.8	4.1	5.8	1.9
Interest expense, net	3.3	1.5	0.6	1.8	2.0
Foreign currency transaction (gains) losses, net	(1.7)	(0.7)	—	—	—
Reorganization items, net	0.2	0.6	(71.7)	0.7	1.0
Net income (loss)	3.3	2.0	49.3	2.1	(0.7)
Basic net income (loss) per share	$0.33	$0.20	$5.03	$0.21	$(0.07)
Diluted net income (loss) per share	$0.33	$0.20	$5.03	$0.21	$(0.07)
Shares used in computing basic net income per share	9.8	9.8	9.8	9.8	9.8
Shares used in computing diluted net income per share	9.8	9.8	9.8	9.8	9.8
Depreciation and amortization	$3.2	$1.5	$1.5	$2.9	$2.6
Excise taxes	$253.4	$114.4	$158.7	$260.6	$224.2

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the restatement adjustments are reflected in the tables below.

	September 30, 2005 (Restated)	June 30, 2005 (Restated)	March 31, 2005 (Restated)
Net sales	$—	$—	$—
Net sales—Cigarettes	—	—	—
Net sales—Food/Non-food	—	—	—
Cigarette inventory holding profits	—	—	—
Gross profit	—	—	(0.5)
Warehousing and distribution expenses	—	—	—
Selling and administrative expenses	—	—	0.2
Income from operations	—	—	(0.7)
Interest expense, net	—	—	—
Foreign currency transaction (gains) losses, net	—	0.3	0.3
Net income (loss)	—	(0.2)	(0.6)
Basic net income (loss) per share	$—	$(0.01)	$(0.05)
Diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.05)
Shares used in computing basic net income per share	—	9.8	9.8
Shares used in computing diluted net income per share	—	10.4	10.2
Depreciation and amortization	$—	$—	$—
Excise taxes	$—	$—	$—

	Successor Company	Predecessor Company
		September 30, 2004
	December 31, 2004	August 23 to September 30, 2004	July 1 to August 22, 2004
Net sales	$—	$—	$—
Net sales—Cigarettes	—	—	—
Net sales—Food/Non-food	—	—	—
Cigarette inventory holding profits	—	—	—
Gross profit	0.5	—	—
Warehousing and distribution expenses	—	—	—
Selling and administrative expenses	(0.2)	—	—
Income from operations	0.7	—	—
Interest expense, net	—	—	—
Foreign currency transaction (gains) losses, net	(1.7)	(0.7)	—
Reorganization items, net	—	—	—
Net income	1.5	0.4	—
Basic net income per share	$0.15	$0.04	$—
Diluted net income per share	$0.15	$0.04	$—
Shares used in computing basic net income per share	9.8	9.8	—
Shares used in computing diluted net income per share	9.8	9.8	—
Depreciation and amortization	$—	$—	$—
Excise taxes	$—	$—	$—

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Segment and Geographic Information

Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company distributes consumable goods including cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products to customers in approximately in 38 states and five Canadian provinces. The Company services a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 3—Summary of Significant Accounting Policies to the consolidated financial statements. For management reporting purposes, the Company evaluates business segment performance before income taxes and other items that do not reflect the underlying business performance. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues. Information about the Company’s operations by business segment and geographical location is as follows (in millions):

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from August 23 through December 31, 2004 (Restated)	Period from January 1 through August 22, 2004	Year ended December 31, 2003
Net sales:
United States	$3,861.9	$1,186.9	$2,079.2	$3,461.3
Canada	1,008.1	355.2	583.7	853.7
Corporate adjustments and eliminations	21.1	7.2	10.2	9.3

Total	$4,891.1	$1,549.3	$2,673.1	$4,324.3

Income (loss) from continuing operations before income taxes:
United States	$16.0	$(0.8)	$(5.2)	$(11.1)
Canada	7.7	3.3	(1.6)	(0.6)
Corporate adjustments and eliminations	2.2	6.9	84.2	(253.2)

Total	$25.9	$9.4	$77.4	$(264.9)

Interest expense:
United States	$24.4	$10.0	$17.5	$15.8
Canada	(2.4)	0.2	0.5	(0.3)
Corporate adjustments and eliminations	(12.0)	(5.4)	(13.6)	(10.1)

Total	$10.0	$4.8	$4.4	$5.4

Depreciation and amortization:
United States	$8.7	$3.1	$5.7	$7.0
Canada	0.8	0.2	0.4	0.7
Corporate adjustments and eliminations	4.0	1.4	0.9	2.2

Total	$13.5	$4.7	$7.0	$9.9

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by geographic area:

	Successor Company
	As of December 31, 2005	As of December 31, 2004 (Restated)	As of August 23, 2004
Identifiable assets:
United States	$416.1	$421.8	$420.1
Canada	94.3	82.4	97.1

Total	$510.4	$504.2	$517.2

17.    Comprehensive Income (Loss)

Comprehensive income (loss) is presented in accordance with SFAS No. 130 Comprehensive Income and consists primarily of foreign currency translation adjustments and minimum pension liability adjustments, net of tax.

Accumulated other comprehensive income consisted of the following (in millions):

	Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2002	$(1.0)	$(0.2)	$(1.2)
Minimum pension liability adjustment, net of taxes of $0.1	(0.1)	—	(0.1)
Foreign currency translation adjustment	—	3.0	3.0

Balance at December 31, 2003	(1.1)	2.8	1.7
Minimum pension liability adjustment, net of taxes of $0.7	(1.1)	—	(1.1)
Foreign currency translation adjustment	—	(0.5)	(0.5)
Fresh start adjustment	2.2	(2.3)	(0.1)

Balance at August 23, 2004	—	—	—
Minimum pension liability adjustment, net of taxes of $0.6	(0.9)	—	(0.9)
Foreign currency translation adjustment, as restated	—	—	—

Balance at December 31, 2004, as restated	(0.9)	—	(0.9)
Minimum pension liability adjustment, net of taxes of $0.3	(0.4)	—	(0.4)
Foreign currency translation adjustment, as restated	—	0.1	0.1

Balance at December 31, 2005	$(1.3)	$0.1	$(1.2)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Although no disclosure is required by Item 304 (b) of Regulation S-K, as disclosed in our Form 8-K filed with the SEC on March 24, 2006 and as amended by our Form 8-K/A filed on April 17, 2006 on March 20, 2006, PricewaterhouseCoopers LLP notified us that it declined to stand for re-election as our independent registered public accounting firm upon completion of the audit and subsequent filing of our financial statements as of and for the year ended December 31, 2005 included in this Annual Report for 2005 on Form 10-K. In the Form 8-K we discuss disagreements that arose in connection with PricewaterhouseCooper LLP’s review of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 related to (i) the accounting for loss on extinguishment of debt and (ii) the preparation of the cash flow statement with respect to changes in foreign currency exchange rates. These disagreements were resolved to PricewaterhouseCooper LLP’s satisfaction. The Audit Committee of our Board of Directors is currently seeking to engage a new independent registered public accounting firm. See Item 1.A. Risk Factors for a discussion of certain risks we face if we are not able to engage a new independent public accounting firm on a timely basis to review our financial statements for the first quarter of 2006.

In connection with the reorganization of Core-Mark International, Inc. and its subsidiaries under the Plan, we retained Burr, Pilger & Mayer LLP as our independent accountants. In November 2004, we dismissed and replaced Burr, Pilger & Mayer LLP as our independent accountants. The reports of Burr, Pilger & Mayer LLP on our financial statements for the year 2003 and for the period from January 1, 2004 through August 22, 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with Burr, Pilger & Mayer LLP on any matter of accounting principles or practices, financial statement disclosure or accounting scope or procedure, which disagreements if not resolved to the satisfaction of Burr, Pilger & Mayer LLP would have caused them to make reference thereto in their report on the financial statements for such years. The decision to change accounting firms was approved by the audit committee of our board of directors. In November 2004, we engaged PricewaterhouseCoopers LLP as our new independent accountants. The replacement of Burr, Pilger & Mayer LLP by PricewaterhouseCoopers LLP was approved by our Board of Directors. We have provided Burr, Pilger & Mayer with a copy of the disclosure contained in this section of our annual report.

ITEM 9.A.	CONTROLS AND PROCEDURES

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in our internal control over financial reporting as of December 31, 2005 are as follows:

1)	The Company did not maintain an effective control environment and management did not extend the necessary rigor and commitment to disclosure controls and procedures. Specifically, elements of the Company’s finance organization were not structured with sufficient resources to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This material weakness contributed to the material weaknesses discussed in items 2 to 11 below.

2)	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Additionally, the Company did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. This material weakness contributed to the material weaknesses discussed in items 3 to 11 below.

3)	The Company did not maintain effective controls to ensure the accuracy of debt discount and debt issuance costs. Specifically, the Company did not maintain effective controls to ensure the timely write-off of debt discount and debt issuance costs, in accordance with GAAP. This control deficiency resulted in audit adjustments to other non-current assets, long-term debt, interest expense, and the extinguishment of debt expense in the Company’s 2005 annual consolidated financial statements and interim unaudited condensed consolidated financial statements for the third quarter of 2005.

4)	The Company did not maintain effective controls to ensure the appropriate classification and presentation of deferred stock-based compensation within stockholders’ equity. Specifically, the Company did not maintain effective controls to ensure the accurate presentation of deferred stock-based compensation as a separate component within the stockholders’ equity section of the consolidated balance sheet. This control deficiency resulted in an audit adjustment to additional paid-in capital and deferred stock-based compensation accounts in the Company’s 2005 annual consolidated financial statements and the interim unaudited condensed consolidated financial statements for the third quarter of 2005.

5)	The Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement. Specifically, the Company did not maintain effective controls to ensure the impact of foreign currency translation, accrued fixed asset purchases and fixed asset dispositions were appropriately presented in the cash flow statement. This control deficiency resulted in audit adjustments to the cash flows related to purchases and sales of property, plant and equipment, cigarette and tobacco taxes payable, accounts payable, pension liability, accrued and other liabilities and effects of changes in foreign currency exchange in the Company’s 2005 annual consolidated financial statements and the interim unaudited condensed consolidated financial statements for the third quarter of 2005.

6)	The Company did not maintain effective controls to ensure the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements. Specifically, the Company did not maintain effective controls to ensure the appropriate balance sheet classification and presentation based upon the nature of the account or balance. This control deficiency resulted in audit adjustments to cash, accounts receivable, other receivables, deposits and prepayments, other non-current assets, accounts payable, book overdrafts, cigarette and tobacco taxes payable, and operating expenses in the Company’s 2005 annual consolidated financial statements.

7)

The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data. Specifically, the Company did not maintain effective controls over the completeness and accuracy of the payroll expense and payroll accrual, and did not maintain effective controls to ensure the timely reconciliation of the payroll registers to the general ledger. Additionally, the Company did not maintain effective controls over the preparation, review, and monitoring of the accounts payable clearing account and the inventory pricing variance account to ensure the account balances were accurate and agreed to appropriate supporting calculations and documentation. This control deficiency resulted in a restatement of the Company’s 2004 annual consolidated financial statements and the six month period ended June 30, 2005 unaudited condensed consolidated financial statements to correct an error in the inventory pricing variance account, as well as audit adjustments in the Company’s 2005 annual consolidated financial statements.

8)	The Company did not maintain effective controls to ensure the appropriate valuation of insurance related contracts. Specifically, the Company did not maintain effective controls to appropriately value a security deposit relating to an insurance contract. This control deficiency resulted in audit adjustments to other non-current assets, long-term claims liabilities, accrued liabilities and other income in the Company’s 2005 annual consolidated financial statements.

9)	The Company did not maintain effective controls over the recording of journal entries to account for management fee contract amendments. Specifically, effective controls were not designed and in place to ensure adequate evidence of an arrangement is provided prior to recording a journal entry for contract amendments.

10)	The Company did not maintain effective controls over the accuracy of amounts subject to estimation. Specifically, the Company did not maintain effective controls to ensure timely reconciliation of estimated vendor receivables recorded in the general ledger to actual amounts received. This control deficiency resulted in audit adjustments to other receivables, inventory, deposits and prepayments, other non-current assets, accrued liabilities, cost of sales, and operating expenses in the Company’s 2005 annual consolidated financial statements.

11)	The Company did not maintain effective controls over the accurate preparation, recording, and review of foreign exchange translation adjustments. Specifically, the Company did not maintain effective controls to address the appropriateness of the assertion that the intercompany balance was permanently invested so as to ensure that the related translation adjustments were accurately prepared and recorded in accordance with GAAP. This control deficiency resulted in a restatement of the Company’s 2004 annual consolidated financial statements and the interim condensed consolidated financial statements as of and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 as well an audit adjustment to the foreign exchange gain or loss, currency translation account, and other comprehensive income in the Company’s 2005 annual consolidated financial statements.

Additionally, these material weaknesses could result in a misstatement of significant accounts and disclosures, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

The material weaknesses described in paragraphs 2,3,4,5 and 7 above were initially identified in connection with preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005. The material weaknesses described in paragraphs 1,6,8,9,10, 11 above were thereafter identified in connection with preparing the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. Management believes the newly identified material weaknesses existed in periods prior to the fourth quarter 2005. Therefore, management assessed the effect of such material weaknesses on financial statements for prior periods and, as a result, identified additional adjustments in the restatement discussed elsewhere in this Form 10-K.

Remediation of Material Weaknesses

To address the material weaknesses discussed above, the Audit Committee has directed management, with the assistance of an outside consultant, to formulate an enhancement of the Company’s remediation plan initially developed to address deficiencies identified at the time of filing of the Company’s Form 10-Q for the third quarter of 2005.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Director Compensation” and “Compensation of Named Executives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included (i) in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto, and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the following caption, and is incorporated by reference herein by reference thereto: “Certain Relationships.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from Core-Mark’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.2	2004 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.4	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.5	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.6	Credit Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto from Time to Time as Lenders, General Electric Capital Corporation as Agent and Lender, Congress Financial Corporation (Western) as Co-Syndication Agent and Lender, JP Morgan Chase Bank as Co-Syndication Agent and Lender, Bank of America, N.A. as Co-Documentation Agent and Lender, Wells Fargo Foothill, LLC as Co-Documentation Agent and Lender, and GE Canada Finance Holding Company as Canadian Lender with GECC Capital Markets Group, Inc. as Lead Arranger (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.7	First Amendment, dated September 24, 2004, to the Credit Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto from Time to Time as Lenders, General Electric Capital Corporation as Agent and Lender, Congress Financial Corporation (Western) as Co-Syndication Agent and Lender, JP Morgan Chase Bank as Co-Syndication Agent and Lender, Bank of America, N.A. as Co-Documentation Agent and Lender, Wells Fargo Foothill, LLC as Co-Documentation Agent and Lender, and GE Canada Finance Holding Company as Canadian Lender with GECC Capital Markets Group, Inc. as Lead Arranger (incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

Exhibit No.	Description

10.8	Second Amendment and Consent, dated June 30, 2005, to the Credit Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto from Time to Time as Lenders, General Electric Capital Corporation as Agent and Lender, Congress Financial Corporation (Western) as Co-Syndication Agent and Lender, JP Morgan Chase Bank as Co-Syndication Agent and Lender, Bank of America, N.A. as Co-Documentation Agent and Lender, Wells Fargo Foothill, LLC as Co-Documentation Agent and Lender, and GE Canada Finance Holding Company as Canadian Lender with GECC Capital Markets Group, Inc. as Lead Arranger (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.9	Note and Warrant Purchase Agreement, dated as of August 20, 2004, among Core-Mark Holdings Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Minter-Weisman Co., Wells Fargo Bank, N.A. and the Purchasers listed therein (incorporated by reference to Exhibit 10.9 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.10	Amendment and Consent, dated as of June 30, 2005, to the Note and Warrant Purchase Agreement, dated as of August 20, 2004, among Core-Mark Holdings Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Minter-Weisman Co., Wells Fargo Bank, N.A. and the Purchasers listed therein (incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.11	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (previously filed as Exhibit 10.10 to the Company’s Form 10 Registration Statement filed on September 6, 2005).

10.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.13	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents, and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.14	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form 10/A filed on November 7, 2005).

10.15	Amended and Restated Administrative Claims Guaranty Agreement, dated August 31, 2004, between Core-Mark Holding Company, Inc. and the Post Confirmation Trust (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

Exhibit No.	Description

10.16	Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.17	Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.18	Amendment and Acknowledgement, dated October 12, 2005, to the Subordinated Secured Guaranty Agreement, dated August 20, 2004, and the Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form 10/A filed on October 21, 2005).

10.19	Waiver letter dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 31, 2006).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-K).

14.1	Core-Mark Code of Ethics.

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK INTERNATIONAL, INC.

Date: April 13, 2006	By:	J. MICHAEL WALSH
J. Michael Walsh
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. MICHAEL WALSH J. Michael Walsh	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2006

/s/ JAMES E. WALL James E. Wall	Chief Financial Officer (Principal Financial Officer)	April 13, 2006

/s/ GREGORY P. ANTHOLZNER Gregory P. Antholzner	Vice President, Finance and Control (Principal Accounting Officer)	April 13, 2006

/s/ RANDOLPH I. THORNTON Randolph I. Thornton	Chairman of the Board of Directors	April 13, 2006

/s/ STUART W. BOOTH Stuart W. Booth	Director	April 13, 2006

Robert A. Allen	Director

/s/ GARY F. COLTER Gary F. Colter	Director	April 13, 2006

/s/ HARVEY F. TEPNER Harvey F. Tepner	Director	April 13, 2006

/s/ L. WILLIAM KRAUSE L. William Krause	Director	April 13, 2006

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2003
Allowances:
Trade receivables	$4,806	$3,354	$(2,607)	$—	$5,553
Vendor allowances	515	1,384	(229)	—	1,670
Inventory reserves	1,892	846	(539)	79	2,278
Valuation allowance on deferred tax assets	4,148	—	—	—	4,148

	$11,361	$5,045	$(2,836)	$79	$13,649

Period from January 1, 2004 through August 22, 2004
Allowances:
Trade receivables	$5,553	$2,775	$(1,356)	$—	$6,972
Vendor allowances	1,670	(87)	(661)	2,804	3,726
Inventory reserves	2,278	1,820	(2,985)	21	1,134
Valuation allowance on deferred tax assets	4,148	—	(4,148)	—	—

	$13,649	$4,179	$(8,822)	$2,826	$11,832

Period from August 23, 2004 through December 31, 2004
Allowances:
Trade receivables, as restated	$6,972	$2,199	$(1,682)	$—	$7,489
Vendor allowances, as restated	3,726	1,546	(784)	—	4,488
Inventory reserves	1,134	150	(144)	51	1,191
Valuation allowance on deferred tax assets	—	752	—	—	752

	$11,832	$4,521	$(2,484)	$51	$13,920

Year ended December 31, 2005
Allowances:
Trade receivables, as restated	$7,489	$873	$(1,879)	$38	$6,521
Vendor allowances, as restated	4,488	(1,206)	(967)	—	2,315
Inventory reserves	1,191	721	(791)	94	1,215
Valuation allowance on deferred tax assets	752	1,104	—	—	1,856

	$13,920	$701	$(2,846)	$132	$11,907