Form 10-Q/A
period 2005-09-30
Core-Mark Holding Company, Inc.
filed 2006-05-19
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 000-51515

CORE-MARK HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

395 Oyster Point Boulevard, Suite 415	94080
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐                    an accelerated filer  ☐                    or a non-accelerated filer  ☒

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

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

			Page
PART 1.	FINANCIAL INFORMATION

	ITEM 1.	Financial statements

		• Consolidated Balance Sheets Successor Company—as of September 30, 2005 (unaudited) and December 31, 2004	5

•         Consolidated Statements of Operations

Successor Company—Three and nine months ended September 30, 2005 (unaudited)

Successor Company—for the period from August 23, 2004 through September 30, 2004 (unaudited)

Predecessor Company—for the period from July 1, 2004 through August 22, 2004 (unaudited)

Predecessor Company—for the period from January 1, 2004 through August 22, 2004

			6-7

		• Consolidated Statements of Cash Flows Successor Company—Nine months ended September 30, 2005 (unaudited) Successor Company—for the period from August 23, 2004 through September 30, 2004 (unaudited) Predecessor Company—for the period from January 1, 2004 through August 22, 2004	8

		• Notes to Consolidated Financial Statements (unaudited)	9

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

	ITEM 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION

	ITEM 6.	Exhibits	62

EXHIBIT INDEX			63

SIGNATURES			64

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005, each included (or included in part) in our quarterly report on Form 10-Q for the third quarter of 2005 initially filed with the Securities and Exchange Commission on November 30, 2005 should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances. Accordingly, this Amendment No. 1 to our quarterly report on Form 10-Q for the third quarter of 2005 is being filed to reflect the restatement of the Company’s financial statements for such periods and the period from August 23, 2004 to September 30, 2004 to correct such error and to correct inventory valuation errors and other errors in estimation. This Amendment No. 1 is also being filed to reflect the identification of additional material weaknesses in internal controls over financial reporting following the initial filing of the Form 10-Q.

In addition to the changes discussed above, the Company has (i) revised excise tax figures included in footnote (a) to the Company’s unaudited consolidated statement of operations to increase the amounts presented for all periods from previously reported amounts due to the use of a revised calculation based on actual invoices rather than estimated amounts (this revision represents only a change in the presentation of the disclosure and does not represent a change in results of operations), (ii) conformed the presentation of accounts payable and book overdrafts (and related statement of cash flows line items) to the balance sheet classifications (and related statement of cash flow line items) reported in our Form 10-K for 2005 filed on April 14, 2006 and (iii) conformed the presentation of statement of cash flows line items for borrowings and repayments under revolving lines of credit to such line items reported in our Form 10-K for 2005 filed on April 14, 2006.

Part I—Item 1—Financial Statements, Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I—Item 4—Controls and Procedures and Part II—Item 6—Exhibits are revised in this filing to reflect the above changes. Except as discussed above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after the Form 10-Q was initially filed on November 30, 2005.

For further information concerning the restatement and the specific adjustments made see Part I—Item 2—Management Discussion’s and Analysis of Financial Condition and Results of Operations—Restatements of Financial Information and Note 2 to the Unaudited Consolidated Interim Financial Statements.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents .	$30.4	$26.2
Restricted cash	12.2	12.1
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $7.5, respectively	143.3	133.9
Other receivables, net	23.2	34. 1
Inventories, net	155.4	186. 4
Deposits and prepayments	36.0	36.9

Total current assets	400.5	429.6
Property and equipment, net	38.7	41.3
Deferred income taxes	3.3	0.7
Other non-current assets, net	34.8	32.6

Total assets	$477.3	$504.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (1)	$44.2	$40.6
Book overdrafts (1)	21.5	20.7
Cigarette and tobacco taxes payable	61.5	49.0
Accrued liabilities.	2	60.3
Income taxes payable	3.5	15.6
Deferred income taxes	13.7	14.4

Total current liabilities	204.6	200.6
Long-term debt, net	35.6	77.5
Other tax liabilities	1.8	1.8
Claims liabilities, net of current portion	48.1	46.3
Pension liabilities	11.4	11.4

Total liabilities	301.5	337.6

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,808,542 shares issued and outstanding at September 30, 2005)	0.1	0.1
Additional paid-in capital	165.1	162.1
Retained earnings	11.2	5.3
Accumulated other comprehensive income	(0.6)	(0.9)

Total stockholders’ equity	175.8	166.6

Total liabilities and stockholders’ equity	$477.3	$504.2

(1)	These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from July 1 through August 22, 2004
	Restated	Restated
Net sales (a)	$1,333.3	$487.5	$636.8
Cost of goods sold (a) (b)	1,262.4	459.1	601.2

Gross profit	70.9	28.4	35.6

Warehousing and distribution expenses	37.1	13.1	19.6
Selling, general and administrative expenses	25.2	10.4	11.9
Amortization of intangible assets	0.4	0.1	—

Total operating expenses	62.7	23.6	31.5

Income from operations	8.2	4.8	4.1
Interest expense, net	3.3	1.5	0.6
Loss on early extinguishment of debt	2.6	—	—
Foreign currency transaction (gains) losses, net	—	(0.7)	—
Reorganization items, net	—	0.6	(71.7)
Amortization of debt issuance costs	0.4	0.2	—

Income before income taxes	1.9	3.2	75.2
Provision for income taxes	1.0	1.2	25.9

Net income	$0.9	$2.0	$49.3

Basic income per common share	$0.09	$0.20	$5.03

Diluted income per common share	$0.08	$0.20	$5.03

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.5	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $328.7, $114.4 and $158.7 for the three months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from July 1 through August 22, 2004, respectively. These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $2.0, $0.9, and $0.9, that have been included in warehousing and distribution expenses for the three months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from July 1 through August 22, 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from January 1 through August 22, 2004
	Restated	Restated
Net sales (a)	$3,681.2	$487.5	$2,673.1
Cost of goods sold (a) (b)	3,474.9	459.1	2,523.3

Gross profit	206.3	28.4	149.8

Warehousing and distribution expenses	102.5	13.1	78.7
Selling, general and administrative expenses	78.4	10.4	59.3
Amortization of intangible assets	0.9	0.1	—

Total operating expenses	181.8	23.6	138.0

Income from operations	24.5	4.8	11.8
Interest expense, net	9.5	1.5	4.4
Loss on early extinguishment of debt	2.6	—	—
Foreign currency transaction (gains) losses, net	0.6	(0.7)	—
Reorganization items, net	—	0.6	(70.0)
Amortization of debt issuance costs	0.9	0.2	—

Income before income taxes	10.9	3.2	77.4
Provision for income taxes	5.0	1.2	26.7

Net income	$5.9	$2.0	$50.7

Basic income per common share	$0.61	$0.20	$5.17

Diluted income per common share	$0.57	$0.20	$5.17

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.4	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $891.4, $114.4 and $643.5 for the nine months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from January 1 through August 22, 2004, respectively. These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.
(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $5.8, $0.9, and $3.6, that have been included in warehousing and distribution expenses for the nine months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from January 1 through August 22, 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions, except per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Nine months ended September 30, 2005	Period from August 23 through September 30, 2004	Period from January 1 through August 22, 2004
	Restated	Restated
Cash flows from operating activities:
Net income	$5.9	$2.0	$50.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory reserves	5.0	0.5	2.7
Fresh-start accounting adjustments, net	—	—	(81.3)
Amortization of stock-based compensation expense	3.0	0.2	—
Allowance for doubtful accounts	0.6	0.4	5.7
Depreciation and amortization	11.7	1.4	7.0
Loss on early extinguishment of debt	2.3	—	—
Foreign currency transaction (gains) losses, net	0.6	(0.7)	—
Deferred income taxes	(3.5)	(0.3)	21.7
Changes in operating assets and liabilities:
Restricted cash	(0.1)	6.4	(6.7)
Accounts receivable	(9.3)	1.4	(6.4)
Other receivables	11.1	19.0	9.7
Inventories	26.3	2.2	47.8
Deposits, prepayments and other non-current assets	(5.4)	4.2	(22.8)
Accounts payable	3.1	1.4	11.2
Cigarette and tobacco taxes payable	11.1	(5.9)	(1.1)
Liabilities subject to compromise	—	—	(55.6)
Pension, claims and other accrued liabilities and income taxes payable	(10.7)	4.2	(7.4)

Net cash provided by (used in) operating activities	51.7	36.4	(24.8)

Cash flows from investing activities:
Additions to property and equipment, net	(4.2)	(0.2)	(6.4)

Net cash used in investing activities	(4.2)	(0.2)	(6.4)

Cash flows from financing activities:
Proceeds from emergence financing	—	—	120.5
Net cash distributed to Trusts upon emergence	—	—	(139.6)
Net capital distributions from Fleming	—	—	55.0
Borrowing under revolving line of credit(1)	18.7	—	—
Repayments under revolving line of credit(1)	(28.0)	(36.6)	—
Principal payments on long-term debt	(35.5)	—	—
Changes in debt issuance costs	—	—	(3.8)
Increase (decrease) in book overdrafts	0.8	(1.8)	3.0

Net cash (used in) provided by financing activities	(44.0)	(38.4)	35.1

Effects of changes in foreign exchange rates	0.7	0.7	(0.5)

Increase (decrease) in cash and cash equivalents	4.2	(1.5)	3.4
Cash and cash equivalents, beginning period	26.2	34.5	31.1

Cash and cash equivalents, end of period	$30.4	$33.0	$34.5

Supplemental disclosures:
Cash paid during the period for:
Income Taxes	$20.7	$0.3	$—
Interest	$9.4	$0.4	$—
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$—	$0.1	$1.6
Pre-petition claim payments	$—	$—	$54.9
Non-cash transactions	$—	$—	$1.6

(1)	These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

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

The Company entered into a Note and Warrant Purchase Agreement on August 23, 2004, referred to as the Tranche B Note Agreement, incurred an aggregate of $60 million in obligations thereunder in the form of notes

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and letters of credit issued for the Company’s account, and issued warrants to the Tranche B noteholders to purchase an aggregate of 247,654 shares of common stock. The notes, letters of credit and warrants issued under the Tranche B Note Agreement are referred to as the Tranche B Notes, the Tranche B Letters of Credit and the Tranche B Warrants, respectively. The Tranche B Warrants have an exercise price of $15.50 per share, the fair value of common stock as determined pursuant to the Plan, are immediately exercisable, and expire in 2011. (See Note 13—Subsequent Events.)

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

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that the audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and the unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005, each included (or included in part) in the quarterly report on Form 10-Q for the third quarter of 2005, filed with the Securities and Exchange Commission on November 30, 2005 should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances. Specifically, management determined that foreign currency translation adjustments related to intercompany balances of the Company’s Canadian branch were incorrectly recorded as a component of comprehensive income directly to stockholders’ equity. These intercompany balances were incorrectly thought to be of a permanent nature. Because such intercompany balances post-emergence were not permanent in nature and were fluctuating throughout the period, the foreign exchange gains or losses should have been recorded as a gain (or loss) within the income statement. Accordingly, the Company is restating its financial statements for such periods and the period from August 23, 2004 to September 30, 2004 in this Amendment No. 1 to the Form 10-Q to correct the above error and to correct the additional errors discussed below.

In connection with this restatement, the Company also corrected an approximately $0.4 million inventory overvaluation error (and a corresponding understatement of cost of goods sold) in the financial statements for the nine months ended September 30, 2005. Additionally, the restatement reflects adjustments for the nine months ended September 30, 2005 to correct estimation errors and to correct errors in certain balance sheet classifications as of September 30, 2005. The correction of the estimation errors resulted in an approximately $0.1 million increase in cost of goods sold and an approximately $0.2 million increase in selling, general and administrative expenses for the nine months ended September 30, 2005. In addition, diluted earnings per share for the three months ended September 30, 2005 decreased from $0.09 to $0.08 as a result of a change in the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of calculating diluted earnings per share. Previously, the Company calculated diluted earning per share by dividing net income expressed in millions by fully diluted shares. As restated, diluted earnings per share are calculated by dividing net income expressed in dollars by fully diluted shares.

The correction of the error relating to the accounting of foreign currency translation adjustments had the effect of increasing (decreasing) income before income taxes, net income and earnings per diluted share by $0.7 million, $0.4 million and $0.04, respectively, for the period August 23 through September 30, 2004 and by $(0.6) million, $(0.3) million and $(0.03), respectively, for the nine months ended September 30, 2005.

The aggregate effect of correcting the accounting errors described above was as follows:

For the period from August 23, 2004 through September 30, 2004, income before income taxes increased by $0.7 million, net income increased by $0.4 million and diluted earnings per share increased $0.04. For the nine months ending September 30, 2005, income before income taxes decreased $1.3 million, net income decreased $0.8 million and diluted earnings per share decreased $0.07. There was no impact to income from continuing operations or net income for the three months ended September 30, 2005, however, diluted earnings per share decreased by $0.01 from $0.09 to $0.08 as a result of the change in the method of calculating diluted earnings per share.

Unless otherwise noted, all financial information set forth herein reflects the restatement of the Company’s financial statements for the first three quarters of fiscal year 2005 and for the period from August 23 through December 31, 2004. Although the financial statements for the third quarter of 2005 are being restated, the restatement impacts only the nine month period ended September 30, 2005 included in such financial statements and, other than the adjustment resulting from the change in the method of calculating diluted earnings per share, no adjustment is being made to the three month period ended September 30, 2005.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of these adjustments on previously reported financial statements are summarized in the tables below:

CONSOLIDATED BALANCE SHEET CHANGES

(In millions except share data)

	September 30, 2005 (Unaudited)
	As filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$30.4	$—	$30.4
Restricted cash	12.2	—	12.2
Accounts receivable, net of allowance for doubtful accounts of $6.7	141.5	1.8	143.3
Other receivables, net	22.3	0.9	23.2
Inventories, net	155.4	—	155.4
Deposits and prepayments	38.4	(2.4)	36.0

Total current assets	400.2	0.3	400.5
Property and equipment, net	38.7	—	38.7
Deferred income taxes	3.3	—	3.3
Other non-current assets, net	33.1	1.7	34.8

Total assets	$475.3	$2.0	$477.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(1)	$42.2	$2.0	$44.2
Book overdrafts(1)	21.5	—	21.5
Cigarette and tobacco taxes payable	61.5	—	61.5
Accrued liabilities	60.2	—	60.2
Income taxes payable	2.8	0.7	3.5
Deferred income taxes	13.7	—	13.7

Total current liabilities	201.9	2.7	204.6
Long-term debt, net	35.6	—	35.6
Other tax liabilities	1.8	—	1.8
Claims liabilities, net of current portion	48.1	—	48.1
Pension liabilities	11.4	—	11.4

Total liabilities	298.8	2.7	301.5

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,808,542 shares issued and outstanding at September 30, 2005)	0.1	—	0.1
Additional paid-in capital	165.1	—	165.1
Retained earnings	10.1	1.1	11.2
Accumulated other comprehensive income	1.2	(1.8)	(0.6)

Total stockholders’ equity	176.5	(0.7)	175.8

Total liabilities and stockholders’ equity	$475.3	$2.0	$477.3

(1)	These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET CHANGES

(In millions except share data)

	December 31, 2004
	As Filed in Form 10/A on October 21, 2005	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$26.2	$—	$26.2
Restricted cash	12.1	—	12.1
Accounts receivable, net of allowance for doubtful accounts of $7.7	131.7	2.2	133.9
Other receivables, net	34.8	(0.7)	34.1
Inventories, net	186.3	0.1	186.4
Deposits and prepayments	38.7	(1.8)	36.9

Total current assets	429.8	(0.2)	429.6
Property and equipment, net	41.3	—	41.3
Deferred income taxes	0.7	—	0.7
Other non-current assets, net	31.8	0.8	32.6

Total assets	$503.6	$0.6	$504.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(1)	$40.5	$0.1	$40.6
Book overdrafts(1)	20.7	—	20.7
Cigarette and tobacco taxes payable	49.0	—	49.0
Accrued liabilities	60.5	(0.2)	60.3
Income taxes payable	14.4	1.2	15.6
Deferred income taxes	14.4	—	14.4

Total current liabilities	199.5	1.1	200.6
Long-term debt, net	77.5	—	77.5
Other tax liabilities	1.8	—	1.8
Claims liabilities, net of current portion	46.3	—	46.3
Pension liabilities	11.4	—	11.4

Total liabilities	336.5	1.1	337.6

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 9,815,375 shares issued and outstanding at December 31, 2004)	0.1	—	0.1
Additional paid-in capital	162.1	—	162.1
Retained earnings	3.4	1.9	5.3
Accumulated other comprehensive income	1.5	(2.4)	(0.9)

Total stockholders’ equity	167.1	(0.5)	166.6

Total liabilities and stockholders’ equity	$503.6	$0.6	$504.2

(1)	These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS CHANGES

(In millions, except per share data)

	Nine months ended September 30, 2005 (Unaudited)
	As Filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Net sales (a)	$3,681.2	$—	$3,681.2
Cost of goods sold (a) (b)	3,474.4	0.5	3,474.9

Gross profit	206.8	(0.5)	206.3

Warehousing and distribution expenses	102.5	—	102.5
Selling, general and administrative expenses	78.2	0.2	78.4
Amortization of intangible assets	0.9	—	0.9

Total operating expenses	181.6	0.2	181.8

Income from operations	25.2	(0.7)	24.5
Interest expense, net	9.5	—	9.5
Loss on early extinguishment of debt	2.6	—	2.6
Foreign currency transaction (gains) losses, net	—	0.6	0.6
Amortization of debt issuance costs	0.9	—	0.9

Income (loss) from operations before income taxes	12.2	(1.3)	10.9
Provision for income taxes	5.5	(0.5)	5.0

Net income (loss)	$6.7	$(0.8)	$5.9

Basic income (loss) per common shares
Net income (loss)	$0.68	$(0.07)	$0.61

Diluted income (loss) per common share:
Net income (loss)	$0.64	$(0.07)	$0.57

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	10.4	10.4	10.4

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $891.4 for the nine months ended September 30, 2005. This balance has been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $5.8 that has been included in warehousing and distribution expenses for the nine months ended September 30, 2005.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS CHANGES

(In millions, except share data)

	Period from August 23 through September 30, 2004
	As Filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Net sales (a)	$487.5	$—	$487.5
Cost of goods sold (a)(b)	459.1	—	459.1

Gross profit	28.4	—	28.4

Warehousing and distribution expenses	13.1	—	13.1
Selling, general and administrative expenses	10.4	—	10.4
Amortization of intangible assets	0.1	—	0.1

Total operating expenses	23.6	—	23.6

Income from operations	4.8	—	4.8
Interest expense, net	1.5	—	1.5
Reorganization items, net	0.6	—	0.6
Foreign currency transaction (gains) losses	—	(0.7)	(0.7)
Amortization of debt issuance costs	0.2	—	0.2

Income from operations before income taxes	2.5	0.7	3.2
Provision for income taxes	0.9	0.3	1.2

Net income	$1.6	$0.4	$2.0

Basic income per common share:
Continuing operations	$0.16	$0.04	$0.20
Discontinued operations	—	—	—

Net income	$0.16	$0.04	$0.20

Diluted income per common share:
Continuing operations	$0.16	$0.04	$0.20
Discontinued operations	—	—	—

Net income	$0.16	$0.04	$0.20

Basic weighted average shares	9.8	9.8	9.8
Diluted weighted average shares	9.8	9.8	9.8

(a)	State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $114.4 for the period August 23 through September 30, 2004. This balance has been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

(b)	Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $0.9 that has been included in warehousing and distribution expenses for the period August 23 through September 30, 2004.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Nine months ended September 30, 2005 (Unaudited)
	As filed in Form 10-Q on November 30, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$6.7	$(0.8)	$5.9
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	5.0	—	5.0
Amortization of stock-based compensation expense	3.0	—	3.0
Allowance for doubtful accounts	0.6	—	0.6
Depreciation and amortization	11.7	—	11.7
Loss on early extinguishment of debt	2.3	—	2.3
Foreign currency transaction (gains) losses, net	—	0.6	0.6
Deferred income taxes	(3.5)	—	(3.5)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(0.1)	—	(0.1)
Accounts receivable	(9.7)	0.4	(9.3)
Other receivables	12.7	(1.6)	11.1
Inventories	26.2	0.1	26.3
Deposits, prepayments and other non-current assets	(5.1)	(0.3)	(5.4)
Accounts payable	1.2	1.9	3.1
Cigarette and tobacco taxes payable	11.1	—	11.1
Pension, claims and other accrued liabilities and income taxes payable	(10.4)	(0.3)	(10.7)

Net cash provided by operating activities	51.7	—	51.7

Cash flows from investing activities:
Additions to property and equipment, net	(4.2)	—	(4.2)

Net cash used in investing activities	(4.2)	—	(4.2)

Cash flows from financing activities:
Borrowings under revolving line of credit(1)	18.7	—	18.7
Repayments under revolving line of credit(1)	(28.0)	—	(28.0)
Principal payments on long-term debt	(35.5)	—	(35.5)
Increase in book overdrafts	0.8	—	0.8

Net cash used in financing activities	(44.0)	—	(44.0)

Effects of changes in foreign exchange rates	0.7	—	0.7

Increase in cash and cash equivalents	4.2	—	4.2
Cash and cash equivalents, beginning period	26.2	—	26.2

Cash and cash equivalents, end of period	$30.4	—	$30.4

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$20.7	$—	$20.7
Interest	$9.4	$—	$9.4

(1)	These balances have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW CHANGES

(in millions)

	Period from August 23 through September 30, 2004 (Unaudited)
	As filed in Form 10Q on November 30, 2005	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1.6	$0.4	$2.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	0.5	—	0.5
Amortization of stock-based compensation expense	0.2	—	0.2
Allowance for doubtful accounts	0.4	—	0.4
Depreciation and amortization	1.4	—	1.4
Foreign currency transaction (gains) losses, net	—	(0.7)	(0.7)
Deferred income taxes	(0.3)	—	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	6.4	—	6.4
Accounts receivable	1.4	—	1.4
Other receivables	19.0	—	19.0
Inventories	2.2	—	2.2
Deposits, prepayments and other non-current assets	4.2	—	4.2
Accounts payable	1.4	—	1.4
Cigarette and tobacco taxes payable	(5.9)	—	(5.9)
Pension, claims and other accrued liabilities and income taxes payable	3.9	0.3	4.2

Net cash provided by operating activities	36.4	—	36.4

Cash flows from investing activities:
Additions to property and equipment, net	(0.2)	—	(0.2)

Net cash used in investing activities	(0.2)	—	(0.2)

Cash flows from financing activities:
Repayments under revolving line of credit(1)	(36.6)	—	(36.6)
Decrease in book overdrafts	(1.8)	—	(1.8)

Net cash used in financing activities	(38.4)		(38.4)

Effects of changes in foreign exchange rates	0.7		0.7

Decrease in cash and cash equivalents	(1.5)	—	(1.5)
Cash and cash equivalents, beginning period	34.5	—	34.5

Cash and cash equivalents, end of period	$33.0	—	$33.0

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0.3	$—	$0.3
Interest	$0.4	$—	$0.4
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$0.1	$—	$0.1

(1)	These balances (repayments and borrowings under revolving line of credit, presented here net) have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006. See Note 3—Basis of Presentation and Principles of Consolidation—Reclassifications.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Basis of Presentation and Principles of Consolidation

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

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the period from January 1, 2004 through August 22, 2004, and for the period from August 23, 2004 through December 31, 2004, which are included in the Company’s Form 10, as amended on May 19, 2006 to reflect the restatement of such financial statements.

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

Reclassifications

Certain financial statement reclassifications have been made to the prior period presentation in order to conform them to the current period presentation. Such reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported. Certain balances noted below have been reclassified in this Form 10-Q/A to conform to the balance sheet presentation in the Form 10-K filed on April 14, 2006

Consolidated Balance Sheets

As initially reported in the Form 10-Q filed on November 30, 2005 accounts payable of $63.7 million included book overdrafts of $21.5 million at September 30, 2005. As initially reported in the Form 10, as amended, filed on October 21, 2005 accounts payable of $61.2 million included book overdrafts of $20.7 million at December 31, 2004.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excise Taxes

The Company has revised excise tax figures to increase the amounts presented for all periods from previously reported amounts due to the use of a revised calculation based on actual invoices rather than estimated amounts. This revision represents only a change in the presentation of the disclosure and does not represent a change in results of operations. The previously reported amounts are below:

As initially reported in the Form 10-Q filed on November 30, 2005, state and provincial cigarette and tobacco excise taxes paid by the Company which are included in both sales and cost of goods sold and totaled $321.6 million , $110.3 million and $151.9 million for the three months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from July 1 through August 22, 2004, respectively.

State and provincial cigarette and tobacco excise taxes paid by the Company totaled $868.9 million, $110.3 million and $616.5 million for the nine months ended September 30, 2005 and for the periods from August 23 through September 30, 2004 and from January 1 through August 22, 2004, respectively.

Consolidated Statements of Cash Flows

As initially reported in the Form 10-Q filed on November 30, 2005 borrowings and repayments under revolving line of credit were reported gross at $3,026.3 million and $3,035.6 million, respectively, versus the current net presentation for the nine months ended September 30, 2005. As initially reported in the Form 10-Q borrowings and repayments under revolving line of credit were reported gross at $351.6 million and $388.2 million, respectively, versus the current net presentation for the period from August 23, 2004 through September 30, 2005. As initially reported in the Form 10, as amended, filed on October 21, 2005 borrowings and repayments under revolving line of credit were reported gross at $1,220.1 million and $1,261.5 million, respectively.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.	Inventories

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

Inventories consist of the following (unaudited) (in millions):

	September 30, 2005	December 31, 2004
Inventories at FIFO, net of reserves	$162.2	$188.2
Less: LIFO reserve	(6.8)	(1.8)

Inventories, net	$155.4	$186.4

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories.

The following table identifies the increase in cost of goods sold resulting from the change in the LIFO reserve (unaudited) (in millions):

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Comprehensive Income

Comprehensive income consists of net income, minimum pension liability adjustment and foreign currency translation adjustments. The components of comprehensive income for the three months ended September 30, 2005 and for the periods from July 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004, respectively, are as follows (unaudited) (in millions):

	Successor Company		Predecessor Company
	For the Three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
		Restated
Components of comprehensive income:
Net income	$0.9	$2.0	$49.3
Minimum pension liability adjustment, net of tax	—	—	(0.6)
Foreign currency translation adjustment	—	—	(2.2)
Fresh-start adjustment	—	—	(0.1)

Total comprehensive income	$0.9	$2.0	$46.4

The components of comprehensive income for the nine months ended September 30, 2005 and for the periods from January 1, 2004 through August 22, 2004 and from August 23, 2004 through September 30, 2004, respectively, are as follows (unaudited ) (in millions):

	Successor Company		Predecessor Company
	For the Nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	Restated	Restated
Components of comprehensive income:
Net income	$5.9	$2.0	$50.7
Minimum pension liability adjustment, net of tax	—	—	(1.1)
Foreign currency translation adjustment	0.1	—	(0.5)
Fresh-start adjustment	—	—	(0.1)

Total comprehensive income	$6.0	$2.0	$49.0

6.	Long-term Debt

Revolving Credit Facility

During the nine months ended September 30, 2005, the maximum amount of borrowing and letters of credit outstanding under the revolving credit facility were $52.7 million and $38.7 million, respectively. For the three and nine months ended September 30, 2005 we paid total unused facility fees of $0.2 million and $0.9 million,

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. As of September 30, 2005, the total borrowings outstanding under the revolving credit facility were $35.6 million and letters of credit outstanding were $28.7 million. The weighted average interest rates for the three and nine months ended September 30, 2005 for the revolving credit facility were 6.2% and 5.6%, respectively. As of September 30, 2005, the Company was in compliance with all of its covenants and had a net available borrowing capacity of approximately $107.1 million.

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

The Company’s long-term debt and outstanding letters of credit were as follows (unaudited) (in millions):

	September 30, 2005	December 31, 2004

Revolving credit facility	$35.6	$45.0
Tranche B notes payable	—	35.5

Subtotal	35.6	80.5
Less: Debt discount	—	(3.0)

Subtotal	35.6	77.5
Less: Current portion of long-term debt	—	—

Total long-term debt, net of current portion	$35.6	$77.5

Letters of credit outstanding	$53.2	$61.2

On October 13, 2005, the Company entered into a new five-year $250 million revolving credit agreement which we refer to as the 2005 Credit Facility, that refinanced and replaced the prior revolving credit facility and Tranche B Note Agreement and repaid all debt and replaced or cash collateralized all letters of credit outstanding under the prior agreements and terminated those agreements (see Note 13—Subsequent Events.)

7.	Income Taxes

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.	Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (unaudited) (in millions, except per share amounts):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period ended August 23, 2004 through September 30, 2004	For the period from ended July 1, 2004 through August 22, 2004
	Restated	Restated	Restated
Net income	$0.9	$2.0	$49.3

Basic weighted-average shares outstanding	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	—	—
Stock options	0.2	—	—
Class 6 (b) warrants	0.3	—	—
Tranche B warrants	0.1	—	—

Diluted weighted-average shares outstanding	10.5	9.8	9.8

Basic net income per share	$0.09	$0.20	$5.03

Diluted net income per share	$0.08	$0.20	$5.03

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period ended August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	Restated	Restated
Net income	$5.9	$2.0	$50.7

Basic weighted-average shares outstanding	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	—	—
Stock options	0.2	—	—
Class 6 (b) warrants	0.2	—	—
Tranche B warrants	0.1	—	—

Diluted weighted-average shares outstanding	10.4	9.8	9.8

Basic net income per share	$0.61	$0.20	$5.17

Diluted net income per share	$0.57	$0.20	$5.17

9.	Stock-Based Compensation Plans

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

10. Employee Benefit Plans

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments

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

12.	Segment and Geographic Information

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s operations by business segment and geographic areas is as follows (unaudited) (in millions):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from July 1, 2004 through August 22, 2004
		Restated
Net sales:
United States	$1,055.1	$379.0	$493.6
Canada	272.2	106.0	140.9
Corporate adjustments and eliminations	6.0	2.5	2.3

Total	$1,333.3	$487.5	$636.8

Income (loss) before income taxes:
United States	$2.4	$—	$0.3
Canada	1.8	0.6	(0.2)
Corporate adjustments and eliminations	(2.3)	2.6	75.1

Total	$1.9	$3.2	$75.2

Interest expense:
United States	$6.4	$3.0	$4.3
Canada	(0.5)	—	0.1
Corporate adjustments and eliminations	(2.6)	(1.5)	(3.8)

Total	$3.3	$1.5	$0.6

Depreciation and amortization:
United States	$4.1	$0.9	$0.8
Canada	0.1	0.1	—
Corporate adjustments and eliminations	0.3	0.4	0.6

Total	$4.5	$1.4	$1.4

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Successor Company		Predecessor Company
	For the nine months ended September 30, 2005	For the period from August 23, 2004 through September 30, 2004	For the period from January 1, 2004 through August 22, 2004
	Restated	Restated
Net sales:
United States	$2,907.8	$379.0	$2,079.2
Canada	755.8	106.0	583.7
Corporate adjustments and eliminations	17.6	2.5	10.2

Total	$3,681.2	$487.5	$2,673.1

Income (loss) before income taxes:
United States	$13.6	$—	$(5.2)
Canada	5.9	0.6	(1.6)
Corporate adjustments and eliminations	(8.6)	2.6	84.2

Total	$10.9	$3.2	$77.4

Interest expense:
United States	$18.6	$3.0	$17.5
Canada	(1.2)	—	0.5
Corporate adjustments and eliminations	(7.9)	(1.5)	(13.6)

Total	$9.5	$1.5	$4.4

Depreciation and amortization:
United States	$9.3	$0.9	$5.7
Canada	0.7	0.1	0.4
Corporate adjustments and eliminations	1.7	0.4	0.9

Total	$11.7	$1.4	$7.0

Identifiable assets by geographic area (unaudited) (in millions):

	September 30, 2005	December 31, 2004
	Restated	Restated
Identifiable assets:
United States	$406.9	$421.8
Canada	70.4	82.4

Total	$477.3	$504.2

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Subsequent Events

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Background

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming. On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (see Note—11 Commitments).

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

Restatement

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that the audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and the unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005, each included (or included in part) in the quarterly report on Form 10-Q for the third quarter of 2005, each filed with the Securities and Exchange Commission on November 30, 2005, should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances. Specifically, management determined that foreign currency translation adjustments related to intercompany balances of our Canadian branch were incorrectly recorded as a component of comprehensive income directly to stockholders’ equity. These intercompany balances were incorrectly thought to be of a permanent nature. Because such intercompany balances post-emergence were not permanent in nature and were fluctuating throughout the period, the foreign exchange gains or losses should have been recorded as a gain (or loss) within the income statement. Accordingly, we are restating our financial statements for such periods and the period from August 23, 2004 to September 30, 2004 in this Amendment No. 1 to the Form 10-Q to correct the above error and to correct the additional errors discussed below.

In connection with this restatement, we also corrected an approximately $0.4 million overvaluation error (and a corresponding understatement of cost of goods sold) in the financial statements for the nine months ended

September 30, 2005. Additionally, the restatement reflects adjustments for the nine months ended September 30, 2005 to correct estimation errors and to correct errors in certain balance sheet classifications as of September 30, 2005. The correction of the estimation errors resulted in an approximately $0.1 million increase in cost of goods sold and an approximately $0.2 million increase in selling, general and administrative expenses for the nine months ended September 30, 2005. In addition, diluted earnings per share for the three months ended September 30, 2005 decreased from $0.09 to $0.08 as a result of a change in the method of calculating diluted earnings per share. Previously, we calculated diluted earning per share by dividing net income expressed in millions by fully diluted shares. As restated, diluted earnings per share are calculated by dividing net income expressed in dollars by fully diluted shares.

The correction of the error relating to the accounting of foreign currency translation adjustments had the effect of increasing (decreasing) income before income taxes, net income and earnings per diluted share by $0.7 million, $0.4 million and $0.04, respectively, for the period August 23 through September 30, 2004 and by $(0.6) million, $(0.3) million and $(0.03), respectively, for the nine months ended September 30, 2005.

The aggregate effect of correcting the accounting errors described above was as follows:

For the period from August 23, 2004 through September 30, 2004, income before income taxes increased by $0.7 million, net income increased by $0.4 million and diluted earnings per share increased $0.04. For the nine months ending September 30, 2005, income before income taxes decreased $1.3 million, net income decreased $0.8 million and diluted earnings per share decreased $0.07. There was no impact to income from continuing operations or net income for the three months ended September 30, 2005, however, diluted earnings per share decreased by $0.01 from $0.09 to $0.08 as a result of the change in the method of calculating diluted earnings per share.

Unless otherwise noted, all financial information set forth below reflects the restatement of our financial statements for the first three quarters of fiscal year 2005 (unaudited) and for the period from August 23 through December 31, 2004. Although the financial statements for the third quarter of 2005 are being restated, the restatement impacts only the nine month period ended September 30, 2005 (unaudited) included in such financial statements and, other than the adjustment resulting from the change in the method of calculating diluted earnings per share, no adjustment is being made to the three month period ended September 30, 2005 (unaudited).

The following table shows the impact of the restatement on our operating income and our net income in the relevant periods:

Effects of Restatement

(unaudited)

in millions, except per share amounts	Three months ended September 30, 2005		Nine months ended September 30, 2005		Period from August 23 through September 30, 2004
	As Reported	Restated	As Reported	Restated	As Reported	Restated
Income before income taxes	$1.9	$1.9	$12.2	$10.9	$2.5	$3.2
Net Income	0.9	0.9	6.7	5.9	1.6	2.0
Diluted income per common share	$0.09	$0.08	$0.64	$0.57	$0.16	$0.20

The financial information set forth below reflects the restatement of our financial statements for the period from August 23 through September 30, 2004 and the three and nine months ended September 30, 2005 , as discussed in Note 2 to the Unaudited Consolidated Interim Financial Statements.

Executive Summary of Results of Operations

For the three months ended September 30, 2005 net sales were $1.3 billion, an increase of $209.0 million, or 18.6%, compared to the three months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. Gross profit decreased as a percentage of sales due to the impact of cigarette excise taxes on sales, a reduction in rebates and allowances received from our vendors and lower margins earned related to sales to the three new significant customers. The significant tax increases are reflected as an increase in net sales while our gross profit dollars generally remained unaffected as a result of the tax increases. For the three months ended September 30, 2005, warehousing and distribution expenses increased by $4.4 million and selling, general and administrative expenses increased by $2.7 million compared to the three months ended September 30, 2004. As a percentage of sales, warehousing and distribution expenses decreased from 2.9% to 2.8%, while selling general and administrative expenses decreased from 2.0% to 1.9%. These improvements were primarily related to cost reductions associated with the re-engineering of three of our distribution centers and leveraging fixed costs in relation to net sales increases at our other distribution centers. Selling, general and administrative expenses were negatively impacted by audit, legal and audit-related consulting costs of approximately $0.8 million incurred primarily in support of our requirement to become a public company. Additionally, we incurred expenses of approximately $0.3 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002.

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

(in millions)	Successor 2005 compared to Successor and Predecessor combined 2004	Successor three months ended September 30, 2005	2005 % of Net Sales	Combined Successor and Predecessor three months ended September 30, 2004	Combined 2004 % of Net Sales	Successor Period from August 23, through September 30, 2004	Predecessor Period from July 1 through August 22, 2004
	(Restated)			(Restated)	(Restated)	(Restated)
Net sales	$209.0	$1,333.3	100.0	$1,124.3	100.0	$487.5	$636.8
Net sales—Cigarettes	148.7	956.2	71.7	807.5	71.8	349.9	457.6
Net sales—Food/Non-food	60.3	377.1	28.3	316.8	28.2	137.6	179.2
Gross profit	6.9	70.9	5.3	64.0	5.7	28.4	35.6
Warehousing and distribution expenses	4.4	37.1	2.8	32.7	2.9	13.1	19.6
Selling, general and administrative expenses	2.9	25.2	1.9	22.3	2.0	10.4	11.9
Income from operations	(0.7)	8.2	0.6	8.9	0.8	4.8	4.1
Interest expense, net	1.2	3.3	0.2	2.1	0.2	1.5	0.6
Foreign currency translation (gains) losses, net	0.7	—	—	(0.7)	(0.1)	(0.7)	—
Loss on early extinguishment of debt	2.6	2.6	0.2	—	—	—	—
Reorganization items, net	71.1	—	—	(71.1)	(6.3)	0.6	(71.7)
Net income	(50.4)	0.9	0.1	51.3	4.6	2.0	49.3

Net sales.    Net sales overall for the three months ended September 30, 2005 increased $209.0 million, or 18.6%, compared to the three months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $142.4 million or 68.1% of the increase in net sales inclusive of excise taxes. The remaining increase in net sales of $66.6 million was due to increases in net sales to existing customers and other customer wins and losses, the impact of cigarette excise tax increases, and increases in sales in our Canadian distribution centers due to foreign currency translation changes. The increase due to excise tax increases was $55.6 million in the 2005 period compared to 2004, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $22.1 million in the 2005 period compared to 2004.

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

Foreign currency transaction (gains) losses, net.    Foreign currency transaction gains for the three months ended September 30, 2005 were $0.0 million compared to gains of $0.7 million for the three months ended

September 30, 2004. The increase in expense was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates.

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

(in millions)	Successor 2005 compared to Successor and Predecessor combined 2004	Successor nine months ended September 30, 2005	2005 % of Net Sales	Combined Successor and Predecessor nine months ended September 30, 2004	2004 % of Net Sales	Successor Period from August 23, through September 30, 2004	Predecessor Period from January 1 through August 22, 2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$520.6	$3,681.2	100.0	$3,160.6	100.0	$487.5	$2,673.1
Net sales—Cigarettes	355.9	2,629.7	71.4	2,273.8	71.9	349.9	1,923.9
Net sales—Food/Non-food	164.7	1,051.5	28.6	886.8	28.1	137.6	749.2
Gross profit	28.1	206.3	5.6	178.2	5.6	28.4	149.8
Warehousing and distribution expenses	10.7	102.5	2.8	91.8	2.9	13.1	78.7
Selling, general and administrative expenses	8.7	78.4	2.1	69.7	2.2	10.4	59.3
Income from operations	7.9	24.5	0.7	16.6	0.5	4.8	11.8
Interest expense, net	3.6	9.5	0.3	5.9	0.2	1.5	4.4
Foreign currency translation (gains) losses, net	1.3	0.6	—	(0.7)	—	(0.7)	—
Loss on early extinguishment of debt	2.6	2.6	0.1	—	—	—	—
Reorganization items, net	69.4	—	—	(69.4)	(2.2)	0.6	(70.0)
Net income	(46.8)	5.9	0.2	52.7	1.7	2.0	50.7

Net sales.    Net sales overall for the nine months ended September 30, 2005 increased $520.6 million, or 16.5%, compared to the nine months ended September 30, 2004. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $357.4 million or 68.7% of the increase in net sales, inclusive of excise taxes. The remaining increase in net sales of $163.2 million was due to increases in net sales to existing customers and other customer wins and losses, the impact of cigarette tax increases and increases in sales in our Canadian distribution centers due to foreign currency translation changes. The increase due to excise tax increases was approximately $133.5 million in the 2005 period compared to 2004, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $59.6 million in the 2005 period compared to 2004.

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

Gross profit.    Gross profit for the nine months ended September 30, 2005 increased by $28.1 million, or 15.8%, compared to the nine months ended September 30, 2004. The increase in gross profit dollars was primarily caused by an increase in sales volume and the impact of cigarette inventory holding profits related to state cigarette tax increases and manufacturer price increases. As a percent of sales, gross profit has remained constant at 5.6% for both nine-month periods.

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

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the nine month periods:

(in millions)	Successor nine months ended September 30, 2005	2005 % of Net Sales	Successor and Predecessor Combined nine months ended September 30, 2004	2004 % of Net Sales
Net sales	$3,681.2	100.0	$3,160.6	100.0

LIFO expense	(5.0)	(0.1)	(3.2)	(0.1)
Cigarette inventory holding profits	5.3	0.1	0.2	—
Credit terms withheld	—	—	(3.5)	(0.1)
Remaining gross profit	206.0	5.6	184.7	5.8

Gross profit	206.3	5.6	178.2	5.6

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

Selling, general and administrative expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $8.7 million compared to the nine months ended September 30, 2004. As a percentage of sales, these expenses declined from 2.2% for the nine months ended September 30, 2004 to 2.1% for the nine months ended September 30, 2005. Expense reductions attributable to three distribution centers significantly contributed to a reduction in expenses compared to the nine months ended September 30, 2004. Selling, general and administrative expenses were negatively impacted by costs such as audit, legal and audit-related consulting totaling approximately $4.0 million incurred in support of our requirement to become a public company. Additionally, we incurred expenses of approximately $0.8 million associated with our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002.

Income from operations.    Income from operations for the nine months ended September 30, 2005 was $24.5 million compared to $16.6 million for the nine months ended September 30, 2004, primarily attributable to the items discussed in this section.

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

Foreign currency transaction (gains) losses, net.    Foreign currency transaction losses for the nine months ended September 30, 2005 were $0.6 million compared to a gain of $0.7 million for the nine months ended September 30, 2004. The increase in expense was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates.

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

Cash flows from operating activities

Nine months ended September 30, 2005

For the nine months ended September 30, 2005, net cash provided by operating activities was $51.7 million and consisted of cash generated from operations of $25.6 million, and cash provided as a result of changes in assets and liabilities of $26.1 million. Cash generated from operations includes net income of $5.9 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The increase in cash from changes in assets and liabilities was due primarily to a decrease in inventories of $26.3 million, a decrease in other receivables of $11.1 million, and an increase in cigarette and tobacco taxes payable of $11.1 million, offset by an increase in accounts receivable of $9.3 million and a decrease in other accrued liabilities. The decrease in inventories was due to higher than normal cigarette inventory levels at December 31, 2004 as a result of a U.S. cigarette manufacturer promotion occurring in late December and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays. The decrease in other receivables during the period was the result of a reduction in vendor receivables outstanding as we continue to reconcile and collect on delinquent vendor credits caused as a result of the bankruptcy. The increase in cigarette and excise taxes payable was due primarily to an increase in purchase volume and the reinstatement of credit terms in one of the states in which we do business. The increase in accounts receivable was due primarily to an increase in sales volume generated as a result of the customer gains in 2005, while the decrease in other accrued liabilities was due primarily to payments made relating to income taxes.

Nine months ended September 30, 2004

For the nine months ended September 30, 2004, cash provided by the Successor and Predecessor Companies combined operating activities was $11.6 million and consisted of cash generated from operations totaling $10.0 million and cash provided from changes in assets and liabilities of $1.6 million. Cash generated from operations includes net income of $52.7 million, offset primarily by adjustments related to fresh-start accounting and non-cash deferred taxes.

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

Cash flows from financing activities

Nine months ended September 30, 2005 and 2004

The following table summarizes our funded debt obligations and outstanding letters of credit under our prior revolving credit facility and the Tranche B Note Agreement as of September 30, 2005 and December 31, 2004 (unaudited) (in millions):

	September 30, 2005	December 31, 2004

Prior revolving credit facility	$35.6	$45.0
Tranche B notes payable	—	35.5

Subtotal	35.6	80.5
Less: debt discount	—	(3.0)

Subtotal	—	77.5
Less current portion	—	—

Total long-term debt, net of current portion	$35.6	$77.5

Letters of credit outstanding	$53.2	$61.2

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

Off-Balance Sheet Arrangements

Letter of Credit Commitments.    As of December 31, 2004, our standby letters of credit issued under our prior revolving credit facility and the Tranche B Note Agreement were $61.2 million of which $54.7 million relates to workers’ compensation and casualty insurance. All of the standby letters of credit will expire in the next 12 months. In the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit as required by business needs. As of September 30, 2005, our standby letters of credit issued under our prior revolving credit facility and the Tranche B Note Agreement were $53.2 million and of this amount, standby letters of credit relating to workers’ compensation and casualty insurance totaled $47.2 million. On October 13, 2005, the Company entered into a new five-year $250 million revolving credit agreement which we refer to as the 2005 Credit Facility, that refinanced and replaced the prior revolving credit facility and Tranche B. Note Agreement and repaid all debt and replaced or cash collateralized all letters of credit outstanding under the prior agreements and terminated those agreements (see Note 13—Subsequent Events.) As of October 31, 2005, the outstanding balances of the letters of credit were $51.9 million.

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

In order to address these material weaknesses, on March 23, 2006 our audit committee directed management to formulate an enhancement, with the assistance of an outside consultant, to our remediation plan initially approved by the audit committee following the identification of material weaknesses in connection with finalizing our third quarter 2005 results. However, we have yet to develop such an enhanced remediation plan or implement it. If we fail to remediate these material weaknesses or any other material weaknesses we may identify, such failure could result in material misstatements in our financial statements.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses described in paragraphs 2,3,4,5 and 7 below were initially identified in connection with preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 included in the initial filing of this Form 10-Q. The material weaknesses described in paragraphs 1,6,8,9,10, 11 below were identified after the initial filing of this Form 10-Q in connection with preparing the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. Management believes the material weaknesses identified after the initial filing of this Form 10-Q existed in periods prior to the fourth quarter of 2005. Therefore, management assessed the effect of such material weaknesses on financial statements for prior periods and, as a result, identified additional adjustments in the restatement discussed elsewhere in this Form 10-Q/A.

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

Remediation of Material Weaknesses

To address the material weaknesses discussed above, the Audit Committee has directed management, with the assistance of an outside consultant, to formulate an enhancement of the Company’s remediation plan initially developed to address deficiencies identified at the time of the initial filing of this Form 10-Q for the third quarter of 2005.

The remediation program established by the Company at the time of the initial filing of this Form 10-Q consisted of: (a) the evaluation of staffing requirements and the creation or upgrading of positions, (b) the establishment of minimum ongoing technical training requirements for relevant staff, (c) the identification of the need for an appropriate third party GAAP expert to provide consultation on accounting matters as required, (d) adding layers of appropriate level review and (e) systematic review of historic GAAP treatments to ensure they are in specific compliance with current GAAP treatments.

PART II. OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: May 19, 2006	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 19, 2006	By:	/s/ JAMES WALL
	Name:	James Wall
	Title:	Chief Financial Officer