Form 10-Q
period 2006-03-31
Core-Mark Holding Company, Inc.
filed 2006-05-22
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of April 30, 2006, 9,915,346 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2006

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and other materials we will file with the Securities and Exchange Commission (the SEC) contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the cigarette and consumable goods industry; the adverse effect of legislation and other matters affecting the cigarette industry; financial risks associated with purchasing cigarettes and other tobacco products from certain product manufacturers; increases in excise and other taxes on cigarettes and other tobacco products; increased competition in the distribution industry; our reliance on income from rebates, allowances and other incentive programs; our dependence on the convenience store industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; our inability to borrow additional capital; failure of our suppliers to provide products; the negative affects of product liability claims; the loss of key personnel, our inability to attract and retain new qualified personnel or the failure to renew collective bargaining agreements covering certain of our employees; currency exchange rate fluctuations; government regulation; and the residual effects of the Fleming Company’s Inc. (Fleming) bankruptcy on our customer, supplier and employee relationships, and our results of operations.

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

Restatements of Previously Issued Financial Statements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10 initially filed with the Securities and Exchange Commission on September 6, 2005 (and thereafter amended in Amendment No. 1 on October 21, 2005 and Amendment No. 2 on November 7, 2005) should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances.

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three months ended March 31, 2005 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For further information about the restatement, see the Company’s Form 10-K filed on April 14, 2006.

No balance sheet or statement of cash flows as of and for the period ended March 31, 2005 have been previously filed.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19.8	$30.0
Restricted cash	13.1	10.8
Accounts receivable, net of allowance for doubtful accounts of $ 6.1 and $6.5, respectively	130.6	128.6
Other receivables, net	25.1	27.2
Inventories, net	157.0	199.7
Deposits and prepayments	21.9	18.6

Total current assets	367.5	414.9
Property and equipment, net	40.5	40.9
Deferred income taxes	2.1	2.1
Other non-current assets, net	54.0	52.5

Total assets	$464.1	$510.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.0	$46.3
Book overdrafts	6.8	20.2
Cigarette and tobacco taxes payable	53.8	64.0
Accrued liabilities	54.9	59.3
Income taxes payable	6.1	6.0
Deferred income taxes	13.2	13.3

Total current liabilities	181.8	209.1
Long-term debt, net	37.0	59.6
Other tax liabilities	3.9	3.9
Claims liabilities, net of current portion	41.2	41.0
Pension liabilities	12.2	12.2

Total liabilities	$276.1	325.8

Commitments and Contingencies

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized 9,840,706 and 9,809,929 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively)	0.1	0.1
Additional paid-in capital	167.8	166.1
Retained earnings	21.3	19.6
Accumulated other comprehensive loss	(1.2)	(1.2)

Total stockholders’ equity	188.0	184.6

Total liabilities and stockholders’ equity	$464.1	$510.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$1,178.9	$1,079.8
Cost of goods sold	1,114.4	1,016.8

Gross profit	64.5	63.0

Warehousing and distribution expenses	33.1	31.2
Selling, general and administrative expenses	27.2	27.6
Amortization of intangible assets	0.3	0.3

Total operating expenses	60.6	59.1

Income from operations	3.9	3.9
Interest expense, net	0.7	3.2
Foreign currency transaction losses, net	0.1	0.3
Amortization of debt issuance costs	0.1	0.3

Income before income taxes	3.0	0.1
Provision for income taxes	1.3	0.1

Net income	$1.7	$0.0

Basic income per common share	$0.18	$0.01

Diluted income per common share	$0.16	$0.01

Basic weighted average shares	9.8	9.8
Diluted weighted average shares	10.9	10.2

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1.7	$0.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory reserves	1.6	1.8
Amortization of stock-based compensation expense	1.1	1.0
Allowance for doubtful accounts	(0.8)	0.5
Depreciation and amortization	2.9	3.3
Foreign currency transaction losses, net	0.1	0.3
Deferred income taxes	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(2.1)	(2.5)
Other receivables	3.0	9.4
Inventories	41.3	10.6
Deposits, prepayments and other non-current assets	(5.8)	(0.3)
Accounts payable	0.7	(0.5)
Cigarette and tobacco taxes payable	(10.3)	8.7
Pension, claims and other accrued liabilities and income taxes payable	(4.1)	(8.6)

Net cash provided by operating activities	29.2	23.7

Cash flows from investing activities:
Restricted cash	(2.3)	(2.0)
Additions to property and equipment, net	(1.5)	(1.5)

Net cash used in investing activities	(3.8)	(3.5)

Cash flows from financing activities:
Borrowings under 2004 revolving credit facility, net	—	1.1
Repayments under 2005 revolving credit facility, net	(22.6)	—
Principal payments on long-term debt	—	(10.0)
Cash proceeds from exercise of common stock options	0.4	—
Excess tax deductions associated with stock-based compensation	0.2	—
Decrease in book overdrafts	(13.4)	(3.8)

Net cash used in financing activities	(35.4)	(12.7)

Effects of changes in foreign exchange rates	(0.2)	(0.3)

Increase (decrease) in cash and cash equivalents	(10.2)	7.2
Cash and cash equivalents, beginning period	30.0	26.1

Cash and cash equivalents, end of period	$19.8	$33.3

Supplemental disclosures:
Cash paid during the period for:
Income Taxes	$1.0	$1.3
Interest	$1.1	$3.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming Company Inc. (Fleming). On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (see Note 10 — Commitments). On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004 Core-Mark emerged from the Fleming bankruptcy.

Basis of Presentation and Principles of Consolidation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of Core-Mark Holding Company, Inc. and subsidiaries for the three months ended March 31, 2006 and 2005 have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of only normally recurring adjustments) necessary for the fair presentation of its consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K.

Consolidation of Variable Interest Entities

As a result of the Fleming bankruptcy, and in order to protect a Canadian province from credit related exposure, the province requires that the Company deposit excise taxes collected from the Company’s customers in a trust account. The excise taxes collected by the Company are being deposited in trust as stipulated in a trust agreement between the province and the Company.

As part of the trust agreement, a trust was created on July 29, 2003. The trust identified the province as the sole beneficiary. The formation of the trust required the Company to evaluate the accounting guidelines of the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial Accounting Standards Board Financial Interpretation No. 46R (FIN 46R) Consolidation of Variable Interest Entities into the Company’s Financial Statements. In compliance with FIN 46R, the Company determined the trust was eligible for variable interest entity status.

Based on the specific criteria of the trust agreement and consistent with the guidelines of FIN 46R, the Company concluded that the cash related to the trust should be consolidated into the Company’s financial statements and classified as restricted cash.

Restatements of Previously Issued Financial Statements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10 initially filed with the Securities and Exchange Commission on September 6, 2005 (and thereafter amended in Amendment No. 1 on October 21, 2005 and Amendment No. 2 on November 7, 2005) should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances.

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three months ended March 31, 2005 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For further information about the restatement, see the Company’s Form 10-K filed on April 14, 2006.

No balance sheet or statement of cash flows as of and for the period ended March 31, 2005 have been previously filed.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers the allowance for doubtful accounts, the allowance related to other receivables, inventory valuation allowance, recovery of other long-lived assets, trust guarantees, the realizability of deferred income taxes, pension benefits and self-insurance reserves, and the fair value of the Company’s common stock and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Distribution Assets

Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets of $1.1 million and $1.6 million, which have been included in warehousing and distribution expenses for the three months ended March 31, 2006 and March 31, 2005, respectively.

New Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for interim or annual reporting periods beginning after December 15, 2005. The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 has not had a material impact on the Company’s financial statements.

2.	Excise Taxes

State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $280.3 million and $261.8 million for the three months ended March 31, 2006 and 2005, respectively.

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

Inventories consist of the following (in millions):

	March 31, 2006	December 31, 2005
Inventories at FIFO, net of reserves	$167.7	$209.0
Less: LIFO reserve	(10.7)	(9.3)

Inventories, net	$157.0	$199.7

The Company provides inventory valuation adjustments for spoiled, aged and unrecoverable inventory based upon amounts on hand and historical shrinkage experience. This valuation allowance was $1.1 million and $1.2 million as of March 31, 2006 and December 31, 2005.

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $1.4 million and $1.6 million for the three months ended March 31, 2006 and 2005.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Comprehensive Income

Comprehensive income consists of net income, minimum pension liability adjustments, and foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2006 and 2005, respectively, are as follows (in millions):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Components of comprehensive income:
Net income	$1.7	$0.0
Foreign currency translation adjustment	—	0.1

Total comprehensive income	$1.7	$0.1

5.	Long-term Debt

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR—based loans prepaid prior to the end of an interest period).

In fiscal year 2005, the Company paid a total of approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.9 and $2.0 million at March 31, 2006 and December 31, 2005, respectively.

For the three months ended March 31, 2006, the weighted average interest rate for the revolving credit facility was 5.9% and the Company paid total unused facility fees of $0.1 million.

During the three months ended March 31, 2006, the maximum amount of borrowing and letters of credit facilities were $59.6 million and $55.0 million, respectively.

As of March 31, 2006, there were $37.0 million in total borrowings outstanding and $55.0 million in letters of credit outstanding under the 2005 Credit Facility, net borrowing capacity under the 2005 Credit Agreement was $83.6 million, and the Company was in compliance with all of the covenants under the 2005 Credit Agreement.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2006, after taking into account a valuation allowance of $1.9 million, the Company had a net deferred tax liability of $11.1 million, of which an amount of $13.2 million is shown as a current deferred tax liability and $2.1 million as a non-current deferred tax asset in the consolidated balance sheet. The effective income tax rate for the three months ended March 31, 2006 was 43.1% and is based on the federal statutory income tax rate, adjusted by the effect of state income taxes, net of federal benefit, changes in valuation allowances, effect of foreign operations and other permanent items.

7.	Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	For the Three months ended March 31, 2006	For the Three months ended March 31, 2005
Net income	$1.7	$0.0

Basic weighted-average shares outstanding	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	0.0
Stock options	0.4	0.1
Class 6 (b) warrants	0.4	0.2
Tranche B warrants	0.2	0.1

Diluted weighted-average shares outstanding	10.9	10.2

Basic net income per share	$0.18	$0.01

Diluted net income per share	$0.16	$0.01

8.	Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R) an amendment of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective method.

Under this method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated. SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans using the fair value method as prescribed in SFAS No. 123, whereby stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. The Company did not have a stock-based compensation plan in place prior to August 23, 2004.

Total stock-based compensation cost recognized on the accompanying consolidated statements of operations was $1.1 million and $1.0 million for the three months end March 31, 2006 and 2005, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Plan was $7.1 for the three months ended March 31, 2006. That cost is expected to be recognized over a weighted average period of 1.7 years.

The Company uses the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and restricted stock unit grant. There is limited historical information available to support the estimate of certain assumptions required to value the employee stock options. The Company shares began trading in April 2005. The expected volatility of the Company’s stock is based on a variety of factors including the volatility measures of other companies in relatively similar industries and the measures of companies which recently emerged from bankruptcy. The risk free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.

The weighted-average assumptions are as follows:

	Three months Ended March 31,
	2006	2005
Expected Volatility	30%	30%
Expected dividends	0.0%	0.0%
Expected term (in years)	4	4
Risk-free rate	4.44%	3.00%

Employee stock-based compensation expense recognized in the three months ended March 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 0.9% of the total grants and the historical rate of forfeiture is deemed to be a reasonable predictor of the future rate of forfeitures due to the limited period of time that the plans have been in place and the limited number of plan participants, approximately 50. The transition impact related to forfeitures was not material. Restricted stock units issued during the three months ended March 31, 2006 were recorded at fair value. The Company expects to issue shares under these stock based Compensation Plans from newly issued shares.

The Company maintains four stock-based compensation plans, the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan and the 2005 Directors’ Equity Incentive Plan which were established on and after the date of emergence from the Fleming bankruptcy. All plans carry a term of seven years.

The weighted-average grant-date fair value of restricted stock units granted was $0.2 million and $4.9 million, for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, the aggregate intrinsic value of stock options and restricted stock exercised during the three months ended March 31, 2006 was $0.8 million. As of March 31, 2006 the aggregate intrinsic value of stock options and restricted stock vested during the three months ended March 31, 2006 was $4.2 million. The aggregate fair value of total shares vested as of March 31, 2006 was $5.4 million.

The aggregate intrinsic value of the Company’s stock, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the first quarter of 2006 and 2005, respectively, and the stock option or restricted stock exercise price, multiplied by the number of stock options and restricted stock outstanding or exercisable. Stock options and restricted stock with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2004 Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan units (2004 LTIP), has of two components consisting of 1,114,444 stock options and 200,000 restricted stock units. For each option, the exercise price equals the fair value of the Company’s common stock on the date of grant. One third of the option shares vest on the first anniversary of the vesting commencement date and the remaining shares vest in equal monthly installments over the two year period following the first anniversary of the vesting commencement date. Restricted common stock is available for grant to officers and key employees, vesting over three years, with a one-year cliff vesting on the anniversary of the date of grant and the remaining shares vest in equal quarterly installments. The stock-based compensation is being recognized ratably over the three-year vesting period of the restricted common shares using the straight-line method.

2004 Directors’ Equity Incentive Plan

Under the Company’s 2004 Directors’ Equity Incentive Plan (2004 Directors’ Plan), the Company’s Board of Directors may from time to time grant options to non-employee board members to purchase up to 7,500 shares of the Company’s common stock in aggregate. On August 23, 2004, the Company granted 30,000 options to purchase common stock to the non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly under the 2004 Directors’ Plan.

2005 Long Term Incentive Plan

The 2005 LTIP provides for the granting of shares of restricted common stock to officers and key employees. Restricted common stock issued under the 2005 LTIP generally vests over three years, with a one-year cliff vesting period beginning on February 1, 2005, followed by vesting ratably over the remaining 8 quarters.

2005 Directors Equity Incentive Plan

The 2005 Directors Plan permits granting of non-qualified stock options to non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan the options vest over three years, one third will vest on August 12, 2006. The remaining options vest in equal quarterly installments over the two year period commencing on August 12, 2006, for each consecutive quarter that the grantee remains a director.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information about restricted stock units and stock option activity, and restricted stock and stock options outstanding for the 2004 LTIP and 2004 Directors’ Equity Incentive Plan and 2005 Directors’ Equity Incentive Plan for the three months ended March 31, 2006:

	2004 LTIP		2004 LTIP/Directors Plan		2005 LTIP		2005 Directors Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	196,301	$0.01	1,079,934	$15.50	153,455	$0.01	15,000	$27.03
Units granted	5,000	0.01	—		1,671	0.01	—	—
Units exercised	(8,562)	0.01	(22,222)	15.50	—	—	—	—
Units canceled	—	0.01	—		—	0.01	—	—

Outstanding at March 31, 2006	192,739	$0.01	1,057,712	$15.50	155,126	$0.01	15,000	$27.03

Name of Plan	Options/Units Outstanding				Options/Units Exercisable
	Exercise Prices	Number Options/ Units	Weighted- Average Remaining Contractual	Weighted- Average Exercise Price	Number of Options/ Units	Weighted- Average Exercise Price
Restricted Stock Units under
2004 LTIP	$0.01	180,426	5.4 years	$0.01	95,225	$0.01
2004 LTIP	$0.01	5,000	6.8 years	$0.01	—	$0.01
2005 LTIP	$0.01	762	6.8 years	$0.01	—	$0.01
2005 LTIP	$0.01	909	6.8 years	$0.01	303	$0.01
2004 LTIP	$0.01	7,313	6.7 years	$0.01	3,860	$0.01
2005 LTIP	$0.01	153,455	5.8 years	$0.01	51,152	$0.01
Options Granted under
2004 LTIP and Director’s	$15.50	1,057,712	5.4 years	$15.50	558,237	$15.50
2005 Director’s Plan	$27.03	15,000	6.4 years	$27.03	—	$27.03

9.	Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the Plan, on the Effective Date, the Company was assigned the obligation for three former Fleming defined-benefit pension plans. The Predecessor Company’s frozen pension benefit plans and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2006 and 2005 (in millions):

PENSION BENEFITS	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.5)	(0.5)

Net periodic benefit cost	$—	$—

OTHER POST-RETIREMENT BENEFITS	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Interest cost	$0.1	$0.1

Net periodic benefit cost	$0.1	$0.1

The Company contributed $0.3 million and $0.4 million to its pension and other post-retirement benefit plans during the three months ended March 31, 2006 and 2005, respectively.

During the second quarter of 2006, the Company expects to contribute approximately $0.3 million to its pension and other post-retirement benefit plans. The Company does not expect to make a contribution to its defined contribution plan during this period.

10.	Commitments

Trust Guarantees

Pursuant to the Plan, the Company guarantees the payment of all Post Confirmation Trust, or PCT administrative claims in excess of $56 million. In addition, if the assets of the Reclamation Creditor’s Trust (RCT) are inadequate to satisfy all of the allowed Trade Lien Vendor (TLV) claims in the RCT, the Company must pay such claims in full plus any accrued interest. The Company also guarantees all eligible but unpaid non-TLV claims in the RCT up to a maximum of $15 million. The Plan limits the combined RCT guarantee amounts of the TLV and non-TLV claims to no more than $137 million. FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts and the Company’s analysis of the assets of the Trusts are sufficient to satisfy the claims against it; therefore, the Company believes that the fair value of its guarantee liability as of August 23, 2004 was not significant. In accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of March 31, 2006 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantees.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Information about the Company’s operations by business segment and geographic areas is as follows (in millions):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Net sales:
United States	$942.4	$849.7
Canada	231.6	226.0
Corporate adjustments and eliminations	4.9	4.1

Total	$1,178.9	$1,079.8

Income (loss) before income taxes:
United States	$0.6	$4.3
Canada	0.2	0.5
Corporate adjustments and eliminations	2.2	(4.7)

Total	$3.0	$0.1

Interest (income) expense:
United States	$4.8	$6.1
Canada	(0.3)	(0.4)
Corporate adjustments and eliminations	(3.8)	(2.5)

Total	$0.7	$3.2

Depreciation and amortization:
United States	$2.4	$0.7
Canada	0.2	0.1
Corporate adjustments and eliminations	0.3	2.5

Total	$2.9	$3.3

Identifiable assets by geographic area (in millions):

	March 31, 2006	December 31, 2005
Identifiable assets:
United States	$397.3	$416.1
Canada	66.8	94.3

Total	$464.1	$510.4

The corporate adjustments and eliminations identified above include amounts not reflected in our United States and Canada operating segment information such as differences between allocated and incurred costs for interest, corporate expense, depreciation and amortization and net sales relating to corporate activities unallocated to the operating segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our business, consolidated results of operations and financial condition. Following an introduction and overview is an executive summary providing significant highlights of the operations and business initiatives. The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Operating Results” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. This discussion and analysis should be read in conjunction with Core-Mark’s consolidated financial statements and related notes thereto, included in our Form 10-K.

Overview

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. Our headquarters are located in South San Francisco, California, and we operate a network of 24 distribution centers in the United States and Canada, including two distribution centers that we operate as a third-party logistics provider. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

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

Background

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming. On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (See Note 10- Commitments). On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004, Core-Mark emerged from the Fleming bankruptcy.

As a result of the Fleming bankruptcy, and in order to protect a Canadian province from credit related exposure, the province requires that we deposit excise taxes collected from our customers in a trust account. The excise taxes we collect is deposited in a trust created on July 29, 2003, as stipulated in a trust agreement between the province and Core-Mark. The trust identifies the province as the sole beneficiary.

The formation of the trust required us to evaluate the accounting guidelines of FIN 46R Consolidation of Variable Interest Entities into our financial statements. In compliance with FIN 46R, Core-Mark determined the trust was eligible for variable interest entity status.

Based on the specific criteria of the trust agreement and consistent with the guidelines of FIN 46R, we concluded that the cash related to the trust should be consolidated into our financial statements and classified as restricted cash.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies were previously disclosed on Form 10-K filed with the SEC on April 14, 2006.

Restatements of Previously Issued Financial Statements

On March 23, 2006 the Audit Committee of the Board of Directors of the Company and management concluded that our audited consolidated financial statements as of December 31, 2004 and for the period from August 23, 2004 to December 31, 2004 and our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2005, each included in our registration statement on Form 10 initially filed with the Securities and Exchange Commission on September 6, 2005 (and thereafter amended in Amendment No. 1 on October 21, 2005 and Amendment No. 2 on November 7, 2005) should no longer be relied upon because of errors in those financial statements relating to the accounting for foreign currency translation adjustments related to intercompany balances.

Accordingly, this Form 10-Q reflects the restatement of the Company’s financial statements for the three months ended March 31, 2005 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For further information about the restatement, see the Company’s Form 10-K filed on April 14, 2006.

No balance sheet or statement of cash flows as of and for the period ended March 31, 2005 have been previously filed.

Executive Summary of Results of Operations

For the three months ended March 31, 2006 net sales were $1.2 billion, an increase of $99.1 million, or 9.2%, compared to the three months ended March 31, 2005. More than 50% of this increase was due to three significant new customers, which we began servicing in the first quarter of 2005. Gross profit decreased as a percentage of sales due to the impact of cigarette excise taxes on sales, cigarette holding profits earned in the three months ended March 31, 2005 and lower margins earned related to sales to the three new significant customers. Tax increases are reflected as an increase in net sales while our gross profit dollars generally remained unaffected as a result of the tax increases.

For the three months ended March 31, 2006, warehousing and distribution expenses increased by $1.9 million and selling, general and administrative expenses decreased by $0.4 million compared to the three months ended March 31, 2005. As a percentage of sales, warehousing and distribution expenses decreased from 2.9% to 2.8%, while selling general and administrative expenses decreased from 2.6% to 2.3%. The improvements in operating expenses as a percentage of sales was primarily related to labor efficiencies gained and leveraging of fixed costs relative to the growth in sales. Salaries and benefits combined for all departments increased by 6.6%, while net sales increased by 9.2% in the 2006 period compared to the 2005 period. Selling, general and administrative expenses benefited from a $1.1 million favorable settlement of previously written-off vendor and customer receivables for the three months ended March 31, 2006 compared to a $1.0 million benefit from an unanticipated insurance recovery for the three months ended March 31, 2005. Additionally, selling, general and administrative expenses for the three months ended March 31, 2006 were positively impacted by a decline in consulting and legal costs of approximately $0.4 million which were incurred primarily in support of our requirement to become a public company in the 2005 period.

In October 2005, we refinanced our prior revolving credit facility and term notes, and entered into a new $250 million five-year credit facility. The 2005 Credit Facility provides significantly more favorable credit terms and increased borrowing flexibility, which along with cash generated from operations, we believe will provide the required capital resources to meet our working capital, capital expenditure and other cash needs for at least the next 12 months (See Liquidity and Capital Resources section below). During the first three months of 2006 we decreased our debt by approximately $23 million, from $60 million to $37 million, due to a liquidation of inventories, earnings for the quarter and other improvements in working capital. Interest expense for the three months ended March 31, 2006 decreased by $2.5 million compared to the three months ended March 31, 2005. The decrease resulted from lower effective interest rates due primarily to the replacement of our post-bankruptcy term debt which had a higher interest rate and lower average net borrowings for the three months ended March 31, 2006 compared to 2005.

On April 26, 2006, the Company announced that it is in exclusive negotiations to acquire substantially all the assets of Klein Candy Co. L.P. headquartered in Wilkes-Barre, Pennsylvania. The acquisition is subject to a number of conditions, including completion of due diligence, definitive documentation, receipt of necessary third party consents and final agreement on certain terms. If the acquisition is completed, the Company plans to fund the purchase of Klein Candy Co. L.P. using its existing 2005 Credit Facility. Certain assets acquired as part of the transaction would be added to the Company’s borrowing base under the terms of the 2005 Credit Facility.

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

The following table sets forth the results of operations for the three months ended March 31, 2006 and compares those results to those of the three months ended March 31, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

	2006 compared to 2005	2006			2005
(in millions)		Three months ended March 31,	% of Net sales	% of Net sales, less excise taxes	Three months ended March 31,	% of Net sales	% of Net sales, less excise taxes
Net sales	$99.1	$1,178.9	100.0%	—	$1,079.8	100.0%	—
Net sales—Cigarettes	69.5	843.3	71.5	65.2	773.8	71.7	65.3
Net sales—Food/Non-food	29.6	335.6	28.5	34.8	306.0	28.3	34.7
Net sales, less excise taxes	80.6	898.6	76.2	100.0	818.0	75.8	100.0
Gross profit	1.5	64.5	5.5	7.2	63.0	5.8	7.7
Warehousing and distribution expenses	1.9	33.1	2.8	3.7	31.2	2.9	3.8
Selling, general and administrative expenses	(0.4)	27.2	2.3	3.0	27.6	2.6	3.4
Income from operations	0.0	3.9	0.3	0.4	3.9	0.4	0.5
Interest expense, net	(2.5)	0.7	0.1	0.1	3.2	0.3	0.4
Foreign currency transaction (gains) losses, net	(0.2)	0.1	0.0	0.0	0.3	0.0	0.0
Net income	1.7	1.7	0.1	0.2	0.0	0.0	0.0

Net sales.    Net sales overall for the three months ended March 31, 2006 increased $99.1 million, or 9.2%, compared to the three months ended March 31, 2005. The increase was due primarily to three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $51.1 million or 52% of the increase in net sales inclusive of excise taxes. This increase was offset by the impact of the loss of two significant customers in the fourth quarter of 2005, which explains a decline in net sales of $43.6 for the three months ended March 31, 2006 compared to 2005. The remaining increase in net sales of $91.6 million was due to increases in net sales to existing customers and other customer wins and losses, the impact of cigarette excise tax increases, and increases in sales in our Canadian distribution centers due to foreign currency translation changes. The increase due to excise taxes increases was $18.5 million in the 2006 period compared to 2005, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $13.6 million in the 2006 period compared to 2005.

Net sales of cigarettes for the three months ended March 31, 2006 increased $69.5 million, or 9.0% compared to the three months ended March 31, 2005. An increase of $37.6 million or 4.9% was attributable to the addition of the three significant new customers in 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2005 and the three months ended March 31, 2006. These increases are reflected in our net sales of cigarettes. In the three months ended March 31, 2006, cigarette carton sales increased by 4.8% compared to the three months ended March 31, 2005. This increase was primarily attributable to the three significant new customers in 2005. Cigarette net sales as a percent of total net sales remained unchanged at 72% for the three months ended March 31, 2006 and 2005.

Net sales of food and non-food products for the three months ended March 31, 2006 increased $29.6 million or 9.7% compared to the same period in 2005. An increase of $13.5 million, or 4.4%, is attributable to the three new customers mentioned above. The remaining increase of $16.1 million, or 5.3%, is due primarily to increases in sales to existing customers and increases in sales related to new customers, partially offset by lost sales due to customer losses.

Gross profit.    Gross profit for the three months ended March 31, 2006 increased by $1.5 million, or 2.4%, compared to the three months ended March 31, 2005. The increase in gross profit dollars was caused primarily by an increase in sales volume, offset by a reduction in cigarette inventory holding profits discussed below. As a percentage of sales, gross profit decreased from 5.8% for the three months ended March 31, 2005 to 5.5% for the three months ended March 31, 2006.

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was due primarily to a reduction in cigarette holding profits earned in the three months ended March 31, 2006 compared to the same period in 2005. Cigarette gross profit for the three months ended March 31, 2006 included $0.6 million of cigarette inventory holding profits relating to manufacturer price increases, compared to $2.5 million of cigarette inventory holding profits for the three months ended March 31, 2005, which related to cigarette tax increases and manufacturer price increases. A reduction in rebates and allowances received from our vendors as well as lower margins earned related to sales to the three new significant customers obtained in early 2005 impacted gross profit margins negatively in the 2006 period compared to 2005. In addition, cigarette gross profit margins were negatively impacted in the three months ended March 31, 2006, compared to the three months ended March 31, 2005 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, our gross profit dollars were unaffected as a result of tax increases in the three months ended March 31, 2006.

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the three month periods.

	2006			2005
(in millions)	Three months ended March 31,	Three months ended March 31, % of Net sales	Three months ended March 31, % of Net sales, less excise taxes	Three months ended March 31,	Three months ended March 31, % of Net sales	Three months ended March 31, % of Net sales, less excise taxes
Net sales	$1,178.9	100.0%	—	$1,079.8	100.0%	—
Net sales, less excise taxes	898.6	76.2	100.0%	818.0	75.8	100.0%
LIFO expense	(1.4)	(0.12)	(0.16)	(1.6)	(0.15)	(0.20)
Cigarette inventory holding profits	0.6	0.05	0.07	2.5	0.23	0.31
Remaining gross profit	65.3	5.54	7.27	62.1	5.75	7.59

Gross profit	$64.5	5.47%	7.18%	$63.0	5.83%	7.70%

Operating expenses.    Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2006, operating expenses increased $1.5 million or 2.5% to $60.6 million from $59.1 million for the three months ended March 31, 2005. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the three months ended March 31, 2006. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses.    Warehousing and distribution expenses for the three months ended March 31, 2006 increased by $1.9 million, compared to the three months ended March 31, 2005. As a percentage of sales these expenses decreased from 2.9% for the three months ended March 31, 2005 to 2.8% for the three months ended March 31, 2006. The decrease as a percent of sales in the three months ended March 31, 2006 is due to the leveraging of fixed costs in relation to net sales increases at our distribution centers. Increases in sales due to excise tax increases also contributed to the reduction in expenses as a percentage of sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $0.4 million compared to the three months ended March 31, 2005. As a percentage of sales, these expenses decreased from 2.6% for the three months ended March 31, 2005 to 2.3% for the same period in 2006. In the three months ended March 31, 2006, we benefited from the reversal of a vendor payable determined not due totaling $0.7 million and the favorable settlement of previously written-off vendor and customer receivables of $0.4 million, both in the aggregate resulting in expense reductions of $1.1 million. In the three months ended March 31, 2005, we benefited from an unanticipated insurance recovery totaling $1.0 million. Selling, general and administrative expenses were negatively impacted in the 2005 period by costs such as legal and consulting, incurred primarily in support of our requirement to become a public company and our ongoing initiative to prepare for compliance with the regulations of the Sarbanes Oxley Act of 2002. These costs decreased by $0.4 million in the 2006 period, compared to the 2005 period. Additionally, the decrease as a percent to sales in the three months ended March 31, 2006 is due to the leveraging of fixed costs in relation to net sales increases. Increases in sales due to excise tax increases also contributed to the reduction in expenses as a percentage of sales.

Income from operations.    Income from operations for the three months ended March 31, 2006 and 2005 was $3.9 million, attributable primarily to the items discussed in this section.

Interest expense, net.    Interest expense for the three months ended March 31, 2006 decreased by $2.5 million compared to the three months ended March 31, 2005. For the three months ended March 31, 2006, the effective interest rate and average net borrowings were significantly lower than the three months ended March 31, 2005. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt borrowings which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005.

Foreign currency transaction (gains) losses, net.     We incurred foreign currency transaction losses of $0.1 million for the three months ended March 31, 2006, compared to $0.3 million of such losses for the three months ended March 31, 2005. The decrease in the loss was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditure programs and debt service requirements with respect to our credit facilities. We have historically funded our capital requirements through our current operations and external borrowings.

As of March 31, 2006, our cash and restricted cash were $19.8 million and $13.1 million, respectively. Restricted cash represents funds that have been set aside in trust as required by Canadian provincial taxing authorities to secure amounts payable to these authorities for cigarette and tobacco excise taxes.

Cash flows from operating activities

Three months ended March 31, 2006

For the three months ended March 31, 2006, net cash provided by operating activities was $29.2 million and consisted of cash generated from operations of $6.5 million, and cash provided as a result of changes in assets and liabilities of $22.7 million. Cash generated from operations includes net income of $1.7 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The increase in cash from changes in assets and liabilities was due primarily to a decrease in inventories of $41.3 million, offset by a decrease in cigarette and tobacco taxes payable of $10.3 million and an increase in deposits, prepayments and other non-current assets of $5.8 million. The decrease in inventories was due primarily to higher than normal cigarette inventory levels at December 31, 2005 as a result of purchases of cigarettes in connection with our LIFO tax planning strategy and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays. Tobacco taxes payable were higher than normal at December 31, 2005 due primarily to the high level of purchases of Canadian cigarettes at year end, which result in a tax liability at the time of purchase. The increase in deposits, prepayments and other non-current assets was due primarily to upfront payments made to certain customers in the first quarter of 2006 that are amortized over the life of the customer agreement.

Three months ended March 31, 2005

For the three months ended March 31, 2005, cash provided by operating activities was $23.7 million and consisted of cash generated from operations totaling $6.9 million and cash provided from changes in assets and liabilities of $16.8 million. Cash generated from operations includes net income of $0.0 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The increase in cash from changes in asset and liabilities was due primarily to a decrease in inventories of $10.6 million, a decrease in other receivables of $9.4 million and an increase in cigarette and tobacco taxes payable of $8.7 million, all partially offset by a decrease in pension, claims and other accrued liabilities of $8.6 million. The decrease in inventory levels of $10.6 million was due primarily to the higher-than-normal levels of inventory in the U.S. at the end of 2004 when we purchased excess cigarette inventories in anticipation of U.S. cigarette manufacturer price changes. The decrease in other receivables of $9.4 million is primarily the result of the collection of vendor receivables that were outstanding at December 31, 2004 related to the bankruptcy. The increase in cigarette and tobacco taxes payable was primarily due to significant excise tax rate increases in the U.S. that were effective in the first quarter of 2005 and resulted in additional cigarette taxes payable at March 31, 2005, compared to December 31, 2004. The decrease in pension, claims and other accrued liabilities of $8.6 million was due primarily to a decrease in salary and benefit-related accruals and other miscellaneous accrued liabilities.

Cash flows relating to investing activities

Three months ended March 31, 2006 and 2005

For the three months ended March 31, 2006 and March 31, 2005, cash flows used in investing activities were $3.8 million and $3.5 million, respectively. For the three months ended March 31, 2006 and 2005 we had an increase in restricted cash of $2.3 million and $2.0 million, respectively. For each of the three-month periods we had $1.5 million in capital spending, which related primarily to the scheduled replacement of delivery and warehouse equipment. Our capital expenditure plan is to spend approximately $16 million during 2006, which includes equipping a replacement facility in Spokane, Washington, increasing our refrigerated product capabilities, and regularly scheduled replacement of delivery and warehouse equipment.

Cash flows from financing activities

Three months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, net cash used in financing activities was $35.4 million. We made payments on our revolving line of credit of $22.6 million, due primarily to a decrease in inventories during the period, and our book overdrafts declined $13.4 million from the balances at December 31, 2005 due to normal fluctuations.

For the three months ended March 31, 2005, net cash used in financing activities was $12.7 million. The use of cash was due primarily to payments we made under our Tranche B notes payable of $10.0 million, a decrease in our book overdrafts of $3.8 million, and offset by net borrowings under our revolving line of credit of $1.1 million.

We believe that our ability to generate cash from operations and funds available from the 2005 Credit Facility will be adequate to fund working capital, capital spending and other cash needs for at least the next 12 months. Our ability to generate adequate cash from operations in the future, however, will depend on, among other things, our ability to successfully implement our business strategies while continuing to tightly control our expenses and to manage the impact of changes in manufacturers’ pricing. We can give no assurance that we will be able to successfully implement those strategies and cost control initiatives, or successfully manage our pricing to match increases from the manufacturers. In addition, changes in our operating plans, lower than anticipated sales, increased expenses, interest rate increases, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. We can give no assurance that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

2005 Revolving Credit Facility

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR—based loans prepaid prior to the end of an interest period).

In fiscal year 2005, we paid a total of approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.9 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively.

For the three months ended March 31, 2006, the weighted average interest rate for the revolving credit facility was 5.9% and we paid total unused facility fees of $0.1 million.

During the three months ended March 31, 2006, the maximum amount of borrowing and letters of credit facilities were $59.6 million and $55.0 million, respectively.

As of March 31, 2006, there were $37.0 million in total borrowings outstanding and $55.0 million in letters of credit outstanding under the 2005 Credit Facility, our net borrowing capacity under the 2005 Credit Agreement was $83.6 million, and we were in compliance with all of our covenants under the 2005 Credit Agreement.

Litigation

In the ordinary course of our business, we are subject to certain legal proceedings, claims, investigations and administrative proceedings. In accordance with SFAS No. 5 Accounting for Contingencies, we record a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. When applicable, these provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At both March 31, 2006 and December 31, 2005, we were not involved in any material litigation.

New Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for interim or annual reporting periods beginning after December 15, 2005. The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 has not had a material impact on our financial statements.

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

Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If any of our tobacco manufacturers or any of our other suppliers were to enter into the distribution business, our market share could erode significantly. For example, the largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 40% or our Canadian revenues, recently announced that it plans to begin direct-to-store delivery of its products. If we fail to successfully respond to these or other competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

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

We generate a significant portion of our revenues in Canadian dollars, approximately 21% in 2005. We also incur a significant portion of our expenses, in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Prior to August 23, 2004, we did not reflect foreign currency transaction gains or losses in our results of operations because intercompany balances between the U.S. and Canadian operations were determined to be of a permanent nature. After August 23, 2004 because such intercompany balances began fluctuating the balances were determined to be of a trading nature. GAAP requires that such foreign currency transaction gains or losses on intercompany transactions be recorded as a gain or loss within the income statement. To the extent we incur losses on such transactions our net income and earnings per share will be reduced.

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

Risks Relating to an Investment in Our Common Stock

Approximately 1.8 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of March 31, 2006, 8.0 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 1.8 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 1.8 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the Post Confirmation Trust (PCT) and the bankruptcy court and are not in our control. In addition, as of March 31, 2006, restricted stock units, restricted stock and options issued pursuant to our stock incentive plans relating to 1.4 million shares of our common stock were outstanding.

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

The Company’s market risk disclosures set forth in Item 7A of the Annual Report on Form 10-K, for the year ended December 31, 2005, filed on April 14, 2006 did not change materially during the three months ended March 31, 2006.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in our internal control over financial reporting as of March 31, 2006 are as follows:

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

ITEM 1A.	RISK FACTORS

The Company has made the following changes to its Factors that May Affect Future Operating Results since such factors were disclosed in the Company’s Form 10-K filed on April 14, 2006:

In light of the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2006 and the timely filing of this Form 10-Q, the Company eliminated the risk factor that was included in its Form 10-K for the fiscal year ending December 31, 2005 relating to engagement of a successor auditor and the impact of an untimely SEC filing.

The Company also determined that the risk that Fleming may not vote undistributed shares was no longer a material concern for the Company.

The Company also revised the risk factor below as follows:

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

Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If any of our tobacco manufacturers or any of our other suppliers were to enter into the distribution business, our market share could erode significantly. For example, the largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 40% or our Canadian revenues, recently announced that it plans to begin direct-to-store delivery of its products. If we fail to successfully respond to these or other competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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