Form 10-Q
period 2006-06-30
Core-Mark Holding Company, Inc.
filed 2006-08-14
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-51515

CORE-MARK HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

395 Oyster Point Boulevard, Suite 415
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of July 31, 2006, 10,079,041 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2006

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and other materials we will file with the Securities and Exchange Commission (the SEC) contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the cigarette and consumable goods industry; the adverse effect of legislation and other matters affecting the cigarette industry; financial risks associated with purchasing cigarettes and other tobacco products from certain product manufacturers; increases in excise and other taxes on cigarettes and other tobacco products; increased competition in the distribution industry; disintermediation; our reliance on income from rebates, allowances and other incentive programs; our dependence on the convenience store industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; our inability to borrow additional capital; failure of our suppliers to provide products; the negative affects of product liability claims; the loss of key personnel, our inability to attract and retain new qualified personnel or the failure to renew collective bargaining agreements covering certain of our employees; currency exchange rate fluctuations; government regulation; the risk that we may be unable to successfully integrate the operations of businesses we acquire, and the risk that our suppliers may raise their prices or reduce the availability of their products to us and the residual effects of the Fleming Company Inc.’s (Fleming) bankruptcy on our customer, supplier and employee relationships, and our results of operations.

These forward-looking statements speak only as of the date of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this Form 10-Q entitled Factors That May Affect Future Operating Results.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24.1	$30.0
Restricted cash	15.0	10.8
Accounts receivable, net of allowance for doubtful accounts of $6.1 and $6.5, respectively	174.3	128.6
Other receivables, net	31.9	27.2
Inventories, net	210.5	199.7
Deposits and prepayments	29.0	18.6

Total current assets	484.8	414.9
Property and equipment, net	50.5	40.9
Deferred income taxes	1.9	2.1
Goodwill	3.1	—
Other non-current assets, net	51.8	52.5

Total assets	$592.1	$510.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60.7	$46.3
Book overdrafts	11.9	20.2
Cigarette and tobacco taxes payable	61.8	64.0
Accrued liabilities	57.2	59.3
Income taxes payable	5.9	6.0
Deferred income taxes	13.1	13.3

Total current liabilities	210.6	209.1
Long-term debt, net	126.8	59.6
Other tax liabilities	4.2	3.9
Claims liabilities, net of current portion	40.1	41.0
Pension liabilities	11.7	12.2

Total liabilities	393.4	325.8

Commitments and Contingencies
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized 10,074,290 and 9,809,929 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively)	0.1	0.1
Additional paid-in capital	171.2	166.1
Retained earnings	28.2	19.6
Accumulated other comprehensive loss	(0.8)	(1.2)

Total stockholders’ equity	198.7	184.6

Total liabilities and stockholders’ equity	$592.1	$510.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales	$1,345.6	$1,268.1
Cost of goods sold	1,271.8	1,195.7

Gross profit	73.8	72.4

Warehousing and distribution expenses	36.4	34.2
Selling, general and administrative expenses	24.5	25.6
Amortization of intangible assets	0.4	0.2

Total operating expenses	61.3	60.0

Income from operations	12.5	12.4
Interest expense, net	0.6	3.0
Foreign currency transaction (gains) losses, net	(0.5)	0.3
Amortization of debt issuance costs	0.1	0.2

Income before income taxes	12.3	8.9
Provision for income taxes	5.4	3.9

Net income	$6.9	$5.0

Basic income per common share	$0.69	$0.52

Diluted income per common share	$0.63	$0.48

Basic weighted average shares	10.0	9.8
Diluted weighted average shares	11.0	10.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net sales	$2,524.5	$2,347.9
Cost of goods sold	2,386.2	2,212.5

Gross profit	138.3	135.4

Warehousing and distribution expenses	69.5	65.4
Selling, general and administrative expenses	51.7	53.2
Amortization of intangible assets	0.7	0.5

Total operating expenses	121.9	119.1

Income from operations	16.4	16.3
Interest expense, net	1.3	6.2
Foreign currency transaction (gains) losses, net	(0.4)	0.6
Amortization of debt issuance costs	0.2	0.5

Income before income taxes	15.3	9.0
Provision for income taxes	6.7	4.0

Net income	$8.6	$5.0

Basic income per common share	$0.87	$0.52

Diluted income per common share	$0.79	$0.50

Basic weighted average shares	9.9	9.8
Diluted weighted average shares	10.9	10.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8.6	$5.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	3.4	3.2
Amortization of stock-based compensation expense	2.2	2.0
Bad debt reserves, net	(0.3)	(0.6)
Depreciation and amortization	5.8	7.2
Foreign currency transaction (gains) losses, net	(0.4)	0.6
Deferred income taxes	(0.2)	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	(25.8)	(13.1)
Other receivables	(1.8)	8.7
Inventories	7.0	(0.4)
Deposits, prepayments and other non-current assets	(8.9)	(9.0)
Accounts payable	14.0	8.9
Cigarette and tobacco taxes payable	(4.2)	8.5
Pension, claims and other accrued liabilities and income taxes payable	(3.6)	(3.2)

Net cash provided by (used in) operating activities	(4.2)	16.7

Cash flows from investing activities:
Restricted cash	(3.6)	(1.1)
Acquisition of business, net of cash acquired	(55.8)	—
Additions to property and equipment, net	(3.8)	(3.4)

Net cash used in investing activities	(63.2)	(4.5)

Cash flows from financing activities:
Borrowings under 2004 revolving credit facility, net	—	14.3
Borrowings under 2005 revolving credit facility, net	67.2	—
Principal payments on long-term debt	—	(15.0)
Cash proceeds from exercise of common stock options and warrants	1.7	—
Excess tax deductions associated with stock-based compensation	1.2	—
Decrease in book overdrafts	(8.3)	(1.7)

Net cash provided by (used in) financing activities	61.8	(2.4)

Effects of changes in foreign exchange rates	(0.3)	(0.5)

Increase (decrease) in cash and cash equivalents	(5.9)	9.3
Cash and cash equivalents, beginning period	30.0	26.2

Cash and cash equivalents, end of period	$24.1	$35.5

Supplemental disclosures:
Cash paid during the period for:
Income Taxes	$5.1	$12.8
Interest	$1.5	$6.3

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Summary Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (collectively the Company or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company operates a network of 25 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The Company’s products include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, dairy, general merchandise, and health and beauty care products. Core-Mark services a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming Company Inc. (Fleming). On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (see Note 11 – Commitments). On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004 Core-Mark emerged from the Fleming bankruptcy.

Basis of Presentation and Principles of Consolidation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of Core-Mark Holding Company, Inc. and subsidiaries for the three and six months ended June 30, 2006 and 2005 have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of only normally recurring adjustments) necessary for the fair presentation of its consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

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

Consolidation of Variable Interest Entities

As a result of the Fleming bankruptcy, a Canadian province requires that the Company deposit excise taxes in a trust account. The excise taxes collected by the Company are being deposited in trust as stipulated in a trust agreement between the province and the Company. As part of the trust agreement, a trust was created on July 29, 2003. The trust identified the province as the sole beneficiary. The formation of the trust required the Company to evaluate the accounting guidelines of the Financial Accounting Standards Board Financial Interpretation No. 46R (FIN No. 46R) Consolidation of Variable Interest Entities into the Company’s Financial Statements. In compliance with FIN No. 46R, the Company determined the trust was eligible for variable interest entity status.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the specific criteria of the trust agreement and consistent with the guidelines of FIN No. 46R, the Company concluded that the cash related to the trust should be consolidated into the Company’s financial statements and classified as restricted cash.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers the allowance for doubtful accounts receivable, the allowance related to other receivables, inventory valuation allowance, recovery of other long-lived assets, trust guarantees, the realizability of deferred income taxes, pension benefits and self-insurance reserves and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Reclassifications

The change in restricted cash of $1.1 million for the six months ended June 30, 2005 has been reclassified from cash flows from operating activities to cash flows from investing activities to conform to current period presentation.

Distribution Assets

Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets. These costs have been included in warehousing and distribution expenses comprising $1.4 million for the three months ended June 30, 2006 and 2005, and $2.5 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In June, 2006, the FASB issued Financial Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN No. 48 on our consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123 (R) ), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 has not had a material impact on the Company’s financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.    Excise Taxes

State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $336.5 million and $301.0 million for the three months ended June 30, 2006 and 2005, and $616.8 million and $562.8 million for the six months ended June 30, 2006 and 2005, respectively.

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

Inventories consist of the following (in millions):

	June 30, 2006	December 31, 2005
Inventories at FIFO, net of reserves	$222.7	$209.0
Less: LIFO reserve	(12.2)	(9.3)

Inventories, net	$210.5	$199.7

The Company provides inventory valuation adjustments for spoiled, aged and unrecoverable inventory based upon amounts on hand and historical shrinkage experience. This valuation allowance was $1.2 million as of June 30, 2006 and December 31, 2005.

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $ 1.5 million and $1.6 million for the three months ended June 30, 2006 and 2005 and $2.9 million and $3.2 million for the six months ended June 30, 2006 and 2005.

4.    Klein Acquisition

On June 19, 2006, the Company completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million as described in the tables below. The Company acquired Klein to help build a national distribution capacity by expanding its presence into the Eastern U.S. and funded the transaction under its existing $250 million Revolving Credit Facility.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The value of the acquisition consideration is as follows: (in millions)

Cash paid for purchased assets	$57.5
Transaction costs—real estate	0.1

Paid at closing	57.6
Transaction costs—direct costs	0.7

Total purchase price	$58.3

The total purchase price exceeded the fair value of the net assets acquired by approximately $3.1 million. This excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Non-compete agreements, trademarks and names, and existing customer lists were identified as intangible assets and are being amortized over their useful lives ranging from two to six years. The Company used an independent valuation firm to assist management in estimating these fair values.

The preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed is a follows (in millions):

Cash	$2.5
Receivables	21.2
Inventory	19.6
Other assets	1.3
Fixed assets, net	1.8
Land and buildings	7.9
Identifiable intangibles	0.7
Non-compete agreements	0.6
Goodwill	3.1
Accrued liabilities	(0.4)

Total Purchase price	$58.3

Operating results from the Klein acquisition are included in the consolidated statements of operations from the date of acquisition and the acquisition assets and liabilities are included in the balance sheet of Core-Mark as of June 30, 2006.

The following unaudited pro forma consolidated results of operations assume that the Klein acquisition was completed as of January 1 for the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts)	2006	2005	2006	2005
Net sales	$1,496.1	$1488.4	$2,866.8	$2,770.3
Net income	$6.3	$4.9	$7.8	$4.1
Basic earnings per common share:	$0.63	$0.52	$0.78	$0.43
Diluted earnings per common share:	$0.57	$0.48	$0.71	$0.41

The unaudited pro forma net sales for the three and six months ended June 30, 2006 include the historical results of the Company and Klein combined. However, on the acquisition date, the Company only acquired

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

certain assets and certain liabilities of Klein. Additionally, the combined Company does not service all of Klein’s former customers and as a result the net sales and corresponding expenses of Klein under the Company’s management are significantly lower than is reflected in the results of historical periods. For example, the combined Company net sales for the six months ended June 30, 2006 would have been approximately $2,795 million without the inclusion of the results of those Klein customers which the Company no longer services.

Unaudited pro forma net income for the three months ended June 30, 2006 and 2005 includes $0.1 million for amortization of purchased intangible assets. Combined Company net interest expense was $0.5 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, pro forma net income includes $0.2 million for amortization. Combined Company net interest expense was $0.9 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

The unaudited pro forma consolidated basic and diluted earnings per share for the three and six months ended June 30, 2006 and the three months ended June 30, 2005 are based on the basic and diluted weighted average shares of the Company as of those dates.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. Cost savings, if achieved, could result from, among other things, the reduction of overhead expense levels and the elimination of duplicate facilities and capital expenditures. These results reflect sales and selling expenses to former Klein customers which the Company does not serve. These results reflect the pro forma interest cost associated with the Company’s increased borrowings related to the Klein acquisition and eliminates the interest costs incurred by Klein during the periods prior to the acquisition. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

5.    Comprehensive Income

Comprehensive income consists of net income, minimum pension liability adjustments, and foreign currency translation adjustments. The components of comprehensive income for the three months ended June 30, 2006 and 2005, respectively, are as follows (in millions):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Components of comprehensive income:
Net income	$6.9	$5.0
Foreign currency translation adjustment	0.4	—

Total comprehensive income	$7.3	$5.0

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive income for the six months ended June 30, 2006 and 2005, respectively, are as follows (in millions):

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Components of comprehensive income:
Net income	$8.6	$5.0
Foreign currency translation adjustment	0.4	0.1

Total comprehensive income	$9.0	$5.1

6.    Long-term Debt

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

In fiscal year 2005, the Company paid a total of approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.8 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively. For the three and six months ended June 30, 2006, the weighted average interest rate for the revolving credit facility was 6.4% and 6.2% and the Company paid total unused facility fees of $0.1 million and $0.2 million, respectively.

During the three and six months ended June 30, 2006 the maximum amount of borrowing was $126.8 million and the maximum amount outstanding under letters of credit facilities were $53.9 million and $55.0 million, respectively.

As of June 30, 2006, there were $126.8 million in total borrowings outstanding and $40.8 million in letters of credit outstanding under the 2005 Credit Facility, net borrowing availability under the 2005 Credit Agreement was $49.8 million, and the Company was in compliance with all of the covenants under the 2005 Credit Agreement.

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

As of June 30, 2006, after taking into account a valuation allowance of $2.1 million, the Company had a net deferred tax liability of $11.2 million, of which an amount of $13.1 million is shown as a current deferred tax

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

liability and $1.9 million as a non-current deferred tax asset in the consolidated balance sheet. The effective income tax rate for the three and six months ended June 30, 2006 was 43.5% and 43.4%, respectively, and is based on the federal statutory income tax rate, adjusted by the effect of state income taxes, net of federal benefit, changes in valuation allowances, effect of foreign operations and other permanent items.

8.    Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	For the Three months ended June 30, 2006	For the Three months ended June 30, 2005
Net income	$6.9	$5.0

Basic weighted-average shares outstanding	10.0	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	0.1
Stock options	0.4	0.2
Class 6 (b) warrants	0.4	0.2
Tranche B warrants	0.1	0.1

Diluted weighted-average shares outstanding	11.0	10.4

Basic net income per share	$0.69	$0.52

Diluted net income per share	$0.63	$0.48

	For the Six months ended June 30, 2006	For the Six months ended June 30, 2005
Net income	$8.6	$5.0

Basic weighted-average shares outstanding	9.9	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.1	0.1
Stock options	0.4	0.2
Class 6 (b) warrants	0.4	0.2
Tranche B warrants	0.1	0.1

Diluted weighted-average shares outstanding	10.9	10.4

Basic net income per share	$0.87	$0.52

Diluted net income per share	$0.79	$0.50

9.    Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R) ) an amendment of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective method.

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

Total stock-based compensation cost recognized on the accompanying consolidated statements of operations for the three months ended June 30, 2006 and 2005 was $1.1 million and $1.0 million, respectively, and for the six months ended June 30, 2006 and 2005 was $2.2 million and $2.0 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan was $6.3 million at June 30, 2006. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

The weighted-average assumptions for options granted during the three months ended June 30, 2006 and 2005 are as follows:

	Three months Ended June 30,
	2006	2005
Expected Volatility	30%	30%
Expected dividends	0.0%	0.0%
Expected term (in years)	4	4
Risk-free rate	5.13%	3.00%

Employee stock-based compensation expense recognized in the three months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 0.9% of the total grants and the historical rate of forfeiture is deemed to be a reasonable predictor of the future rate of forfeitures due to the limited period of time that the plans have been in place and the limited number of plan participants, approximately 55. Restricted stock units issued during the three months ended June 30, 2006 were recorded at fair value. The Company expects to issue shares under these stock based Compensation Plans from newly issued shares.

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

The weighted-average grant-date fair value of restricted stock units granted was $0.5 million and $4.9 million, for the three months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, the aggregate intrinsic value of stock options and restricted stock exercised during the three months ended June 30, 2006 was $0.8 million. As of June 30, 2006 the aggregate intrinsic value of stock options and restricted stock which vested during the three months ended June 30, 2006 was $6.7 million. The aggregate fair value of total shares vested as of June 30, 2006 was $9.2 million. The aggregate intrinsic value of the Company’s stock, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the second quarter of 2006 and 2005, respectively, and the stock option or restricted stock exercise price, multiplied by the number of stock options and restricted stock outstanding or exercisable. Stock options and restricted stock with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

2004 Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan units (2004 LTIP), has two components consisting of 1,114,444 stock options and 200,000 restricted stock units. For each option, the exercise price equals the fair value of the Company’s common stock on the date of grant. One third of the option shares vest on the first anniversary of the vesting commencement date and the remaining shares vest in equal monthly installments over the two year period following the first anniversary of the vesting commencement date. Restricted common stock is available for grant to officers and key employees, vesting over three years, with a one-year cliff vesting on the anniversary of the date of grant and the remaining shares vest in equal quarterly installments. The stock-based compensation is being recognized ratably over the three-year vesting period of the restricted common shares using the straight-line method. There are 166,199 stock options and 61,500 restricted stock units remaining available for issuance.

2004 Directors’ Equity Incentive Plan

The Company’s 2004 Directors’ Equity Incentive Plan (2004 Directors’ Plan) consists of 30,000 stock options. The Company’s Board of Directors may from time to time grant options to non-employee board members to purchase up to 7,500 shares of the Company’s common stock in aggregate. On August 23, 2004, the Company granted 30,000 options to purchase common stock to the non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly under the 2004 Directors’ Plan. No stock options remain available for issuance.

2005 Long Term Incentive Plan

The 2005 Long-Term Incentive Plan (2005 LTIP) provides for the granting of shares of restricted common stock to officers and key employees. Restricted common stock issued under the 2005 LTIP generally vests over three years, with a one-year cliff vesting period beginning on February 1, 2005, followed by vesting ratably over the remaining 8 quarters. Based on a formula in the plan, the restricted shares originally available for issuance were 171,315. There are 33,281 restricted shares remaining available for issuance.

2005 Directors Equity Incentive Plan

The 2005 Directors Plan permits granting of 15,000 non-qualified stock options to non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan. The options vest over

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

three years, one third vesting on August 12, 2006. The remaining options vest in equal quarterly installments over the two year period commencing on August 12, 2006, for each consecutive quarter that the grantee remains a director. No stock options remain available for issuance.

The following tables summarize information about restricted stock units and stock option activity, and restricted stock and stock options outstanding for the 2004 LTIP and 2004 Directors’ Equity Incentive Plan, 2005 LTIP and 2005 Directors’ Equity Incentive Plan for the six months ended June 30, 2006:

	2004 LTIP		2004 LTIP/ Directors Plan		2005 LTIP		2005 Directors Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	196,301	$0.01	1,079,934	$15.50	153,455	$0.01	15,000	$27.03
Units granted	12,000	0.01	—		1,671	0.01	—	—
Units exercised	(62,546)	0.01	(101,689)	15.50	(17,092)	—	—	—
Units canceled	(7,255)	0.01	—		—	0.01	—	—

Outstanding at June 30, 2006	138,500	$0.01	978,245	$15.50	138,034	$0.01	15,000	$27.03

	Options/Units Outstanding				Options/Units Exercisable
Name of Plan	Exercise Prices	Number Options/ Units	Weighted- Average Remaining Contractual	Weighted- Average Exercise Price	Number of Options/ Units	Weighted- Average Exercise Price
Restricted Stock Units under
2004 LTIP	$0.01	119,187	5.1 years	$0.01	72,837	$0.01
2004 LTIP	$0.01	5,000	6.6 years	$0.01	—	$0.01
2005 LTIP	$0.01	762	6.6 years	$0.01	—	$0.01
2005 LTIP	$0.01	909	6.6 years	$0.01	379	$0.01
2004 LTIP	$0.01	7,313	6.5 years	$0.01	4,469	$0.01
2005 LTIP	$0.01	136,363	5.6 years	$0.01	56,818	$0.01
2004 LTIP	$0.01	7,000	7.0 years	$0.01	—	$0.01
Options Granted under
2004 LTIP and Director’s Plan	$15.50	978,245	5.1 years	$15.50	597,816	$15.50
2005 Director’s Plan	$27.03	15,000	6.1 years	$27.03	—	$27.03

10.	Employee Benefit Plans

The Company sponsors a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the Plan, on the Effective Date, the Company was assigned the obligations for three former Fleming defined-benefit pension plans. The Predecessor Company’s frozen pension benefit plans and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act.

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2006 and 2005 (in millions):

PENSION BENEFITS	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.6)	(0.6)

Net periodic benefit cost (income)	$(0.1)	$(0.1)

OTHER POST-RETIREMENT BENEFITS	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Interest cost	$0.1	$—

Net periodic benefit cost	$0.1	$—

The Company contributed $0.3 million and $0.3 million to its pension and other post-retirement benefit plans during the three months ended June 30, 2006 and 2005, respectively.

PENSION BENEFITS	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Interest cost	$1.0	$1.0
Expected return on plan assets	(1.1)	(1.1)

Net periodic benefit cost (income)	$(0.1)	$(0.1)

OTHER POST-RETIREMENT BENEFITS	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Interest cost	$0.2	$0.1

Net periodic benefit cost	$0.2	$0.1

The Company contributed $0.6 million and $0.7 million to its pension and other post-retirement benefit plans during the six months ended June 30, 2006 and 2005, respectively.

During the third quarter of 2006, the Company expects to contribute approximately $0.5 million to its pension and other post-retirement benefit plans. The Company does not expect to make a contribution to its defined contribution plan during this period.

11.    Commitments

Trust Guarantees

Pursuant to the Plan, the Company guarantees the payment of all Post Confirmation Trust, or PCT, administrative claims in excess of $56 million. In addition, if the assets of the Reclamation Creditor’s Trust

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(RCT) are inadequate to satisfy all of the allowed Trade Lien Vendor (TLV) claims in the RCT, the Company must pay such claims in full plus any accrued interest. The Company also guarantees all eligible but unpaid non-TLV claims in the RCT up to a maximum of $15 million. The Plan limits the combined RCT guarantee amounts of the TLV and non-TLV claims to no more than $137 million. FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the Trusts and the Company’s analysis, the assets of the Trusts are sufficient to satisfy the claims against it; therefore, the Company believes that the fair value of its guarantee liability as of August 23, 2004 was not significant. In accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of June 30, 2006 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantees.

12.    Segment and Geographic Information

Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company distributes consumable goods including cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, dairy, general merchandise and health and beauty care products to customers in the United States and Canada. The Company services a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each. For management reporting purposes, the Company evaluates business segment performance before income taxes, and other items that do not reflect the underlying business performance. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues for the three and six months ended June 30, 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information about the Company’s operations by business segment and geographic areas is as follows (in millions):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Net sales:
United States	$1,069.0	$1,003.0
Canada	271.0	257.6
Corporate adjustments and eliminations	5.6	7.5

Total	$1,345.6	$1,268.1

Income (loss) before income taxes:
United States	$5.3	$6.9
Canada	2.8	3.6
Corporate adjustments and eliminations	4.2	(1.6)

Total	$12.3	$8.9

Interest (income) expense:
United States	$5.0	$6.1
Canada	—	(0.3)
Corporate adjustments and eliminations	(4.4)	(2.8)

Total	$0.6	$3.0

Depreciation and amortization:
United States	$2.0	$4.5
Canada	0.3	0.5
Corporate adjustments and eliminations	0.6	(1.1)

Total	$2.9	$3.9

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Net sales:
United States	$2,011.4	$1,852.7
Canada	502.6	483.6
Corporate adjustments and eliminations	10.5	11.6

Total	$2,524.5	$2,347.9

Income (loss) before income taxes:
United States	$5.9	$11.2
Canada	3.0	4.1
Corporate adjustments and eliminations	6.4	(6.3)

Total	$15.3	$9.0

Interest (income) expense:
United States	$9.8	$12.2
Canada	(0.3)	(0.7)
Corporate adjustments and eliminations	(8.2)	(5.3)

Total	$1.3	$6.2

Depreciation and amortization:
United States	$4.4	$5.2
Canada	0.5	0.6
Corporate adjustments and eliminations	0.9	1.4

Total	$5.8	$7.2

Identifiable assets by geographic area (in millions):

	June 30, 2006	December 31, 2005
Identifiable assets:
United States	$502.1	$416.1
Canada	90.0	94.3

Total	$592.1	$510.4

The corporate adjustments and eliminations identified above include amounts not reflected in our United States and Canada operating segment information such as differences between allocated and incurred costs for interest, corporate expense, depreciation and amortization and net sales relating to corporate activities unallocated to the operating segments.

13.	Workers’ Compensation Settlement

In June 2006, the Company recorded a $2.0 million reduction in workers compensation expense resulting from the favorable settlement of claims inherited by the Company in connection with the Fleming bankruptcy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our business, consolidated results of operations and financial condition. Following an introduction and overview is an executive summary providing significant highlights of the operations and business initiatives. The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Operating Results” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. This discussion and analysis should be read in conjunction with Core-Mark’s consolidated financial statements and related notes thereto, included in our Form 10-Q.

Overview

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. Our headquarters are located in South San Francisco, California, and we operate a network of 25 distribution centers in the United States and Canada, including two distribution centers that we operate as a third-party logistics provider. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, dairy, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

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

Background

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming. On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, and are being liquidated. Under certain conditions, Core-Mark may be required to fulfill certain guarantees related to the trusts (See Note 11—Commitments). On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004, Core-Mark emerged from the Fleming bankruptcy.

As a result of the Fleming bankruptcy, a Canadian province requires that we deposit excise taxes in a trust account. The excise taxes are deposited in a trust created on July 29, 2003, as stipulated in a trust agreement between the province and Core-Mark. The trust identifies the province as the sole beneficiary. The formation of the trust required us to evaluate the accounting guidelines of FIN No. 46R Consolidation of Variable Interest Entities into our financial statements. In compliance with FIN No. 46R, Core-Mark determined the trust was eligible for variable interest entity status. Based on the specific criteria of the trust agreement and consistent with the guidelines of FIN No. 46R, we concluded that the cash related to the trust should be consolidated into our financial statements and classified as restricted cash.

On June 19, 2006, the Company completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2005 filed with the SEC on April 14, 2006.

Executive Summary of Results of Operations

For the three months ended June 30, 2006 net sales were $1.3 billion, an increase of $77.5 million, or 6.1%, compared to the three months ended June 30, 2005. The increase was attributable to increased sales to existing customers, excise tax increases, favorable foreign currency exchange rates, and additional sales attributable to the Klein acquisition. The increase in sales occurred despite the loss of two significant customers which resulted in a decline in net sales of $50.2 million for the three months ended June 30, 2006 compared to 2005. Gross profit decreased as a percentage of sales due to the impact of cigarette excise taxes on sales and cigarette holding profits earned in the three months ended June 30, 2005. Tax increases are reflected as an increase in net sales while our gross profit dollars in the 2006 period generally remained unaffected as a result of the tax increases.

For the three months ended June 30, 2006, warehousing and distribution expenses increased by $2.2 million and selling, general and administrative expenses decreased by $1.1 million compared to the three months ended June 30, 2005. As a percentage of sales, warehousing and distribution expenses remained flat at 2.7%, while selling, general and administrative expenses decreased from 2.0% to 1.8%. Salaries and benefits combined for all departments, which comprised 63% of operating expenses in the 2006 period, increased by 5.3%, while net sales increased by 6.1% in the 2006 period compared to the 2005 period. For the three months ended June 30, 2006, selling, general and administrative expenses benefited from a $2.0 million reduction in workers compensation expense resulting from a favorable settlement of amounts due for claims inherited in connection with the Fleming bankruptcy and reversal of vendor payables determined not owed by the Company totaling $0.5 million. This compares to a $1.4 million benefit from an unanticipated recovery on a previously written off bad debt favorably impacting the three months ended June 30, 2005.

The addition of new customers, including three major new customers, together with increased sales to existing customers, excise tax increases, and favorable foreign currency exchange rates, drove a sales increase of $176.6 million or 7.5% to $2.5 billion during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in sales occurred despite the loss of two significant customers which resulted in a decline in net sales of $93.9 million for the six months ended June 30, 2006 compared to 2005. For the six months ended June 30, 2006, gross profit included approximately $0.6 million in cigarette inventory holding profits relating to manufacturer price increases, compared to $5.1 million of cigarette inventory holding profits related to manufacturer price increases and cigarette tax increases for the six months ended June 30, 2005. Cigarette inventory holding profits represent income related to cigarette and excise stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes. LIFO expense decreased from $3.2 million in the six months ended June 30, 2005 to $2.9 million for the six months ended June 30, 2006, due primarily to lower inflation. Gross profit margin percentages were negatively impacted in the six months ended June 30, 2006, compared to the six months ended June 30, 2005 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, aside from the aforementioned cigarette inventory holding profits, our gross profit dollars generally remained unaffected as a result of tax increases.

As a percentage of net sales for the six months ended June 30, 2006, selling, general and administrative expenses decreased by 0.3%, from 2.3% to 2.0%, and warehousing and distribution expenses remained constant at 2.8%, compared to the 2005 period. Selling, general and administrative expenses were lower, due primarily to the $2.0 million reduction in workers compensation costs resulting from the favorable settlement of amounts owed by the Company for claims inherited in connection with the Fleming bankruptcy and from the reversal of vendor payables and previously written off customer receivables totaling $1.6 million. This compares to a $1.4 million benefit from an unanticipated recovery on a previously written off bad debt and $1.0 million unanticipated insurance recovery favorably impacting the six months ended June 30, 2005.

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

Interest expense for the three months ended June 30, 2006 decreased by $2.4 million from $3.0 million to $0.6 million compared to the three months ended June 30, 2005. The decrease resulted from lower effective interest rates due primarily to the replacement of our post-bankruptcy term debt which had a higher interest rate and lower average net borrowings for the three months ended June 30, 2006 compared to 2005. During the first six months of 2006 we decreased our interest expense by $4.9 million, from $6.2 million to $1.3 million, due to more favorable interest rate margins under the 2005 Credit Facility and a reduction in average borrowing levels compared to 2005.

On June 19, 2006, we completed the purchase of substantially all the assets of Klein, headquartered in Wilkes-Barre, Pennsylvania, a full service convenience store distributor of tobacco and grocery items in nine Mid-Western states, for $57.6 million, paid in cash upon closing. Additionally, the Company incurred direct transaction costs of $0.7 million. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased our available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base.

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, sales of whose products represent approximately 42% of our Canadian revenues, or approximately 9% of our total revenues, announced plans to bypass wholesale distributors such as us and begin direct-to-store delivery of its products in August 2006. We have communicated to our Canadian customers that we intend to apply a surcharge or increase our mark-up on other products in amounts sufficient to enable us to recover substantially all of our lost profits that may result from the decision of Imperial Tobacco. However, we are unable to predict with certainty the outcome of such actions and our results of operations could be adversely affected.

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

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

The following table sets forth the results of operations for the three months ended June 30, 2006 and compares those results to those of the three months ended June 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

	2006 compared to 2005	2006			2005
(in millions)		Three months ended June 30,	% of Net sales	% of Net sales, less excise taxes	Three months ended June 30,	% of Net sales	% of Net sales, less excise taxes
Net sales	$77.5	$1,345.6	100.0%	—	$1,268.1	100.0%	—
Net sales— Cigarettes	54.6	954.3	70.9	63.9	899.7	70.9	64.5
Net sales— Food/Non-food	22.9	391.3	29.1	36.1	368.4	29.1	35.5
Net sales, less excise taxes	42.0	1,009.1	75.0	100.0	967.1	76.3	100.0
Gross profit	1.4	73.8	5.5	7.3	72.4	5.7	7.5
Warehousing and distribution expenses	2.2	36.4	2.7	3.6	34.2	2.7	3.5
Selling, general and administrative expenses	(1.1)	24.5	1.8	2.4	25.6	2.0	2.6
Income from operations	0.1	12.5	0.9	1.2	12.4	1.0	1.3
Interest expense, net	(2.4)	0.6	0.1	0.1	3.0	0.2	0.3
Foreign currency transaction (gains) losses, net	(0.8)	(0.5)	0.0	0.0	0.3	0.0	0.0
Net income	1.9	6.9	0.5	0.7	5.0	0.4	0.5

Net sales.    Net sales overall for the three months ended June 30, 2006 increased $77.5 million, or 6.1%, compared to the three months ended June 30, 2005. The increase was due primarily to increases in net sales to existing customers and other customer wins offset by losses, the impact of cigarette excise tax increases, increases in sales in our Canadian distribution centers due to foreign currency translation changes and increases in net sales resulting from the Klein acquisition. An increase in net sales of $42.8 million in the 2006 period compared to 2005 was due to increases in net sales to existing customers and other customer wins offset by losses. The increase due to excise tax increases was $35.6 million, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $26.8 million in the 2006 period compared to 2005. The Klein acquisition, which consummated on June 19, 2006, resulted in net sales of $22.5 million during the three months ended June 30, 2006. These increases were offset by the impact of the loss of two significant customers in the fourth quarter of 2005, which explains a decline in net sales of $50.2 million for the three months ended June 30, 2006 compared to 2005.

Net sales of cigarettes for the three months ended June 30, 2006 increased $54.6 million, or 6.1% compared to the three months ended June 30, 2005. The increase in cigarette sales was due primarily to increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2005 and the first six months of 2006. These increases are reflected in our net sales of cigarettes. An increase of $19.0 million, or 2.1%, including excise taxes, is attributable to Klein cigarette sales. In the three months ended June 30, 2006, cigarette carton sales increased by 0.7% compared to the three months ended June 30, 2005. This increase was attributable primarily to Klein carton sales. Cigarette net sales as a percentage of total net sales remained unchanged at 71% for the three months ended June 30, 2006 and 2005.

Net sales of food and non-food products for the three months ended June 30, 2006 increased $22.9 million or 6.2% compared to the same period in 2005. An increase of $3.5 million, or 1.0%, is attributable to Klein. The remaining increase of $19.4 million, or 5.2%, is due primarily to increases in sales to existing customers and in sales related to smaller new customers and increases in excise taxes, offset by lost sales due to customer losses.

Gross profit.    Gross profit for the three months ended June 30, 2006 increased by $1.4 million, or 1.9%, compared to the three months ended June 30, 2005. The increase in gross profit dollars was caused primarily by an increase in sales volume, offset by a reduction in cigarette inventory holding profits discussed below. As a percentage of sales, gross profit decreased from 5.7% for the three months ended June 30, 2005 to 5.5% for the three months ended June 30, 2006.

The decrease in gross profit as a percentage of sales was due primarily to a reduction in cigarette holding profits earned in the three months ended June 30, 2006 compared to the same period in 2005. For the three months ended June 30, 2006 we had no cigarette inventory holding profits compared to $2.6 million of such profits for the three months ended June 30, 2005. In addition, gross profit margins were negatively impacted in the three months ended June 30, 2006, compared to the three months ended June 30, 2005 due to the affect of state and provincial excise taxes on sales. These significant tax increases are reflected as an increase in net sales, however, our gross profit dollars were unaffected as a result of tax increases in the three months ended June 30, 2006.

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the three month periods.

	2006			2005
(in millions)	Three months ended June 30,	Three months ended June 30, % of Net sales	Three months ended June 30, % of Net sales, less excise taxes	Three months ended June 30,	Three months ended June 30, % of Net sales	Three months ended June 30, % of Net sales, less excise taxes
Net sales	$1,345.6	100.0%	—	$1,268.1	100.0%	—
Net sales, less excise taxes	1,009.1	75.0	100.0%	967.1	76.3	100.0%
LIFO expense	(1.5)	(0.11)	(0.15)	(1.6)	(0.13)	(0.16)
Cigarette inventory holding profits	0.0	0.0	0.0	2.6	0.21	0.27
Remaining gross profit	75.3	5.60	7.46	71.4	5.63	7.38

Gross profit	$73.8	5.49%	7.31%	$72.4	5.71%	7.49%

Operating expenses.    Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2006, operating expenses increased $1.3 million or 2.1% to $61.3 million from $60.0 million for the three months ended June 30, 2005. Overall, costs related to labor and benefits comprised approximately 63% of warehousing, distribution and selling, general and administrative expenses for the three months ended June 30, 2006. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses.    Warehousing and distribution expenses for the three months ended June 30, 2006 increased by $2.2 million, compared to the three months ended June 30, 2005. As a percentage of sales these expenses remained at 2.7% for the three months ended June 30, 2005 and 2006. An increase in warehouse and delivery salaries and benefits in the 2006 period compared to 2005 of 7.4% is due primarily to an increase in demand and cost for quality drivers in certain of our locations. This increase is offset by increases in sales due to excise tax increases which contribute to a reduction in expenses as a percentage of sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended June 30, 2006 decreased by $1.1 million compared to the three months ended June 30, 2005. As a percentage of sales, these expenses decreased from 2.0% for the three months ended June 30, 2005 to 1.8% for the same period in 2006. In the three months ended June 30, 2006, we benefited from a $2.0 million reduction in workers compensation costs resulting from a favorable settlement of amounts owed by the Company for claims inherited in connection with the Fleming bankruptcy and the reversal of vendor payables determined not due totaling $0.5 million. In the three months ended June 30, 2005, we benefited from an unanticipated recovery on a previously written off bad debt totaling $1.4 million. Selling, general and administrative expenses include costs such as legal, audit and consulting, incurred primarily in connection with the process of our becoming an SEC registrant and our ongoing initiative to prepare for compliance with the regulations of the Sarbanes-Oxley Act of 2002. These costs increased by $0.4 million in the 2006 period, compared to the 2005 period.

Income from operations.    Income from operations for the three months ended June 30, 2006 and 2005 was $12.5 million and $12.4 million, respectively, attributable primarily to the items discussed in this section.

Interest expense, net.    Interest expense for the three months ended June 30, 2006 decreased by $2.4 million compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, the effective interest rate and average net borrowings were significantly lower than the three months ended June 30, 2005. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt borrowings which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005.

Foreign currency transaction (gains) losses, net.    We incurred foreign currency transaction gains of $0.5 million for the three months ended June 30, 2006, compared to $0.3 million of losses for the three months ended June 30, 2005. The variance was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates. The fluctuation was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates. For the three months ended June 30, 2006 and 2005 the average U.S./Canadian exchange rates were 1.1224 and 1.2439, respectively.

Comparison of the six months ended June 30, 2006 and 2005

The following table sets forth the results of operations for the six months ended June 30, 2006 and compares those results to those of the six months ended June 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

	2006 compared to 2005	2006			2005
(in millions)		Six months ended June 30,	% of Net sales	% of Net sales, less excise taxes	Six months ended June 30,	% of Net sales	% of Net sales, less excise taxes
Net sales	$176.6	$2,524.5	100.0%	—	$2,347.9	100.0%	—
Net sales—Cigarettes	124.1	1,797.6	71.2	64.6	1,673.5	71.3	64.9
Net sales—Food/Non-food	52.5	726.9	28.8	35.4	674.4	28.7	35.1
Net sales, less excise taxes	122.6	1,907.7	75.6	100.0	1,785.1	76.0	100.0
Gross profit	2.9	138.3	5.5	7.2	135.4	5.8	7.6
Warehousing and distribution expenses	4.1	69.5	2.8	3.6	65.4	2.8	3.7
Selling, general and administrative expenses	(1.5)	51.7	2.0	2.7	53.2	2.3	3.0
Income from operations	0.1	16.4	0.7	0.9	16.3	0.7	0.9
Interest expense, net	(4.9)	1.3	0.1	0.1	6.2	0.3	0.3
Foreign currency transaction (gains) losses, net	(1.0)	(0.4)	0.0	0.0	0.6	0.0	0.0
Net income	3.6	8.6	0.3	0.5	5.0	0.2	0.3

Net sales.    Net sales overall for the six months ended June 30, 2006 increased $176.6 million, or 7.5%, compared to the six months ended June 30, 2005. The increase was due to several factors. We began servicing three significant new customers in the first quarter of 2005. These new customers represent approximately $48.1 million or 2.0% of the increase in net sales inclusive of excise taxes. In addition, we began servicing customers as a result of the Klein acquisition, which represented $22.5 million of sales in 2006. This increase was offset by the impact of the loss of two significant customers in the fourth quarter of 2005, which explains a decline in net sales of $93.9 million for the six months ended June 30, 2006 compared to 2005. An increase in net sales of $106.4 million was due to increases in net sales to existing customers and other customer wins offset by losses. Net sales increased due to excise tax increases of $54.1 million in the 2006 period compared to 2005, while increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $39.4 million in the 2006 period compared to 2005.

Net sales of cigarettes for the six months ended June 30, 2006 increased $124.1 million, or 7.4% compared to the six months ended June 30, 2005. An increase of $33.1 million or 2.0% was attributable to the addition of the three significant new customers in 2005. In addition, an increase due to Klein of $19.0 million and gains in net sales to existing customers and other customer wins offset by losses resulted in increases in net sales of cigarettes for the six months ended June 30, 2006 compared to the same period in 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2005 and the six months ended June 30, 2006 which are reflected in our net sales of cigarettes. In the six months ended June 30, 2006, cigarette carton sales increased by 2.8% compared to the six months ended June 30, 2005. The increase in cartons was primarily attributable to the three significant new customers in 2005 and the recently acquired Klein business. Cigarette net sales as a percent of total net sales remained largely unchanged at 71.2% versus 71.3% % for the six months ended June 30, 2006 and 2005, respectively

Net sales of food and non-food products for the six months ended June 30, 2006 increased $52.5 million or 7.8% compared to the same period in 2005. An increase of $15.0 million, or 2.2%, is attributable to the three new customers mentioned above. The remaining increase of $37.5 million, or 5.6%, is due primarily to increases in sales to existing customers and increases in sales related to new customers, an increase in sales due to Klein, partially offset by lost sales due to customer losses.

Gross profit.    Gross profit for the six months ended June 30, 2006 increased by $2.9 million, or 2.1%, compared to the six months ended June 30, 2005. The increase in gross profit dollars was caused primarily by an increase in sales volume, offset by a reduction in cigarette inventory holding profits discussed below. As a percentage of sales, gross profit decreased from 5.8% for the six months ended June 30, 2005 to 5.5% for the six months ended June 30, 2006.

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was due primarily to a reduction in cigarette holding profits earned in the six months ended June 30, 2006 compared to the same period in 2005. Cigarette gross profit for the six months ended June 30, 2006 included $0.6 million of cigarette inventory holding profits relating to manufacturer price increases, compared to $5.1 million of cigarette inventory holding profits for the six months ended June 30, 2005, which related to cigarette tax increases and manufacturer price increases. A reduction in rebates and allowances received from our vendors as well as lower margins earned related to sales to the three new significant customers obtained in early 2005 impacted gross profit margins negatively in the 2006 period compared to 2005. In addition, cigarette gross profit margins were negatively impacted in the six months ended June 30, 2006, compared to the six months ended June 30, 2005 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, our gross profit dollars were unaffected as a result of tax increases in the six months ended June 30, 2006.

The following table sets forth the notable components comprising the change in gross profit as a percentage of net sales for the six month periods.

	2006			2005
(in millions)	Six months ended June 30,	Six months ended June 30, % of Net sales	Six months ended June 30, % of Net sales, less excise taxes	Six months ended June 30,	Six months ended June 30, % of Net sales	Six months ended June 30, % of Net sales, less excise taxes
Net sales	$2,524.5	100.0%	—	$2,347.9	100.0%	—
Net sales, less excise taxes	1,907.7	75.6	100.0%	1,785.1	76.0	100.0%
LIFO expense	(2.9)	(0.11)	(0.15)	(3.2)	(0.14)	(0.18)
Cigarette inventory holding profits	0.6	0.02	0.03	5.1	0.22	0.29
Remaining gross profit	140.6	5.57	7.37	133.5	5.69	7.48

Gross profit	$138.3	5.48%	7.25%	$135.4	5.77%	7.59%

Operating expenses.    Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the six months ended June 30, 2006, operating expenses increased $2.8 million or 2.4% to $121.9 million from $119.1 million for the six months ended June 30, 2005. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the six months ended June 30, 2006. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses.    Warehousing and distribution expenses for the six months ended June 30, 2006 increased by $4.1 million or 6.3%, compared to the six months ended June 30, 2005. As a percentage of sales these expenses remained constant at 2.8% for the six months ended June 30, 2006 and 2005. An increase in warehouse and delivery salaries and benefits in the 2006 period compared to 2005 of 7.2% is due primarily to an increase in demand and cost for quality drivers in certain of our locations. This increase is offset by increases in sales due to excise tax increases, which contribute to the reduction in expenses as a percentage of sales.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the six months ended June 30, 2006 decreased by $1.5 million compared to the six months ended June 30, 2005. As a percentage of sales, these expenses decreased from 2.3% for the six months ended June 30, 2005 to 2.0% for the same period in 2006. In the six months ended June 30, 2006, we benefited from a $2.0 million reduction in workers compensation costs resulting from a favorable settlement of amounts owed by the Company for claims inherited in connection with the Fleming bankruptcy, the favorable settlement of vendor payables and previously written-off customer receivables totaling $1.6 million. In the six months ended June 30, 2005, we benefited from an unanticipated insurance recovery totaling $1.0 million and the favorable settlement of previously written-off bad debt of $1.4 million, both in the aggregate resulting in expense reductions of $2.4 million. Additionally, the decrease as a percent to sales in the six months ended June 30, 2006 is due to the leveraging of fixed costs in relation to net sales increases. Increases in sales due to excise tax increases also contributed to the reduction in expenses as a percentage of sales.

Income from operations.    Income from operations for the six months ended June 30, 2006 and 2005 was $16.4 million and $16.3 million, respectively, attributable primarily to the items discussed in this section.

Interest expense, net.    Interest expense for the six months ended June 30, 2006 decreased by $4.9 million compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, the effective interest rate and average net borrowings were significantly lower than the six months ended June 30, 2005. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt borrowings which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005.

Foreign currency transaction (gains) losses, net.    We incurred foreign currency transaction gains of $0.4 million for the six months ended June 30, 2006, compared to $0.6 million of such losses for the six months ended June 30, 2005. The fluctuation was due primarily to intercompany activity related to our Canadian operations and changes in Canadian foreign exchange rates. For the six months ended June 30, 2006 and 2005 the average U.S./Canadian exchange rates were 1.1384 and 1.2354.

Summary of Sales and Profit by Product Line

The following table summarizes our cigarette and other product sales and gross profit for the six-month and three-month periods as a percentage of our net sales and gross profit:

	Six Months Ended		Three Months Ended
	June 2006	June 2005	June 2006	June 2005
Cigarettes
Net sales (millions)	$1,797.6	$1,673.5	$954.3	$899.7
Excise Taxes in sales (millions)	$566.0	$515.2	$309.0	$275.8
Gross Profit (millions)(1)	$43.3	$49.4	$22.5	$26.4
% of Total Sales	71%	71%	71%	71%
% of Gross Profit	31%	36%	30%	36%

All other products
Net sales (millions)	$726.9	$674.4	$391.3	$368.4
Excise Taxes in Sales (millions)	$50.8	$47.6	$27.5	$25.2
Gross Profit (millions)	$95.0	$86.0	$51.3	$46.0
% of Total Sales	29%	29%	29%	29%
% of Gross Profit	69%	64%	70%	64%

Total Net Sales (millions)	$2,524.5	$2,347.9	$1,345.6	$1,268.1
Total Excise Taxes in Sales (millions)	$616.8	$562.8	$336.5	$301.0
Gross Profit (in millions)	138.3	135.4	73.8	72.4

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three and six months ended June 30, 2006, were $0 and $0.6 million, respectively, while such profits for the three and six months ended June 30, 2005, were $2.6 million and $5.1 million, respectively.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditure programs and debt service requirements with respect to our credit facilities. We have historically funded our capital requirements through our current operations and external borrowings.

As of June 30, 2006, our cash and restricted cash were $24.1 million and $15.0 million, respectively. Restricted cash represents funds that have been set aside in trust as required by Canadian provincial taxing authorities to secure amounts payable to these authorities for cigarette and tobacco excise taxes.

Cash flows from operating activities

Six months ended June 30, 2006

For the six months ended June 30, 2006, net cash used in operating activities was $4.2 million and consisted of cash generated from operations of $19.1 million, and cash used as a result of changes in assets and liabilities of $23.3 million. Cash generated from operations includes net income of $8.6 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory reserve.

The decrease in cash from changes in assets and liabilities was due primarily to an increase in accounts receivable of $25.8 million, an increase in deposits, prepayments and other non-current assets of $8.9 million, offset by an increase in accounts payable of $14.0 million. The increase in accounts receivable from December 31, 2005 was due to an increase in sales volume growth. This increase in sales near the end of the quarter ended June 30, 2006 compared to December 31, 2005 drove higher accounts receivable due to the Company’s average sales outstanding, of approximately 10 days. The increase in deposits, prepayments and other non-current assets is due primarily to an increase in prepaid cigarette inventory purchases at the end of the quarter due to promotional and holiday purchases. The increase in accounts payable is primarily due to the terms established related to Klein purchases subsequent to the acquisition. We did not assume any accounts payable in connection with the Klein acquisition; however, we began establishing accounts payable related to Klein and as of June 30, 2006 have established accounts payable of $9.7 million. Additionally, a decline in inventory of $7.0 million, due primarily to higher than normal cigarette inventory levels at December 31, 2005 as a result of purchases of cigarettes in connection with our LIFO tax planning strategy and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays, was partially offset by an increase in cigarette and tobacco taxes of $4.2 million. Tobacco taxes payable were higher than normal at December 31, 2005 due primarily to the high level of purchases of Canadian cigarettes at year end, which result in a tax liability at the time of purchase.

Six months ended June 30, 2005

For the six months ended June 30, 2005, cash provided by operating activities was $16.7 million and consisted of cash generated from operations totaling $16.3 million and cash provided from changes in assets and liabilities of $0.4 million. Cash generated from operations includes net income of $5.0 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory allowance.

The increase in cash from changes in asset and liabilities was due primarily to an increase in accounts payable of $8.9 million, a decrease in other receivables of $8.7 million and an increase in cigarette and tobacco taxes payable of $8.5 million, offset by an increase in accounts receivable of $13.1 million and an increase in deposits, prepayments and other non-current assets of $9.0 million. The increase in accounts payable of $8.9 million and the increase in accounts receivable of $13.1 million was due primarily to an increase in sales and purchases generated from new business gains in 2005. The decrease in other receivables of $8.7 million during the period was primarily the result of the collection of vendor receivables that were outstanding at December 31, 2004 related to the bankruptcy. The increase in cigarette and tobacco taxes payable was primarily due to increased purchases and excise tax rate increases occurring during the period. The increase in deposits, prepayments and other non-current assets was due primarily to pre-payments made on purchases of cigarettes at the end of June 2005, in anticipation of the holiday weekend sales volume.

Cash flows relating to investing activities

Six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006 and June 30, 2005, cash flows used in investing activities were $63.2 million and $4.5 million, respectively.

Cash flows used in investing activities in the 2006 period were due primarily to the acquisition of Klein. We paid $58.3 million including cash acquired of $2.5 million, for the assets of Klein, which consisted primarily of accounts receivable, inventory and property and equipment. For the six months ended June 30, 2006 we had an increase in restricted cash of $3.6 million and capital expenditures of $3.8 million. Capital expenditures for the period related primarily to the scheduled replacement of delivery and warehouse equipment and initial spending related to equipping a replacement facility in Spokane, Washington. Our capital expenditure plan is to spend approximately $16 million during 2006, which includes equipping a replacement facility in Spokane, Washington, increasing our refrigerated product capabilities, and regularly scheduled replacement of delivery and warehouse equipment.

For the six months ended June 30, 2005 we had an increase in restricted cash of $1.1 million and capital expenditures of $3.4 million. Capital spending in the period related primarily to the scheduled replacement of delivery and warehouse equipment. Restricted cash for both 2006 and 2005 increased primarily related to changes in collections of taxes set aside in trust as required by Canadian provincial taxing authorities which increases were driven by normal operations.

Cash flows from financing activities

Six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006, net cash provided by financing activities was $61.8 million. We had borrowings on our revolving line of credit of $67.2 million, due primarily to borrowings in connection with the Klein acquisition and borrowings to fund prepayments related to inventory purchases. Borrowings related to Klein were approximately $57.6 million. Our book overdrafts declined $8.3 million from the balances at December 31, 2005 due to normal fluctuations. Additionally, cash provided by financing activities included cash proceeds from the exercise of common stock options of $1.7 million and excess tax deductions under SFAS 123 (R) associated with stock-based compensation of $1.2 million.

For the six months ended June 30, 2005, net cash used in financing activities was $2.4 million. The use of cash was due primarily to payments we made under our Tranche B notes payable of $15.0 million, which was offset by net borrowings under our revolving line of credit of $14.3 million. In addition, we had a decrease in our book overdrafts of $1.7 million, due to normal fluctuations.

Liquidity Outlook

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

In fiscal year 2005, we paid a total of approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.8 and $2.0 million at June 30, 2006 and December 31, 2005, respectively.

For the three and six months ended June 30, 2006, the weighted average interest rate for the revolving credit facility was 6.4% and 6.2% and we paid total unused facility fees of $0.1 million and $0.2 million, respectively.

During the three and six months ended June 30, 2006 the maximum amount of borrowing was $126.8 million and the maximum amount outstanding under letters of credit facilities were $53.9 and $55.0 million, respectively.

As of June 30, 2006, there were $126.8 million in total borrowings outstanding and $40.8 million in letters of credit outstanding under the 2005 Credit Facility, net borrowing capacity under the 2005 Credit Agreement was $49.8 million, and we were in compliance with all of the covenants under the 2005 Credit Agreement.

In June 2006, we completed the acquisition of the Klein Candy Company, LP. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased the Company’s available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base.

Litigation

In the ordinary course of our business, we are subject to certain legal proceedings, claims, investigations and administrative proceedings. In accordance with SFAS No. 5 Accounting for Contingencies, we record a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. When applicable, these provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At both June 30, 2006 and December 31, 2005, we were not involved in any material litigation.

New Accounting Pronouncements

In June, 2006, the FASB issued Financial Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN no. 48 on our financial statements.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R) ), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 for fair value. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and prohibits pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for interim or annual reporting periods beginning after December 15, 2005. The adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006 has not had a material impact on our financial statements.

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

The consumable goods distribution industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence generally may negatively impact our sales. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Due to the low margins on the products we distribute, changes in general economic conditions could materially adversely affect our operating results.

We currently expect that our profits in the third and fourth quarters of 2006 may be negatively affected by two primary economic factors.

We believe that two general economic factors may impact our sales, margins and costs during the second half of 2006. First, our retailers have reported to us that they have recently experienced a decrease in the proportion of their customers’ expenditures on non-cigarette products compared to customers’ expenditures on cigarettes. These retailers cite continued high gasoline prices as a factor in this shift in composition of sales. This shift, if sustained, could cause pressure on our sales and gross margins since sales of non-cigarette products result in higher margins and generate greater merchandise income than sales of cigarettes do. Second, the strength of the employment market in the transportation sector is leading to a shortage of qualified driver in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, in California, state Proposition No. 86 qualified for the November state ballot. If approved by the voters, this proposition would increase excise taxes approximately $2.60 per pack or $26.00 per carton. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

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

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 42% of our Canadian revenues, or approximately 9% of our total revenues recently announced that it plans to begin direct-to-store delivery of its products effective August, 2006.

Imperial Tobacco has announced it intends to bypass wholesale distributors such as us and begin making direct-to-store delivery of its products commencing in August 2006. We intend to seek to recover any profits we may lose as a result by applying a surcharge or marking up other products we distribute to our Canadian customers. However, if Imperial Tobacco is successful in implementing direct-to-store delivery of its products and we are not able to recover profits we may lose as a result, our results of operations could be adversely affected.

If the costs to us of the products we distribute increase, or excise stamp taxes increase, and we cannot pass these increases on to our customers, our results of operations could be adversely affected.

If we cannot pass along to our customers increases in our cost of goods sold which we experience when manufacturers or taxing authorities increase prices or taxes invoiced or reduce or eliminate discounts, rebates, allowances and other incentive programs, our profit margins could erode. Our industry is characterized by a high volume of sales with relatively low profit margins. If we cannot pass along cost increases to our customers due to resistance to higher prices, our relatively narrow profit margins and earnings could be negatively affected.

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

We depend on our ability to successfully integrate business acquisitions into our existing operations.

Core-Mark has from time-to-time acquired businesses or assets to increase and enhance our existing operations. For example, during the second quarter of 2006, we purchased substantially all of the assets and certain liabilities of Klein. If we are unable to successfully and profitably integrate these businesses into our existing operations, our results of operations could be negatively impacted.

We anticipate that integration and rationalization activities, which are expensed as incurred, including those associated with the Klein Candy acquisition, will result in expenses being incurred during primarily the third and fourth quarters of 2006. We review each of our operations on an ongoing basis, and modifications or rationalizations to increase efficiencies frequently result in both current period and capital expenses. We currently expect integration and rationalization costs expensed to be approximately $2.5 million in the second half of 2006.

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

We are headquartered in, and conduct a significant portion of our operations in, California. Our operations in California are susceptible to damage from earthquakes. In addition, one of our data centers is located in Richmond, British Columbia, Canada which location is susceptible to earthquakes and one of our data centers is located in Plano, Texas which is susceptible to wind storms. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

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

Risks Relating to Our 2004 Reorganization

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

Risks Relating to an Investment in Our Common Stock

Approximately 1.6 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of June 30, 2006, 8.2 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 1.6 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 1.6 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the Post Confirmation Trust (PCT) and the bankruptcy court and are not in our control.

The distribution of a significant amount of shares of common stock onto the market or the sale of a substantial number of shares at any given time could result in a decline in the price of our common stock, cause dilution, or increase volatility.

As of December 31, 2005 and June 30, 2006, we have identified 11 material weaknesses in our internal controls over financial reporting. If we fail to remedy these or any other material weaknesses in our internal controls over financial reporting that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

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

We incur significant costs as a result of being a public company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations increase our legal, audit and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we are required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Currently, the costs of compliance with Sarbanes-Oxley Section 404 are substantial and will be increasing over the next several quarters as we work to complete our initial compliance. We estimate approximately $4.4 million for our public related costs in the second half of 2006 compared to $2.6 million expended for these purposes in the second half of 2005.

Ongoing costs are then expected to moderate, but will remain substantial.

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

The Company’s market risk disclosures set forth in Item 7A of the Annual Report on Form 10-K, for the year ended December 31, 2005, filed on April 14, 2006 did not change materially during the six months ended June 30, 2006.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in our internal control over financial reporting as of June 30, 2006 are as follows:

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

Remediation of Material Weaknesses

To address the material weaknesses discussed above, the Audit Committee directed management, with the assistance of an outside consultant, to formulate an enhancement of the Company’s remediation plan initially developed to address deficiencies identified at the time of filing of the Company’s Form 10-Q for the third quarter of 2005.

During the second quarter of 2006 the Company furthered the remediation of the Company’s material weaknesses with the following actions:

•	Established an on-line accounting policy and procedure resource library.

•	Established or revised policies and procedures including those related to revenue recognition and accounting and disclosure of non-routine transactions.

•	Increased training and continuing professional education for corporate accounting professional staff.

•	Documented desk procedures for corporate accounting staff, identified gaps and required remediation, established remediation measures and implemented procedures to test the new measures.

•	Augmented existing technical staff with consulting professionals, as needed.

•	Commenced an accounting organizational assessment using a third-party consulting firm.

Although the Company believes that it has made progress in remediating most of the 11 material weaknesses, the Company will be in a better position to conclude on its remediation status when it completes its requirements under Section 404 of the Sarbanes-Oxley Act of 2002. The Company intends to complete this work by the time it files its annual report for 2006 on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes other than those described above in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also revised the risk factors below as follows:

Cigarettes and other tobacco products are subject to substantial excise taxes and if these taxes are increased, our sales of cigarettes and other tobacco products could decline.

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, in California, state Proposition No. 86 qualified for the November state ballot. If approved by the voters, this proposition would increase excise taxes approximately $2.60 per pack or $26.00 per carton. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

We depend on our ability to successfully integrate business acquisitions into our existing operations.

Core-Mark has from time-to-time acquired businesses or assets to increase and enhance our existing operations. For example, during the second quarter of 2006, we purchased substantially all of the assets and certain liabilities of Klein. If we are unable to successfully and profitably integrate these businesses into our existing operations, our results of operations could be negatively impacted.

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

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 42% of our Canadian revenues, or approximately 9% of our total revenues recently announced that it plans to begin direct-to-store delivery of its products effective August, 2006.

Imperial Tobacco has announced it intends to bypass wholesale distributors such as us and begin making direct-to-store delivery of its products commencing in August 2006. We intend to seek to recover any profits we may lose as a result by applying a surcharge or marking up other products we distribute to our Canadian customers. However, if Imperial Tobacco is successful in implementing direct-to-store delivery of its products and we are not able to recover profits we may lose as a result, our results of operations could be adversely affected.

Earthquake and natural disaster damage could have a material adverse affect on our business.

We are headquartered in, and conduct a significant portion of our operations in, California. Our operations in California are susceptible to damage from earthquakes. In addition, one of our data centers is located in Richmond, British Columbia, Canada which location is susceptible to earthquakes and one of our data centers is located in Plano, Texas which is susceptible to wind storms. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

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

The consumable goods distribution industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence generally may negatively impact our sales. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectability of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Due to the low margins on the products we distribute, changes in general economic conditions could materially adversely affect our operating results.

We currently expect that our profits in the third and fourth quarters of 2006 may be negatively affected by two primary economic factors.

We believe that two general economic factors may impact our sales, margins and costs during the second half of 2006. First, our retailers have reported to us that they have recently experienced a decrease in the proportion of their customers’ expenditures on non-cigarette products compared to customers’ expenditures on cigarettes. These retailers cite continued high gasoline prices as a factor in this shift in composition of sales. This shift, if sustained, could cause pressure on our sales and gross margins since sales of non-cigarette products result in higher margins and generate greater merchandise income than sales of cigarettes do. Second, the strength of the employment market in the transportation sector is leading to a shortage of qualified driver in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas.

We depend on our ability to successfully integrate business acquisitions into our existing operations.

Core-Mark has from time-to-time acquired businesses or assets to increase and enhance our existing operations. For example, during the second quarter of 2006, we purchased substantially all of the assets and certain liabilities of Klein. If we are unable to successfully and profitably integrate these businesses into our existing operations, our results of operations could be negatively impacted.

We anticipate that integration and rationalization activities, which are expensed as incurred, including those associated with the Klein Candy acquisition, will result in expenses being incurred during primarily the third and fourth quarters of 2006. We review each of our operations on an ongoing basis, and modifications or rationalizations to increase efficiencies frequently result in both current period and capital expenses. We currently expect integration and rationalization costs expensed to be approximately $2.5 million in the second half of 2006.

We incur significant costs as a result of being a public company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations increase our legal, audit and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we are required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Currently, the costs of compliance with Sarbanes-Oxley Section 404 are substantial and will be increasing over the next several quarters as we work to complete our initial compliance. We estimate approximately $4.4 million for our public related costs in the second half of 2006 compared to $2.6 million expended for these purposes in the second half of 2005.

Ongoing costs are then expected to moderate, but will remain substantial.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

We held our 2006 annual meeting of stockholders on May 9, 2006. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

i.	The following individuals were elected by holders of our common stock as our directors to serve for a one-year term until the 2007 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non- Votes
Robert A. Allen	6,240,279	74,238	—	—
Stuart W. Booth	6,307,690	6,827	—	—
Gary F. Colter	6,294,873	19,644	—	—
L. William Krause	6,236,385	78,132	—	—
Harvey L. Tepner	6,290,964	23,553	—	—
Randolph I. Thornton	6,289,678	24,839	—	—
J. Michael Walsh	6,296,159	18,358	—	—

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

2.2	Asset Purchase Agreement, dated June 6, 2006, among Core-Mark Holding Company, Inc., Core-Mark Midcontinent, Inc., and Klein Candy Company (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on June 8, 2006).

2.3	Real Estate Purchase and Sale Agreement, dated June 6, 2006, among Core-Mark Midcontinent, Steven C. Dressler and Adele Dressler as an individual and as Trustee for that certain Agreement of Trust dated October 9, 1996, for the benefit of Cynthia Dressler and that certain Agreement of Trust dated October 28, 1999, for the benefit of Adele Dressler’s Grandchildren (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on June 8, 2006).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005)

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: August 11, 2006	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 11, 2006	By:	/s/ JAMES WALL
	Name:	James Wall
	Title:	Chief Financial Officer