Form 10-Q
period 2006-09-30
Core-Mark Holding Company, Inc.
filed 2006-11-13
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of October 31, 2006, 10,165,407 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and other materials we file with the Securities and Exchange Commission (the SEC) contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the cigarette and consumable goods industry; the adverse effect of legislation and other matters affecting the cigarette industry; financial risks associated with purchasing cigarettes and other tobacco products from certain product manufacturers; increases in excise and other taxes on cigarettes and other tobacco products; increased competition in the distribution industry; disintermediation; our reliance on income from rebates, allowances and other incentive programs; our dependence on the convenience store industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; our inability to borrow additional capital; failure of our suppliers to provide products; the negative affects of product liability claims; the loss of key personnel, our inability to attract and retain new qualified personnel or the failure to renew collective bargaining agreements covering certain of our employees; currency exchange rate fluctuations; government regulation; the risk that we may be unable to successfully integrate the operations of businesses we acquire, and the risk that our suppliers may raise their prices or reduce the availability of their products to us, decisions by our suppliers to engage in direct distributions and the residual effects of the Fleming Company Inc.’s (Fleming) bankruptcy on our customer, supplier and employee relationships, and our results of operations.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20.8	$30.0
Restricted cash	9.5	10.8
Accounts receivable, net of allowance for doubtful accounts of $6.0 and $6.5, respectively	151.2	128.6
Other receivables, net	32.2	27.2
Inventories, net	198.8	199.7
Deposits and prepayments	25.1	18.6

Total current assets	437.6	414.9
Property and equipment, net	52.0	40.9
Deferred income taxes	1.8	2.1
Goodwill	3.3	—
Other non-current assets, net	52.2	52.5

Total assets	$546.9	$510.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81.0	$46.3
Book overdrafts	13.5	20.2
Cigarette and tobacco taxes payable	42.9	64.0
Accrued liabilities	61.2	59.3
Income taxes payable	5.1	6.0
Deferred income taxes	13.3	13.3

Total current liabilities	217.0	209.1
Long-term debt, net	68.8	59.6
Other tax liabilities	4.5	3.9
Claims liabilities, net of current portion	40.4	41.0
Pension liabilities	10.8	12.2

Total liabilities	341.5	325.8

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,151,183 and 9,809,929 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively)	0.1	0.1
Additional paid-in capital	173.5	166.1
Retained earnings	32.6	19.6
Accumulated other comprehensive loss	(0.8)	(1.2)

Total stockholders’ equity	205.4	184.6

Total liabilities and stockholders’ equity	$546.9	$510.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$1,482.0	$1,333.3
Cost of goods sold	1,403.0	1,262.4

Gross profit	79.0	70.9

Warehousing and distribution expenses	42.3	37.1
Selling, general and administrative expenses	28.1	25.2
Amortization of intangible assets	0.4	0.4

Total operating expenses	70.8	62.7

Income from operations	8.2	8.2
Interest expense, net	1.2	3.3
Loss on early extinguishment of debt	—	2.6
Amortization of debt issuance costs	0.1	0.4

Income before income taxes	6.9	1.9
Provision for income taxes	2.5	1.0

Net income	$4.4	$0.9

Basic income per common share	$0.43	$0.09

Diluted income per common share	$0.40	$0.08

Basic weighted average shares	10.1	9.8
Diluted weighted average shares	10.9	10.5

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net sales	$4,006.5	$3,681.2
Cost of goods sold	3,789.2	3,474.9

Gross profit	217.3	206.3

Warehousing and distribution expenses	111.8	102.5
Selling, general and administrative expenses	79.8	78.4
Amortization of intangible assets	1.1	0.9

Total operating expenses	192.7	181.8

Income from operations	24.6	24.5
Interest expense, net	2.5	9.5
Loss on early extinguishment of debt	—	2.6
Foreign currency transaction (gains) losses, net	(0.4)	0.6
Amortization of debt issuance costs	0.3	0.9

Income before income taxes	22.2	10.9
Provision for income taxes	9.2	5.0

Net income	$13.0	$5.9

Basic income per common share	$1.30	$0.61

Diluted income per common share	$1.19	$0.57

Basic weighted average shares	10.0	9.8
Diluted weighted average shares	10.9	10.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$13.0	$5.9
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	4.5	5.0
Amortization of stock-based compensation expense	3.3	3.0
Bad debt reserves, net	(0.4)	0.6
Depreciation and amortization	9.5	11.7
Loss on early extinguishment of debt	—	2.3
Foreign currency transaction (gains) losses, net	(0.4)	0.6
Deferred income taxes	0.2	(3.5)
Changes in operating assets and liabilities:
Accounts receivable	(2.9)	(9.3)
Other receivables	(1.9)	11.1
Inventories	17.5	26.3
Deposits, prepayments and other non-current assets	(6.4)	(5.4)
Accounts payable	34.3	3.1
Cigarette and tobacco taxes payable	(22.6)	11.1
Pension, claims and other accrued liabilities and income taxes payable	(1.3)	(10.7)

Net cash provided by operating activities	46.4	51.8

Cash flows from investing activities:
Restricted cash	1.7	(0.1)
Acquisition of business, net of cash acquired	(55.8)	—
Additions to property and equipment, net	(8.2)	(4.2)
Proceeds from sale of fixed assets	0.3	—

Net cash used in investing activities	(62.0)	(4.3)

Cash flows from financing activities:
Payments made under 2004 revolving credit facility, net	—	(9.3)
Borrowings under 2005 revolving credit facility, net	9.2	—
Principal payments on long-term debt	—	(35.5)
Cash proceeds from exercise of common stock options and warrants	2.5	—
Excess tax deductions associated with stock-based compensation	1.7	—
Increase (decrease) in book overdrafts	(6.7)	0.8

Net cash provided by (used in) financing activities	6.7	(44.0)

Effects of changes in foreign exchange rates	(0.3)	0.7

Increase (decrease) in cash and cash equivalents	(9.2)	4.2
Cash and cash equivalents, beginning period	30.0	26.2

Cash and cash equivalents, end of period	$20.8	$30.4

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$7.6	$20.7
Interest	$2.9	$9.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (collectively, the Company or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company operates a network of 24 distribution centers (excluding the Victoria, British Columbia facility which was consolidated into the nearby Vancouver facility in October, 2006) in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 22,000 customer locations. The products the Company distributes include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, dairy, general merchandise, and health and beauty care products. Core-Mark services a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming Company Inc. (Fleming). On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of Reorganization (the Plan), became effective on August 23, 2004. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, the Post Confirmation Trust (PCT) and the Reclamation Creditor’s Trust (RCT).

Basis of Presentation and Principles of Consolidation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements of Core-Mark Holding Company, Inc. and subsidiaries for the three and nine months ended September 30, 2006 and 2005 have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of only normally recurring adjustments) necessary for the fair presentation of its consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 which are included in the Company’s Annual Report for 2005 on Form 10-K.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Consolidation of Variable Interest Entities

As a result of the Fleming bankruptcy, the Canadian province of Alberta requires that the Company deposit excise taxes in a trust account. The excise taxes collected by the Company are being deposited in trust as stipulated in a trust agreement between the province and the Company. As part of the trust agreement, a trust was created on July 29, 2003. The trust identified the province as the sole beneficiary. The formation of the trust required the Company to evaluate the accounting guidelines of the Financial Accounting Standards Board Financial Interpretation No. 46R (FIN No. 46R) Consolidation of Variable Interest Entities into the Company’s Financial Statements. In compliance with FIN No. 46R, the Company determined the trust was eligible for variable interest entity status.

Based on the specific criteria of the trust agreement and consistent with the guidelines of FIN No. 46R, the Company concluded that the cash related to the trust should be consolidated into the Company’s financial statements and classified as restricted cash.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management considers the allowance for doubtful accounts receivable, the allowance related to other receivables, inventory valuation allowance, recovery of other long-lived assets, trust guarantee, the realizability of deferred income taxes, pension benefits and self-insurance reserves and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Reclassifications

The change in restricted cash of $0.1 million for the nine months ended September 30, 2005 has been reclassified from cash flows from operating activities to cash flows from investing activities to conform to the current period presentation.

Distribution Assets

Cost of goods sold excludes depreciation and amortization expense attributable to distribution assets. These costs have been included in warehousing and distribution expenses comprising $1.6 million and $2.0 million for the three months ended September 30, 2006 and 2005, and $4.1 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for the Company in the fourth quarter of fiscal 2006. The Company is currently evaluating SFAS No. 158 and its impact on its financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measurement and specifies enhanced disclosures required under other accounting pronouncements. SFAS No. 157 specifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157 and its impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC recommends quantifying errors using both a balance sheet and an income statement approach for purposes of materiality assessments. The guidance is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating SAB 108 and its impact on the Company’s financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN No. 48 and its impact on the Company’s financial statements.

2. Victoria / Vancouver Facility Consolidation

During the third quarter of fiscal year 2006, the Company adopted a plan to consolidate the business operations of its Victoria and Vancouver, British Columbia distribution centers in order to reduce operating costs and improve service to customers. The facility consolidation plan includes closing the Victoria facility, consolidating the majority of the Victoria operations to the nearby Vancouver distribution center and terminating a number of the Victoria employees. The Company expects to continue to service all Victoria customers and maintain distribution of all Victoria product lines without interruption. As part of the plan the Company will maintain a Victoria sales office.

The Company ceased operations at the Victoria facility on October 20, 2006 and terminated the majority of the facility employees on October 27, 2006. The 22 terminated employees served in the warehouse, distribution, sales and administrative functions. Total expenses related to the facility consolidation are estimated to be approximately $0.6 million.

During the third quarter of 2006, the Company recorded expenses of approximately $0.3 million for severance costs and nominal facility consolidation costs. The Company expects to incur an additional $0.3 million in facility closure costs, employee expenses, inventory consolidation, equipment expenses, and non-cash expenses related to accelerated depreciation of assets designated to be abandoned in future periods. The Company expects to incur these costs during the fourth quarter of 2006 and the first quarter of 2007. The facility closure costs are recorded in the consolidated statement of operations in the line item selling, general and administrative expenses. Severance and facility closure costs are allocated to a Canadian cost center which is included in the corporate adjustments and eliminations line of the segment reporting disclosure. (See Note 13—Segment and Geographic Information.)

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

3. Excise Taxes

State and provincial cigarette and tobacco excise taxes paid by the Company are included in both sales and cost of goods sold and totaled $383.7 million and $328.7 million for the three months ended September 30, 2006 and 2005, and $1,000.5 million and $891.4 million for the nine months ended September 30, 2006 and 2005, respectively.

4. Inventories

Inventories consist of finished goods and include tobacco products, food and other products, and related consumable products held for re-sale and are valued at the lower of cost or market. In the United States, cost is determined on a last-in, first-out (LIFO) basis using producer price indices as determined by the Department of Labor. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada.

Inventories consist of the following (in millions):

	September 30, 2006	December 31, 2005
Inventories at FIFO, net of reserves	$211.8	$209.0
Less: LIFO reserve	(13.0)	(9.3)

Inventories, net	$198.8	$199.7

The Company provides inventory valuation adjustments for spoiled, aged and unrecoverable inventory based upon amounts on hand and historical shrinkage experience. This valuation allowance was $1.2 million as of September 30, 2006 and December 31, 2005, respectively.

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $0.8 million and $1.8 million for the three months ended September 30, 2006 and 2005 and $3.7 million and $5.0 million for the nine months ended September 30, 2006 and 2005.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

5. Klein Acquisition

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

The allocation of the purchase price of Klein was based on the estimated fair values of the assets acquired and liabilities assumed as of June 19, 2006. Subsequently the Company identified certain adjustments which impacted the purchase price allocation, the majority of which related to a $0.3 million accrual due to Core-Mark’s assuming a pre-acquisition obligation for vacation liabilities to eligible Klein employees who were subsequently hired by Core-Mark. Additionally, the Company recorded an increase to the value of acquisition receivables of $0.1 million during the third quarter of 2006.

Operating results for Klein are included in the consolidated statements of operations from the date of acquisition and the acquired Klein assets and liabilities are included in the balance sheet as of September 30, 2006.

The following table details the adjusted purchase price allocation and the relevant adjustments:

	June 19, 2006 Purchase Price Allocation	Adjustment	Adjusted Purchase Price Allocation
Dollar in millions
Cash	$2.5		$2.5
Receivables	21.2	0.1	21.3
Inventory	19.6		19.6
Other assets	1.3		1.3
Fixed assets, net	1.8		1.8
Land and buildings	7.9		7.9
Identifiable intangibles	0.7		0.7
Non-compete agreements	0.6		0.6
Goodwill	3.1	0.2	3.3
Accrued liabilities	(0.4)	(0.3)	(0.7)

Total Purchase price	$58.3	$0.0	$58.3

The following unaudited pro forma consolidated results of operations assume that the Klein acquisition was completed as of January 1 for the periods shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts)	2006	2005	2006	2005
Net sales	$1,482.0	$1,548.5	$4,348.8	$4,318.8
Net income (loss)	$4.4	$(0.7)	$11.9	$3.4
Basic earnings (loss) per common share:	$0.43	$(0.08)	$1.19	$0.35
Diluted earnings (loss) per common share:	$0.40	$(0.08)	$1.08	$0.33

Note: potential common shares are not included in the calculation of diluted earnings per share in the period when the combined entity reported a loss from operations, during the three months ended September 30, 2005.

The unaudited pro forma net sales for the three and nine months ended September 30, 2006 include the historical results of the Company and Klein combined. However, on the acquisition date, the Company acquired only certain assets and certain liabilities of Klein. Additionally, the combined Company does not service all of Klein’s former customers. As a result, the net sales and corresponding expenses of Klein under the Company’s management are significantly lower than reflected in the unaudited pro forma consolidated results.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

6. Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. The components of comprehensive income for the three months ended September 30, 2006 and 2005, respectively, are as follows (in millions):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Components of comprehensive income:
Net income	$4.4	$0.9
Foreign currency translation adjustment	—	—

Total comprehensive income	$4.4	$0.9

The components of comprehensive income for the nine months ended September 30, 2006 and 2005, respectively, are as follows (in millions):

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Components of comprehensive income:
Net income	$13.0	$5.9
Foreign currency translation adjustment	0.4	0.1

Total comprehensive income	$13.4	$6.0

7. Long-term Debt

In fiscal year 2005, the Company entered into a $250 million five-year revolving credit facility referred to as the 2005 Credit Facility. All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to certain nominal fees associated with LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

In fiscal year 2005, the Company paid a total of approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.7 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2006, the weighted average interest rate for the revolving credit facility was 6.7% and 6.4% and the Company paid total unused facility fees of $0.1 million and $0.3 million, respectively.

During the three and nine months ended September 30, 2006 the maximum amount of borrowing was $126.8 million and the maximum amount outstanding under letters of credit facilities were $41.6 million and $55.0 million, respectively.

As of September 30, 2006, there were $68.8 million in total borrowings outstanding and $41.6 million in letters of credit outstanding under the 2005 Credit Facility. Net borrowing availability under the 2005 Credit Agreement was $106.9 million. As of September 30, 2006, the Company was in compliance with all of the covenants under the 2005 Credit Agreement.

8. Income Taxes

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

As of September 30, 2006, after taking into account a valuation allowance of $2.6 million, the Company had a net deferred tax liability of $11.5 million, comprised of $13.3 million recorded as a current deferred tax liability, primarily related to LIFO reserves, and $1.8 million recorded as a non-current deferred tax asset in the consolidated balance sheet. The effective income tax rate for the three and nine months ended September 30, 2006 was 36.6% and 41.3%, respectively, and is based on the federal statutory income tax rate, adjusted by the effect of state income taxes, net of federal benefit, changes in valuation allowances, effect of foreign operations and other permanent items.

9. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	For the Three months ended September 30, 2006	For the Three months ended September 30, 2005
Net income	$4.4	$0.9

Basic weighted-average shares outstanding	10.1	9.8
Dilutive common equivalent shares:
Unvested restricted stock units	0.1	0.1
Stock options	0.3	0.2
Class 6 (b) warrants	0.3	0.3
Tranche B warrants	0.1	0.1

Diluted weighted-average shares outstanding	10.9	10.5

Basic net income per share	$0.43	$0.09

Diluted net income per share	$0.40	$0.08

	For the Nine months ended September 30, 2006	For the Nine months ended September 30, 2005
Net income	$13.0	$5.9

Basic weighted-average shares outstanding	10.0	9.8
Dilutive common equivalent shares:
Unvested restricted stock units	0.1	0.1
Stock options	0.3	0.2
Class 6 (b) warrants	0.4	0.2
Tranche B warrants	0.1	0.1

Diluted weighted-average shares outstanding	10.9	10.4

Basic net income per share	$1.30	$0.61

Diluted net income per share	$1.19	$0.57

10. Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) an amendment of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective method.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

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

Total stock-based compensation cost recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2006 and 2005 was $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $3.4 million and $3.0 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan was $5.2 million at September 30, 2006. That cost is expected to be recognized over a weighted average period of 1.3 years.

The Company uses the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and restricted stock unit grant. There is limited historical information available to support the estimate of certain assumptions required to value the employee stock options as the Company shares began trading in April 2005. The expected volatility of the Company’s stock is based on a variety of factors including the volatility measures of other companies in relatively similar industries and the measures of companies which recently emerged from bankruptcy. The risk free rate for periods within the contractual life of the option is based on the U.S Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding. The Company did not grant options during the three months ended September 30, 2006. Restricted stock units issued during the three months ended September 30, 2006 were recorded at fair value.

Employee stock-based compensation expense recognized in the three months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 0.9% of the total grants and the historical rate of forfeiture is deemed to be a reasonable predictor of the future rate of forfeitures due to the limited period of time that the plans have been in place and the limited number of plan participants, approximately 55. The Company issues new shares to satisfy stock option exercises.

The Company maintains four stock-based compensation plans, the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan and the 2005 Directors’ Equity Incentive Plan which were established on and after the date of emergence from the Fleming bankruptcy. All plans carry a term of seven years.

The weighted-average grant-date fair value of restricted stock and restricted stock units (which we refer to collectively as restricted stock units) granted was $0.5 million and $5.2 million, for the nine months ended September 30, 2006 and 2005, respectively.

The aggregate intrinsic value of stock options and restricted stock units exercised during the three months ended September 30, 2006 was $5.6 million. The aggregate intrinsic value of stock options and restricted stock which vested during the three months ended September 30, 2006 was $4.3 million. The aggregate fair value of total shares vested as of September 30, 2006 was $6.8 million. The aggregate intrinsic value of the Company’s stock, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the third quarter of 2006 and 2005, respectively, and the stock option or restricted stock unit exercise price, multiplied by the number of stock options and restricted stock units outstanding or exercisable. Stock options and restricted stock units with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

2004 Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan units (2004 LTIP), has two components consisting of 1,114,444 stock options and 200,000 restricted stock units. For each option, the exercise price equals the fair value of the Company’s common stock on the date of grant. One third of the option shares vest on the first anniversary of the vesting commencement date and the remaining shares vest in equal monthly installments over the two year period following the first anniversary of the vesting commencement date. One third of the restricted stock units vest on the first anniversary of the vesting commencement date and the remaining units vest in equal quarterly installments over the two year period following the first anniversary of the vesting commencement date. Restricted stock units are available for grant to officers and key employees, vesting over three years, with a one-year cliff vesting on the anniversary of the date of grant and the remaining restricted stock units vest in equal quarterly installments. The stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method. There are 70,323 stock options and 251 restricted stock units remaining available for issuance.

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

2005 Long Term Incentive Plan

The 2005 Long-Term Incentive Plan (2005 LTIP) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years, with a one-year cliff vesting period beginning on February 1, 2005, followed by vesting ratably over the remaining 8 quarters. Based on a formula in the plan, the restricted stock units originally available for issuance were 171,315. There are 17,775 shares of restricted stock units remaining available for issuance.

2005 Directors Equity Incentive Plan

The 2005 Directors Plan permits granting of 15,000 non-qualified stock options to non-employee directors. The terms of the 2005 Directors Plan are substantially similar to the 2004 Directors Plan. On August 12, 2005, the Company granted 15,000 options to purchase common stock to non-employee directors of the Company. The options vest over three years, one third vesting on August 12, 2006. The remaining options vest in equal quarterly installments over the two year period commencing on August 12, 2006, for each consecutive quarter that the grantee remains a director. No stock options remain available for issuance.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

The following tables summarize information about restricted stock units and stock option activity, and restricted stock units and stock options outstanding for the 2004 LTIP and 2004 Directors’ Equity Incentive Plan, 2005 LTIP and 2005 Directors’ Equity Incentive Plan for the nine months ended September 30, 2006:

	2004 LTIP		2004 LTIP/ Directors Plan		2005 LTIP		2005 Directors Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	196,301	$0.01	1,079,934	$15.50	153,455	$0.01	15,000	$27.03
Granted	12,000	0.01	—		1,671	0.01	—	—
Exercised	(77,268)	0.01	(156,344)	15.50	(22,992)	—	—	—
Canceled	(8,552)	0.01	(7,200)		(1,586)	0.01	—	—

Outstanding at September 30, 2006	122,481	$0.01	916,390	$15.50	130,548	$0.01	15,000	$27.03

	Options/Units Outstanding				Options/Units Exercisable
Name of Plan	Exercise Prices	Number of Options/Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options/Restricted Stock Units	Weighted- Average Exercise Price
Restricted Stock Units under
2004 LTIP	$0.01	103,168	4.9 years	$0.01	71,644	$0.01
2004 LTIP	$0.01	5,000	6.3 years	$0.01	1,667	$0.01
2005 LTIP	$0.01	762	6.3 years	$0.01	254	$0.01
2005 LTIP	$0.01	909	6.3 years	$0.01	455	$0.01
2004 LTIP	$0.01	7,313	6.2 years	$0.01	5,078	$0.01
2005 LTIP	$0.01	128,877	5.3 years	$0.01	64,438	$0.01
2004 LTIP	$0.01	7,000	6.4 years	$0.01	—	$0.01
Options Granted under
2004 LTIP and Director’s Plan	$15.50	916,390	4.9 years	$15.50	636,382	$15.50
2005 Director’s Plan	$27.03	15,000	5.9 years	$27.03	5,000	$27.03

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

11. Employee Benefit Plans

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

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2006 and 2005 (in millions):

PENSION BENEFITS	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.5)	(0.5)

Net periodic benefit cost (income)	$—	$—

OTHER POST-RETIREMENT BENEFITS	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Interest cost	$0.1	$0.1
Amortization of net actuarial loss	0.1	—

Net periodic benefit cost	$0.2	$0.1

The Company contributed $1.8 million and $0.9 million to its pension and other post-retirement benefit plans during the three months ended September 30, 2006 and 2005, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

PENSION BENEFITS	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Interest cost	$1.5	$1.6
Expected return on plan assets	(1.6)	(1.6)

Net periodic benefit cost (income)	$(0.1)	$—

OTHER POST-RETIREMENT BENEFITS	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Interest cost	$0.1	$0.2
Expected return on plan assets	0.2	—
Amortization of net actuarial loss	0.1	—

Net periodic benefit cost	$0.4	$0.2

The Company contributed $2.4 million and $1.5 million to its pension and other post-retirement benefit plans during the nine months ended September 30, 2006 and 2005, respectively.

During the fourth quarter of 2006, the Company does not expect to make a contribution to its pension, other post-retirement benefit plan or defined contribution plan.

12. Commitments

Trust Guarantee

Pursuant to the Plan, the Company guarantees the payment of all Post Confirmation Trust, or PCT, administrative claims in excess of $56 million. FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that an entity issuing a guarantee must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. Based on the estimates provided by the PCT and the Company’s analysis, the assets of the PCT are sufficient to satisfy the claims against it; therefore, the Company believes that the fair value of its guarantee liability as of August 23, 2004 was not significant. In accordance with SFAS 5 Accounting for Contingencies, the Company deemed remote the likelihood that a liability existed as of September 30, 2006 to satisfy the trust claims. However, if the assets of the Trust prove insufficient to pay the claims in the future, the Company could be required to satisfy the guarantee. The Company continues to be obligated under the PCT guarantee as of September 30, 2006.

Previously the Company was the guarantor on claims related to the Reclamation Creditor’s Trust (RCT). If the assets of the RCT had been inadequate to satisfy all of the allowed Trade Lien Vendor (TLV) claims in the RCT, the Company would have been required to pay such claims in full, plus any accrued interest. The Company also guaranteed all eligible but unpaid non-TLV claims in the RCT up to a maximum of $15 million. On August 25, 2006, the bankruptcy court approved an agreement which dissolves the RCT. Pursuant to the agreement, the RCT released the Company from the TLV and non-TLV guarantees under the Plan. The effective date of the release was September 11, 2006.

13. Segment and Geographic Information

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each. For management reporting purposes, the Company evaluates business segment performance before

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

income taxes, and other items that do not reflect the underlying business performance. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2006.

Information about the Company’s operations by business segment (which are defined by geographic area) is as follows (in millions):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Net sales:
United States	$1,221.3	$1,055.1
Canada	255.2	272.2
Corporate adjustments and eliminations	5.5	6.0

Total	$1,482.0	$1,333.3

Income (loss) before income taxes:
United States	$3.3	$2.4
Canada	(0.1)	1.8
Corporate adjustments and eliminations	3.7	(2.3)

Total	$6.9	$1.9

Interest (income) expense:
United States	$5.9	$6.4
Canada	(0.2)	(0.5)
Corporate adjustments and eliminations	(4.5)	(2.6)

Total	$1.2	$3.3

Depreciation and amortization:
United States	$3.0	$4.1
Canada	0.3	0.1
Corporate adjustments and eliminations	0.4	0.3

Total	$3.7	$4.5

The corporate adjustments and eliminations identified above include amounts not reflected in our United States and Canada operating segment information such as differences between allocated and incurred costs for interest, corporate expense, depreciation and amortization and net sales relating to corporate activities unallocated to the operating segments.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

Information about the Company’s operations by business segment (which are defined by geographic area) is as follows (in millions):

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net sales:
United States	$3,232.7	$2,907.8
Canada	757.8	755.8
Corporate adjustments and eliminations	16.0	17.6

Total	$4,006.5	$3,681.2

Income (loss) before income taxes:
United States	$9.2	$13.6
Canada	2.9	5.9
Corporate adjustments and eliminations	10.1	(8.6)

Total	$22.2	$10.9

Interest (income) expense:
United States	$15.7	$18.6
Canada	(0.5)	(1.2)
Corporate adjustments and eliminations	(12.7)	(7.9)

Total	$2.5	$9.5

Depreciation and amortization:
United States	$7.4	$9.3
Canada	0.8	0.7
Corporate adjustments and eliminations	1.3	1.7

Total	$9.5	$11.7

The corporate adjustments and eliminations identified above include amounts not reflected in our United States and Canada operating segment information such as differences between allocated and incurred costs for interest, corporate expense, depreciation and amortization and net sales relating to corporate activities unallocated to the operating segments.

Identifiable assets by geographic area (in millions):

	September 30, 2006	December 31, 2005
Identifiable assets:
United States	$486.3	$416.1
Canada	60.6	94.3

Total	$546.9	$510.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our business, consolidated results of operations and financial condition. Following an introduction and overview is an executive summary providing significant highlights of the operations and business initiatives. The information in this Management’s Discussion and Analysis contains certain forward-looking statements, which reflect our current view with respect to future events and financial performance. Any such forward looking statements are subject to risks and uncertainties that could cause our actual results of operations to differ materially from historical results or current expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Operating Results” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. This discussion and analysis should be read in conjunction with Core-Mark’s consolidated financial statements and related notes thereto, included in this Form 10-Q.

Overview

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, and in providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. Our headquarters are located in South San Francisco, California, and we operate a network of 24 distribution centers (excluding the Victoria, British Columbia facility which was consolidated into the nearby Vancouver facility in October, 2006) in the United States and Canada, including two distribution centers that we operate as a third-party logistics provider. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, grocery products, non-alcoholic beverages, dairy, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

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

Background

Core-Mark operated as a privately-held company until June 2002 when it was acquired by Fleming Company Inc. (Fleming). On April 1, 2003 Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor-in-possession entities comprising Core-Mark were included in the Chapter 11 proceedings as Core-Mark had guaranteed Fleming’s debt. The Plan of reorganization (the Plan), which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, to be liquidated. Under certain conditions, Core-Mark is required to fulfill certain guarantees related to the trusts (See Note 12—Commitments). On August 20, 2004 Core-Mark Holding Company, Inc. was incorporated and on August 23, 2004, Core-Mark emerged from the Fleming bankruptcy.

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies as discussed in our Form 10-K for the year ended December 31, 2005 and filed with the SEC on April 14, 2006.

Executive Summary of Results of Operations

Three Months ended September 30, 2006

For the three months ended September 30, 2006 net sales were $1.48 billion, an increase of $148.7 million, or 11.2%, compared to the three months ended September 30, 2005. The increase was attributable primarily to additional net sales resulting from the Klein acquisition. The increase in sales occurred despite the loss of two significant customers which resulted in a decline in net sales of $52.4 million for the three months ended September 30, 2006 compared to 2005. In addition, a decline in net sales of $32.0 million in the 2006 quarter compared to the 2005 quarter was the result of the largest tobacco manufacturer in Canada, Imperial Tobacco Canada, selling product direct-to-store, bypassing wholesale distributors such as ourselves, as described more fully below. These losses were largely offset by increased sales to existing customers, new customer sales, excise tax increases and favorable foreign currency exchange rates. Gross profit margins for the three months ended September 30, 2006 remained unchanged at 5.3% of net sales, similar to the three months ended September 30, 2005.

For the three months ended September 30, 2006, warehousing and distribution expenses increased by $5.2 million and selling, general and administrative expenses increased by $2.9 million compared to the three months ended September 30, 2005, due primarily to the increased sales volume described above. As a percentage of sales, warehousing and distribution expenses increased slightly from 2.8% to 2.9%, while selling, general and administrative expenses remained unchanged at 1.9%. Labor costs combined for all departments, which comprised 64% of operating expenses in the 2006 period, increased by 12.8%, while net sales increased by 11.2% in the 2006 period compared to the 2005 period. The faster rate of increase in labor costs compared to net sales was due primarily to increased warehouse and delivery labor and overtime due to a change in demand and cost for quality drivers in certain of our locations and assimilating rapid sales growth in a few distribution centers. Selling, general and administrative expenses were negatively impacted by audit, legal, and consulting expenses incurred in connection with our status as an SEC registrant and preparation for compliance with the regulations of the Sarbanes Oxley Act of 2002. Such expenses increased $0.7 million from $1.4 million to $2.1 million, respectively for the three months ended September 30, 2005 and 2006.

Nine Months ended September 30, 2006

The addition of new customers, including three major new customers, together with increased sales to existing customers, sales attributable to the Klein acquisition, excise tax increases, and favorable foreign currency exchange rates, drove a sales increase of $325.3 million or 8.8% to $4.01 billion during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in sales occurred despite the loss of two significant customers in the fourth quarter of 2005, which reduced net sales by $146.3 million for the nine months ended September 30, 2006 compared to 2005.

As a percentage of net sales, gross profit declined to 5.4% for the nine months ended September 30, 2006, from 5.6% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, gross profit included approximately $0.6 million in cigarette inventory holding profits relating to manufacturer price increases, compared to $5.3 million of cigarette inventory holding profits related to manufacturer price increases and cigarette tax increases for the nine months ended September 30, 2005. Cigarette inventory holding profits represent income related to cigarette and excise stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes. LIFO expense decreased from $5.0 million in the nine months ended September 30, 2005 to $3.7 million for the nine months ended September 30, 2006, due primarily to lower inflation. Gross profit margin percentages were negatively impacted in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 by increased state and provincial excise taxes on sales. The tax increases were reflected as an increase in net sales, however, aside from the aforementioned cigarette inventory holding profits, our gross profit dollars generally remained unaffected as a result of tax increases.

As a percentage of net sales for the nine months ended September 30, 2006, selling, general and administrative expenses decreased from 2.1% to 2.0% and warehousing and distribution expenses remained unchanged at 2.8% for the nine months ended September 30, 2005 and 2006. Selling, general and administrative expenses were lower as a percentage of sales due primarily to their fixed nature, relative to sales increases. Despite increases in net sales, certain general expenses increased at a lesser rate. During the nine months ended September 30, 2006, the Company benefited from a $2.0 million reduction in workers compensation costs resulting from the favorable settlement of amounts owed by the Company for claims inherited in connection with the Fleming bankruptcy and from the reversal of vendor payables and previously written off customer receivables totaling $1.6 million. This compared to a $1.4 million benefit from an unanticipated recovery on a previously written off bad debt and $1.0 million unanticipated insurance recovery favorably impacting the nine months ended September 30, 2005. Selling, general and administrative expenses were negatively impacted by audit, legal, and consulting expenses incurred in connection with our status as an SEC registrant and preparation for compliance with the regulations of the Sarbanes Oxley Act of 2002. Such expenses increased $0.8 million from $5.5 million to $6.3 million, respectively for the nine months ended September 30, 2005 and 2006.

Klein

On June 19, 2006, we completed the purchase of substantially all the assets of Klein, headquartered in Wilkes-Barre, Pennsylvania, a full service convenience store distributor of tobacco and grocery items in nine Eastern and mid-Western states, for $57.6 million, paid in cash upon closing. Additionally, the Company incurred direct transaction costs of $0.7 million. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased our available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base. During the three months ended September 30, 2006, we have established accounts payable credit terms of $20.7 million related to the Klein operations, which reduced the borrowings required as a result of the Klein asset purchase.

Imperial Tobacco

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, sales of whose products represented approximately 41% of our Canadian revenues, or approximately 8% of our total revenues, for the six months ended June 30, 2006, announced plans to bypass wholesale distributors, such as ourselves, and begin direct-to-store delivery of its products in August 2006. On September 5, 2006, Imperial Tobacco Canada began direct-to-store delivery of its products. This resulted in a decline in sales of approximately $32.0 million during the three months ended September 30, 2006 compared to the same period in 2005. To date, as a result of the application of a surcharge or increased mark-ups on other products provided to our Canadian customers we have been able to recover substantially all of our lost profits that resulted from the decision of Imperial Tobacco. Competition provides our Canadian customers choices; thus far they have selected to continue purchasing products and services from us despite our need to apply surcharges and other means of recuperating lost Imperial Tobacco profits. In the future, as in the past, our success in Canada will continue to depend on our performance and our ability to meet customer needs at competitive pricing.

Competition

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

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

The following table sets forth the results of operations for the three months ended September 30, 2006 and compares those results to those of the three months ended September 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

	2006 compared to 2005	2006			2005
(in millions)		Three months ended September 30,	% of Net sales	% of Net sales, less excise taxes	Three months ended September 30,	% of Net sales	% of Net sales, less excise taxes
Net sales	$148.7	$1,482.0	100.0%	—	$1,333.3	100.0%	—
Net sales—Cigarettes	104.0	1,060.2	71.5	64.1	956.2	71.7	65.0
Net sales—Food/Non-food	44.7	421.8	28.5	35.9	377.1	28.3	35.0
Net sales, less excise taxes	93.7	1,098.3	74.1	100.0	1,004.6	75.3	100.0
Gross profit	8.1	79.0	5.3	7.2	70.9	5.3	7.1
Warehousing and distribution expenses	5.2	42.3	2.9	3.9	37.1	2.8	3.7
Selling, general and administrative expenses	2.9	28.1	1.9	2.6	25.2	1.9	2.5
Income from operations	0.0	8.2	0.6	0.7	8.2	0.6	0.8
Interest expense, net	(2.1)	1.2	0.1	0.1	3.3	0.2	0.3
Loss on early extinguishment of debt	(2.6)	—	—	—	2.6	0.2	0.3
Income before income taxes	5.0	6.9	0.5	0.6	1.9	0.1	0.2
Net income	3.5	4.4	0.3	0.4	0.9	0.1	0.1

Net sales. Net sales for the three months ended September 30, 2006 increased $148.7 million, or 11.2%, compared to the three months ended September 30, 2005. The increase was due primarily to net sales resulting from the Klein acquisition. The Klein acquisition, which closed on June 19, 2006, resulted in additional net sales of $154.6 million during the three months ended September 30, 2006. An increase in net sales of $78.5 million in the 2006 period compared to 2005 was due to increases in net sales to existing customers and other customer wins offset by losses. These increases were offset by the impact of the loss of two significant customers in the fourth quarter of 2005, reducing net sales by $52.4 million for the three months ended September 30, 2006 compared to 2005; and the loss of $32.0 million in sales in our Canada operations resulting from Imperial Tobacco changing to direct store delivery during the third quarter of 2006.

Included in net sales above are increases in excise taxes of $55.0 million for the three months ended September 30, 2006 compared to 2005, while increases in our overall Canadian operations sales due to foreign currency translation rate changes quarter over quarter were approximately $17.1 million.

Net sales of cigarettes for the three months ended September 30, 2006 increased $104.0 million, or 10.9% compared to the three months ended September 30, 2005. The increase in cigarette sales was due primarily to the increase in sales attributable to the Klein acquisition, totaling $129.5 million, including excise taxes. This increase was partially offset by a decrease in cigarette sales totaling $32.0 million resulting from Imperial Tobacco changing to direct store delivery during the third quarter of 2006. Included in sales is the impact of increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2005 and the first nine months of 2006. In the three months ended September 30, 2006, cigarette carton sales increased by 7.7% compared to the three months ended September 30, 2005. This increase was attributable primarily to Klein carton sales. Cigarette net sales as a percentage of total net sales remained constant at 72% for the three months ended September 30, 2006 and 2005.

Net sales of food and non-food products for the three months ended September 30, 2006 increased $44.7 million or 11.9% compared to the same period in 2005. An increase of $25.0 million was attributable to Klein. The remaining net change of $19.7 million was due primarily to increases in sales to existing customers and in sales related to new customers and increases in excise taxes, offset by lost sales due to customer losses.

Gross profit. Gross profit for the three months ended September 30, 2006 increased by $8.1 million, or 11.4%, compared to the three months ended September 30, 2005. The change in gross profit dollars was caused primarily by an increase in sales volume and a decline in LIFO expense, partially offset by a reduction in cigarette inventory holding profits discussed below. As a percentage of sales, gross profit remained unchanged at 5.3% for the three months ended September 30, 2005 and the three months ended September 30, 2006.

The gross profit as a percentage of sales was positively impacted by a reduction in LIFO expense for the quarter, offset by a reduction in cigarette holding profits earned in the three months ended September 30, 2006 compared to the same period in 2005. For the three months ended September 30, 2006 we had LIFO expense of $0.8 million and no cigarette inventory holding profits compared to LIFO expense of $1.8 million and $0.3 million of cigarette holding profits for the three months ended September 30, 2005. The decrease in LIFO expense was attributable primarily to a decrease in cigarette inflation in 2006 compared to 2005. Gross profit margins were impacted in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 primarily due to the affect of state and provincial excise taxes on sales. These significant tax increases are reflected as an increase in net sales, however, our gross profit dollars were unaffected as a result of tax increases in the three months ended September 30, 2006.

The following table sets forth the components comprising the change in gross profit as a percentage of net sales for the three month periods.

	2006			2005
(in millions)	Three months ended September 30,	Three months ended September 30, % of Net sales	Three months ended September 30, % of Net sales, less excise taxes	Three months ended September 30,	Three months ended September 30, % of Net sales	Three months ended September 30, % of Net sales, less excise taxes
Net sales	$1,482.0	100.0%	—	$1,333.3	100.0%	—
Net sales, less excise taxes	1,098.3	74.1	100.0%	1,004.6	75.3	100.0%
LIFO expense	(0.8)	(0.05)	(0.07)	(1.8)	(0.14)	(0.18)
Cigarette inventory holding profits	—	—	—	0.3	0.02	0.0 3
Remaining gross profit	79.8	5.38	7.26	72.4	5.44	7.21

Gross profit	$79.0	5.33%	7.19%	$70.9	5.32%	7.06%

Operating expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2006, operating expenses increased by $8.1 million or 12.9% to $70.8 million from $62.7 million for the three months ended September 30, 2005. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the three months ended September 30, 2006 and 2005. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses for the three months ended September 30, 2006 increased by $5.2 million, compared to the three months ended September 30, 2005, primarily as a result of increased sales volume described above. An increase in warehouse and delivery salaries and benefits in the 2006 period compared to 2005 of 14.2% was due primarily to increased sales volume described above and to a change in demand and cost for quality drivers in certain of our locations and overtime and temporary wages incurred in assimilating rapid sales growth in a few distribution centers. As a percentage of sales these expenses changed from 2.8% for the three months ended September 30, 2005 to 2.9% for the same period in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $2.9 million compared to the three months ended September 30, 2005, primarily as a result of increased sales volume described above. As a percentage of sales, these expenses remained unchanged at 1.9% for the three months ended September 30, 2006 compared to the same period in 2005. Selling, general and administrative expenses were negatively impacted by audit, legal, and consulting expenses incurred in connection with our status as an SEC registrant and preparation for compliance with the regulations of the Sarbanes Oxley Act of 2002. Such expenses increased $0.7 million from $1.4 million to $2.1 million, respectively for the three months ended September 30, 2005 and 2006.

Income from operations. Income from operations for the three months ended September 30, 2006 and 2005 was $8.2 million and $8.2 million, respectively, attributable primarily to the items discussed above.

Interest expense, net. Interest expense for the three months ended September 30, 2006 decreased by $2.1 million compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, the effective interest rate was significantly lower than the three months ended September 30, 2005. The decrease in interest expense occurred despite an increase in average net borrowings for the three months ended September 30, 2006 compared to 2005, which resulted from the borrowings required in connection with the Klein acquisition. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt borrowings which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005.

Loss on early extinguishment of debt. During the three months ended September 30, 2005, we incurred $2.6 million of early extinguishment of debt costs, resulting from the write-off of debt discount, debt issuance costs and prepayment penalties incurred in connection with the early retirement of the funded portion of the Tranche B Notes. No such costs were incurred during the three months ended September 30, 2006.

Comparison of the nine months ended September 30, 2006 and 2005

The following table sets forth the results of operations for the nine months ended September 30, 2006 and compares those results to those of the nine months ended September 30, 2005. The comparative table is presented solely to complement management’s discussion and analysis of our results of operations.

	2006 compared to 2005	2006			2005
(in millions)		Nine months ended September 30,	% of Net sales	% of Net sales, less excise taxes	Nine months ended September 30,	% of Net sales	% of Net sales, less excise taxes
Net sales	$325.3	$4,006.5	100.0%	—	$3,681.2	100.0%	—
Net sales—Cigarettes	228.1	2,857.8	71.3	64.4	2,629.7	71.4	64.9
Net sales—Food/Non-food	97.2	1,148.7	28.7	35.6	1,051.5	28.6	35.1
Net sales, less excise taxes	216.2	3,006.0	75.0	100.0	2,789.8	75.8	100.0
Gross profit	11.0	217.3	5.4	7.2	206.3	5.6	7.4
Warehousing and distribution expenses	9.3	111.8	2.8	3.7	102.5	2.8	3.7
Selling, general and administrative expenses	1.4	79.8	2.0	2.7	78.4	2.1	2.8
Income from operations	0.1	24.6	0.6	0.8	24.5	0.7	0.9
Interest expense, net	(7.0)	2.5	0.1	0.1	9.5	0.3	0.3
Foreign currency transaction (gains) losses, net	(1.0)	(0.4)	—	—	0.6	—	—
Loss on early extinguishment of debt	(2.6)	—	—	—	2.6	0.1	0.1
Income before income taxes	11.3	22.2	0.6	0.7	10.9	0.3	0.4
Net income	7.1	13.0	0.3	0.4	5.9	0.2	0.2

Net sales. Net sales overall for the nine months ended September 30, 2006 increased by $325.3 million, or 8.8%, compared to the nine months ended September 30, 2005. The increase was due to several factors. We began servicing customers as a result of the Klein acquisition, which represented $177.1 million of sales for the nine months ended September 30, 2006, including excise taxes. An increase in net sales of $281.4 million in the 2006 period compared to 2005 was due to increases in net sales to existing customers and other customer wins offset by losses. We began servicing three significant new customers in the first quarter of 2005. These new customers represent approximately $45.1 million of the increase in net sales inclusive of excise taxes. These increases were offset by the impact of the loss of two significant customers in the fourth quarter of 2005, which resulted in a decline in net sales of $146.3 million for the nine months ended September 30, 2006 compared to 2005; further sales decreased by $32.0 million in our Canada operations as a result of Imperial Tobacco changing to direct store delivery during the third quarter of 2006.

Included in the net sales above are increases in excise taxes of $109.1 million in the 2006 period compared to 2005. Increases in our overall Canadian operations sales due to foreign currency translation rate changes were approximately $56.5 million in the 2006 period compared to 2005.

Net sales of cigarettes for the nine months ended September 30, 2006 increased $228.1 million, or 8.7% compared to the nine months ended September 30, 2005. The increase in cigarette sales was due primarily to the increase in sales attributable to the Klein acquisition, totaling $148.5 million, including excise taxes. Gains in net sales to existing customers and other customer wins offset by losses resulted in increases of $111.6 million in net sales of cigarettes for the nine months ended September 30, 2006 compared to the same period in 2005. These increases were partially offset by a decrease in cigarette sales totaling $32.0 million resulting from Imperial Tobacco changing to direct store delivery during the third quarter of 2006. Included in the increase in cigarette sales are increases in state and provincial taxes that occurred during these periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2005 and the nine months ended September 30, 2006. During the nine months ended September 30, 2006, cigarette carton sales increased by 4.5% compared to the nine months ended September 30, 2005. The increase in cartons was attributable primarily to the recently acquired Klein business partially offset by lost sales associated with Imperial Tobacco’s decision to self-distribute. Cigarette net sales as a percentage of total net sales remained largely unchanged at 71.3% and 71.4% for the nine months ended September 30, 2006 and 2005, respectively.

Net sales of food and non-food products for the nine months ended September 30, 2006 increased $97.2 million or 9.2% compared to the same period in 2005. An increase of $28.6 million was attributable to Klein. The remaining increase of $68.6 million, or 6.5%, was due primarily to increases in sales to existing customers and increases in sales related to new customers, partially offset by lost sales due to customer losses.

Gross profit. Gross profit for the nine months ended September 30, 2006 increased by $11.0 million, or 5.3%, compared to the nine months ended September 30, 2005. The increase in gross profit dollars was caused primarily by an increase in sales volume, as described above, partially offset by a reduction in cigarette inventory holding profits discussed below. As a percentage of sales, gross profit decreased from 5.6% for the nine months ended September 30, 2005 to 5.4% for the nine months ended September 30, 2006.

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was due primarily to a reduction in cigarette holding profits earned in the nine months ended September 30, 2006 compared to the same period in 2005. Cigarette gross profit for the nine months ended September 30, 2006 included $0.6 million of cigarette inventory holding profits relating to manufacturer price increases, compared to $5.3 million of cigarette inventory holding profits for the nine months ended September 30, 2005, which related to cigarette tax increases and manufacturer price increases. A reduction in rebates and allowances received from vendors impacted gross profit margins negatively in the 2006 period compared to 2005. In addition, cigarette gross profit margins were negatively impacted in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 due to the impact of state and provincial excise taxes on sales. The significant tax increases are reflected as an increase in net sales, however, our gross profit dollars were unaffected as a result of tax increases in the nine months ended September 30, 2006.

The following table sets forth the components comprising the change in gross profit as a percentage of net sales for the nine month periods.

	2006			2005
(in millions)	Nine months ended September 30,	Nine months ended September 30, % of Net sales	Nine months ended September 30, % of Net sales, less excise taxes	Nine months ended September 30,	Nine months ended September 30, % of Net sales	Nine months ended September 30, % of Net sales, less excise taxes
Net sales	$4,006.5	100.0%	—	$3,681.2	100.0%	—
Net sales, less excise taxes	3,006.0	75.0	100.0%	2,789.8	75.8	100.0%
LIFO expense	(3.7)	(0.09)	(0.12)	(5.0)	(0.14)	(0.18)
Cigarette inventory holding profits	0.6	0.01	0.02	5.3	0.14	0.19
Remaining gross profit	220.4	5.50	7.33	206.0	5.60	7.38

Gross profit	$217.3	5.42%	7.23%	$206.3	5.60%	7.39%

Operating expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the nine months ended September 30, 2006, operating expenses increased $10.9 million or 6.0% to $192.7 million from $181.8 million for the nine months ended September 30, 2005. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the nine months ended September 30, 2006. Such costs comprised approximately 63% of warehousing, distribution and selling, general and administrative expenses for the nine months ended September 30, 2005. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses for the nine months ended September 30, 2006 increased by $9.3 million or 9.1%, compared to the nine months ended September 30, 2005, due primarily to increased sales volume described above. As a percentage of sales these expenses remained constant at 2.8% for the nine months ended September 30, 2006 and 2005. An increase in warehouse and delivery salaries and benefits in the 2006 period compared to 2005 of 9.8% was due primarily to increased sales volume described above and an increase in delivery salaries and benefits due to increased demand and cost for quality drivers in certain of our locations. Delivery salaries and benefits increased 11.3% in the 2006 period compared to 2005. This increase was offset by increases in sales due to excise tax increases, which contribute to the reduction in expenses as a percentage of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $1.4 million or 1.8% compared to the nine months ended September 30, 2005, due primarily to increased sales volume described above. As a percentage of sales, these expenses decreased from 2.1% for the nine months ended September 30, 2005 to 2.0% for the nine months ended September 30, 2006. In the nine months ended September 30, 2006, we benefited from a $2.0 million reduction in workers compensation costs resulting from a favorable settlement of amounts owed by the Company for claims inherited in connection with the Fleming bankruptcy and the favorable settlement of vendor payables and previously written-off customer receivables totaling $1.6 million. In the nine months ended September 30, 2005, we benefited from an unanticipated insurance recovery totaling $1.0 million and the favorable settlement of previously written-off bad debt of $1.4 million. Selling, general and administrative expenses were negatively impacted in the 2006 period, compared to 2005, by $0.8 million for costs such as audit, legal, and consulting incurred in connection with our status as an SEC registrant and preparation for compliance with the regulations of the Sarbanes Oxley Act of 2002. Increases in sales due to excise tax increases also contributed to the reduction in expenses as a percentage of sales.

Income from operations. Income from operations for the nine months ended September 30, 2006 and 2005 was $24.6 million and $24.5 million, respectively, attributable primarily to the items discussed above.

Interest expense, net. Interest expense for the nine months ended September 30, 2006 decreased by $7.0 million, or 73.7% compared to the nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, the weighted average interest rate for the revolving credit facility was 6.7% and 6.4%, respectively. For the three and nine months ended September 30, 2005, the weighted average interest rate for the revolving credit facility was 6.2% and 5.6%, respectively. For the nine months ended September 30, 2006, the effective interest rate and average net borrowings were significantly lower than the nine months ended September 30, 2005. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt borrowings which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005.

Loss on early extinguishment of debt. During the nine months ended September 30, 2005, we incurred $2.6 million of early extinguishment of debt costs, resulting from the write-off of debt discount, debt issuance costs and prepayment penalties incurred in connection with the early retirement of the funded portion of the Tranche B Notes. No such costs were incurred during the nine months ended September 30, 2006.

Foreign currency transaction (gains) losses, net. We incurred foreign currency transaction gains of $0.4 million for the nine months ended September 30, 2006, compared to $0.6 million of foreign currency transaction losses for the nine months ended September 30, 2005. The fluctuation was due to changes in Canadian foreign exchange rates. For the nine months ended September 30, 2006 and 2005 the average U.S./Canadian exchange rates were 1.1326 and 1.2240.

Summary of Sales and Profit by Product Line

The following table summarizes our cigarette and other product sales and gross profit in millions for the three-month and nine-month periods as a percentage of our net sales and gross profit:

	Three Months Ended		Nine Months Ended
	September 2006	September 2005	September 2006	September 2005
Cigarettes
Net sales	$1,060.2	$956.2	$2,857.8	$2,629.7
Excise Taxes in sales	$355.8	$303.0	$921.8	$818.2
Gross Profit (1)	$26.5	$24.3	$69.8	$73.7
% of Total Sales	71.5%	71.7%	71.3%	71.4%
% of Gross Profit	33.5%	34.3%	32.1%	35.7%

All other products
Net sales	$421.8	$377.1	$1,148.7	$1,051.5
Excise Taxes in Sales)	$27.9	$25.7	$78.7	$73.2
Gross Profit	$52.5	$46.6	$147.5	$132.6
% of Total Sales	28.5%	28.3%	28.7%	28.6%
% of Gross Profit	66.5%	65.7%	67.9%	64.3%

Total Net Sales	$1,482.0	$1,333.3	$4,006.5	$3,681.2
Total Excise Taxes in Sales	$383.7	$328.7	$1,000.5	$891.4
Gross Profit	$79.0	$70.9	$217.3	$206.3

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three and nine months ended September 30, 2006, were $0.0 million and $0.6 million, respectively, while such profits for the three and nine months ended September 30, 2005, were $0.3 million and $5.3 million, respectively.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditure programs and debt service requirements with respect to our credit facilities. We have historically funded our capital requirements through our current operations and external borrowings.

As of September 30, 2006, our cash and restricted cash were $20.8 million and $9.5 million, respectively. Restricted cash represents funds that have been set aside in trust as required by the province of Alberta taxing authorities to secure amounts payable to these authorities for cigarette and tobacco excise taxes.

Cash flows from operating activities

Nine months ended September 30, 2006

For the nine months ended September 30, 2006, net cash provided by operating activities was $46.4 million and consisted of cash generated from operations of $29.7 million, and cash provided as a result of changes in assets and liabilities of $16.7 million. Cash generated from operations includes net income of $13.0 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory provision.

The increase in cash from changes in assets and liabilities was due primarily to an increase in accounts payable of $34.3 million and a decrease in inventories of $17.5 million, partially offset by a decrease in cigarette and tobacco taxes payable of $22.6 million. The increase in accounts payable is due primarily to the terms established related to Klein purchases subsequent to the acquisition. We did not assume any accounts payable in connection with the Klein acquisition; however, we established accounts payable related to Klein which totaled $20.7 million as of September 30, 2006. Additionally, a decline in inventories of $17.5 million was due to several factors including higher than normal cigarette inventory levels at December 31, 2005 as a result of purchases of cigarettes in connection with our LIFO tax planning strategy and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays, coupled with a reduction in Canadian cigarette inventory as of September 30, 2006 due to a decline in cigarette sales resulting from the change to direct store delivery by Imperial Tobacco. The decrease in cigarette and tobacco taxes payable of $22.6 million was directly related to the decline in cigarette purchases related to Imperial Tobacco going to direct store delivery in the third quarter of 2006. This was coupled with higher than normal tobacco taxes payable at December 31, 2005 due primarily to the high level of purchases of Canadian cigarettes at year end, which result in a tax liability at the time of purchase.

Nine months ended September 30, 2005

For the nine months ended September 30, 2005, net cash provided by operating activities was $51.8 million and consisted of cash generated from operations of $25.6 million, and cash provided as a result of changes in assets and liabilities of $26.2 million. Cash generated from operations includes net income of $5.9 million coupled with the benefit of non-cash charges for depreciation and amortization, and the change in our LIFO inventory provision.

The increase in cash from changes in assets and liabilities was due primarily to a decrease in inventories of $26.3 million, a decrease in other receivables of $11.1 million, and an increase in cigarette and tobacco taxes payable of $11.1 million, offset by an increase in accounts receivable of $9.3 million and a decrease in other accrued liabilities of $10.7 million. The decrease in inventories was due to higher than normal cigarette inventory levels at December 31, 2004 as a result of a U.S. cigarette manufacturer promotion occurring in late December and the requirement to purchase additional cigarettes in Canada at year-end due to the Canadian cigarette manufacturers closing down during the holidays. The decrease in other receivables during the period was the result of a reduction in vendor receivables outstanding as we continued to reconcile and collect on delinquent vendor credits caused as a result of the bankruptcy. The increase in cigarette and excise taxes payable was due primarily to an increase in purchase volume and the reinstatement of credit terms in one of the states in which we do business. The increase in accounts receivable was due primarily to an increase in sales volume generated as a result of the customer gains in 2005, while the decrease in other accrued liabilities was due primarily to payments made relating to income taxes.

Cash flows relating to investing activities

Nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006 and September 30, 2005, cash flows used in investing activities were $62.0 million and $4.3 million, respectively.

Cash flows used in investing activities in the 2006 period were related primarily to the acquisition of Klein. We paid $58.3 million which included cash acquired of $2.5 million, for the assets of Klein, which consisted primarily of accounts receivable, inventory and property and equipment. For the nine months ended September 30, 2006 we had a decrease in restricted cash of $1.7 million and capital expenditures of $8.2 million partially offset by proceeds from the sale of fixed assets of $0.3 million. Capital expenditures for the period related primarily to the scheduled replacement of delivery and warehouse equipment, spending related to equipping a replacement facility in Spokane, Washington and refrigerated dock capacity at a few of our distribution centers to handle dairy products.

We plan to incur approximately $16 million of capital expenditures during 2006, which includes equipping a replacement facility in Spokane, Washington, increasing our refrigerated product capabilities, and regularly scheduled replacement of delivery and warehouse equipment.

For the nine months ended September 30, 2005, the cash flows used in investing activities were related primarily to capital expenditures. Capital spending related primarily to the scheduled replacement of delivery and warehouse equipment. Changes in restricted cash for both 2006 and 2005 are related to collections of taxes set aside in trust as required by Canadian provincial taxing authorities, which were driven by normal operations.

Cash flows from financing activities

Nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, net cash provided by financing activities was $6.7 million. We had net incremental borrowings under our revolving line of credit of $9.2 million, due primarily to borrowings in connection with the Klein acquisition. Borrowings related to Klein at closing were approximately $57.6 million. This amount was reduced during the three months ended September 30, 2006 using cash generated from operations. Our book overdrafts declined $6.7 million from the balances at December 31, 2005 due to normal fluctuations. Additionally, cash provided by financing activities included cash proceeds from the exercise of common stock options of $2.5 million and excess tax deductions under SFAS 123 (R) associated with stock-based compensation of $1.7 million.

For the nine months ended September 30, 2005, net cash used in financing activities was $44.0 million. The use of cash was due primarily to payments made on our long-term notes of $35.5 million, and payments made under our revolving line of credit of $9.3 million. In addition, we had an increase in our book overdrafts of $0.8 million, due to normal fluctuations.

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

2005 Revolving Credit Facility

In October 2005, we refinanced our prior revolving credit facility and term notes, and entered into a new $250 million five-year credit facility. The 2005 Credit Facility provides significantly more favorable credit terms.

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

In fiscal year 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. Unamortized debt issuance costs were $1.7 and $2.0 million at September 30, 2006 and December 31, 2005, respectively.

For the three and nine months ended September 30, 2006, the weighted average interest rate for the revolving credit facility was 6.7% and 6.4%, and we paid total unused facility fees of $0.1 million and $0.3 million, respectively.

In June 2006, we completed the acquisition of the Klein Candy Company, LP. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased the Company’s available borrowing capacity by $27.6 million due to the inclusion of the Klein assets in our borrowing base.

During the three and nine months ended September 30, 2006, the maximum amount of borrowing was $126.8 million and the maximum amount outstanding under letters of credit facilities were $41.6 and $55.0 million, respectively.

As of September 30, 2006, there were $68.8 million in total borrowings outstanding and $41.6 million in letters of credit outstanding under the 2005 Credit Facility, net borrowing capacity under the 2005 Credit Agreement was $106.9 million, and we were in compliance with all of the covenants under the 2005 Credit Agreement.

Litigation

In the ordinary course of our business, we are subject to certain legal proceedings, claims, investigations and administrative proceedings. In accordance with SFAS No. 5 Accounting for Contingencies, we record a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. When applicable, these provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At both September 30, 2006 and December 31, 2005, we were not involved in any material litigation.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for us in the fourth quarter of fiscal 2006. We are currently evaluating SFAS No. 158 and its impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measurement and specifies enhanced disclosures required under other accounting pronouncements. SFAS No. 157 specifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 157 and its impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC recommends quantifying errors using both a balance sheet and an income statement approach for purposes of materiality assessments. The guidance is effective for fiscal years ending after November 15, 2006. We are currently evaluating SAB 108 and its impact on our financial statements.

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

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our non-cigarette sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. However, we typically receive cash discounts from our cigarette suppliers. In addition, if the cost of the cigarettes that we purchase increase due to manufacturer price increases or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our profit margins and earnings could be negatively impacted.

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

In order to limit our potential tobacco related liabilities, we limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time to time we purchase a limited amount of cigarettes from non-MSA manufacturers when circumstances limit our ability to avoid doing so. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified by tobacco product manufacturers under the MSA and our results of operation could be negatively impacted.

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

As a result of purchasing premium and discount cigarettes for sale in MSA states primarily from manufacturers that are parties to the MSA, we are adversely impacted by sales of brands from non-MSA manufacturers and deep-discount brand growth. We believe that small manufacturers, not subject to the MSA, of deep-discount brands have steadily increased their combined market share of cigarette sales. The premium and discount cigarettes subject to the MSA that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. The growth in market share of the deep-discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell. As a result, our operations may be negatively impacted as sales volumes of premium cigarettes and the other tobacco products erode.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, several states passed propositions or ballot measures during the November 7, 2006 elections which will have the effect of increasing excise taxes on cigarettes and other tobacco products. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

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

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 41% of our Canadian revenues, or approximately 8% of our total revenues as of June 30, 2006, began direct-to-store delivery of its products effective September, 2006.

Imperial Tobacco has implemented its plans to bypass wholesale distributors such as ourselves and began making direct-to-store delivery of its products commencing in September 2006. We applied a surcharge or mark up on other products we distribute to our Canadian customers in an attempt to recover our lost profits that resulted from the Imperial Tobacco decision. However, after only one month of such actions, we are unable to predict with certainty the sustainability of such actions and our results of operations could be adversely affected. Competition could impact the sustainability of our actions to recover our lost profits. It is possible that other cigarette and non-cigarette manufacturers could chose to move to direct-to-store delivery which could adversely impact our results of operations.

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

We expect that our profits may be negatively affected by two primary economic factors.

We believe that two general economic factors may impact our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have in the past experienced a decrease in the proportion of their customers’ expenditures on non-cigarette products compared to customers’ expenditures on cigarettes. If gasoline prices were to undergo a sustained increase and a similar shift in expenditures were to result, we could experience pressure on our sales and gross margins since sales of non-cigarette products result in higher margins and generate greater merchandise income than sales of cigarettes do. Second, the strength of the employment market in the transportation sector is currently leading to a shortage of qualified drivers in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas.

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

Our continued success will partly depend on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2005 approximately 6%, or approximately 220, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next two years.

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

Pursuant to the Plan, a special purpose trust, the Post Confirmation Trust, or PCT, was established. The Trust was charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims including trade lien vendor claims, pursuant to the Plan. While the guarantee to the RCT has been released, those of the PCT remain.

Under the terms of the Plan, we guarantee the payment of PCT administrative claims in excess of $56 million. To the extent that are we are required to fund amounts under the PCT guarantee, our results of operations and our liquidity and capital resources could be materially adversely affected. In addition, we may not have sufficient cash reserves to pay the amount required under the guarantee when it becomes due.

Our reorganization valuation is based in part on estimates of future performance. If our estimates are not accurate, the market price of our common stock could be adversely affected.

Our financial statements reflect the adoption of American Institute of Certified Public Accountants Statement of Position 90-7, or SOP 90-7. In accordance with fresh-start accounting under SOP 90-7, all assets and liabilities were recorded at their respective fair values on the Effective Date of the Plan, August 23, 2004 . These fair values represent our best estimates and are based on independent valuations where applicable. To calculate the fair value of our assets, or reorganization value as defined in SOP 90-7, on the effective date of the Plan, financial projections were prepared and the fair value of assets as well as our enterprise value was determined using various valuation methods based on these financial projections. The estimated enterprise value used for portions of this valuation analysis is highly dependent upon our achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed. SOP 90-7 requires that the reorganization value be allocated to the assets in conformity with FASB Statement No. 141, Business Combinations (SFAS No. 141). Although we allocated our reorganization value among our assets in accordance with SFAS No. 141, our allocations were based on assumptions. Accordingly, these allocations are estimates only. Subsequent changes, if any, will be reflected in our operating results. The valuation, insofar as it relates to the enterprise value, necessarily assumes that we will achieve the estimates of future operating results in all material respects. If these results are not achieved, the resulting values could be materially different from our estimates, and the trading price of our common stock could be adversely affected.

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

Risks Relating to an Investment in Our Common Stock

Approximately 1.4 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of September 30, 2006, 8.4 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 1.4 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 1.4 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the Post Confirmation Trust (PCT) and the bankruptcy court and are not in our control.

The distribution of a significant amount of shares of common stock onto the market or the sale of a substantial number of shares at any given time could result in a decline in the price of our common stock, cause dilution, or increase volatility.

As of December 31, 2005 and September 30, 2006, we have identified 11 material weaknesses in our internal controls over financial reporting. If we fail to remedy these or any other material weaknesses in our internal controls over financial reporting that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

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

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that some private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal, audit and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Currently, the costs of compliance with Sarbanes-Oxley Section 404 are substantial and will continue to be substantial over the next several quarters as we work to complete our initial compliance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in Item 7A of the Annual Report on Form 10-K, for the year ended December 31, 2005, filed on April 14, 2006 did not change materially during the nine months ended September 30, 2006.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in our internal control over financial reporting as of September 30, 2006 are as follows:

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

The material weaknesses described in paragraphs 2,3,4,5 and 7 above were initially identified in connection with preparing the Company’s unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005. The material weaknesses described in paragraphs 1,6,8,9,10 and 11 above were thereafter identified in connection with preparing the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 1, 2003, Fleming filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The debtor entities comprising Core-Mark were included in the Chapter 11 proceedings. The Plan, pursuant to which the debtors were reorganized around Core-Mark International and Fleming’s one remaining convenience store wholesale distribution center, was confirmed on July 26, 2004 and became effective on August 23, 2004. Pursuant to the Plan, two special purpose trusts, the Post Confirmation Trust, or PCT, and the Reclamation Creditor’s Trust, or RCT, were established. These trusts were charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims, including trade lien vendor claims, or TLV claims, each as allocated between the PCT and the RCT pursuant to the Plan. Under the terms of the Plan, in the event that the amount of PCT administrative claims exceeds $56 million, we guarantee the payment of all such claims. In addition, if the assets of the RCT are inadequate to satisfy all of the allowed TLV claims, we must pay such claims in full plus any accrued interest. We also guarantee all eligible but unpaid non-TLV claims up to a maximum of $15 million. The Plan limits the amounts of the TLV and non-TLV claims to not greater than $137 million.

On August 25, 2006, the bankruptcy court approved an agreement which dissolves the RCT. Under paragraph 12 of the agreement the RCT releases the Company from all guarantee under the Plan. The effective date of the release was September 11, 2006. The Company continues to be obligated under the PCT guarantee as of September 30, 2006.

ITEM 1A. RISK FACTORS

The Company has made the following changes to its Factors that May Affect Future Operating Results since such factors were disclosed in the Company’s Form 10-K filed on April 14, 2006, and in our filings on Form 10-Q for the first and second quarters of fiscal year 2006.

Risk factors included in previous filings which have been deleted from this Form 10-Q due to changes in our business circumstances.

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

Risk factors which are newly identified in the third quarter of 2006 or have been modified since originally disclosed during the first and second quarters of 2006.

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

In order to limit our potential tobacco related liabilities, we limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time to time we purchase a limited amount of cigarettes from non-MSA manufacturers when circumstances limit our ability to avoid doing so. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of existing orders from customers of the acquired business. With respect to sales of such non-MSA cigarettes we could be subject to litigation that could expose us to liabilities for which would not be indemnified by tobacco product manufacturers under the MSA and our results of operation could be negatively impacted.

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

As a result of purchasing premium and discount cigarettes for sale in MSA states primarily from manufacturers that are parties to the MSA, we are adversely impacted by sales of brands from non-MSA manufacturers and deep-discount brand growth. We believe that small manufacturers, not subject to the MSA, of deep-discount brands have steadily increased their combined market share of cigarette sales. The premium and discount cigarettes subject to the MSA that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. The growth in market share of the deep-discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell. As a result, our operations may be negatively impacted as sales volumes of premium cigarettes and the other tobacco products erode.

Cigarettes and other tobacco products are subject to substantial excise taxes and if these taxes are increased, our sales of cigarettes and other tobacco products could decline.

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, several states passed propositions or ballot measures during the November 7, 2006 elections which will have the effect of increasing excise taxes on cigarettes and other tobacco products. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, whose products constitute approximately 41% of our Canadian revenues, or approximately 8% of our total revenues as of June 30, 2006 began direct-to-store delivery of its products effective September, 2006.

Imperial Tobacco has implemented its plans to bypass wholesale distributors such as ourselves and began making direct-to-store delivery of its products commencing in September 2006. We applied a surcharge or mark up on other products we distribute to our Canadian customers in an attempt to recover our lost profits that resulted from the Imperial Tobacco decision. However, after only one month of such actions, we are unable to predict with certainty the sustainability of such actions and our results of operations could be adversely affected. Competition could impact the sustainability of our actions to recover our lost profits. It is possible that other cigarette and non-cigarette manufacturers could chose to move to direct-to-store delivery which could adversely impact our results of operations.

We expect that our profits may be negatively affected by two primary economic factors.

We believe that two general economic factors may impact our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have in the past experienced a decrease in the proportion of their customers’ expenditures on non-cigarette products compared to customers’ expenditures on cigarettes. If gasoline prices were to undergo a sustained increase and a similar shift in expenditures were to result, we could experience pressure on our sales and gross margins since sales of non-cigarette products result in higher margins and generate greater merchandise income than sales of cigarettes do. Second, the strength of the employment market in the transportation sector is currently leading to a shortage of qualified driver in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas.

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

Pursuant to the Plan, a special purpose trust, the Post Confirmation Trust, or PCT, was established. The Trust was charged with administering certain responsibilities under the Plan, including liquidating certain assets, the pursuit and collection of litigation claims and causes of action and the reconciliation and payment of specific types of claims including trade lien vendor claims, pursuant to the Plan. While the guarantee to the RCT has been released, those of the PCT remain. Under the terms of the Plan, we guarantee the payment of PCT administrative claims in excess of $56 million. To the extent that are we are required to fund amounts under the PCT guarantee, our results of operations and our liquidity and capital resources could be materially adversely affected. In addition, we may not have sufficient cash reserves to pay the amounts required under the guarantee when it becomes due.

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

Currently, the costs of compliance with Sarbanes-Oxley Section 404 are substantial will continue to be substantial over the next several quarters as we work to complete our initial compliance.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.1	Agreement Concerning Winddown and Dissolution of the Reclamation Creditors’ Trust, dated July 10, 2006, between the Reclamation Creditors’ Trust and the Post-Confirmation Trust.

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-Q).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: November 9, 2006	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 9, 2006	By:	/s/ JAMES WALL
	Name:	James Wall
	Title:	Chief Financial Officer