Form 10-K
period 2006-12-31
Core-Mark Holding Company, Inc.
filed 2007-03-16
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from                          to

Commission File Number:

000-51515

CORE-MARK HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 Oyster Point Boulevard, Suite 415 South San Francisco, California 94080	(650) 589-9445
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of June 30, 2006, the last day of the registrant’s most recently completed second quarter:    $360,659,582.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of February 28, 2007, the Registrant had 10,314,489 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE (See Part III)

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we file with the Securities and Exchange Commission (the SEC) contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “should,” “forecast,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those discussed in such forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section “Risk Factors” and elsewhere, and in other reports Core-Mark files with the SEC.

These forward-looking statements speak only as of the date of this Form 10-K. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this Form 10-K entitled Risk Factors.

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

The Company operates in an industry where, in 2005, total in-store sales at convenience retail stores approximated $150 billion and were generated through an estimated 140,000 stores across the United States We estimate that of the products that these stores sell, 45% to 55% of the products are supplied by wholesale distributors such as Core-Mark. The convenience store retail industry gross profit for in-store sales was approximately $45 billion in 2005 which represents an increase of 13.7% over 2004. Over the ten years from 1995 through 2005, convenience in-store sales increased by a compounded annual growth rate of 6.8%. Two of the factors influencing this growth were a 9.7% compounded annual growth rate in cigarette sales and a 3.3% compounded annual growth rate in the number of stores.

We distribute a diverse line of national and private label convenience store products to over 21,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience store products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, correctional facilities, military exchanges, college bookstores, casinos, video rental stores, hardware stores and airport concessions.

We operate a network of 24 distribution centers in 12 states and Canada, including two distribution centers that we operate as a third-party logistics provider. We distribute approximately 39,000 SKUs of packaged consumable goods to our customers, and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.

In 2006, our consolidated net sales increased 8.7% to $5.3 billion, from $4.9 billion in 2005. Cigarettes comprised approximately 71% of total net sales in 2006, while approximately 67% of our gross profit was generated from food/non-food products.

Competitive Strengths

We believe we have the following competitive strengths which are the foundation of our business strategy:

Distribution Capabilities. The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service large national chain accounts, economies of scale in sales and operations, the ability to spread fixed costs over a larger revenue base and the resources to invest in information technology and other productivity enhancing technology.

Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco. The executive management team comprised of our CEO and 14 senior managers has largely overseen the operations of Core-Mark for more than a decade bringing their expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, human resources and retail store support.

Innovative & Flexible. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. In addition, large full-service wholesale distributors, such as Core-Mark, offer retailers the ability to participate in manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales.

Business Strategy

Our objective is to increase overall return to shareholders by growing market share, revenues, profitability and cash flow. To achieve our objective, we plan to:

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon us being able to deliver consistently high levels of service; innovative marketing programs, and information technology and logistics support. To that end, we are committed to further improving our operational efficiencies in our distribution centers while containing our costs in order to enhance profitability.

Drive our Vendor Consolidation Initiative (VCI). We expect our VCI program to allow us to grow by capitalizing on the highly fragmented nature of the distribution channel that services the convenience store industry. A convenience retailer generally receives their store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Our VCI program offers convenience stores the ability to receive one delivery for the bulk of their products, including dairy and other perishable items, thus simplifying the supply chain and eliminating operational costs.

Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience stores. We have added and continue to enhance our refrigerated capacity which enables us to deliver a significant range of chilled items including milk, produce and other food items to retail outlets. We intend on expanding the delivery of fresh food and dairy products through our VCI program and other offerings.

Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by expanding our presence east of the Mississippi. According to the 2006 National Association of Convenience Stores (NACS) State of the Industry Report, during 2005, aggregate United States traditional convenience retail in-store sales were approximately $150 billion through approximately 140,000 stores with most of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by acquiring new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, and competitive pricing. In addition, we intend to explore select acquisitions of other wholesale distributors which complement our business. In June 2006, we acquired the Klein Candy Company, L.P. to further our eastern expansion. (See Note 3—Asset Acquisition of Klein Candy Co. L.P.)

Company Background

In June 2002, Fleming Companies, Inc., or Fleming, acquired Core-Mark International, Inc., or Core-Mark, our operating subsidiary. On April 1, 2003, Fleming filed for protection under Chapter 11 of the United States Bankruptcy Code. Core-Mark was included in the Chapter 11 proceedings. Fleming’s plan of reorganization, or the Plan, which became effective on August 23, 2004, provided for the reorganization of certain of Fleming’s convenience operations and subsidiaries around Core-Mark. In connection with Fleming’s bankruptcy three of Fleming’s convenience distribution centers were fully integrated into Core-Mark’s operations.

Customers, Products and Suppliers

We service over 21,000 customer locations in 45 U.S. states and five Canadian provinces. Our customers represent many of the large national and regional convenience store retailers in the United States and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 29% of our sales in 2006, while our largest customer accounted for approximately 5% of our total sales in 2006.

Cigarette Products. We purchase cigarette products from major United States and Canadian manufacturers. With cigarettes accounting for approximately $3,783.8 million or 71% of our net sales and 33% of our gross profit in 2006, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.

Although United States cigarette consumption has declined since 1980, we have benefited from a shift in cigarette and tobacco sales to the convenience store segment. According to the 2006 NACS report (which includes data through December 31, 2005) the convenience store portion of aggregate United States cigarette sales increased from approximately 54% in 1999 to 63% in 2005. Total cigarette consumption also declined in Canada from 45.4 billion cigarettes in 1995 to 30.8 billion cigarettes in 2005 in accordance with consumption statistics published by the Canadian Tobacco Manufacturer’s Council in 2006.

We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.

Excise taxes on cigarettes and other tobacco products are imposed by the various states, localities and provinces. We collect these taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our revenue and cost of sales. During 2006, we included in net sales approximately $1,313.3 million of excise taxes. As of December 31, 2006, state cigarette excise taxes in the United States jurisdictions we serve ranged from $0.07 per pack of 20 cigarettes in South Carolina to $2.58 per pack of 20 cigarettes in the state of Washington. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$4.20 per pack of 20 cigarettes in the Northwest Territories.

Food and Non-Food Products. The food product category includes candy, snacks, fast food, groceries, fresh products, dairy and non-alcoholic beverages. The non-food product category includes general merchandise, health and beauty care products and tobacco products other than cigarettes. Food and non-food product categories were $1,530.6 million of net sales for the year ended December 31, 2006 and account for approximately 29% of our sales, however, these categories represented approximately 67% of our gross profit. We structure our marketing and merchandising programs around these higher margin products.

Our Suppliers. We purchase products for resale from approximately 3,900 trade suppliers and manufacturers located across the United States and Canada. In 2006, we purchased approximately 62% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 25% and 15% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and advertising incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets and reducing our inventory investment.

Operations

We operate a total of 24 distribution centers. We have operations in the Western United States consisting of 15 distribution centers located in California, Colorado, Nevada, New Mexico, Oregon, Texas, Utah and Washington; the Eastern United States consisting of four distribution centers located in Georgia, Pennsylvania, Kentucky and Minnesota; and Canada consisting of three distribution centers located in Alberta, British Columbia and Manitoba. Two of the facilities we operate, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other Western distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry purchases the majority of our non-food products, other than cigarettes and tobacco products, for our Western distribution centers enabling us to reduce our overall general merchandise and health and beauty care product inventory. Two additional facilities that we operate are in our role as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (ADC), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Valero Retail Distribution Facility (RDC) is dedicated solely to supporting another major customer, Valero.

Map of Operations

We purchase a variety of brand name and private label products, totaling approximately 39,000 SKUs, including approximately 3,500 SKUs of cigarette and other tobacco products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products.

A typical convenience store order is comprised of a mix of dry, frozen and chilled products. Receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked nearly 405 million, 390 million and 300 million items (a carton of 10 packs of cigarettes is one item) or 59 million, 54 million and 43 million cubic feet of product, during the years ended December 31, 2006, 2005 and 2004, respectively, while limiting the order-item error rate to about three errors per thousand items shipped. (Note—these performance metrics do not include those of the Pennsylvania division prior to Core-Mark integrating them into our distribution system on October 1, 2006.) (See Note 3—Asset Acquisition of Klein Candy Co., L.P.).

Our proprietary Distribution Center Management System, or DCMS, platform provides our distribution centers with the flexibility to adapt to our customers’ information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers into our platform is a priority which enables fast, efficient and reliable service.

Distribution

At December 31, 2006, we had approximately 770 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2006, our trucking system consisted of approximately 600 tractors, trucks and vans, of which nearly all were leased. Our trailers are typically owned by us and many have refrigerated compartments that allow us to deliver frozen and chilled products alongside non-refrigerated goods. Gross fuel consumption costs for the year ended December 31, 2006 totaled approximately $12.8 million, an increase of approximately $2.9 million from 2005, or 29%, due to increased fuel prices and increased sales volume. In 2006, a significant portion of the fuel cost increases were included in pricing to our customers in the form of a surcharge.

Competition

We estimate that, as of December 31, 2006, there were approximately 400 wholesale distributors to traditional convenience store retailers in the United States. We believe that Core-Mark and McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., are the two largest convenience wholesale distributors, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience stores. In Canada, there are fewer wholesale distributors as compared to the United States. In addition, certain manufacturers such as Coca-Cola bottlers, Frito Lay and Interstate Bakeries deliver their products directly to convenience stores.

Competition within the industry is primarily based on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on providing outstanding customer service through our decentralized distribution centers, order fulfillment rates, on time deliveries and merchandising support as well as competitive pricing. At least one of our major competitors operates on a logistics model that concentrates on competitive pricing, using large distribution centers and providing competitive order fulfillment rates. This logistics model, however, may result in less certain delivery times and could leave the customer to perform all of the merchandising functions. Many of our small competitors focus on customer service from small distribution facilities and concentrate on long-standing customer relationships. We believe that our unique combination of service and price is a compelling combination that is highly attractive to customers and results in our increasing growth.

We purchase cigarettes primarily from manufacturers covered by the tobacco industry’s master settlement agreement (MSA), which was signed in November 1998. Since then, we have experienced increased wholesale competition for cigarette sales. Competition amongst cigarette wholesalers is primarily on the basis of service, price and variety. Competition among manufacturers for cigarette sales is based primarily on brand positioning, price, product attributes, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position. Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants to the MSA, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. Historically, major tobacco product manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the MSA was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially.

We also face competition due to the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and increased imports of foreign low priced brands. The competitive environment has been characterized by a continued influx of cheap products, and higher prices due to higher state excise taxes and list price increases for cigarettes manufactured by parties to the MSA. As a result, the lowest priced products of manufacturers of numerous small share brands manufactured by companies that are not parties to the MSA have increased their market share, putting pressure on the profitability of premium cigarettes.

Working Capital Practices

We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about 10 days for the years ended December 31, 2006 and 2005. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than those in the United States.

We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. The number of days of cost of sales in inventory averaged about 14 days during 2006 and 2005.

We obtain terms from our vendors based on industry practices and consistent with our credit standing. We take advantage of the full complement of vendor offerings including early payment terms. In 2006 and 2005, days payable outstanding including cigarette and tobacco taxes payable, averaged approximately 9 days, with a range of two days prepaid to 30 days credit. During the fourth quarter of 2006, we re-established credit terms, which were lost as a result of the Fleming bankruptcy, regarding payment for excise tax stamps with several states and continue to pursue re-establishing terms with other states.

The days outstanding averages presented in this Working Capital Practices section are calculated using month-end averages.

Employees

As of December 31, 2006, we had approximately 3,745 employees, including 530 in finance and administration, 970 in sales and marketing, and 2,245 in warehouse and distribution. Approximately 320 employees are in locations outside the United States. Three of our distribution centers, Hayward, Las Vegas and Calgary, employ people who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 200 employees, or approximately 5% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation

As a distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the United States Food and Drug Administration (FDA). The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the United States Drug Enforcement Administration. The products we distribute are also subject to federal, state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for the products we distribute and regulation of the our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state and local authorities including the Occupational Safety and Health Administration under the United States Department of Labor which require us to comply with certain health and safety standards to protect our employees.

We are also subject to regulation by numerous other federal, state and local regulatory agencies, including but not limited to the United States Department of Labor, which sets employment practice standards for workers, and the United States Department of Transportation, which regulates transportation of perishable goods, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.

We voluntarily participate in random quality inspections conducted by the American Institute of Baking (AIB). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company’s food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB’s independent evaluation is summarized and posted on its website for our customer’s review. In 2006, nearly 91% of our distribution centers received the highest rating from the AIB and the remaining distribution centers received the second highest rating.

Registered Trademarks

We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Boonaritos™, Boondoggles®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Feastona®, Java Street®, QUICKEATS ™ and SmartStock®.

Segment and Geographic Information

We operate in two reportable segments—the United States and Canada. See Note 16—Segment and Geographic Information to our consolidated financial statements.

Corporate and Available Information

The office of our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080 and the telephone number is (650) 589-9445.

Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of Core-Mark’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Business Ethics. Copies of these documents may be requested from:

Core-Mark International

395 Oyster Point Blvd, Suite 415

South San Francisco, CA 94980

Attention: Investor Relations

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

Risks Relating to Our Business

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

Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price and variety of products offered, schedules and reliability of deliveries, and the range and quality of services provided. Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the United States have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

If we are not able to retain existing customers and attract new customers, our results of operations could suffer.

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

We may be unable to recover lost profits that resulted from the decision of the largest tobacco manufacturer in Canada, Imperial Tobacco Canada, to engage in direct-to-store delivery. Other manufacturers may also decide to engage in direct-to-store delivery.

Imperial Tobacco implemented plans to bypass wholesale distributors such as ourselves and began making direct-to-store delivery of its products in September 2006. We applied a surcharge or mark up on other products we distribute to our Canadian customers in an attempt to recover our lost profits that resulted from the Imperial Tobacco decision. We are unable to predict with certainty the sustainability of such actions and our results of operations could be adversely affected. Competition could impact the sustainability of our actions to recover our lost profits. It is possible that other cigarette and food/non-food manufacturers could chose to move to direct-to-store delivery which could adversely impact our results of operations.

If the costs to us of the products we distribute increase and we cannot pass the increase on to our customers, our results of operations could be adversely affected.

If we cannot pass along to our customers increases in our cost of goods sold which we experience when manufacturers increase prices or reduce or eliminate discounts and incentive programs, our profit margins could erode. Our industry is characterized by a high volume of sales with relatively low profit margins. If we cannot pass along cost increases to our customers due to resistance to higher prices, our relatively narrow profit margins and earnings could be negatively affected.

We rely on funding from manufacturer discounts and incentives programs and cigarette excise stamping allowances and material changes in these programs could adversely affect our results of operations.

We receive payments from the manufacturers of the products we distribute for allowances, discounts, volume rebates, and other merchandising and incentive programs. These payments are a substantial benefit to us and the amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product or attaining specified levels of purchases by our customers, and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations could be negatively affected.

We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.

We obtain the products we distribute from third party suppliers. At December 31, 2006, we had approximately 3,900 vendors, and during 2006 we purchased approximately 62% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 25% and 15% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Since we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

Cigarette and consumable goods distribution is a low-margin business sensitive to economic conditions.

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our food/non-food sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increase due to manufacturer price increases or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our profit margins and earnings could be negatively impacted.

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

Our business is sensitive to general economic conditions and, in particular, to gasoline prices and the labor market.

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

Two particular economic factors may have a significant impact our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have in the past experienced a decrease in the proportion of their customers’ expenditures on food/non-food products compared to customers’ expenditures on cigarettes. If gasoline prices were to undergo a sustained increase and a similar shift in expenditures were to result, we could experience pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do. Historically, we have been able to pass on a substantial portion of increases in our own fuel costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including labor and fuel costs, is not assured.

Second, our results are sensitive to the labor market. For example, the strength of the employment market in the transportation sector has led to a shortage of qualified drivers in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas. Shortages of qualified warehouse and other employees could similarly increase our costs.

We operate in a competitive labor market and a portion of our employees are covered by collective bargaining agreements.

Our continued success will partly depend on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2006 approximately 5%, or approximately 200, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next two years.

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

We may be subject to product liability claims which could materially adversely affect our business, and our operations could be subject to disruptions as a result of manufacturer recalls of products.

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

We may be required to manage a recall of products on behalf of a manufacturer. Managing a recall could disrupt our operations as we might be required to devote substantial resources toward implementing the recall, which could materially adversely affect our ability to provide quality service to our customers.

We depend on our senior management and key personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel. We do not maintain key person life insurance policies on these individuals, and we do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or key employees could harm our business.

Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.

We generate a significant portion of our revenues in Canadian dollars, approximately 18% in 2006 and 21% in 2005. We also incur a significant portion of our expenses, in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Generally Accepted Accounting Principles (GAAP) requires that such foreign currency transaction gains or losses on intercompany transactions be recorded as a gain or loss within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.

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

Our 2005 Credit Facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to: incur additional indebtedness, pay dividends and make distributions, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets. In addition, under our 2005 Credit Facility, under certain circumstances we are required to meet a fixed charge coverage ratio. Our ability to comply with this covenant may be affected by factors beyond our control and a breach of the covenant could result in an event of default under our 2005 Credit Facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and terminate their commitments to make further extensions of credit.

We are subject to governmental regulation and if we are unable to comply with regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.

As a distributor of food products, we are subject to the regulation by the United States Food and Drug Administration. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Department of Transportation, Drug Enforcement Agency and other federal, state and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.

Earthquake and natural disaster damage could have a material adverse affect on our business.

We are headquartered in, and conduct a significant portion of our operations in, California. Our operations in California are susceptible to damage from earthquakes. In addition, one of our data centers is located in Richmond, British Columbia, Canada which location is susceptible to earthquakes, and one of our data centers is located in Plano, Texas which is susceptible to wind storms. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake and natural disaster damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

Our information technology systems may be subject to failure or disruptions, which could seriously harm our business.

Our business is highly dependent on our Distribution Center Management System, or DCMS. The convenience store industry does not have a standard information technology or IT platform. Therefore, actively integrating our customers into our IT platform is a priority, and our DCMS platform provides our distribution centers with the flexibility to adapt to our customers’ IT requirements. We also rely on DCMS and our internal information technology staff to maintain the information required to operate our distribution centers and provide our customers with fast, efficient and reliable deliveries. While we have taken steps to increase redundancy in our IT systems, if our DCMS fails or is subject to disruptions, we may suffer disruptions in service to our customers and our results of operations could suffer.

Risks Relating to the Distribution of Cigarettes

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the year ended December 31, 2006, approximately 71% of our revenues came from the distribution of cigarettes. During the same period, approximately 33% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the United States and Canadian cigarette and tobacco market has generally been declining, and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefited from a shift of cigarette and tobacco sales to convenience stores. However, this favorable trend may not continue and may reverse.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other unlicensed recipients over the Internet, and other tobacco product regulation. For example, in British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Other states and provinces may adopt similar legislation and initiate similar lawsuits. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels or sales outside of legitimate channels.

In the United States we purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (or MSA), which results in our facing certain financial risks including competition from lower priced sales of cigarettes produced by manufacturers who do not participate in the MSA.

In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health-care costs related to tobacco use. Most other states sued the major United States cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major United States tobacco product manufacturers entered into the MSA with the other 46 states, the District of Columbia, and certain United States territories. The MSA and the other state settlement agreements settled health-care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major United States cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers.

In order to limit our potential tobacco related liabilities, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time to time we purchase a limited amount of cigarettes from non-MSA manufacturers when circumstances limit our ability to avoid doing so. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.

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

We face competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes.

As a result of purchasing cigarettes for sale in MSA states primarily from manufacturers that are parties to the MSA, we are adversely impacted by sales of brands from non-MSA manufacturers and deep-discount brands manufactured by small manufacturers that are not original participants to the MSA. The cigarettes subject to the MSA that we sell have been negatively impacted by widening price gaps between those brands and deep-discount brands for the past several years. Growth in market share of deep-discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, several states passed propositions or ballot measures during 2006 which will have the effect of increasing excise taxes on cigarettes and other tobacco products. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

Risks Relating to an Investment in Our Common Stock

Approximately 1.3 million of our outstanding shares held by Fleming have yet to be distributed pursuant to the Plan.

Pursuant to the Plan, we issued an aggregate of 9.8 million shares of our common stock to Fleming. As of December 31, 2006, 8.5 million shares of our common stock and warrants to purchase 1.2 million shares of our common stock have been distributed by Fleming pursuant to the Plan. An aggregate of 1.3 million shares of our common stock are subject to future distribution pursuant to the Plan by Fleming. Future distributions of the remaining 1.3 million shares of common stock pursuant to the Plan by Fleming are at the discretion of the PCT and the bankruptcy court and are not in our control. In addition, as of December 31, 2006, 10.2 million shares of our common stock were outstanding.

The distribution of a significant amount of shares of common stock onto the market or the sale of a substantial number of shares at any given time could result in a decline in the price of our common stock, cause dilution, or increase volatility.

We have identified one material weakness in our internal controls over financial reporting existing as of December 31, 2006. If we fail to remedy this material weaknesses in our internal controls over financial reporting, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in “Item 9.A. Controls and Procedures,” we have concluded that the following material weakness in our internal controls over financial reporting existed as December 31, 2006:

•

The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

We believe substantial progress has been made in the remediation of this material weakness. However, a number of the staffing and organizational changes which were made in order to remediate this weakness were not accomplished until the later half of 2006 and have not had sufficient time to be fully integrated into the operations of our internal control over financial reporting. As such, the identified material weakness in our internal control over financial reporting will not be considered remediated until the organizational changes are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of approximately 26,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia and approximately 6,000 for use by our information technology personnel in Plano, Texas. We lease approximately 2.6 million square feet and own approximately 0.4 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(3)
Albuquerque, New Mexico	Hayward, California	Salt Lake City, Utah
Atlanta, Georgia	Las Vegas, Nevada	Spokane, Washington
Bakersfield, California	Los Angeles, California	Calgary, Alberta
Corona, California(1)	Leitchfield, Kentucky	Vancouver, British Columbia
Denver, Colorado	Minneapolis, Minnesota	Wilkes Barre, Pennsylvania
Fort Worth, Texas	Portland, Oregon	Winnipeg, Manitoba
Grants Pass, Oregon	Sacramento, California(2)

(1)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.
(2)	The facility includes a distribution center and Artic Cascade, one of two of our consolidating warehouses.
(3)	Excluding outside storage facilities or depots. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage.

We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Alimentation Couche-Tard and the one in San Antonio, Texas for Valero. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 1, 2003, Fleming filed for protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Plan of Reorganization, two special purpose trusts the PCT and the RCT, were established. Under the terms of the Plan we had certain obligations with respect to the trusts. On September 11, 2006 we were released without cost from our obligations under the RCT. On January 25, 2007 we were released without cost from our obligations under the PCT.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 2005, our common stock was not traded. From April 2005 to December 1, 2005 our common stock traded over-the-counter and sales were reported on the Pink Sheets service provided by Pink Sheets LLC under the symbol “CMRK”. Since December 2, 2005 our common stock has traded on the NASDAQ Global Market under the symbol “CORE”. According to the records of our transfer agent, we had 2,752 stockholders of record as of February 28, 2007.

The following table sets forth the range of high and low bid prices or sales prices of our common stock as reported by the NASDAQ Global Market or the Pink Sheets for the periods indicated (as applicable):

	Low Price	High Price
Fiscal 2006
4th Quarter(1)	30.74	34.38
3rd Quarter(1)	29.10	36.98
2nd Quarter(1)	35.80	44.00
1st Quarter(1)	32.35	40.51

	Low Price	High Price
Fiscal 2005
4th Quarter(2)	28.00	34.00
3rd Quarter(3)	25.50	34.50
2nd Quarter(3)	24.90	37.50
1st Quarter(3)	N/A	N/A

(1)	Quotes include the higher and lower of (i) the sales price for our common stock on the NASDAQ Global Market
(2)	Quotes include the higher and lower of (i) the sales price for our common stock on the NASDAQ Global Market, since trading commenced on December 2, 2005 or (ii) the bids for our common stock on the Pink Sheets. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.
(3)	Quotes represent the high and low bids for our common stock on the Pink Sheets. Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Pink Sheet trading commenced on April 13, 2004.

PERFORMANCE COMPARISON

The graph below presents a comparison of cumulative total return to stockholders for the period Core-Mark had securities trading on the Pink Sheets or on the NASDAQ Global Market and the cumulative total return of the Nasdaq Non-Financial Stocks Index and a peer group of companies (the Performance Peer Group).

Cumulative total return to stockholders is measured by per share price change for the period by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on November 7, 2005 and is compared to the total return of the Nasdaq Non-Financial Stock Index and the weighted average performance of the Performance Peer Group over the same period with a like amount invested.

The companies composing the Performance Peer Group are Sysco Corp. (SYY), Performance Food Group Co. (PFGC) and Nash Finch Company (NAFC).

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG CORE-MARK, THE NASDAQ NON-FINANCIAL STOCKS INDEX

AND THE PERFORMANCE PEER GROUP

	Investment Value 11/7/2005	Investment Value 12/30/2005	Investment Value 3/31/2006	Investment Value 6/30/2006	Investment Value 9/29/2006	Investment Value 12/29/2006
CORE	$100.00	$101.27	$121.46	$113.65	$99.49	$106.19
NASDAQ Index	$100.00	$101.56	$107.91	$99.68	$103.71	$111.38
Peer Group	$100.00	$102.04	$106.47	$101.71	$111.03	$122.09

We have not declared or paid any cash dividends on our common stock. The credit agreement for our 2005 Credit Facility places limitations on our ability to pay cash dividends on our common stock. The payment of any future dividends will be determined by our board of directors in light of then existing conditions, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plans is set forth in Note 13, Stock-based Compensation Plans.

Sales of Unregistered Securities

Common Stock and Warrants Issued Pursuant to the Plan of Reorganization

Pursuant to Fleming’s plan of reorganization, on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) Warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) Warrants. The Class 6(B) Warrants have an exercise price of $20.925 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) Warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. The Tranche B Warrants have an exercise price of $15.50 per share. We entered into a registration rights agreement with the holders of the Tranche B Warrants pursuant to which we registered under the Securities Act of 1933 the shares of our common stock issuable upon exercise of the Tranche B Warrants. As of December 31, 2006, 21,932 of the Class 6(B) warrants were exercised in both cash and cashless transactions and 12,580 shares were issued and 120,938 of the Tranche B warrants were exercised in cashless transactions and 73,507 shares were issued.

ITEM 6.	SELECTED FINANCIAL DATA

Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for Core-Mark International, Inc. and our wholly owned subsidiaries.

Basis of Presentation

The following financial information for periods prior to August 23, 2004 relates to the Predecessor Company and financial information for periods after August 22, 2004 relates to the Successor Company. In connection with the emergence from bankruptcy, Core-Mark implemented American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7) Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. (See Note 2—Summary of Significant Accounting Policies).

The selected consolidated financial data for the years ended December 31, 2006 and December 31, 2005, and for the periods from August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004 are derived from Core-Mark’s audited consolidated financial statements included in this Annual Report on Form 10-K.

The selected consolidated financial data for the years ended December 31, 2003 and December 31, 2002 as described below, reflect the consolidated results of operations, financial position, and cash flows of Core-Mark and its subsidiaries.

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004	Year ended December 31,
(in millions except per share amounts)					2003	2002
Statement of Operations Data:
Net sales(a)	$5,314.4	$4,891.1	$1,549.3	$2,673.1	$4,324.3	$4,662.1
Gross profit(b)	297.7	271.0	90.9	149.8	269.4	308.3
Warehousing and distribution expenses	151.1	135.7	42.6	78.7	130.2	131.8
Selling, general and administrative expenses	106.6	90.0	34.9	59.3	98.3	93.2
Goodwill and other long-lived asset impairment(c)	—	—	—	—	291.4	—
Income (loss) from operations	38.5	44.0	13.0	11.8	(252.2)	79.8
Interest expense, net(d)	3.8	10.0	4.8	4.4	5.4	8.2
Reorganization items, net(e)	—	—	0.8	(70.0)	7.3	—
Income (loss) from continuing operations	20.6	14.3	5.3	50.7	(265.2)	39.5
Income (loss) from discontinued operations	—	—	—	—	(2.8)	0.3
Net income (loss)	20.6	14.3	5.3	50.7	(268.0)	39.8
Per Share Data(f):
Basic income (loss) per common share:
Continuing operations	$2.05	$1.46	$0.54	$5.17	$(27.06)	$4.03
Discontinued operations	—	—	—	—	$(0.29)	$0.03
Net income (loss)	$2.05	$1.46	$0.54	$5.17	$(27.35)	$4.06
Diluted income (loss) per common share:
Continuing operations	$1.87	$1.37	$0.54	$5.17	$(27.06)	$4.03
Discontinued operations	—	—	—	—	$(0.29)	$0.03
Net income (loss)	$1.87	$1.37	$0.54	$5.17	$(27.35)	$4.06
Shares used to compute net income (loss) per share:
Basic	10.0	9.8	9.8	9.8	9.8	9.8
Diluted	11.0	10.5	9.8	9.8	9.8	9.8
Other Financial Data:			—
Excise taxes(g)	$1,313.3	$1,195.0	$367.8	$643.5	$925.6	$825.7
Cigarette inventory holding profits(h)	4.1	5.7	1.1	0.2	7.2	9.8
LIFO expense (income)(b)	2.9	7.5	1.8	2.7	(2.1)	(16.7)
Depreciation and amortization(i)	13.6	13.5	4.7	7.0	9.9	12.2
Stock-based compensation	4.4	4.0	0.9	—	—	—
Capital expenditures	12.8	7.8	5.7	6.4	8.4	5.5

	December 31,			August 22,	December 31,
	2006	2005	2004	2004	2003	2002
Balance Sheet Data
Total assets	$555.6	$510.4	$504.2	$517.2	$513.8	$773.4

Total debt, including current maturities(d)	78.0	59.6	77.5	118.7	—	—

(a)	The selected consolidated financial data reflect the results of operations of Head Distributing only following its acquisition in April of 2002 and the results of operations of the Pennsylvania division following its acquisition in June of 2006.
(b)	During the year ended December 31, 2002, Core-Mark recognized last-in first-out (LIFO) income of $16.7 million, due primarily to a decline in inventories during the period January 1, 2002 to June 17, 2002, when CMI was acquired by Fleming.

(c)	Impairment of goodwill and other long-lived assets was recorded in 2003 related to the Fleming bankruptcy.
(d)	Interest expense, net is reported net of interest income. At December 31, 2003 and 2002, Core-Mark was operating as a subsidiary of Fleming and did not have debt. Interest expense for the period from June 17, 2002, when Core-Mark was acquired by Fleming to August 22, 2004 was imputed as required under Staff Accounting Bulletin (SAB) Topic 1.B (See Note 2—Summary of Significant Accounting Policies).
(e)	Reorganization items, net: in 2003 consists of bankruptcy related costs including bankruptcy professional fees and provisions for uncollectible balances related to disputes with vendors arising out of bankruptcy; for the period from January 1, 2004 through August 22, 2004 consists primarily of fresh-start accounting adjustments, including a $5.8 million adjustment to reflect the fair value of assets and liabilities, a $66.1 million net gain on the discharge of pre-petition debt, and other bankruptcy related costs including professional and other fees of $1.9 million; and for the period from August 23 to December 31, 2004 includes primarily bankruptcy related professional fees. (See—Note 9 Reorganization Items, Net.)
(f)	For the Predecessor Company, basic net income (loss) per share and diluted net income (loss) per share have been computed by dividing net income (loss) for the period by the 9,800,000 shares of Core-Mark common stock outstanding after emergence from bankruptcy.
(g)	State and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.
(h)	Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases.
(i)	Depreciation and amortization includes depreciation on property and equipment, amortization of purchased intangibles and goodwill, and other deferred charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Overview

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

We derive our net sales primarily from sales to convenience store customers. Our gross profit is derived primarily by applying a markup to the cost of the product at the time of the sale and from cost reductions derived from vendor credit term discounts received and other vendor incentive programs. Our operating expenses are comprised primarily of sales personnel costs; warehouse personnel costs related to receiving, stocking, and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities, and other general and administrative costs.

During the year ended December 31, 2006, our consolidated net sales increased 8.7% to $5.3 billion compared to $4.9 billion for 2005. For 2006, 71.2% of our net sales came from the sale of cigarette products and 28.8% of our net sales came from the sale of food/non-food products, compared to 71.7% and 28.3%, respectively, for 2005. For 2006, approximately 67% of our gross profit was generated from food/non-food products while approximately 33% of our gross profit was generated from cigarette products compared to approximately 65% and 35%, respectively, for 2005. Net income increased 44.1% in 2006 to $20.6 million or $1.87 per diluted share, from $14.3 million, or $1.37 per share, in 2005.

Recent Developments

Asset Acquisition of Klein Candy Co., LLP (Pennsylvania division)

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Pennsylvania division or Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million, including $0.7 million of direct transaction costs. We acquired Klein to help build a national distribution capacity. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased our available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base. Subsequent to the acquisition, we established accounts payable credit terms, including cigarette and tobacco taxes payable, of approximately $23.1 million related to the Pennsylvania division operations, which reduced the borrowings required as a result of the Klein acquisition. In October 2006, we integrated the Pennsylvania division onto our proprietary DCMS platform. (See Note 3—Asset Acquisition of Klein Candy Co., LLP.)

Imperial Tobacco

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, sales of whose products represented approximately 40% of our Canadian revenues, or approximately 8% of our total revenues, for the six months ended June 30, 2006, commenced by-passing wholesale distributors, such as us, when it began direct-to-store delivery of its products in September 2006. This resulted in a decline in sales of approximately $126.6 million for the year ended December 31, 2006 compared to 2005. To date, as a result of the application of a surcharge or increased mark-ups on other products we distribute to our Canadian customers, we have been able to recover substantially all of our lost profits that resulted from the decision of Imperial Tobacco. Although competition provides our Canadian customers choices, thus far they have selected to continue purchasing products and services from us despite our need to apply surcharges and other means of recouping lost Imperial Tobacco profits. In the future, as in the past, our success in Canada will continue to depend on our performance and our ability to meet customer needs at competitive pricing.

Release of guaranty obligation under the PCT and RCT Trusts

We guaranteed certain obligations of the PCT and RCT set up pursuant to the Plan for the benefit of Fleming’s former creditors. On September 11, 2006 we were released without cost from our obligations under the RCT. On January 25, 2007 we were released without cost from our obligations under the PCT.

Background

Core-Mark Holding Company, Inc. was incorporated on August 20, 2004 as the ultimate parent company for Core-Mark International, Inc., and Core-Mark International’s wholly owned subsidiaries pursuant to the Plan, following a bankruptcy petition by Core-Mark’s then corporate parent, Fleming Companies, Inc. or Fleming. The Plan, which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts the PCT and the RCT.

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

Financial periods occurring before August 23, 2004 are referred to as relating to the Predecessor Company. Financial periods occurring after August 22, 2004 are referred to as relating to the Successor Company.

Adjustments pursuant to fresh-start accounting to reflect the fair value of assets and liabilities as of emergence from the Fleming bankruptcy amounted to $5.8 million in reorganization items, net. The adjustment was primarily attributable to ascribing value to intangible internally developed software of $6.0 million, an increase to our deferred rent accrual of $3.8 million, offset by charges for the re-valuation of other balance sheet items totaling $4.0 million, including inventory and accounts receivable. The restructuring of our capital structure and resulting discharge of pre-petition debt resulted in a net gain of $66.1 million. The charge for the revaluation of our assets and liabilities and the net gain on the discharge of pre-petition debt are recorded in reorganization items, net in the consolidated statements of operations (See Note 9—Reorganization Items, Net).

Trust Guarantees. We guaranteed certain obligations of two trusts set up pursuant to the Plan of Reorganization for the benefit of Fleming’s former creditors. On September 11, 2006 and January 25, 2007 respectively, we were released without cost from our obligations under the RCT and PCT.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate United States cigarette consumption has declined since 1980. However, over the last decade our cigarette sales have benefited from a shift in sales to the convenience store segment. As a result of this shift, our cigarette sales have not declined in proportion to the decline in overall consumption. We anticipate that eventually the shift in cigarette carton sales to the convenience store segment will stabilize and cigarette sales through convenience stores will start to decline more in line with the overall decline in cigarette consumption.

Excise Taxes

Cigarette and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. We increase cigarette prices as excise tax increases are assessed on cigarette products which we sell. As result, increases in excise taxes do not decrease overall gross profit dollars however will result in a decline in overall gross profit percentage since net sales will increase and gross profit dollars will remain the same.

Cigarette Inventory Holding Profits

Distributors, such as Core-Mark, from time to time may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand due to increases in state and local excise taxes and cigarette manufacturer prices. We refer to these profits as cigarette inventory holding profits. Over the past several years we have earned significant cigarette inventory holding profits. For example, cigarette inventory holding profits for the year ended December 31, 2006 were $4.1 million or 1.4% of our gross profit for the period. Cigarette inventory holding profits substantially represent profit related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states, localities or provinces that allow such inventory holding profits increase their excise taxes. This profit is recorded as an offset to cost of goods sold and is recognized as the inventory is sold. It is difficult to predict whether cigarette holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities. See Item 6—Selected Financial Data where we set forth cigarette holding profits for the periods presented.

Food and Non-Food Product Trends

We focus our marketing efforts on growing primarily our food/non-food product sales. Food/non-food product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

The following table sets forth the results of operations for December 31, 2006 and compares those results to December 31, 2005. The comparative table is presented to complement management’s discussion and analysis of our results of operations. We evaluate our results based on net sales inclusive of excise taxes. However, excise taxes, which have been increasing at a rapid rate, represent a significant portion of net sales. The following table includes columns for both percentage of net sales and percentage of net sales less excise taxes, in order to illustrate the impact such excise taxes have on our results of operations.

(in millions)	2006 Increases/ (Decreases) Compared to 2005	Year ended December 31, 2006	2006 % of Net sales	2006 % of Net sales, less excise taxes(1)	Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes(1)
Net Sales	$423.3	$5,314.4	100.0		$4,891.1	100.0
Net sales—Cigarettes	278.6	3,783.8	71.2	64.4	3,505.2	71.7	65.1
Net sales—Food/Non-food	144.7	1,530.6	28.8	35.6	1,385.9	28.3	34.9
Net sales, less excise taxes (1)	305.0	4,001.1	75.3	100.0	3,696.1	75.6	100.0
Gross profit	26.7	297.7	5.6	7.4	271.0	5.5	7.3
Warehousing and distribution expenses (2)	15.4	151.1	2.8	3.8	135.7	2.8	3.7
Selling, general and administrative expenses	16.6	106.6	2.0	2.7	90.0	1.8	2.4
Income from operations	(5.5)	38.5	0.7	1.0	44.0	0.9	1.2
Interest expense	(6.2)	4.9	0.1	0.1	11.1	0.2	0.3
Interest (income)	—	(1.1)	—	—	(1.1)	—	—
Foreign currency transaction (gains) losses, net	(0.6)	0.3	—	—	0.9	—	—
Loss on early extinguishment of debt	(6.2)	—	—	—	6.2	0.1	0.2
Income before income taxes	8.1	34.0	0.6	0.8	25.9	0.5	0.7
Net income	6.3	20.6	0.4	0.5	14.3	0.3	0.4

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive higher prices on the cigarette products we sell which drive higher net sales without increasing gross profit dollars. Increases in excise taxes will result in a decline in overall gross profit percentage since net sales will increase and gross profit dollars will remain the same.
(2)	Warehouse and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

Net sales. Net sales increased by $423.3 million or 8.7% to $5,314.4 million in 2006 from $4,891.1 million in 2005. The Pennsylvania division contributed $319.4 million of this increase. This was offset by lost sales of $126.6 million due to Imperial Tobacco’s move to direct-to-store delivery and a decline of $166.4 million due to the loss of two significant customers in late 2005. The remaining increase of $396.9 million was due to net sales increases to existing customers and to sales to new customers. Included in net sales above are increases in excise taxes of $118.3 million for 2006 compared to 2005 primarily related to cigarettes. Increases in our overall Canadian operations net sales due to foreign currency exchange rate changes were approximately $59.1 million for 2006 compared to 2005.

Net sales of cigarettes for 2006 increased $278.6 million, or 7.9% to $3,783.8 million for 2006 compared to $3,505.2 million for 2005. The increase in net cigarette sales was driven primarily by a 4.9% increase in cigarette carton sales combined with an increase in excise taxes. The increase in cigarette carton sales was due primarily to the addition of the new Pennsylvania division and increases from existing and other new customers offset by decreases from customer losses including the loss of Imperial Tobacco volume described above. Net cigarette sales as a percentage of total net sales were 71.2% and 71.7% in 2006 and 2005, respectively.

Net sales of food and non-food products for the year ended December 31, 2006 increased $144.7 million or 10.4% to $1,530.6 million in 2006 compared to $1,385.9 million for 2005. The increase is due primarily to higher sales to existing and new customers, including by the new Pennsylvania division, offset partially by decreased sales from customer losses. Total net sales of food and non-food products as a percentage of total net sales were 28.8% and 28.3% in 2006 and 2005, respectively.

Gross profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit in 2006 increased by $26.7 million or 9.9%, to $297.7 million in 2006 compared to $271.0 million in 2005. The increase in gross profit dollars in 2006 was due primarily to an overall increase in sales volume, a higher percentage of sales from higher-margin food/non-food products compared to 2005, and a reduction in LIFO expense. Cigarette holding profits decreased compared to 2005, negatively impacting gross profit dollars.

As a percentage of net sales, gross profit increased to 5.60% for the year ended December 31, 2006, from 5.54% for 2005. In 2006, approximately 67% of gross profit was derived from food/non-food products compared to 65% in 2005.

The following table sets forth the components comprising the change in gross profit as a percentage of net sales for the years ended December 31, 2006 and 2005.

(in millions)	Year ended December 31, 2006	2006 % of Net sales	2006 % of Net sales, less excise taxes(1)	Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes(1)
Net sales	$5,314.4	100.0		$4,891.1	100.0
Net sales, less excise taxes(1)	4,001.1	75.3	100.0	3,696.1	75.6	100.0
LIFO expense	(2.9)	(0.06)	(0.07)	(7.5)	(0.15)	(0.20)
Cigarette inventory holding profits	4.1	0.08	0.10	5.7	0.12	0.15
Remaining gross profit	296.5	5.58	7.41	272.8	5.57	7.38

Gross profit	$297.7	5.60	7.44	$271.0	5.54	7.33

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.)

Operating expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2006, operating expenses increased $32.2 million or 14.2% to $259.2 million from $227.0 million in 2005. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for 2006. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses in 2006 increased by $15.4 million or 11.3%, to $151.1 million in 2006 from $135.7 million for 2005, due primarily to increased sales volume described above. An increase in warehouse and delivery salaries and benefits of 13.2% for 2006 compared to 2005 was due primarily to increased sales volume described above and to higher demand for quality drivers in certain of our locations. As a percentage of sales these expenses remained unchanged at 2.8% for 2006 compared to 2005.

Selling, General and Administrative (“SG&A”) expenses. SG&A expenses increased $16.6 million, or 18.4%, to $106.6 million in 2006 compared to $90.0 million in 2005. The increase in SG&A expenses was due primarily to increases in sales volume, an increase in professional fees of $2.8 million largely related to our first year Sarbanes-Oxley compliance efforts and incremental costs of $1.0 million incurred in connection with the integration of the Pennsylvania division. These increases were offset partially by expense reductions in 2006 related to the Fleming bankruptcy consisting primarily of a $3.8 million reduction in workers’ compensation costs resulting from a favorable settlement of amounts owed by the Company for claims inherited in connection with the bankruptcy and the favorable settlement of vendor payables and previously written-off customer receivables totaling $1.6 million. Additionally in 2006, we received $1.6 million in insurance proceeds related to a fire at our Denver distribution center in 2002. SG&A expenses for 2005 were reduced by expense reductions of $8.5 million in Fleming related workers’ compensation costs and $3.9 million consisting primarily of the favorable settlement of a previously written-off bad debt and insurance proceeds. As a percentage of net sales, SG&A expenses were 2.0% for 2006 compared to 1.8% for 2005 due to the items discussed above.

Interest expense. Interest expense includes both debt interest and amortization of fees related to borrowings. In 2006, interest expense decreased by $6.2 million, or 55.9% to $4.9 million for 2006 from $11.1 million for 2005. The decrease in interest expense is due primarily to a lower effective interest rate in 2006 compared with 2005. The higher effective interest rate for the 2005 period was due primarily to the post-bankruptcy higher interest rates charged under our term debt, or Tranche B borrowings, which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005. For 2006, the weighted average interest rate on the revolving credit facility was 6.5% compared to 5.8% for 2005. The average borrowings for each of these years remained the same at approximately $60 million.

Interest income. In 2006 and 2005, interest income remained unchanged at $1.1 million.

Loss on early extinguishment of debt. During 2005, we incurred $6.2 million of early extinguishment of debt costs, resulting from the write-off of debt discount, debt issuance costs and prepayment penalties incurred in connection with the early retirement of the funded portion of the 2004 Revolving Credit Facility and Tranche B Notes. No such loss was incurred during 2006.

Foreign currency transaction (gains) losses, net. We incurred foreign currency transaction losses of $0.3 million in 2006 compared to $0.9 million in losses in 2005. The fluctuation was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For 2006 and 2005 the average Canadian/United States exchange rates were $1.1343 and $1.2112, respectively.

Summary of Sales and Profit by Product Line (in millions)

	2006	2005	2004(1)
Cigarettes
Net sales	$3,783.8	$3,505.2	$3,048.2
Excise Taxes in sales	$1,209.0	$1,097.8	$926.9
Net sales, less excise taxes(3)	$2,574.8	$2,407.4	$2,121.3
Gross Profit(2)	$98.5	$93.5	$87.4

% of Total Sales	71%	72%	72%

% of Total Sales, less excise taxes(3)	64%	65%	66%

% of Gross Profit	33%	35%	36%

Food/Non-Food
Net sales	$1,530.6	$1,385.9	$1,174.2
Excise Taxes in sales	$104.3	$97.2	$84.4
Net sales, less excise taxes(3)	$1,426.3	$1,288.7	$1,089.8
Gross Profit(2)	$199.2	$177.5	$153.3

% of Total Sales	29%	28%	28%

% of Total Sales, less excise taxes (3)	36%	35%	34%

% of Gross Profit	67%	65%	64%

Total Net Sales	$5,314.4	$4,891.1	$4,222.4

Total Excise Taxes in Sales	$1,313.3	$1,195.0	$1,011.3

Total Net Sales, less excise taxes (3)	$4,001.1	$3,696.1	$3,211.1

% of Total Sales, less excise taxes (3)	75%	76%	76%

Gross Profit	$297.7	$271.0	$240.7

(1)	The information provided for the periods prior to August 23, 2004 relates to the Predecessor Company, while the information after August 23, 2004 is that of the Successor Company. We have combined the Predecessor Company and Successor Company periods in 2004 for convenience of discussion (See Selected Financial Information contained in this Annual Report on Form 10-K for further discussion).
(2)	Cigarettes include (i) cigarette inventory holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the years ended December 31, 2006, 2005 and 2004 were $4.1 million, $5.7 million and $1.3 million, respectively. All other products include LIFO effect.
(3)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Comparison of the Years Ended December 31, 2005 and 2004

The following table sets forth the results of operations for the year ending December 31, 2005 and compares this to the combined results of operations for the periods August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004. For the purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the results of the Successor Company for the period from August 23, 2004 through December 31, 2004 and the Predecessor Company for the period from January 1, 2004 through August 22, 2004 have been combined for convenience of discussion since separate discussions of the Predecessor and Successor periods would not be meaningful in terms of operating results or comparisons to other periods. When we refer to results for the year ended December 31, 2004, or 2004, we are referring to such combined results. Due to fresh-start accounting applied with differing effect to the Predecessor and Successor Company periods, the combined 2004 results should not be taken as indicative of our historical results.

The comparative table is presented to complement management’s discussion and analysis of our results of operations. We evaluate our results based on net sales inclusive of excise taxes however excise taxes, which have been increasing at a rapid rate, represent a significant portion of net sales. The following table includes percentages of net sales, less excise taxes, in order to illustrate the impact such excise taxes have on the percentage of net sales.

(in millions)	2005 Increases/ (Decreases) Compared to Successor and Predecessor Combined 2004	Successor Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes(1)	Successor and Predecessor Combined Year ended December 31, 2004	Successor and Predecessor Combined 2004 % of Net sales	Successor and Predecessor Combined % of Net sales, less excise taxes(1)	Successor Period from August 23, through December 31, 2004	Predecessor Period from January 1 through August 22, 2004
Net Sales	$668.7	$4,891.1	100.0		$4,222.4	100.0		$1,549.3	$2,673.1
Net sales—Cigarettes	457.0	3,505.2	71.7	65.1	3,048.2	72.2	66.1	1,124.3	1,923.9
Net sales—Food/Non-food	211.7	1,385.9	28.3	34.9	1,174.2	27.8	33.9	425.0	749.2
Net sales, less excise taxes(1)	485.0	3,696.1	75.6	100.0	3,211.1	76.1	100.0	1,181.5	2,029.6
Gross profit	30.3	271.0	5.5	7.3	240.7	5.7	7.5	90.9	149.8
Warehousing and distribution expenses(2)	14.4	135.7	2.8	3.7	121.3	2.9	3.8	42.6	78.7
Selling, general and administrative expenses	(4.2)	90.0	1.8	2.4	94.2	2.2	2.9	34.9	59.3
Income from operations	19.2	44.0	0.9	1.2	24.8	0.6	0.8	13.0	11.8
Interest expense	1.0	11.1	0.2	0.3	10.1	0.3	0.3	5.1	5.0
Interest (income)	(0.2)	(1.1)	—	—	(0.9)	—	—	(0.3)	(0.6)
Foreign currency transaction (gains) losses, net	3.3	0.9	—	—	(2.4)	(0.1)	(0.1)	(2.4)	—
Loss on early extinguishment of debt	6.2	6.2	0.1	0.2	—	—	—	—	—
Reorganization items, net	69.2	—	—	—	(69.2)	(1.6)	(2.2)	0.8	(70.0)
Income before income taxes	(60.9)	25.9	0.5	0.7	86.8	2.1	2.7	9.4	77.4
Net income	(41.7)	14.3	0.3	0.4	56.0	1.3	1.7	5.3	50.7

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to increased business from the increase in sales due to increases in excise taxes.
(2)	Warehouse and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

Net sales. Net sales of $4,891.1 million for the year ended December 31, 2005 increased $668.7 million, or 15.8%, compared to the year ended December 31, 2004. The 2005 sales included excise taxes of $1,195.0 million. The increase in net sales was due primarily to the addition of three significant new customers, which we began servicing in the first quarter of 2005. These new customers represent approximately $455.5 million or 68.1% of the increase in net sales, inclusive of excise taxes. The remaining increase in net sales of $213.2 million was due to increases in net sales to existing customers, net increases due to other smaller customer additions and losses, the impact of cigarette tax increases and increases in sales in our Canadian operations due to foreign currency exchange rate changes. These increases were partially offset by the loss of two significant customers with annualized revenues of approximately $210 million during the fourth quarter of 2005. The increase in net sales due to excise taxes was approximately $183.7 million in the year ended December 31, 2005 compared to the year ended December 31, 2004, and is included in the increases described above. Net sales from our Canadian operations increased overall by $69.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, due primarily to an increase of $68.8 million caused by changes in foreign currency exchange rates. The strengthening of the Canadian dollar compared to the United States dollar resulted in United States dollar sales increases from our Canadian operations.

Net sales of cigarettes of $3,505.2 million for the year ended December 31, 2005 increased $457.0 million, or 15.0% compared to the year ended December 31, 2004. The 2005 sales included excise taxes of $1,097.8 million. Of this increase, $329.7 million, or 72.1%, inclusive of excise taxes, was attributable to the addition of the three new customers in the first quarter of 2005. The remaining increase in cigarette sales was attributable in part to increases in state and provincial excise taxes that occurred during the periods, which we passed on to our customers. Several states and provinces increased cigarette taxes during 2004 and 2005 and these increases are reflected in our net sales of cigarettes. The increase in net sales of cigarettes due to cigarette excise taxes was approximately $171.0 million in the year ended December 31, 2005 compared to the year ended December 31, 2004 and is included in the increases described above. In the year ended December 31, 2005, cigarette carton sales increased by 10.2% compared to the year ended December 31, 2004. This increase was primarily attributable to the addition of the three significant new customers.

Net sales of food and non-food products of $1,385.9 million for the year ended December 31, 2005 increased $211.7 million, or 18.0%, compared to the year ended December 31, 2004. The 2005 food and non-food sales included excise taxes of $97.2 million, which consist primarily of excise taxes related to other food/non-food tobacco products . Of the increase in net sales of food and non-food products, $125.8 million, or 59.4%, inclusive of excise taxes, is attributable to the three new customers mentioned above. The remaining increase of $85.9 million, or 40.6%, is due primarily to net increases in sales to existing customers and net sales increases due to other smaller customer additions and losses.

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

The following table sets forth notable components comprising the change in gross profit as a percentage of net sales year over year.

(in millions)	Successor Year ended December 31, 2005	2005 % of Net sales	2005 % of Net sales, less excise taxes(1)	Successor and Predecessor Combined Year ended December 31, 2004	Combined 2004 % of Net sales	Combined 2004 % of Net sales, less excise taxes(1)
Net sales	$4,891.1	100.0		$4,222.4	100.0
Net sales, less excise taxes(1)	3,696.1	75.6	100.0	3,211.1	76.1	100.0
LIFO expense	(7.5)	(0.15)	(0.20)	(4.5)	(0.11)	(0.14)
Cigarette inventory holding profits	5.7	0.12	0.15	1.3	0.03	0.04
Credit terms withheld	—	—	—	(3.5)	(0.08)	(0.11)
Remaining gross profit	272.8	5.57	7.38	247.4	5.86	7.70

Gross profit	$271.0	5.54	7.33	$240.7	5.70	7.49

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to increased business from the increase in sales due to increases in excise taxes.

Several factors impacted gross profit margins period over period. The decrease in gross profit as a percentage of sales was attributable primarily to a reduction of incentives received from our vendors, lower margins earned on sales to the three new significant customers added in early 2005 and increases in cigarette and tobacco excise taxes. Effective with the Fleming bankruptcy filing, two major cigarette manufacturers in Canada withdrew their credit terms discounts which are included as a component of cost of goods sold. This resulted in lost cigarette gross profit totaling approximately $3.5 million for the year ended December 31, 2004 compared to 2005. The credit terms discounts and related gross profit were restored in late August 2004, after emergence from bankruptcy, resulting in increased gross profit in 2005 compared to 2004. Other manufacturer incentives declined during the year ended December 31, 2005 compared to the year ended December 31, 2004. Cigarette gross profit for the year ended December 31, 2005 included approximately $5.7 million in cigarette inventory holding profits relating to cigarette excise tax increases and manufacturer price increases, compared to $1.3 million in cigarette inventory holding profits for the year ended December 31, 2004.

Operating expenses. Our operating expenses include costs related to warehousing, distribution, selling, general and administrative activities. For the year ended December 31, 2005, operating expenses increased $11.1 million or 5.1% to $227.0 million from $215.9 million for the year ended December 31, 2004. Overall, costs related to labor and benefits comprised approximately 66% of warehousing, distribution, selling, general and administrative expenses for the year ended December 31, 2005. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses for the year ended December 31, 2005 increased by $14.4 million, or 11.9%, compared to the year ended December 31, 2004. As a percentage of net sales, these expenses decreased from 2.9% for the year ended December 31, 2004 to 2.8% for the year ended December 31, 2005. The decrease as a percent of net sales for the year ended December 31, 2005 is due primarily to cost improvements generated through the re-engineering of three of our distribution centers.

Selling, general and administrative expenses. SG&A expenses for the year ended December 31, 2005 decreased by $4.2 million, or 4.5%, compared to the year ended December 31, 2004. As a percentage of net sales these expenses decreased from 2.2% for the year ended December 31, 2004 to 1.8% for the year ended December 31, 2005. Expense reductions at three of our distribution centers significantly contributed to this decrease. In 2005, we benefited from a reduction in workers’ compensation, general and auto insurance liabilities resulting in expense reductions totaling $8.5 million and unanticipated recoveries related primarily to insurance and receivable-related recoveries totaling approximately $3.9 million. The SG&A expenses were negatively impacted by costs such as audit, legal and audit-related consulting totaling approximately $6.5 million for the year ended December 31, 2005 and an increase of $4.7 million compared to the year ended December 31, 2004, incurred primarily in connection with becoming a public company. Additionally, we incurred expenses of approximately $0.9 million for the year ended December 31, 2005, compared to $0.3 million for the year ended December 31, 2004, associated with our ongoing initiative to prepare for compliance with regulations under the Sarbanes Oxley Act of 2002.

Income from operations. Income from operations for the year ended December 31, 2005 was $44.0 million compared to $24.8 million for the year ended December 31, 2004. The increase is attributable to the items discussed above.

Interest expense. Interest expense includes both debt interest and fees related to borrowings. Interest expense for the year ended December 31, 2005 increased by $1.0 million, or 9.9%, compared to the year ended December 31, 2004. For the year ended December 31, 2005, the effective interest rate and average net borrowings, including letters of credit outstanding, were higher than for the year ended December 31, 2004. The higher effective interest rate for 2005 was in part due to higher interest rates charged under our Tranche B borrowings that were established at emergence on August 23, 2004. As a result of the refinancing of both the Tranche B borrowings and our 2004 revolver debt in October 2005, effective interest rates declined significantly to 8.1% for the fourth quarter of 2005 from 9.0% for the first three quarters of 2005. The Company’s LIBOR margin decreased from 12% under the Tranche B Notes and a range of 2.25% to 2.75% under the 2004 Revolving Credit Facility to a range of 1.00% to 1.75% under the 2005 Revolving Credit Facility. Interest expense for the period January 1, 2004 through August 22, 2004 was imputed as required under carve-out accounting during which time that the Company had inter-company borrowings with Fleming.

Interest income. Interest income for the year ended December 31, 2005 increased by $0.2 million, or 22.2%, compared to the year ended December 31, 2004.

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

Seasonality

Quarterly operating results can be influenced by warm weather months which represent the peak vacation and travel season, due to the nature of our customers’ businesses. We typically generate higher revenues and gross profits during the warm weather travel months (May through September) than in other times throughout the year. During the second and third quarters of 2006 and 2005 we generated approximately 53% of our net sales.

Inflation

Historically, we have not experienced a significant adverse impact as a result of price increases from our suppliers as we have been able to adjust our selling prices in order to maintain our overall gross profit dollars. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales. While we have historically been able to maintain or slightly increase gross profit dollars related to such increases, gross profit percentages typically decline as a result of the impact significant price or tax increases have on net sales.

Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage. (See Note 2—Summary of Significant Accounting Policies.)

Gross fuel consumption costs for the year ended December 31, 2006 totaled approximately $12.8 million, an increase of approximately $2.9 million from 2005, or 29%, due to increased fuel prices and increased sales volume. In 2006, a significant portion of the fuel costs were offset by fuel surcharges to our customers of $6.3 million. Gross fuel consumption costs for the year ended December 31, 2005 totaled approximately $9.9 million, an increase of approximately $3.2 million from 2004, or 48%, due to increased fuel prices and increased sales volume. A significant portion these costs were offset by fuel surcharges of $4.6 million. In 2004, gross fuel costs were $6.7 million which were offset by fuel surcharges of $3.2 million.

Liquidity and Capital Resources

Our cash as of December 31, 2006 and 2005 was $19.9 million and $30.0 million, respectively. Our restricted cash as of December 31, 2006 and 2005 was $9.3 million and $10.8 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes. The acquisition of the Pennsylvania division resulted in a net use of cash of $55.5 million (excluding $2.8 million of cash acquired). However, during the period subsequent to the acquisition, we established credit terms, including cigarette and tobacco tax terms, with certain states which increased accounts payable and generated incremental cash flow from operations of $23.1 million for the period ended December 31, 2006.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. However during the period June 18, 2002 to August 23, 2004, when Fleming was our parent company, to the extent necessary, we funded our operations through inter-company borrowings.

We believe that the combination of our cash, cash flows from operations and available borrowings will be sufficient to finance our working capital, capital spending and other cash needs for at least the next 12 months.

Cash flows from operating activities

Year ended December 31, 2006

For the year ended December 31, 2006, net cash provided by operating activities was $37.5 million and consisted of cash generated from operations of $44.6 million and cash used as a result of changes in assets and liabilities of $7.1 million. Cash generated by operations during 2006 includes net income of $20.6 million adjusted for non-cash charges related primarily to depreciation and amortization, LIFO inventory reserves and stock-based compensation.

The decrease in cash from changes in assets and liabilities was due primarily to a decrease in pension, claims and other accrued liabilities and income taxes payable of $10.7 million, an increase in other receivables of $4.9 million partially offset by an increase in accounts payable and cigarette and tobacco taxes payable totaling $7.6 million and a decrease in other non-current assets of $5.7 million. The decrease in pension, claims, and other accrued liabilities is due primarily to general, auto, and workers’ compensation claims settlements, reducing the claim amounts outstanding during the year and pension plan contributions. The increase in other receivables during the period resulted from the addition of vendor incentives receivable related to the Pennsylvania division. The increase in accounts payable and cigarette and tobacco taxes payable was due primarily to a $23.1 million benefit from establishing payment terms related to the Pennsylvania division. This was largely offset by a decline in cigarette taxes payable in our Canadian operations of $20.6 million due primarily to lower purchases from Imperial Tobacco and the timing of payments. The decrease in other non-current assets is due primarily to the repayment of a pre-bankruptcy deposit.

Year ended December 31, 2005

For the year ended December 31, 2005, net cash provided by operating activities was $33.5 million and consisted of cash generated from operations of $41.6 million and cash used as a result of changes in assets and liabilities of $8.1 million. Cash generated from operations includes net income of $14.3 million coupled with the benefit of non-cash charges for depreciation and amortization, the change in our LIFO inventory allowance, stock-based compensation and the loss on early extinguishment of debt.

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

Year ended December 31, 2004

During 2004, net cash used by the Successor and Predecessor Companies combined operating activities of $0.7 million consisted of an increase in cash from changes in assets and liabilities of $43.8 million and cash provided by operations of $11.1 million, offset by excise tax payments reducing liabilities subject to compromise of $55.6 million. Cash provided by operations during 2004 was driven by $56.0 million in net income, coupled with non-cash adjustments related primarily to fresh-start accounting and deferred income taxes.

The increase in cash provided from changes in assets and liabilities was primarily driven by an increase in accounts payable of $30.1 million which resulted from our successful efforts to secure more favorable trade credit terms with our vendors after the Plan was approved. Of the total $30.1 million increase in accounts payable, $18.9 million occurred after emergence from bankruptcy. In addition, cash provided from changes in assets and liabilities benefited from a $28.2 million decrease in other receivables related primarily to collections of vendor receivables that were stalled during bankruptcy. These sources of cash were offset by payments of $55.6 million in excise tax liabilities previously classified as liabilities subject to compromise, a net increase of $9.0 million in deposits, prepayments and other non-current assets, which was due primarily to an increase in workers’ compensation deposits which we inherited from Fleming pursuant to the Plan, partially offset by a reduction in deposits required by our vendors, which was related to our emergence from bankruptcy.

Cash flows relating to investing activities

Year ended December 31, 2006

For the year ended December 31, 2006, cash flows used in investing activities were $66.6 million, an increase of $61.7 million compared to 2005. The increase is due primarily to the acquisition of the Pennsylvania division. We paid $58.3 million for the assets (and assumed certain liabilities) of the Pennsylvania division, which assets included $2.8 million in cash. In 2006, capital expenditures were $12.8 million compared to $6.6 million in fiscal 2005 and related primarily to the scheduled replacement of delivery and warehouse equipment, equipping a replacement facility in Spokane, Washington and the addition of refrigerated dock capacity at a few of our distribution centers to handle dairy products.

Year ended December 31, 2005

For the year ended December 31, 2005, cash flows used in investing activities were $4.9 million and were attributable to capital expenditures of $6.6 million during the period, partially offset by an increase in restricted cash of 1.7 million. The capital spending related primarily to the scheduled replacement of delivery and warehouse equipment.

Year ended December 31, 2004

For the year ended December 31, 2004, cash flows used in investing activities were $4.3 million, and were attributable to capital expenditures of $12.1 million during the period, partially offset by an increase in restricted cash of $7.8 million. For the year ended December 31, 2004, capital spending-related primarily to the re-engineering of three of our distribution centers and scheduled replacement of delivery and warehouse equipment.

Cash flows from financing activities

Year ended December 31, 2006

For the year ended December 31, 2006, net cash provided by financing activities was $18.7 million compared with a use of cash of $23.5 million in 2005. We had net borrowings under our 2005 Revolving Credit Facility of $18.4 million during 2006 due primarily to the acquisition of the Pennsylvania division. Borrowings related to the Pennsylvania division at closing of the acquisition were approximately $57.6 million. This amount was reduced during the second half of 2006 using cash generated from operations. Additionally, cash provided by financing activities included cash proceeds from the exercise of common stock options of $3.2 million and excess tax deductions under SFAS 123R associated with stock-based compensation of $1.8 million.

Year ended December 31, 2005

For the year ended December 31, 2005, net cash used in financing activities was $23.5 million. We borrowed $86.5 million and made payments of $71.9 million under our 2004 and 2005 Credit Facilities, which resulted in a net source of cash of $14.6 million for 2005. Debt issuance costs of $2.1 million were paid in connection with the 2005 Credit Facility. The 2004 Credit Facility and Tranche B loan were fully repaid in 2005 and terminated.

Year ended December 31, 2004

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

2005 Revolving Credit Facility

In October 2005, the Company entered into a $250 million five-year revolving credit facility which we refer to as the 2005 Credit Facility. The 2005 Credit Facility provides significantly more favorable credit terms than those of the previous credit facility.

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period). The 2005 Credit Facility provides for up to $250 million in revolving loans, of which $160 million is available as letters of credit and up to C$110 million is available in Canadian dollars. Borrowing under the 2005 Credit Facility is subject to a borrowing base requirement based on eligible accounts receivable, eligible inventory, certain equipment and certain unrestricted cash balances, less certain reserves, which may limit the amount of revolving loans and letters of credit available. The administrative agent under the 2005 Credit Facility also has the right, under certain circumstances, to establish additional reserves against the commitment under the 2005 Credit Facility.

At the Company’s option, interest rates on the United States revolving loans are based on LIBOR plus an applicable margin, or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility, and was initially set at 1.50%. Interest is payable monthly, or if the Company elects LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as the Company may elect (except that if the Company elects a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). The Company is subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility.

The Credit Agreement for the 2005 Credit Facility (the 2005 Credit Agreement) contains restrictive covenants, including among others limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. If the Company’s availability under the 2005 Credit Facility falls below $35 million, it will be obligated to maintain a fixed charge coverage ratio, calculated as provided in the 2005 Credit Agreement using adjusted EBITDA as defined in the 2005 Credit Agreement, of not less than 1.1 to 1.

At December 31, 2006, the Company had borrowings outstanding under the LIBOR option and 30-day, 60-day and 90-day LIBOR rates were approximately 5.4%. For the year ended December 31, 2006 and December 31, 2005, the weighted average interest rate on our revolving credit facility was 6.5% and 5.8%. In 2006, the Company paid total unused facility fees of $0.4 million.

In fiscal year 2005, the Company paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheet. Unamortized debt issuance costs were $1.6 million and $2.0 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and December 31, 2005, net available capacity under the 2005 Credit Agreement was $115.4 million and $67.0 million, respectively, and the Company was in compliance with all of the covenants under the 2005 Credit Agreement. During 2006 and 2005, the maximum amount of borrowing was $126.8 million and $68.3 million and the maximum amount outstanding under letters of credit facilities were $55.0 and $51.9 million, respectively. The balance outstanding under the 2005 Credit Facility has been classified as long-term debt because the facility expires on October 12, 2010.

Our long-term debt and outstanding letters of credit as of the dates below were as follows (in millions):

	December 31, 2006	December 31, 2005
Revolving credit facility (long-term)	$78.0	$59.6

Total long-term debt, net of current portion	$78.0	$59.6

Letters of credit outstanding	$42.3	$51.9

Contractual Obligations and Commitments

Contractual Obligations. The following table presents information regarding our contractual obligations that exist as of December 31, 2006:

(in millions)	Total	2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt(1)	$78.0	$—	$—	$—	$78.0	$—	$—
Purchase obligations(2)	2.5	2.5	—	—	—	—	—
Letters of credit	42.3	42.3	—	—	—	—	—
Operating leases	147.9	21.2	18.1	15.9	14.4	12.2	66.1

Total contractual obligations	$270.7	$66.0	$18.1	$15.9	$92.4	$12.2	$66.1

(1)	Exclusively LIBOR borrowings under the 2005 Revolving Credit Facility. Does not include interest costs associated with the Revolving Credit Facility which had a rate of 5.4% as of December 31, 2006.
(2)	Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As of December 31, 2006, $2.5 million represents estimated transportation equipment purchase commitments.

Off-Balance Sheet Arrangements

Letter of Credit Commitments. As of December 31, 2006, our standby letters of credit issued under our 2005 Credit Facility were $42.3 million, related primarily to casualty insurance and tax obligations. All of the standby letters of credit expire in 2007. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit as required by business needs. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.

Trust Guarantees. We guaranteed certain obligations of the PCT and RCT set up pursuant to the Plan for the benefit of Fleming’s former creditors. On September 11, 2006 we were released without cost from our obligations under the RCT. On January 25, 2007 we were released without cost from our obligations under the PCT.

Operating Leases. The majority of our sales offices, warehouse facilities, and trucks are subject to lease agreements which expire at various dates through 2017 (excluding renewal options). These leases generally require us to maintain, insure, and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost, and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $7 million based on current estimates. The amount of capital expenditure would vary depending on the timing of any exercise of such puts and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost to the Company.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates used and are more fully explained in Note 2—Summary of Significant Accounting Policies. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, inventories, vendor incentives, income taxes, and self-insurance obligations. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.

We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for losses we estimate will arise from our customer’s inability to make required payments. We evaluate the collectibility of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

Inventories

Our United States inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using producer price indices (PPI’s) as published by the United States Department of Labor. PPI’s are updated by the Department of Labor on a lag basis for manufacturer price increases or decreases implemented after the initial PPI has been published for a given month. When we are aware of material price increases or decreases from manufacturers we will estimate the PPI for the respective period in order to more accurately reflect inflation rates. The PPI’s are applied to inventory which is grouped by merchandise having similar characteristics. Under the LIFO method, current costs of goods sold are matched against current sales. Historically, increases in the cost of products such as cigarettes and tobacco resulted from cost increases by the manufacturers and increases in federal and state excise taxes. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO expense), while lower costs are retained in inventories. To the extent inventories or prices decline significantly at the end of any period where there have been increasing prices in previous periods, under LIFO some older and potentially lower priced inventory is considered as having been sold, resulting in a lower cost of goods sold compared to current prices, and increased current gross profit (LIFO income).

We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on hand and historical experience.

Vendor Incentives

Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives, slotting allowances, racking, and other promotional reimbursements from suppliers are recorded as reductions to cost of goods sold to the extent the vendor consideration exceeds the expenses relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentives and merchandising promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Income Taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized.

Our income tax returns may be subject to audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

For periods ending prior to emergence from bankruptcy, the Predecessor Company’s financial statements were prepared on a carve-out basis. For financial reporting purposes, the provision for income taxes was computed based on a stand-alone, separate-return basis. However, Core-Mark’s operating results were included in Fleming’s consolidated United States income tax return and consolidated, combined or unitary state income tax returns and in tax returns of the Canadian operations. Deferred tax asset and liability accounts were adjusted to their realizable values in connection with fresh-start accounting. Prior to emergence the Company had a valuation allowance of $4.2 million, related primarily to limitations on net operating loss carry-forwards, which was utilized as part of the applicable fresh-start accounting tax adjustments. As of December 31, 2006, the Company had a valuation allowance of $2.3 million related to foreign tax credits, which will expire in 2014 and 2016.

Claim Liabilities and Insurance Recoverables.

We maintain reserves related to health and welfare, workers’ compensation and auto liability programs that are principally self-insured. The reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on management’s assessment of potential liability which considered independent actuarial analyses or other acceptable methods using available information with respect to pending claims, historical experience and current cost trends. Claims activity, and resultant requirements, will fluctuate based on incurrence of claims and related health care costs required to satisfy these claims.

Pension Liabilities.

We maintain a pension plan and post-retirement benefit plan which has been “frozen” such that no additional employees can be accepted into it, for certain employees and former employees of Core-Mark. Pursuant to the Plan, we also maintain three pension plans for certain former Fleming employees. The pension costs and other post-retirement benefit costs charged to operations are determined based on management’s assessment, which considered annual valuations by an independent actuary. Included in the actuarial calculation is an assumed return on plan assets based on a weighted-average expected rate of return developed using historical returns for each major class of pension plan assets.

We select the assumed discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. (See Note 14—Employee Benefit Plans).

Stock-based Compensation.

We expense stock-based compensation using the fair value method as permitted by SFAS No. 123R, Share-Based Payment. We determine the fair value of such awards using the Black-Scholes option pricing model which requires the use of certain assumptions such as risk free interest rate and expected-life and volatility in order to arrive at a fair value estimate.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. We adopted SFAS 158 in the fourth quarter of fiscal 2006. Information on employee benefit pension plans and SFAS 158 disclosure is set forth in Note 14, Employee Benefit Plans.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC recommends quantifying errors using both a balance sheet and an income statement approach for purposes of materiality assessments. The guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements for the year ended December 31, 2006.

In June, 2006, the FASB issued Financial Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, we will adopt the provisions of FIN No. 48 in the first quarter of 2007.

Based on an assessment of our uncertain income tax positions as required under FIN No. 48, we identified one significant position relating to the reorganization of the Company in 2004 that could have a material impact on our financial statements. We continue to assess and evaluate the financial impact associated with this unrecognized tax position. We anticipate that the impact will be recognized in our financial statements upon adoption of FIN No. 48 as an increase in Additional Paid-in Capital with a corresponding change in current or deferred tax balances. In tandem, we continue to review and assess our other tax positions under the guidance of FIN No. 48 and we are unable to make a reasonable estimate of the impact, if any, with respect to these other tax positions as of the date of this report.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. At December 31, 2006, variable rate debt represented all of our total debt. Depending upon the borrowing option chosen, the variable rate debt is generally based upon LIBOR or the prime rate plus an applicable margin. If interest rates on existing variable rate debt increased 64 basis points (which approximates 10% of the weighted average interest rate on our variable rate debt), our results from operations and cash flows would not be materially affected.

We conduct business in Canada. However, changes in the Canadian/United States exchange rate had no material impact on the overall results of the Canadian operations, as virtually all revenues and expenses of such operations are Canadian dollar based. To the extent that funds are moved to or from Canada, we would be exposed to fluctuations in the Canadian/United States exchange rate. The Canadian/United States exchange rate based on the noon rate used for balance sheet translation was 1.1653, 1.1659, 1.2062, and 1.2977 as of December 31, 2006, December 31, 2005, December 31, 2004, and August 23, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial statements

A. Audited Financial Statements

• Reports of Independent Registered Public Accounting Firms	44

• Consolidated Balance Sheets	47
Successor Company—at December 31, 2006 and December 31, 2005

• Consolidated Statements of Operations	48
Successor Company—for the Year ended December 31, 2006, December 31, 2005 and for the period from August 23, 2004 through December 31, 2004
Predecessor Company—for the period from January 1, 2004 through August 22, 2004

• Consolidated Statements of Stockholders’ Equity and Comprehensive Income	49
Successor Company—for the Year ended December 31, 2006, December 31, 2005 and for the period from August 23, 2004 through December 31, 2004
Predecessor Company—for the period from January 1, 2004 through August 22, 2004

• Consolidated Statements of Cash Flows	50
Successor Company— for the Year ended December 31, 2006, December 31, 2005 and for the period from August 23, 2004 through December 31, 2004
Predecessor Company—for the period from January 1, 2004 through August 22, 2004

• Notes to Consolidated Financial Statements	51

2. Financial Statement Schedules

• Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Core-Mark Holding Company, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of Core-Mark Holding Co., Inc. and Subsidiaries for period from January 1, 2004 through August 22, 2004. Our audit also includes the financial statement schedule, Schedule II—Valuation and Qualifying Accounts for the period from January 1, 2004 through August 22, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Core-Mark Holding Co., Inc. and Subsidiaries referred to above present fairly, in all material respects the results of their operations and their cash flows for the period from January 1, 2004 through August 22, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the period from January 1, 2004 through August 22, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

San Francisco, California

September 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Core-Mark Holding Company, Inc. and its subsidiaries (Successor Company) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from August 23, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 43 presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2005 and for the period from August 23, 2004 to December 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.

South San Francisco, California

We have audited the accompanying consolidated balance sheet of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) at December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 8 (a) (2) for the year ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share based payment arrangements to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As discussed in Note 14 to the consolidated financial statements, on December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and a qualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte and Touche LLP

San Francisco, California

March 15, 2007

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Successor Company
	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19.9	$30.0
Restricted cash	9.3	10.8
Accounts receivable, net of allowance for doubtful accounts of $4.0 and $6.5 respectively	149.4	128.6
Other receivables, net	35.7	27.2
Inventories, net	219.4	199.7
Deposits and prepayments	17.0	18.6

Total current assets	450.7	414.9

Property and equipment, net	55.0	40.9
Deferred income taxes	—	2.1
Goodwill	2.9	—
Other non-current assets, net	47.0	52.5

Total assets	$555.6	$510.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51.6	$46.3
Book overdrafts	15.5	20.2
Cigarette and tobacco taxes payable	67.2	64.0
Accrued liabilities	56.0	59.3
Income taxes payable	6.9	6.0
Deferred income taxes	14.4	13.3

Total current liabilities	211.6	209.1

Long-term debt, net	78.0	59.6
Other tax liabilities	3.6	3.9
Claims liabilities, net of current portion	37.5	41.0
Pension liabilities	9.2	12.2

Total liabilities	339.9	325.8

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 10,208,292 and 9,809,929 shares issued and outstanding at December 31, 2006 and December 31, 2005)	0.1	0.1
Additional paid-in capital	175.5	166.1
Retained earnings	40.2	19.6
Accumulated other comprehensive loss	(0.1)	(1.2)

Total stockholders’ equity	215.7	184.6

Total liabilities and stockholders’ equity	$555.6	$510.4

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Net sales	$5,314.4	$4,891.1	$1,549.3	$2,673.1
Cost of goods sold	5,016.7	4,620.1	1,458.4	2,523.3

Gross profit	297.7	271.0	90.9	149.8

Warehousing and distribution expenses	151.1	135.7	42.6	78.7
Selling, general and administrative expenses	106.6	90.0	34.9	59.3
Amortization of intangible assets	1.5	1.3	0.4	—

Total operating expenses	259.2	227.0	77.9	138.0

Income from operations	38.5	44.0	13.0	11.8
Interest expense	4.9	11.1	5.1	5.0
Interest (income)	(1.1)	(1.1)	(0.3)	(0.6)
Foreign currency transaction (gains) losses, net	0.3	0.9	(2.4)	—
Loss on early extinguishment of debt	—	6.2	—	—
Reorganization items, net	—	—	0.8	(70.0)
Amortization of debt issuance costs	0.4	1.0	0.4	—

Income before income taxes	34.0	25.9	9.4	77.4
Provision for income taxes	13.4	11.6	4.1	26.7

Net income	$20.6	$14.3	$5.3	$50.7

Basic income per common share	$2.05	$1.46	$0.54	$5.17

Diluted income per common share	$1.87	$1.37	$0.54	$5.17

Basic weighted average shares	10.0	9.8	9.8	9.8
Diluted weighted average shares	11.0	10.5	9.8	9.8

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
Predecessor Company
Balance, December 31, 2003	—	$—	$462.0	$(245.0)	$1.7	$218.7	$—
Net income	—	—	—	50.7	—	50.7	50.7
Net distributions to Fleming Companies, Inc.	—	—	55.0	—	—	55.0	—
Minimum pension liability adjustment, net of taxes of $0.7	—	—	—	—	(1.1)	(1.1)	(1.1)
Foreign currency translation adjustment	—	—	—	—	(0.5)	(0.5)	(0.5)

Total comprehensive income							$49.1

Balance prior to application of fresh-start accounting	—	—	517.0	(194.3)	0.1	322.8
Reorganization and fresh-start accounting adjustments (See Note 9—Reorganization Items, Net	9.8	0.1	(355.8)	194.3	(0.1)	(161.5)

Balance, August 23, 2004	9.8	$0.1	$161.2	$—	$—	$161.3

Successor Company
Balance, August 23, 2004	9.8	$0.1	$161.2	$—	$—	$161.3	$—
Net income	—	—	—	5.3	—	5.3	5.3
Amortization of deferred stock-based compensation	—	—	0.9	—	—	0.9	—
Minimum pension liability adjustment, net of taxes of $0.6	—	—	—	—	(0.9)	(0.9)	(0.9)
Foreign currency translation adjustment	—	—	—	—	—	—	—

Total comprehensive income							$4.4

Balance, December 31, 2004	9.8	0.1	162.1	5.3	(0.9)	166.6	—
Net income	—	—	—	14.3	—	14.3	14.3
Amortization of deferred stock based compensation	—	—	4.0	—	—	4.0	—
Minimum pension liability adjustment, net of taxes of $0.3	—	—	—	—	(0.4)	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1	0.1

Total comprehensive income							$14.0

Balance, December 31, 2005	9.8	$0.1	$166.1	$19.6	$(1.2)	$184.6
Net income	—	—	—	20.6	—	20.6	20.6
Amortization of stock based compensation	—	—	4.4	—	—	4.4	—
Cash proceeds from exercise of common stock	—	—	3.2	—	—	3.2	—
Minimum pension liability adjustment, net of taxes of $0.9	—	—	—	—	1.3	1.3	1.3
SFAS No. 158 adoption adjustment, net of taxes of $0.3	—	—	—	—	(0.4)	(0.4)	—
Excess tax deductions associated with common stock	—	—	1.8	—	—	1.8	—
Issuance of stock-based instruments	0.4	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	0.2	0.2	0.2

Total comprehensive income							$22.1

Balance, December 31, 2006	10.2	$0.1	$175.5	$40.2	$(0.1)	$215.7

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Cash flows from operating activities:
Net income	$20.6	$14.3	$5.3	$50.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	3.7	7.5	1.9	2.7
Fresh-start accounting adjustments, net	—	—	—	(81.3)
Amortization of stock-based compensation expense	4.4	4.0	0.9	—
Bad debt reserves, net	(1.2)	(0.3)	1.4	5.7
Depreciation and amortization	13.6	13.5	4.7	7.0
Loss on early extinguishment of debt	—	4.4	—	—
Foreign currency transaction (gains) losses, net	0.3	0.9	(2.4)	—
Deferred income taxes	3.2	(2.7)	(7.2)	21.7
Changes in operating assets and liabilities:
Accounts receivable	(1.5)	5.1	1.1	(6.4)
Other receivables	(4.9)	8.3	18.5	9.7
Inventories	(3.3)	(19.5)	(48.4)	47.8
Deposits, prepayments and other non-current assets	5.7	(6.1)	13.8	(22.8)
Accounts payable	4.9	4.4	18.9	11.2
Cigarette and tobacco taxes payable	2.7	13.6	0.2	(1.1)
Liabilities subject to compromise	—	—	—	(55.6)
Pension, claims and other accrued liabilities and income taxes payable	(10.7)	(13.9)	8.7	(7.4)

Net cash provided by (used in) operating activities	37.5	33.5	17.4	(18.1)

Cash flows from investing activities:
Restricted cash	1.5	1.7	14.5	(6.7)
Acquisition of business, net of cash acquired	(55.5)	—	—	—
Additions to property and equipment, net	(12.8)	(6.6)	(5.7)	(6.4)
Proceeds from sale of fixed assets	0.2	—	—	—

Net cash provided by (used in) investing activities	(66.6)	(4.9)	8.8	(13.1)

Cash flows from financing activities:
Proceeds from emergence financing	—	—	—	120.5
Net cash distributed to Trusts upon emergence	—	—	—	(139.6)
Net capital distributions from/to Fleming	—	—	—	55.0
Borrowings under 2005 credit facility, net	18.4	59.6	—	—
Payments under 2004 credit facility, net	—	(45.0)	(41.4)	—
Principal payments on long-term debt	—	(35.5)	—	—
Cash proceeds from exercise of common stock options	3.2	—	—	—
Excess tax deductions associated with stock-based compensation	1.8	—	—	—
Changes in debt issuance costs	—	(2.1)	—	(3.8)
Increase (decrease) in book overdrafts	(4.7)	(0.5)	5.0	3.0

Net cash (used in) provided by financing activities	18.7	(23.5)	(36.4)	35.1

Effects of changes in foreign exchange rates	0.3	(1.3)	1.9	(0.5)

(Decrease) increase in cash and cash equivalents	(10.1)	3.8	(8.3)	3.4
Cash and cash equivalents, beginning of period	30.0	26.2	34.5	31.1

Cash and cash equivalents, end of period	$19.9	$30.0	$26.2	$34.5

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$8.2	$21.4	$4.0	$0.3
Interest paid	$5.5	$11.5	$1.9	$0.3
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$—	$—	$0.5	$1.6
Pre-petition claim payments	$—	$—	$—	$54.9
Non-cash transactions	$—	$—	$—	$1.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary Company Information

Nature of Operations

Core-Mark Holdings, Inc. (Core-Mark), a Delaware corporation, and subsidiaries (the “Company”), is one of the leading broad-line, full service wholesale distributors of packaged consumer products to the convenience retail industry in the United States and Canada, with revenues generated from the sale of cigarettes, tobacco products, candy, snacks, fast food, fresh products, groceries, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. The Company’s principal customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products. Core-Mark’s origin dates back to 1888, when Glaser Bros., a family owned and operated candy and tobacco distribution business, was founded in San Francisco.

Company Background

In June 2002, Fleming Companies, Inc., or Fleming, acquired Core-Mark International, Inc., or Core-Mark, the Company’s operating subsidiary. On April 1, 2003, Fleming filed for protection under Chapter 11 of the United States Bankruptcy Code. Core-Mark was included in the Chapter 11 proceedings. Fleming’s plan of reorganization, or the Plan, which became effective on August 23, 2004, provided for the reorganization of certain of Fleming’s convenience operations and subsidiaries around Core-Mark. In connection with Fleming’s bankruptcy three of Fleming’s convenience distribution centers were fully integrated into Core-Mark’s operations.

The Company guaranteed certain obligations of two trusts set up pursuant to the Plan for the benefit of Fleming’s former creditors. On September 11, 2006 the Company was released without cost from its obligations under the Reclamation Creditors’ Trust (RCT). On January 25, 2007 the Company was released without cost from its obligations under the Post Confirmation Trust (PCT).

On August 23, 2004, Core-Mark reflected the terms of the Plan in its consolidated financial statements applying the terms of the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) with respect to financial reporting upon emergence from bankruptcy. Financial periods occurring before August 23, 2004 are referred to as related to the Predecessor Company; those occurring after August 22, 2004 are referred to as related to the Successor Company.

2.    Organization and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated.

The Company also evaluates its relationships to identify any variable interest entities in which it may not have a majority or voting interest but with which it may be required to consolidate because it is deemed to be the primary beneficiary of that entity. As of December 31, 2006, the Company was not a party to such a relationship.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Excise Taxes

Excise taxes on cigarettes are a significant component of our net sales and our cost of sales. In 2006, approximately 25% of our net sales and 26% of our cost of sales represented excise taxes.

Foreign Currency Translation

The assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated at exchange rates in effect at period-end. Income and expenses are translated at average rates for the period. Adjustments resulting from such translation are presented as foreign currency translation adjustments net of applicable income taxes and are included in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company recognizes the gain or loss on foreign currency exchange transactions net of applicable income taxes in the consolidated statement of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by Canadian provincial taxing authorities. As of December 31, 2006 and 2005, the Company had cash book overdrafts of $15.5 million and $20.2 million, respectively, reflecting issued checks that have not cleared through its banking system in the ordinary course of business, in accounts payable. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under its line of credit.

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

Risks and Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument. The Company pursues amounts and incentives due from its vendors, and in the normal course of business, is often allowed to deduct these amounts and incentives from payments made by the Company to such vendors.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. For 2006 and 2005 cigarette product purchases were approximately 25% and 26% respectively, from Philip Morris USA, Inc. and approximately 15% for both years from R.J. Reynolds Tobacco Company.

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

Other Receivables

Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned, as well as net vendor receivables relating to vendor deductions and disputed payments related to the Fleming bankruptcy. The Company evaluates the collectibility of amounts due from vendors and determines the appropriate allowance for doubtful accounts due from vendors based on historical experience and on a review of specific amounts outstanding. While management believes that such allowances are adequate, these estimates could change in the future depending upon management’s ability to collect these vendor receivables.

Inventories

Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products, and related consumable products held for re-sale and are valued at the lower of cost or market. In the United States cost is primarily determined on a last–in, first–out (LIFO) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first–in, first–out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those terms will be exercised. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

The Company has determined the following useful lives for its fixed assets:

Useful life in years
Delivery equipment	4 to 10
Office furniture and equipment	3 to 10
Warehouse equipment	3 to 15
Leasehold improvements	4 to 18
Buildings	25

Impairment of Long-lived Assets

The Company evaluates long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset group’s carrying value over the estimated remaining useful life of the primary assets. Impairment is measured as the difference between carrying value and fair value. Fair value is based on appraised value or estimated sales value, similar assets in recent transactions, or discounted cash flows. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2006, the Company recorded approximately $0.3 million in asset impairment expenses related to assets identified for abandonment as a result of facility closures and facility relocation.

Goodwill and Intangible Assets

The Company reviews its goodwill for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets on an annual basis or whenever significant events or changes occur in its business. The reviews are performed at the operating division level, which comprise the Company’s reporting units. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Based on the impairment tests performed there was no impairment of Goodwill in 2006. There can be no assurance that future goodwill tests will not result in a charge to earnings. The Company does not amortize those intangible assets that have been determined to have indefinite useful lives. Information on other intangible assets is set forth in Note 5, Other Balance Sheet Accounts Detail.

Debt Issuance Costs

In accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, debt issuance costs have been deferred and are being amortized over the five-year term of the related debt agreement using the effective interest method. Debt issuance costs are included in other non-current assets, net on the accompanying consolidated balance sheets.

Claims Liabilities and Insurance Recoverables

Pursuant to FASB Interpretation No. 39 (FIN No. 39) Offsetting of Amounts Related to Certain Contracts, the Company’s claims liabilities and the related recoverables from its insurance carriers for estimated claims in

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of off-set. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. As of December 31, 2006, the Company had liabilities for workers’ compensation, auto and general liability related to both Core-Mark and Fleming self-insurance obligations of $37.5 million long-term and $12.1 million short-term.

The Company maintains reserves related to health and welfare, workers’ compensation and auto liability programs that are principally self-insured. The Company has a per-claim ceiling of $500,000 for its workers’ compensation and auto liability self-insurance programs and a per-claim limit of $200,000 for its health and welfare program. The Company has purchased insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation and auto liability insurance are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.

Carve-out Accounting

The Predecessor Company’s consolidated financial statements for the period ended August 22, 2004 included herein are presented on a carve-out basis and do not reflect what the consolidated results of operations, financial position, and cash flows of Core-Mark and its subsidiaries would have been had Core-Mark been a separate stand-alone entity during all of the periods presented. Staff Accounting Bulletin Topic 1.B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity (Topic 1.B) requires that financial statements prepared on a carve-out basis include costs incurred by the parent company on behalf of the carved out entity. Core-Mark has maintained its own independent systems and infrastructure and did not rely on Fleming for any significant administrative, management or other services. However, estimated costs incurred by Fleming and allocated to Core-Mark are as follows (in millions):

Predecessor Company
Period from January 1 through August 22, 2004
Insurance, investor relations, legal, Board of Directors and other	$0.5
Imputed interest	4.1

Total	$4.6

In accordance with the carve-out accounting provisions of Topic 1.B, from June 17, 2002 until emergence from bankruptcy on August 23, 2004, net interest expense includes amounts imputed to reflect a charge from Fleming to the Company for interest on debt incurred by Fleming pursuant to its acquisition of CMI. Imputed interest was $4.1 million for the period from January 1 to August 22, 2004. The average rate was 7.7%.

Revenue Recognition

The Company recognizes revenue at the point at which the product is delivered and title passes to the customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated returns. The allowance for sales returns is calculated on the Company’s returns experience which has historically not been significant. The Company also earns management services fee revenue from operating third party distribution centers belonging to certain of the Company’s customers. Such revenue is recognized as earned on a monthly basis in accordance with the terms of the management services fee contracts and is included in net sales on the accompanying consolidated statements of operations.

Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Pension Costs and Other Post-retirement Benefit Costs

In accordance with SFAS No. 132R, Employers Accounting for Pensions and Other Postretirement Benefits, which amends FAS 87, 88 and 106, pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. In addition, in September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In accordance with SFAS No. 158, the Company recognizes in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measures a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognizes changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. (See Note 14—Employee Benefit Plans).

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

Our income tax returns may be subject to audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to emergence from bankruptcy, the Predecessor Company’s financial statements were prepared on a carve-out basis. For financial reporting purposes, the provision for income taxes was computed based on a stand-alone, separate-return basis. However, Core-Mark’s operating results were included in Fleming’s consolidated United States income tax return and consolidated, combined or unitary state income tax returns and in tax returns of the Canadian operations. Upon emergence, deferred tax asset and liability accounts were provided for in accordance with SFAS No. 109 and SOP 90-7.

Stock-based Compensation

Effective January 1, 2006, the Company expenses stock-based compensation using the fair value method as required by SFAS No. 123R, Share-Based Payment. (See Note 13—Stock-Based Compensation Plans.)

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assume the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional footnote disclosures will also be required. As required, the Company adopted SFAS 158 as of December 31, 2006. Information on employee benefit pension plans and SFAS 158 disclosure is set forth in Note 14, Employee Benefit Plans.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC recommends quantifying errors using both a balance sheet and an income statement approach for purposes of materiality assessments. The guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements as of December 31, 2006.

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is only permitted at the beginning of a company’s fiscal year, provided that interim financial statements for that fiscal year have not yet been issued. As a result, the Company will adopt the provisions of FIN No. 48 in the first quarter of 2007.

Based on an assessment of the Company’s uncertain income tax positions as required under Fin No. 48, the Company has identified one significant position relating to the reorganization of the Company in 2004 that could have a material impact on the Company’s financial statements. The Company will continue to assess and evaluate the financial impact associated with this unrecognized tax position. It is anticipated that the impact will be recognized in the Company’s financial statements upon adoption of FIN No. 48 as an increase in Additional Paid-in Capital with a corresponding change in current or deferred tax balances. In tandem, the Company continues to review and assess other tax positions under the guidance of Fin No. 48 and it is unable to make a reasonable estimate of the impact, if any, with respect to these other tax positions as of the date of this report.

3.    Asset Acquisition of Klein Candy Co. L.P.

On June 19, 2006, the Company completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (the Pennsylvania division or Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million. The Company acquired Klein, to help build a national distribution capacity by expanding its presence into the Eastern United States and funded the transaction under its existing $250 million Revolving Credit Facility.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price of Klein was based on the estimated fair values of the assets acquired and liabilities assumed as of June 19, 2006. Subsequently, the Company identified certain adjustments which impacted the purchase price allocation, the majority of which related to a $0.3 million accrual due to Core-Mark’s assuming a pre-acquisition obligation for vacation liabilities to eligible Klein employees who were subsequently hired by Core-Mark. Additionally, the Company recorded an increase to the value of acquired assets of $0.1 and $0.6 million during the third and fourth quarters of 2006, respectively.

Operating results for the Pennsylvania division are included in the consolidated statements of operations from the date of acquisition and the acquired Klein assets and liabilities are included in the balance sheet as of December 31, 2006.

The following table details the adjusted purchase price allocation and the relevant adjustments:

in millions	Initial Purchase Price Allocation	Adjustments during the three months ended September 30, 2006	Adjustments during the three months ended December 31, 2006	Adjusted Purchase Price Allocation
Cash	$2.5		$0.3	$2.8
Receivables	21.2	$0.1	0.2	21.5
Inventory	19.6		0.1	19.7
Other assets	1.3			1.3
Fixed assets, net	1.8			1.8
Land and buildings	7.9			7.9
Identifiable intangibles	0.7			0.7
Non-compete agreements	0.6			0.6
Goodwill	3.1	0.2	(0.4)	2.9
Accrued liabilities	(0.4)	(0.3)	(0.2)	(0.9)

Total Purchase price	$58.3	$0.0	$0.0	$58.3

The following pro forma consolidated results of operations assume that the Klein acquisition was completed as of January 1 for the periods shown below (dollars in millions, except per share amounts):

	Year Ended
	December 31, 2006	December 31, 2005
Net sales	$5,656.7	$5,737.9
Net income	$19.7	$11.5
Basic earnings per common share	$1.96	$1.17
Diluted earnings per common share	$1.79	$1.10

The pro forma net sales for the year ended December 31, 2006 and 2005 include the historical results of the Company and Klein combined. However, on the acquisition date, the Company acquired only certain assets and certain liabilities of Klein. Additionally, the combined Company does not service all of Klein’s former customers. As a result, the net sales and corresponding expenses of the Pennsylvania division under the Company’s management are significantly lower than those reflected in the pro forma consolidated results.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Victoria / Vancouver Facility Consolidation

During the third quarter of 2006, the Company adopted a plan to consolidate the business operations of its Victoria and Vancouver, British Columbia distribution centers in order to reduce operating costs and improve service to customers. The facility consolidation plan included closing the Victoria facility, consolidating the majority of the Victoria operations to the nearby Vancouver distribution center and terminating a number of the Victoria employees. The Company expects to continue to service all Victoria customers and maintain distribution of all Victoria product lines without interruption. As part of the plan the Company will maintain a Victoria sales office.

The Company ceased operations at the Victoria facility on October 20, 2006 and terminated the majority of the facility employees on October 27, 2006. The 22 terminated employees served in the warehouse, distribution, sales and administrative functions. Total expenses related to the facility consolidation are estimated to be approximately $0.6 million. During 2006, the Company recorded expenses of approximately $0.5 million for severance, benefits and facility consolidation costs. The Company wrote off approximately $0.1 million related to assets which were abandoned as a result of the facility consolidation. As of December 31, 2006, the liability outstanding for the Victoria facility consolidation was $0.1 million. As of December 31, 2006, the Company expected to record additional costs associated with the facility consolidation of less than $0.1 million. The facility closure costs are included in the consolidated statement of operations in the line item selling, general and administrative expenses.

The table below captures the severance and benefits and facility consolidation costs recorded as of December 31, 2006 for the Victoria/Vancouver facility consolidation:

	December 31, 2005	Charges	Reduction	December 31, 2006
Severance and benefit costs	$—	$0.3	$(0.2)	$0.1
Facility consolidation costs	—	0.2	(0.2)	—

Total	$—	$0.5	$(0.4)	$0.1

Asset write offs		$0.1

5.    Other Balance Sheet Accounts Detail

Allowance for Doubtful Accounts, Accounts Receivable

The changes in the allowance for doubtful accounts due from customers consist of the following during the following periods (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Balance, beginning of period	$6.5	$7.5	$7.0	$5.6
Net additions charged to operations	0.4	0.9	2.2	2.8
Less: Write-offs and adjustments	(2.9)	(1.9)	(1.7)	(1.4)

Balance, end of period	$4.0	$6.5	$7.5	$7.0

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Receivables, Net

Other receivables, net consist of the following (in millions):

	December 31, 2006	December 31, 2005
Vendor receivables, net	$26.8	$19.8
Insurance recoverables, current	5.0	4.3
Other	3.9	3.1

Total	$35.7	$27.2

The allowance for doubtful accounts due from vendors was $1.0 million and $2.3 million as of December 31, 2006 and December 31, 2005, respectively.

Deposits and Prepayments

Deposits and prepayments consist of the following (in millions):

	December 31, 2006	December 31, 2005
Deposits	$2.7	$5.1
Prepayments	14.3	13.5

Total	$17.0	$18.6

The Company’s deposits and prepayments include deposits related to workers’ compensation claims, prepayments relating to insurance policies, prepaid rent and rental deposits and up front consideration to customers.

Other Non-Current Assets, Net

Other non-current assets, net consist of the following (in millions):

	December 31, 2006	December 31, 2005
Internally developed and other software, net	$5.0	$5.4
Insurance recoverables, net of current portion	24.9	26.1
Debt issuance costs, net	1.6	2.0
Insurance deposits, net of current portion	10.3	16.2
Amortizable intangibles	1.1	—
Other non-current assets	4.1	2.8

Total	$47.0	$52.5

Intangible and Long-Lived Assets. Internally developed software with an eight-year life was $4.2 million and $5.0 million, net of accumulated amortization as of December 31, 2006 and 2005, respectively. In addition, other non-current assets included other purchased software with an average life of one to three years which amounted to $0.8 million and $0.4 million as of December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the Company recorded $1.1 million of amortizable intangible assets related to Klein

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. The amortization of intangible assets recorded in the Consolidated Statement of Operations as of December 31, 2006 and December 31, 2005 was $1.5 million and $1.3 million, respectively.

The Company reviews its intangible and long-lived assets for potential impairment at least annually, based on projected undiscounted cash flows associated with these assets. Long-lived and intangible assets may also be included in impairment testing when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of those assets.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31, 2006	December 31, 2005
Accrued payroll, retirement, and other benefits	$13.8	$13.4
Claims liabilities, current	12.5	17.8
Other accrued expenses	22.6	23.0
Accrued customer incentives payable	7.1	5.1

Total	$56.0	$59.3

The Company’s accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(K) benefit matching and the current portion of pension and post-retirement benefit obligations. The Company’s other accrued expenses include Canadian goods and services taxes, legal expenses, interest and other miscellaneous accruals.

6.    Inventories

Inventories consist of the following (in millions):

	December 31, 2006	December 31, 2005
Inventories at FIFO, net of reserves	$231.6	$209.0
Less: LIFO reserve	(12.2)	(9.3)

Inventories at LIFO	$219.4	$199.7

For the years ended December 31, 2006 and December 31, 2005, the Company did not in the aggregate liquidate LIFO inventory quantities.

The Company provides inventory valuation reductions for spoiled, aged and unrecoverable inventory based on amounts on hand and historical shrinkage experience. This reserve was $1.2 million as of December 31, 2006 and 2005, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment

Property and equipment consist of the following (in millions):

	December 31, 2006	December 31, 2005
Delivery, warehouse and office equipment	$54.8	$40.8
Leasehold improvements	9.8	8.7
Land and Building	10.6	2.2

	75.2	51.7
Accumulated depreciation and amortization	(20.2)	(10.8)

Total	$55.0	$40.9

For 2006, 2005 and for the periods from August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004, depreciation and amortization expenses related to property and equipment were $9.5 million, $8.3 million, $2.8 million and $5.7 million, respectively.

8.    Long-Term Debt

In October 2005, the Company entered into a $250 million five-year revolving credit facility which we refer to as the 2005 Credit Facility. The 2005 Credit Facility provides significantly more favorable credit terms than those of the previous credit facility.

All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period). The 2005 Credit Facility provides for up to $250 million in revolving loans, of which $160 million is available as letters of credit and up to C$110 million is available in Canadian dollars. Borrowing under the 2005 Credit Facility is subject to a formula based on eligible accounts receivable, eligible inventory, certain equipment and certain unrestricted cash balances, less certain reserves (the 2005 Credit Facility Borrowing Base), which may limit the amount of revolving loans and letters of credit available. The administrative agent under the 2005 Credit Facility also has the right, under certain circumstances, to establish additional reserves against the commitment under the 2005 Credit Facility.

At the Company’s option, interest rates on the United States revolving loans under the 2005 Credit Facility are based on LIBOR plus an applicable margin, or on an alternate base rate equal to the higher of the prime rate or the federal funds rate plus 0.50%. There is no additional margin on alternate base rate advances. Loans made in Canadian Dollars bear interest at either a rate based on the Canadian deposit offered rate (CDOR), which is equal to the rate quoted on the publicly available CDOR screen plus 0.10%, plus an applicable margin or at a Canadian base rate equal to the greater of the Canadian prime rate or the CDOR rate plus 1%. The applicable margin on LIBOR-based loans and CDOR-based loans may range from 1.00% to 1.75% depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility, and was initially set at 1.50%. Interest is payable monthly, or if the Company elects LIBOR or CDOR, at the expiration of each LIBOR or CDOR period, which is one, two, three or six months, as the Company may elect (except that if the Company elects a LIBOR or CDOR period of six months, interest is payable at the end of the third and sixth months). The Company is subject to an unused facility fee that may range from 0.25% to 0.30% of the unused portion of the 2005 Credit Facility depending on the Company’s adjusted EBITDA as defined in the 2005 Credit Facility.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement for the 2005 Credit Facility (the 2005 Credit Agreement) contains restrictive covenants, including among others limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. If the Company’s availability under the 2005 Credit Facility falls below $35 million, it will be obligated to maintain a fixed charge coverage ratio, calculated as provided in the 2005 Credit Agreement and based on an adjusted EBITDA as defined in the 2005 Credit Agreement, of not less than 1.1 to 1.

At December 31, 2006 the Company borrowed under the LIBOR option and 30-day, 60-day and 90-day LIBOR rates were approximately 5.4%. For the years ended December 31, 2006 and December 31, 2005, the weighted average interest rate on our revolving credit facility was 6.5% and 5.8%. In 2006, the Company paid total unused facility fees of $0.4 million.

In fiscal year 2005, the Company paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheets. Unamortized debt issuance costs were $1.6 million and $2.0 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and December 31, 2005, net available capacity under the 2005 Credit Agreement was $115.4 million and $67.0 million, respectively, and the Company was in compliance with all of the covenants under the 2005 Credit Agreement. During 2006 and 2005, the maximum amount of borrowing was $126.8 million and $68.3 million under the revolving credit facility and the maximum amount outstanding under letters of credit facilities were $55.0 and $51.9 million, respectively.

Long-term debt and outstanding letters of credit were as follows (in millions):

	December 31, 2006	December 31, 2005
Revolving credit facility—long term	$78.0	$59.6

Letters of credit outstanding	$42.3	$51.9

9.    Reorganization Items, Net

Reorganization items, net, represent expenses and other adjustments the Company incurred during 2004 as a result of Fleming’s Chapter 11 bankruptcy. Reorganization items, net are presented separately in the accompanying consolidated statements of operations as required by SOP 90-7 and consisted of the following (in millions):

	Successor Company	Predecessor Company
	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Net gain on cancellation of debt	$—	$(66.1)
Revaluation of assets and liabilities	—	(5.8)
Professional fees	0.7	1.6
Other expenses	0.1	0.3

Total	$0.8	$(70.0)

Other reorganization expenses include charges related to former customer proprietary inventory, vendor receivables arising as a result of the bankruptcy deemed uncollectible and other charges.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Purchase Obligations

Purchase agreements and commitments entered into in the ordinary course of business obligate the Company to make future purchases of transportation equipment. As of December 31, 2006, estimated transportation equipment purchase commitments were $2.5 million.

Operating Leases

The Company leases nearly all of its sales and warehouse facilities and tractors, trucks and vans under operating lease agreements expiring at various dates through 2017, excluding renewal options. Rent expense is recorded in accordance with SFAS No. 13, Accounting for Leases, on a straight-line basis over the term of the lease including available renewal options terms if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company’s management expects the operating leases that expire will be renewed or replaced in the normal course of the Company’s business.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2006:

Year Ending December 31,	(in millions)
2007	$21.2
2008	18.1
2009	15.9
2010	14.4
2011	12.2
Thereafter	66.1

$147.9

For 2006, 2005 and for the periods from August 23, 2004 through December 31, 2004 and January 1, 2004 through August 22, 2004, rental expenses for operating leases, including contracted vehicle maintenance costs were $23.9 million, $24.1 million, $7.3 million and $16.5 million, respectively.

Litigation

The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2006, the Company was not involved in any material litigation.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The Company is subject to United States federal, state, local and foreign income taxes. The domestic and foreign components of income from continuing operations before provision for income taxes were as follows (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Domestic	$28.8	$19.5	$4.6	$62.6
Foreign	5.2	6.4	4.8	14.8

	$34.0	$25.9	$9.4	$77.4

The Company’s income tax provision from continuing operations consists of the following (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period through August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Current:
Federal	$7.8	$8.8	$7.5	$4.6
State	1.3	2.4	2.1	1.1
Foreign	1.7	2.8	2.4	—

Total current tax provision	10.8	14.0	12.0	5.7

Deferred:
Federal	2.2	(1.6)	(5.8)	11.8
State	0.7	(0.4)	(1.2)	5.2
Foreign	(0.3)	(0.4)	(0.9)	4.0

Total deferred tax (benefit) provision	2.6	(2.4)	(7.9)	21.0

Income tax provision	$13.4	$11.6	$4.1	$26.7

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax provision differs from the expected income tax provision computed by applying the United States federal statutory corporate income tax rate to income from continuing operations before income taxes as follows (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Expected federal income tax provision at the statutory rate	$11.9	$9.1	$3.3	$27.1
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.3	1.3	0.5	4.1
Exclusion of cancellation of debt income	—	—	—	(1.3)
Effect of foreign operations	(0.3)	(0.4)	(0.8)	4.0
Change in valuation allowances	0.4	1.1	0.7	(4.2)
Adjustment to estimated tax accruals	—	—	—	(2.8)
Other, net	0.1	0.5	0.4	(0.2)

Income tax provision	$13.4	$11.6	$4.1	$26.7

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	Successor Company
	December 31, 2006	December 31, 2005
Deferred tax assets:
Employee benefits, including post-retirement benefits	$14.0	$17.7
Trade and other receivables	1.6	2.7
Goodwill and intangibles	0.5	0.4
Self-insurance reserve	1.5	2.4
Other	2.9	2.8

Subtotal	20.5	26.0
Less: valuation allowance	(2.3)	(1.9)

Net deferred tax assets	18.2	24.1

Deferred tax liabilities:
Inventories	19.6	20.2
Property and equipment	7.8	10.0
Deferred income	1.8	1.9
Other	3.4	3.2

Total deferred tax liabilities	32.6	35.3

Total net deferred tax liabilities	$14.4	$11.2

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax assets and liabilities as presented in the accompanying consolidated balance sheets are as follows (in millions):

	Successor Company
	December 31, 2006	December 31, 2005
Net current deferred tax liabilities	$14.4	$13.3
Net non-current deferred tax assets	—	2.1

Total net deferred tax liabilities	$14.4	$11.2

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

As of December 31, 2006 and December 31, 2005, the Company had a valuation allowance of $2.3 million and $1.9 million, respectively, related to foreign tax credits, which will expire in 2014 and 2016.

The Company’s income tax returns may be subject to audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Deferred tax assets and liabilities as of August 23, 2004 in connection with the application of fresh-start accounting are based on management’s best estimate of the tax filing position as probable of being accepted by the applicable taxing authorities. The Company has taken an alternative position on its tax returns. Based on this alternative tax filing position, the Company has taken deductions on its tax returns that may be challenged by the taxing authorities. Although management believes that the Company’s tax filing position will more likely than not be sustained in the event of an examination by applicable taxing authorities and would contest any proposed adjustment vigorously, the outcome of such matters can not be predicted with certainty. As such, the Company has accrued approximately $3.6 million and $3.9 million in other tax liabilities on the accompanying December 31, 2006 and December 31, 2005 consolidated balance sheet, respectively, for this contingency.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Net income	$20.6	$14.3	$5.3	$50.7

Basic weighted-average shares outstanding	10.0	9.8	9.8	9.8
Dilutive common equivalent shares:
Unvested restricted stock	0.2	0.1	—	—
Stock options	0.3	0.2	—	—
Class 6(b) warrants	0.4	0.3	—	—
Tranche B warrants	0.1	0.1	—	—

Diluted weighted-average shares outstanding	11.0	10.5	9.8	9.8

Basic earnings per share	$2.05	$1.46	$0.54	$5.17

Diluted net earnings per share	$1.87	$1.37	$0.54	$5.17

Note:	Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Upon emergence from the Fleming bankruptcy, all common stock equivalents of the Predecessor Company were cancelled. As such, basic and diluted earnings per share for the Predecessor Company were computed using the Successor Company’s capital structure for comparative purposes only.

13.    Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” an amendment of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective method. Under this method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated. SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values.

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

Total stock-based compensation cost recognized in the accompanying consolidated statements of operations for 2006, 2005 and 2004 is $4.4 million, and $4.0 million and $0.9 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.2 million at December 31, 2006. This balance is expected to be recognized over a weighted average period of 1.1 years.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 1.85% of the total grants. The historical rate of forfeiture is a component of the Company’s basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of plan participants, approximately 55. The Company issues new shares to satisfy stock option exercises.

The Company maintains four stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan and the 2005 Directors’ Equity Incentive Plan which were established on and after the date of emergence from the Fleming bankruptcy.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long Term Incentive Plan—Restricted Stock Units and Options	957,300	(1)	68,153
2005 Long Term Incentive Plan—Restricted Stock Units	126,467		11,634
2004 Directors Equity Incentive Plan	30,000		—
2005 Directors Equity Incentive Plan	15,000		—

(1)	Includes non-qualified stock options and shares of restricted stock units.

2004 Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan (2004 LTIP) provides for issuance of up to 1,314,444 shares of non-qualified stock options and restricted stock units. For option grants, the exercise price equals the fair value of the Company’s common stock on the date of grant. For restricted stock grants, the exercise price is fixed at $0.01. Options and restricted stock units vest over a three year period; one-third of the options and restricted stock units cliff-vest on the first anniversary of the vesting commencement date and the remaining options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the two year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. Restricted stock units are available for grant to officers and key employees. Stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method. As of December 31, 2006, there were 68,153 securities available for grant.

2004 Directors’ Equity Incentive Plan

The Company’s 2004 Directors’ Equity Incentive Plan (2004 Directors’ Plan) consists of 30,000 non-qualified stock options that have been granted to non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly after the first anniversary of the vesting commencement date. No stock options are available for future issuance.

2005 Long Term Incentive Plan

The 2005 Long-Term Incentive Plan (2005 LTIP) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. Based on a formula in the plan, the restricted stock units originally available for issuance were 171,315. As of December 31, 2006, there were 11,634 securities available for grant.

2005 Directors’ Equity Incentive Plan

The 2005 Directors’ Equity Incentive Plan (2005 Directors’ Plan) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors’ Plan are similar to the 2004 Directors’ Plan. No stock options are available for future issuance.

The Company uses the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and restricted stock unit grant. Option pricing models require the input of assumptions that are estimated at the date of grant. The fair values of stock options and restricted stock awards granted in 2004-2006 were based upon the following assumptions:

	2006	2005
Expected life (years)	4.0	4.0
Risk-free interest rate	4.41-5.13%	4.25%
Volatility	30%	30%
Dividend yield	—	—
Weighted-average fair value of grants:
Stock options	—
Restricted stock units	$34.85

There is limited historical information available to support the estimate of certain assumptions required to value the stock options and restricted stock units as the Company’s shares began trading on the over-the-counter market in April 2005 and on the NASDAQ national market in December 2005. The expected volatility of the Company’s stock is based on a variety of factors including the volatility measures of other companies in relatively similar industries and the measures of companies which recently emerged from bankruptcy. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity for all stock option and restricted stock plans for the year ended December 31, 2006:

	2004 LTIP		2004 LTIP/ Directors’ Plan		2005 LTIP		2005 Directors’ Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	196,301	$0.01	1,079,934	$15.50	153,455	$0.01	15,000	$27.03
Granted	12,000	0.01	—		9,171	0.01	—	—
Exercised	(77,987)	0.01	(202,362)	15.50	(33,214)	—	—	—
Canceled	(13,386)	0.01	(7,200)		(2,945)	0.01	—	—

Outstanding at December 31, 2006	116,928	$0.01	870,372	$15.50	126,467	$0.01	15,000	$27.03

Exercisable at December 31, 2006	76,739	$0.01	636,172	$15.50	56,772	$0.01	6,250	$27.03

The aggregate intrinsic value of stock options exercised in 2006 was approximately $3.9 million. In 2005 and 2004 the aggregate intrinsic value of stock options exercised was not material. The aggregate intrinsic value of restricted stock units exercised in 2006 was $4.1 million. In 2005 and 2004 the aggregate intrinsic value of restricted stock exercised was not material.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize stock options and restricted stock units that have vested and are expected to vest as of December 31, 2006:

	2004 LTIP/Directors’ Plan			2005 Directors’ Plan
	Outstanding Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)	Outstanding Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)
Vested	636,172	4.6	$11,419	6,250	5.6	$40
Expected to vest(2)	234,200	4.6	4,204	8,750	5.6	56

Total	870,372	4.6	$15,623	15,000	5.6	$96

	2004 LTIP			2005 LTIP
	Outstanding Restricted Stock	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)	Outstanding Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)
Vested	76,739	No term limit	$2,566	56,772	No term limit	$1,898
Expected to vest(2)	40,169	No term limit	1,343	69,584	No term limit	2,327

Total	116,908	No term limit	$3,909	126,355		$4,225

(1)	Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and the Company’s closing stock price on December 31, 2006 of $33.45, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.
(2)	Options and restricted stock units that are expected to vest are net of estimated future forfeitures.

The aggregate fair values of options vested in 2006 and 2005 were approximately $12.2 million and $15.3 million. In 2004, the aggregate fair value of options vested was not material. The aggregate fair value of restricted stock units vested in 2006 and 2005 was approximately $5.3 million and $2.8 million, respectively. In 2004, the aggregate fair value of restricted stock units vested was not material.

14.    Employee Benefit Plans

Pension Plans

The Predecessor Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or post retirement benefit plans after those benefit plans were frozen on September 30, 1989. As part of the Plan, these pension and post-retirement benefit plans remained in place after the Effective Date, and the Successor Company will continue to honor the obligations under these plans.

Pursuant to the Plan, on the Effective Date, the Company was assigned the obligation for three former Fleming defined-benefit pension plans, which represented approximately $3.9 million in net pension obligations. This amount was included in the reorganization adjustments as of August 23, 2004. The Predecessor Company’s frozen pension benefit plan and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition principles for those plans. The Company adopted the provisions of SFAS No. 132R on January 1, 2004, the “measurement date”. The statement requires additional annual disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. In addition, in September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In accordance with SFAS No. 158, the Company recognizes in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measures each plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognizes changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2006, and a statement of the funded status for the year ended December 31, 2006 and December 31, 2005 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Change in benefit obligation:
Obligation at beginning of period	$38.6	$38.9	$5.6	$3.8
Interest cost	2.0	2.1	0.3	0.4
Actuarial loss (gain)	(1.7)	—	(0.6)	1.5
Benefit payments	(2.7)	(2.4)	(0.1)	(0.1)

Benefit obligation at end of period	$36.2	$38.6	$5.2	$5.6

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$29.5	$28.7	$—	$—
Actual return on plan assets	2.8	1.5	—	—
Employer contributions	2.3	1.7	0.1	0.1
Benefit payments	(2.7)	(2.4)	(0.1)	(0.1)

Fair value of pension plan assets at end of period	$31.9	$29.5	$—	$—

Funded Status:
Funded status	$(4.4)	$(9.1)	$(5.2)	$(5.6)

The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31, 2006	December 31, 2005
Projected benefit obligation	$36.2	$38.6
Accumulated benefit obligation	36.2	38.6
Net amount recognized	31.9	29.5

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides components of the net periodic pension cost (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Interest cost	$2.0	$2.1	$0.8	$0.7
Expected return on plan assets	(2.2)	(2.2)	(0.7)	(0.6)

Net periodic benefit cost	$(0.2)	$(0.1)	$0.1	$0.1

The following table provides components of the net periodic other benefit cost (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23, through December 31, 2004	Period from January 1, through August 22, 2004
Service cost	$—	$0.1	$—	$—
Interest cost	0.3	0.3	0.1	0.2
Amortization of net actuarial loss	0.1	0.1	—	—

Net periodic other benefit cost	$0.4	$0.5	$0.1	$0.2

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants. The Company’s measurement date is on December 31, 2006. The Company estimated that average future life expectancy is 19.3 years and 7.8 years for pension benefit plan and for post-retirement benefit plan, respectively. The market value of Company’s plan assets as of December 31, 2006 was $31.9 million.

The weighted-average assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	Pension Benefits		Other Post-retirement Benefits
	Successor Company		Successor Company
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Discount rate	5.80%	5.47%	5.80%	5.52%

The weighted-average assumptions used in the measurement of net periodic benefit costs are shown in the following table:

	Pension Benefits		Other Post-retirement Benefits
	Successor Company		Successor Company
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Discount rate	5.44%	5.50%	5.52%	5.75%
Expected return on assets	7.50%	7.50%	—	—

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care trend rates for the post-retirement benefit plans are as follows:

	Successor Company
	December 31, 2006	December 31, 2005
Assumed rate for next year	9.00%	9.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.1	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$0.8	$(0.6)

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

The Company selects the assumed discount rate for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rate the Company uses a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which are the ultimate discount rates used.

Core-Mark’s Pension Plan weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2006	December 31, 2005
Equity securities	61%	54%
Debt securities	27%	30%
Insurance contracts	11%	12%
Real Estate	0%	0%
Other	1%	4%

	100%	100%

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contributed $2.3 million, $1.7 million and $0.9 million to its pension benefit plan for the years ended December 31, 2006, December 31, 2005, and for the period from August 23, 2004 through December 31, 2004. The Company did not contribute to a pension benefit plan during the period from January 1, 2004 through August 22, 2004.

The Company contributed $0.1 million to its post-retirement benefit plan in each of the years ended December 31, 2006 and December 31, 2005 and during the period from August 23, 2004 through December 31, 2004. The Company did not contribute to a pension benefit plan during the period from January 1, 2004 through August 22, 2004.

The Company expects to make 2007 contributions of $0.6 million and $0.2 million, respectively, for pension and other post-retirement benefits.

Estimated future benefit payments reflecting future service are as follows (in millions):

Year ended December 31,	Pension	Other Post-retirement
2007	$2.2	$0.2
2008	2.3	0.2
2009	2.3	0.3
2010	2.3	0.3
2011	2.3	0.3
2012 through 2016	12.1	1.7

Amounts recognized in accumulated other comprehensive income (in millions):

Year ended December 31, 2006	Pension	Other Post-retirement
Net (gain) loss	(0.1)	0.8

Accumulated other comprehensive (income)	$(0.1)	$0.8

Amounts recognized in the consolidated balance sheet (under SFAS 158) (in millions):

Year ended December 31, 2006	Pension	Other Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(4.4)	(4.9)

Accumulated other comprehensive income	$(4.4)	$(5.2)

Expected amortizations for the year ending December 31, 2007 (in thousands):

In thousands	Pension	Other Post-retirement
Expected amortization of net loss (gain)	3.0	35.0

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 158 transition year disclosure information (in millions):

Year ended December 31, 2006	Pension	Other Post-retirement
Amount recognized prior to application of SFAS 158	$(4.5)	$(4.4)
Funding status	(4.4)	(5.2)

Change in amount recognized due to SFAS 158	$0.1	$(0.8)

Pension plans incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006 (in millions):

	Pre-FAS 158 without AMPL(1) Adjustment	AMPL Adjustment	Pre-FAS 158 with AMPL Adjustment	FAS 158 Adoption Adjustments	Post FAS 158
Accrued Pension Liability	$6.7	$(2.2)	$4.5	$(0.1)	$4.4
Deferred Income Taxes	0.9	(0.9)	—	—	—
AOCI-pension, net of tax	(1.3)	1.3	—	0.1	0.1
AOCI-pension, pre-tax	(2.2)	2.2	—	0.1	0.1

(1)	Adjusted minimum pension liability

Post-retirement health care plans incremental effect of applying FASB Statement No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006 (in millions):

	Pre-FAS 158 without AMPL Adjustment	AMPL Adjustment	Pre-FAS 158 with AMPL Adjustment	FAS 158 Adoption Adjustments	Post FAS 158
Accrued Pension Liability	$4.4	$—	$4.4	$0.8	$5.2
Deferred Income Taxes	—	—	—	0.3	0.3
AOCI-pension, net of tax	—	—	—	(0.5)	(0.5)
AOCI-pension, pre-tax	—	—	—	(0.8)	(0.8)

Savings Plans

The Company maintains defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. For the fiscal year ended December 31, 2006, eligible United States employees could elect to contribute on a tax-deferred basis from 1% to 75%, of their compensation to a maximum of $15,500. Eligible United States employees over 50 years of age could also contribute an additional $5,000 on a tax-deferred basis. In Canada, employees could elect to contribute from 1% to 18% of their compensation to a maximum of $18,000 Canadian dollars. A contribution of up to 6% is considered to be a basic contribution and the Company could make a discretionary matching contribution of $0.50 for each dollar of a participant’s basic contribution. For the year ended December 31, 2006, the Company made a matching payment of $1.8 million in early 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Data (Unaudited)

The tables below sets forth the Company’s unaudited consolidated results of operations for each of the four quarters for the year ended December 31, 2006 and December 31, 2005 (in millions, except per share amounts):

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2006		September 30, 2006	June 30, 2006	March 31, 2006
Net sales	$1,307.9		$1,482.0	$1,345.6	$1,178.9
Net sales—Cigarettes	926.0		1,060.2	954.3	843.3
Net sales—Food/Non-food	381.9		421.8	391.3	335.6
Cigarette inventory holding profits	3.5		—	—	0.6
Gross profit	80.4		79.0	73.8	64.5
Warehousing and distribution expenses(2)	39.3	(3)	42.3	36.4	33.1
Selling and administrative expenses	26.8	(1)	28.1	24.5	27.2
Income from operations	13.9		8.2	12.5	3.9
Interest expense, net	1.3		1.2	0.6	0.7
Foreign currency transaction (gains) losses, net	0.7		—	(0.5)	0.1
Net income	7.6		4.4	6.9	1.7
Basic net income per share(4)	$0.74		$0.43	$0.69	$0.18
Diluted net income per share(4)	$0.69		$0.40	$0.63	$0.16
Shares used in computing basic net income per share	10.2		10.1	10.0	9.8
Shares used in computing diluted net income per share	11.0		10.9	11.0	10.9
Depreciation and amortization	$4.1		$3.7	$2.9	$2.9
Excise taxes	$312.8		$383.7	$336.5	$280.3

(1)	Selling and administrative expenses for the three months ended December 31, 2006 have been reduced by $1.8 million due to a reduction in workers’ compensation, general and auto insurance liability accrual requirements and by $1.6 million in unanticipated insurance recoveries.
(2)	Warehouse and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.
(3)	Reflects aggregate adjustments to amortization of leasehold improvements and rent expense which reduced warehouse and distribution expenses by $0.6 million before tax.
(4)	Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2005		September 30, 2005	June 30, 2005	March 31, 2005
Net sales	$1,209.9		$1,333.3	$1,268.1	$1,079.8
Net sales—Cigarettes	875.4		956.2	899.8	773.8
Net sales—Food/Non-food	334.5		377.1	368.3	306.0
Cigarette inventory holding profits	0.3		0.3	2.6	2.5
Gross profit	64.7		70.9	72.4	63.0
Warehousing and distribution expenses(2)	33.2		37.1	34.2	31.2
Selling and administrative expenses	11.6	(1)	25.2	25.6	27.6
Income from operations	19.5		8.2	12.4	3.9
Interest expense, net	0.5		3.3	3.0	3.2
Loss on early extinguishment of debt	3.6		2.6	—	—
Foreign currency transaction (gains) losses, net	0.3		—	0.3	0.3
Net income	8.4		0.9	5.0	0.0
Basic net income per share(3)	$0.85		$.09	$0.52	$0.01
Diluted net income per share(3)	$0.79		$.08	$0.48	$0.01
Shares used in computing basic net income per share	9.8		9.8	9.8	9.8
Shares used in computing diluted net income per share	10.6		10.5	10.4	10.2
Depreciation and amortization	$1.8		$4.5	$3.9	$3.3
Excise taxes	$303.6		$328.7	$300.9	$261.8

(1)	Selling and administrative expenses for the three months ended December 31, 2005 have been reduced by $8.5 million due to a reduction in workers’ compensation, general and auto insurance liability accrual requirements.
(2)	Warehouse and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.
(3)	Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

16. Segment Information

Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company distributes consumable goods including cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products to customers in approximately in 45 states and five Canadian provinces. The Company services a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each. Corporate adjustments and eliminations include corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies. For management reporting purposes, the Company evaluates business segment performance before income taxes and other items that do not reflect the underlying business performance. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues. Information about the Company’s operations by business segment and geographical information is as follows (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Net sales:
United States	$4,360.2	$3,861.9	$1,186.9	$2,079.2
Canada	932.5	1,008.1	355.2	583.7
Corporate adjustments and eliminations	21.7	21.1	7.2	10.2

Total	$5,314.4	$4,891.1	$1,549.3	$2,673.1

Income before income taxes:
United States	$15.4	$16.0	$(0.8)	$(5.2)
Canada	3.1	7.7	3.3	(1.6)
Corporate adjustments and eliminations	15.5	2.2	6.9	84.2

Total	$34.0	$25.9	$9.4	$77.4

Interest expense:
United States	$21.9	$24.7	$10.0	$17.6
Canada	—	—	0.2	0.5
Corporate adjustments and eliminations	(17.0)	(13.6)	(5.1)	(13.1)

Total	$4.9	$11.1	$5.1	$5.0

Interest income:
United States	$0.1	$0.3	$—	$0.1
Canada	0.4	2.4	—	—
Corporate adjustments and eliminations	0.6	(1.6)	0.3	0.5

Total	$1.1	$1.1	$0.3	$0.6

Depreciation and amortization:
United States	$10.5	$8.7	$3.1	$5.7
Canada	0.9	0.8	0.2	0.4
Corporate adjustments and eliminations	2.2	4.0	1.4	0.9

Total	$13.6	$13.5	$4.7	$7.0

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s operations by major product category, by geographic segment is as follows (in millions):

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
Net sales cigarettes:
United States	$3,087.3	$2,719.6	$847.9	$1,469.3
Canada	696.5	785.6	276.4	454.6

Total	$3,783.8	$3,505.2	$1,124.3	$1,923.9

Net sales food/non-food:
United States	$1,272.9	$1,142.3	$339.0	$609.9
Canada	236.0	222.5	78.8	129.1
Corporate adjustments and eliminations	21.7	21.1	7.2	10.2

Total	$1,530.6	$1,385.9	$425.0	$749.2

Identifiable assets by geographic area:

	Successor Company
	As of December 31, 2006	As of December 31, 2005
Identifiable assets:
United States	$509.4	$416.1
Canada	46.2	94.3

Total	$555.6	$510.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Non applicable.

ITEM 9.A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s chief executive officer and its chief financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become in adequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte and Touche LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

Management excluded from its assessment internal control over financial reporting at our Pennsylvania division, which we acquired on June 19, 2006 and which represented approximately 14% and 11% of our consolidated net and total assets, respectively, 6% of the consolidated revenues and less than 1% of the consolidated net income before income taxes of the consolidated financial statements as of and for the year ended December 31, 2006. Accordingly, management’s assessment did not include the internal control over financial reporting at the Pennsylvania division.

Remediation of Material Weaknesses Identified as of December 31, 2005

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As disclosed in Item 9A of our 2005 annual report on Form 10-K, management had identified 11 material weaknesses in our internal control over financial reporting as of December 31, 2005. Two of the material weaknesses were related to the control environment, commitment and lack of sufficient technical resources to manage, review, and ensure certain accounts and balances were adequately accounted for and disclosed properly. These two material weaknesses contributed to the remaining nine material weaknesses that specifically related to certain transactions. During 2006 the control environment was assessed and actions were taken, in conjunction with the implementation, testing and review of an internal control framework in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as SOX 404. Specifically management undertook the following steps to remediate these material weaknesses:

•	Reviewed our entity level controls, and held meetings to discuss the importance of financial controls and procedures and communicated expectations throughout the organization.

•	Heightened awareness of the importance of an adequate control environment, starting with executive management and filtering throughout the organization.

•	Increased the membership of the Disclosure Committee.

•	Developed and communicated a disclosure communication protocol, including attestation procedures for field controllers.

•	Implemented additional procedures to identify and properly account for complex routine and non-recurring transactions.

•	Evaluated and enhanced the corporate finance organizational structure.

•	Formalized technical training requirements for corporate accounting professional staff.

•	Engaged an external advisory firm to provide technical support as well as assist in the evaluation of our remediation plan.

•	Implemented the use of checklists and adopted process improvements for the Company’s financial statement close process.

•	Enhanced supervisory procedures that included additional levels of analysis and review for complex accounts.

•	Implemented SOX 404 and tested the internal control framework.

Material Weakness Identified as of December 31, 2006

Management has completed their review and testing of the new procedures and controls that were put in place and has concluded that the following material weakness in our internal control over financial reporting remained as of December 31, 2006:

•

The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

Status of Material Weakness Remediation

The Company believes it has made substantial progress in the remediation of the material weakness described above, through the design and implementation of an enhanced financial organizational structure and other steps described above. However, a number of the permanent technical staff and organizational changes were made in the later half of 2006 and have not had sufficient time to be fully integrated into the operations of our internal control over financial reporting. As such, the identified material weakness in our internal control over financial reporting will not be considered remediated until the organizational changes are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively.

Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

During 2006 we made material changes to our internal control over financial reporting in order to address each of the eleven material weaknesses identified in our previous reports. There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting other than steps taken to remediate the material weaknesses discussed above and testing to substantiate those controls that were implemented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.

South San Francisco, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Core-Mark Holding Company, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Pennsylvania division, which was acquired on June 19, 2006 and whose financial statements constituted approximately 14% and 11% of consolidated net and total assets, respectively, 6% of the consolidated revenues and less than 1% of the consolidated net income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Pennsylvania division.

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion thereon and includes an explanatory paragraph relating to the adoption of two new accounting standards.

/s/    Deloitte and Touche LLP

San Francisco, California

March 15, 2007

ITEM 9.B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Board of Directors—Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included (i) in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto, and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the following caption, and is incorporated by reference herein by reference thereto: “Board of Directors—Certain Relationships and Related Transactions,” “Board of Directors—Committees of the Board of Directors” and “Board of Directors—Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from Core-Mark’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

2.2	Asset Purchase Agreement, dated June 6, 2006, among Core-Mark Holding Company, Inc., Core-Mark Midcontinent, Inc., and Klein Candy Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 8, 2006).

2.3	Real Estate Purchase and Sale Agreement, dated June 6, 2006, among Core-Mark Midcontinent, Steven C. Dressler and Adele Dressler as an individual and as Trustee for that certain Agreement of Trust dated October 9, 1996, for the benefit of Cynthia Dressler and that certain Agreement of Trust dated October 28, 1999, for the benefit of Adele Dressler’s Grandchildren (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 8, 2006).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.2	2004 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.4	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.5	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.7	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (previously filed as Exhibit 10.10 to the Company’s Form 10 Registration Statement filed on September 6, 2005).

Exhibit No.	Description
10.8	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents, and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.9	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10/A filed on November 7, 2005).

10.10	Waiver letter dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2006).

10.11	Amended and Restated Administrative Claims Guaranty Agreement, dated August 31, 2004, between Core-Mark Holding Company, Inc. and the Post Confirmation Trust (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.12	Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.13	Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.14	Amendment and Acknowledgement, dated October 12, 2005, to the Subordinated Secured Guaranty Agreement, dated August 20, 2004, and the Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.15	Agreement Concerning Winddown and Dissolution of the Reclamation Creditors’ Trust, dated July 10, 2006, between the Reclamation Creditors’ Trust and the Post-Confirmation Trust (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on November 13, 2006).

10.16	Agreement Terminating Administrative Claims Guaranty, between the Post-Confirmation Trust and Core-Mark Holding Company, Inc. dated January 25, 2007, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on February 8, 2007).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-K).

14.1	Core-Mark Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10-K filed on April 14, 2006).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10-K filed on April 14, 2006).

Exhibit No.	Description
23.1	Consent of Deloitte and Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Burr, Pilger & Mayer LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK INTERNATIONAL, INC.

Date: March 15, 2007	By:	J. MICHAEL WALSH

J. Michael Walsh
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ J. MICHAEL WALSH J. Michael Walsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/S/ STACY LORETZ-CONGDON Stacy Loretz-Congdon	Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/S/ CHRISTOPHER MILLER Christopher Miller	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007

/S/ RANDOLPH I. THORNTON Randolph I. Thornton	Chairman of the Board of Directors	March 12, 2007

/S/ STUART W. BOOTH Stuart W. Booth	Director	March 12, 2007

/S/ ROBERT A. ALLEN Robert A. Allen	Director	March 10, 2007

/S/ GARY F. COLTER Gary F. Colter	Director	March 12, 2007

/S/ HARVEY F. TEPNER Harvey F. Tepner	Director	March 12, 2007

/S/ L. WILLIAM KRAUSE L. William Krause	Director	March 11, 2007

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Period from January 1, 2004 through August 22, 2004
Allowances:
Trade receivables	$5,553	$2,775	$(1,356)	$—	$6,972
Vendor allowances	1,670	(87)	(661)	2,804	3,726
Inventory reserves	2,278	1,820	(2,985)	21	1,134
Valuation allowance on deferred tax assets	4,148	—	(4,148)	—	—

	$13,649	$4,508	$(9,150)	$2,826	$11,832

Period from August 23, 2004 through December 31, 2004
Allowances:
Trade receivables	$6,972	$2,199	$(1,682)	$—	$7,489
Vendor allowances	3,726	1,546	(784)	—	4,488
Inventory reserves	1,134	150	(144)	51	1,191
Valuation allowance on deferred tax assets	—	752	—	—	752

	$11,832	$4,647	$(2,610)	$51	$13,920

Year ended December 31, 2005
Allowances:
Trade receivables	$7,489	$873	$(1,879)	$38	$6,521
Vendor allowances	4,488	(1,206)	(967)	—	2,315
Inventory reserves	1,191	721	(791)	94	1,215
Valuation allowance on deferred tax assets	752	1,104	—	—	1,856

	$13,920	$1,492	$(3,637)	$132	$11,907

Year ended December 31, 2006
Allowances:
Trade receivables	$6,521	$415	$(2,969)	$17	$3,984
Vendor allowances	2,315	(1,595)	329	—	1,049
Inventory reserves	1,215	765	(919)	121	1,182
Valuation allowance on deferred tax assets	1,856	404	—	—	2,260

	$11,907	$(11)	$(3,559)	$138	$8,475