Form 10-Q
period 2007-03-31
Core-Mark Holding Company, Inc.
filed 2007-05-10
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of April 30, 2007, 10,347,773 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16.6	$19.9
Restricted cash	11.3	9.3
Accounts receivable, net of allowance for doubtful accounts of $3.9 and $4.0, respectively	142.7	149.4
Other receivables, net	32.7	35.7
Inventories, net	181.6	219.4
Deposits and prepayments	27.0	17.0
Deferred Income Taxes	6.0	—

Total current assets	417.9	450.7

Property and equipment, net	54.7	55.0
Goodwill	2.9	2.9
Other non-current assets, net	52.1	47.0

Total assets	$527.6	$555.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65.6	$51.6
Book overdrafts	17.4	15.5
Cigarette and tobacco taxes payable	82.1	67.2
Accrued liabilities	53.2	56.0
Income taxes payable	3.7	6.9
Deferred income taxes	—	14.4

Total current liabilities	222.0	211.6

Long-term debt, net	6.1	78.0
Other tax liabilities	13.2	3.6
Claims liabilities, net of current portion	37.7	37.5
Pension liabilities	9.2	9.2

Total liabilities	288.2	339.9

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,332,391 and 10,208,292 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively)	0.1	0.1
Additional paid-in capital	196.9	175.5
Retained earnings	42.4	40.2
Accumulated other comprehensive loss	—	(0.1)

Total stockholders’ equity	239.4	215.7

Total liabilities and stockholders’ equity	$527.6	$555.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$1,276.1	$1,178.9
Cost of goods sold	1,200.6	1,114.4

Gross profit	75.5	64.5

Warehousing and distribution expenses	40.1	33.1
Selling, general and administrative expenses	31.2	27.2
Amortization of intangible assets	0.4	0.3

Total operating expenses	71.7	60.6

Income from operations	3.8	3.9
Interest expense	0.9	1.0
Interest income	(0.2)	(0.2)
Foreign currency transaction losses, net	0.1	0.1

Income before income taxes	3.0	3.0
Provision for income taxes	0.9	1.3

Net income	$2.1	$1.7

Basic income per common share	$0.20	$0.18

Diluted income per common share	$0.19	$0.16

Basic weighted average shares	10.3	9.8
Diluted weighted average shares	11.1	10.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2.1	$1.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.1	1.6
Amortization of stock-based compensation expense	1.2	1.1
Bad debt reserves, net	(0.2)	(0.8)
Depreciation and amortization	3.6	2.9
Foreign currency transaction losses, net	0.1	0.1
Deferred income taxes	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	6.8	(2.1)
Other receivables	3.3	3.0
Inventories	35.9	41.3
Deposits, prepayments and other non-current assets	(9.7)	(5.8)
Accounts payable	13.8	0.7
Cigarette and tobacco taxes payable	14.7	(10.3)
Income taxes payable	(0.4)	0.1
Pension, claims and other accrued liabilities	(4.4)	(4.2)

Net cash provided by operating activities	68.9	29.2

Cash flows from investing activities:
Restricted cash	(1.9)	(2.3)
Additions to property and equipment, net	(2.0)	(1.5)

Net cash used in investing activities	(3.9)	(3.8)

Cash flows from financing activities:
Payments made under 2005 revolving credit facility, net	(71.9)	(22.6)
Cash proceeds from exercise of common stock options and warrants	1.1	0.4
Excess tax deductions associated with stock-based compensation	0.5	0.2
Increase (decrease) in book overdrafts	1.9	(13.4)

Net cash used in financing activities	(68.4)	(35.4)

Effects of changes in foreign exchange rates	0.1	(0.2)

Decrease in cash and cash equivalents	(3.3)	(10.2)
Cash and cash equivalents, beginning period	19.9	30.0

Cash and cash equivalents, end of period	$16.6	$19.8

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$1.6	$1.0
Interest paid	$1.2	$1.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (collectively, the Company or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. The Company operates a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The products the Company distributes include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. Core-Mark services a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark Holding Company, Inc. and subsidiaries for the three months ended March 31, 2007 and 2006 have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of only normally recurring adjustments) necessary for the fair presentation of its consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 which are included in the Company’s Annual Report for 2006 on Form 10-K.

Reclassifications

Amortization of debt issuance cost for the three months ended March 31, 2006 of $0.1 million has been reclassified to the interest expense line item on the income statement to conform to the current period presentation.

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices (PPI’s). The Company recorded LIFO expense of $1.8 million for the three months ended March 31, 2007 compared with $1.4 million for the three months ended March 31, 2006.

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

Operating results for the Pennsylvania division are included in the consolidated statements of operations from the date of acquisition. The following pro forma consolidated results of operations for the quarter ended March 31, 2006 assume that the Klein acquisition was completed as of January 1, 2006.

Pro Forma
March 31, 2006
Net sales	$1,370.7
Net income	$1.4
Basic earnings per common share	$0.14
Diluted earnings per common share	$0.13

The pro forma net sales for the three months ended March 31, 2006 include the historical results of the Company and Klein combined. However, on the acquisition date, the Company acquired only certain assets and certain liabilities of Klein. Additionally, the combined Company does not service all of Klein’s former customers. As a result, the net sales and corresponding expenses of the Pennsylvania division under the Company’s management are lower than those reflected in the March 31, 2006 pro forma consolidated results.

4. Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and March 31, 2006 was as follows (in millions):

	For the three months ended
	March 31, 2007	March 31, 2006
Net income, as reported	$2.1	$1.7
Foreign currency translation adjustment	0.1	—

Total comprehensive income	$2.2	$1.7

5. Long-term Debt

In October 2005, the Company entered into a $250 million five-year revolving credit facility (“the 2005 Credit Facility”). All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of the Company’s present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

For the three months ended March 31, 2007 and March 31, 2006, the weighted average interest rate on our revolving credit facility was 6.6% and 5.9%, respectively. In the first quarter of 2007 and 2006, the Company paid total unused facility fees of $0.1 million.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2005, the Company paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which were deferred and are amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheets. Unamortized debt issuance costs were $1.5 million and $1.9 million at March 31, 2007 and March 31, 2006, respectively.

At March 31, 2007 and March 31, 2006, net available capacity under the 2005 Credit Agreement was $168.2 million and $83.6 million, respectively, and the Company was in compliance with all of the covenants. During the first three months of 2007 and 2006, the maximum amount of borrowing was $78.0 million and $59.6 million under the revolving credit facility and the maximum amount outstanding under letters of credit facilities was $42.5 and $55.0 million, respectively.

6. Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted FIN 48 as of January 1, 2007, as required. The impact of adopting FIN 48 on the company’s consolidated financial statements is summarized below (in millions).

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
Deferred income taxes (current)	$(14.4)	$20.4	$6.0
Other non-current assets, net	$47.0	$5.8	$52.8
Income taxes payable	$6.9	$(1.7)	$5.2
Other tax liabilities	$3.6	$9.3	$12.9
Additional paid-in capital	$175.5	$18.5	$194.0
Retained earnings	$40.2	$0.1	$40.3

At January 1, 2007, the total amount for unrecognized tax benefits which is included in other tax liabilities related to federal, state and foreign taxes was approximately $11 million all of which would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not change as of March 31, 2007 and the Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes and penalties in selling, general and administrative expenses. As of January 1, 2007, the Company had recorded a liability of $2.4 million for the payment of interest and penalties, consisting of $2.1 million for interest and $0.3 million related to penalties. As of March 31, 2007, the liability for interest and penalties related to unrecognized tax benefits increased to $2.7 million, consisting of $2.4 million of interest and $0.3 million of penalties.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through December 31, 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. In addition, the Company is subject to Canadian federal and provincial income tax examinations for the tax years 1999 through 2006.

The provision for income taxes was impacted by $0.4 million in the first quarter of 2007 due primarily to corrections related to tax positions adopted in 2003 and 2004, offset by additional interest expense. The correction of tax positions includes a $1.1 million reduction in expense, inclusive of $0.4 million of after tax interest, primarily related to corrections to tax liability reserves associated with unitary taxes and other bankruptcy related costs. This correction was offset by approximately $0.5 million of interest expense, net of tax, related to the underpayment of approximately $7.4 million of income taxes in 2004 and 2005 arising from the misapplication of a tax position the Company adopted upon emergence from bankruptcy in 2004. Both of these corrections were not material to any prior periods. In addition, as a result of the change in unrecognized tax positions under FIN 48 the Company recorded $0.2 million of interest expense for the first quarter of 2007. Our effective tax rate was 29.2% in the first quarter of 2007 compared to 43.1% in the first quarter of 2006. Excluding the impact of the corrections and interest expense of approximately $0.4 million described above, our effective tax rate would have been 43.9% in the first quarter of 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	For the three months ended
	March 31, 2007			March 31, 2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$2.1	10.3	$0.20	$1.7	9.8	$0.18
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	—		0.1	—
Stock options		0.3	—		0.4	(0.01)
Warrants		0.4	(0.01)		0.6	(0.01)

Diluted EPS	$2.1	11.1	$0.19	$1.7	10.9	$0.16

8. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006 was $1.2 million and $1.1 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.1 million at March 31, 2007. This balance is expected to be recognized over a weighted average period of 1.5 years.

Employee stock-based compensation expense recognized in the three months ended March 31, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 2.1% of the total grants. The Company issues new shares to satisfy stock option exercises.

The Company maintains four stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan and the 2005 Directors’ Equity Incentive Plan which were established on and after the date of emergence from the Fleming bankruptcy.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long Term Incentive Plan—Restricted Stock Units and Options	918,792	(1)	4,412
2005 Long Term Incentive Plan—Restricted Stock Units	115,846		455
2004 Directors Equity Incentive Plan	30,000		—
2005 Directors Equity Incentive Plan	15,000		—

(1)	Includes non-qualified stock options and shares of restricted stock units.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company uses the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option and restricted stock unit grant. Option pricing models require the input of assumptions that are estimated at the date of grant. The fair values of stock options and restricted stock awards granted in 2006-2007 were based upon the following assumptions:

	March 31, 2007	March 31, 2006
Expected life (years)	3.0-4.0	4.0
Risk-free interest rate	4.50-4.71%	4.44%
Volatility	30%	30%
Dividend yield	—	—
Weighted-average fair value of grants:
Stock options	$11.07	—
Restricted stock units	$32.13	$34.09

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

The following table summarizes activity for all stock option and restricted stock plans for the three months ended March 31, 2007:

	2004 LTIP		2004 LTIP/ Directors’ Plan		2005 LTIP		2005 Directors’ Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	116,928	$0.01	870,372	$15.50	126,467	$0.01	15,000	$27.03
Granted	15,000	0.01	54,637	36.03	8,900	0.01	—	—
Exercised	(29,510)	0.01	(72,739)	15.50	(21,800)	0.01	—	—
Canceled	(442)	0.01	(2,454)	15.50	(721)	0.01	—	—
Reclass	(3,000)	0.01	—	—	3,000	0.01	—	—

Outstanding at March 31, 2007	98,976	0.01	849,816	16.82	115,846	0.01	15,000	27.03

Exercisable at March 31, 2007	63,790	0.01	652,738	15.50	47,593	0.01	7,500	27.03

The aggregate intrinsic value of stock options and restricted stock units exercised during the three months ended March 31, 2007 and 2006 was approximately $2.9 million and $0.8 million, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize stock options and restricted stock units that have vested and are expected to vest as of March 31, 2007:

	2004 LTIP/Directors’ Plan			2005 Directors’ Plan
	Outstanding Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)	Outstanding Options	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)
Vested	652,738	4.4	$12,311	7,500	5.4	$65
Expected to vest(2)	195,985	5.1	2,874	7,500	5.4	65

Total	848,723	4.6	$15,185	15,000	5.4	$130

	2004 LTIP			2005 LTIP
	Outstanding Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)	Outstanding Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) (1)
Vested	63,790	No term limit	$2,275	47,593	No term limit	$1,698
Expected to vest(2)	34,886	No term limit	1,245	68,127	No term limit	2,430

Total	98,676		$3,520	115,720		$4,128

(1)	Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and the Company’s closing stock price on March 31, 2007 of $35.68, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.
(2)	Options and restricted stock units that are expected to vest are net of estimated future forfeitures.

The aggregate fair value of options vested in the three months ended March 31, 2007 and 2006 was approximately $3.2 million and $3.4 million, respectively. The aggregate fair value of restricted stock units vested in the three months ended March 31, 2007 and 2006 was approximately $1.0 million and $2.6 million, respectively.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2007 and 2006 (in millions):

PENSION BENEFITS	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.6)	(0.5)

Net periodic benefit cost (income)	$(0.1)	$—

OTHER POST-RETIREMENT BENEFITS	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Interest cost	$0.1	$0.1
Amortization of net actuarial loss	—	—

Net periodic benefit cost	$0.1	$0.1

The Company did not make a contribution during the three months ended March 31, 2007 to its pension and other post-retirement benefit plans. In the first quarter of 2006, the Company made a contribution of $0.3 million to its pension and other post-retirement benefit plans.

During the second quarter of 2007, the Company expects to contribute approximately $0.1 million to its pension and other post-retirement benefit plans, and the Company does not expect to make a contribution to its defined contribution plan during this period.

10. Segment and Geographic Information

The Company has identified two reportable segments, United States and Canada, based on the differing economic characteristics of each and based on the level at which the Company’s chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. For management reporting purposes, the chief operating decision maker evaluates business segment performance based on income before income taxes. Inter-segment revenues are not significant and no single customer accounted for 10% or more of the Company’s total revenues for the three months ended March 31, 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information about the Company’s operations by business segment (which are defined by geographic area) is as follows (in millions):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net sales:
United States	$1,114.3	$942.4
Canada	156.9	231.6
Corporate adjustments and eliminations	4.9	4.9

Total	$1,276.1	$1,178.9

Income (loss) before income taxes:
United States	$3.2	$0.6
Canada	0.6	0.2
Corporate adjustments and eliminations	(0.8)	2.2

Total	$3.0	$3.0

Interest expense:
United States	$5.4	$4.9
Canada	—	—
Corporate adjustments and eliminations	(4.5)	(3.9)

Total	$0.9	$1.0

Interest income:
United States	$—	$—
Canada	—	—
Corporate adjustments and eliminations	(0.2)	(0.2)

Total	$(0.2)	$(0.2)

Depreciation and amortization:
United States	$2.9	$2.4
Canada	0.2	0.2
Corporate adjustments and eliminations	0.5	0.3

Total	$3.6	$2.9

Information about the Company’s operations by major product category, by geographic segment is as follows (in millions):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net sales cigarettes :
United States	$789.4	$665.2
Canada	102.4	178.1
Corporate adjustments and eliminations	—	—

Total	$891.8	$843.3

Net sales food/non-food :
United States	$324.9	$277.2
Canada	54.5	53.5
Corporate adjustments and eliminations	4.9	4.9

Total	$384.3	$335.6

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Identifiable assets by geographic area (in millions):

	March 31, 2007	December 31, 2006
Identifiable assets:
United States	$475.3	$509.4
Canada	52.3	46.2

Total	$527.6	$555.6

The corporate adjustments and eliminations identified above include amounts not reflected in our United States and Canada operating segment information such as differences between allocated and incurred costs for interest, corporate expense, depreciation and amortization and net sales relating to corporate activities unallocated to the operating segments.

11. Subsequent Event

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of OTP tax of approximately $13.3 million, which represents 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. The refund, which we expect to receive and record in the second quarter of 2007, will be recognized as a reduction to cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying consolidated financial statements and notes thereto that are included elsewhere in this Form 10-Q.

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

Background

Core-Mark Holding Company, Inc. was incorporated on August 20, 2004 as the ultimate parent company for Core-Mark International, Inc., and Core-Mark International’s wholly owned subsidiaries pursuant to a Plan of Reorganization, the Plan, following a bankruptcy petition by Core-Mark’s then corporate parent, Fleming Companies, Inc. or Fleming. The Plan, which became effective on August 23, 2004, provided for the reorganization of the debtors around Core-Mark. Fleming’s other assets and liabilities were transferred to two special-purpose trusts, the PCT and the RCT.

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

Recent Developments

Other Tobacco Products (OTP) Tax Refund Settlement Agreement

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of OTP tax of approximately $13.3 million, which represents 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. The refund, which we expect to receive and record in the second quarter of 2007, will be recognized as a reduction to cost of sales.

Expansion to Eastern Canada

In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario on February 1, 2008. This new facility will expand our existing geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. We estimate the total cost of the facility to be approximately $9.0 million, including $1.5 million of start-up costs, most of which will be expensed in 2007.

Release of Guaranty Obligations for the Benefit of the PCT and RCT

We guaranteed certain obligations of the PCT and RCT set up pursuant to the Plan for the benefit of Fleming’s former creditors. On September 11, 2006 we were released without cost from our obligations under the RCT guarantee. On January 25, 2007 we were released without cost from our obligations under the PCT guarantee. There was no accounting impact as a result of these changes.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2006 and filed with the SEC on March 15, 2007.

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

Excise Taxes

Cigarette and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. We increase cigarette prices as excise tax increases are assessed on cigarette products which we sell. As a result, increases in excise taxes do not decrease overall gross profit dollars, but will result in a decline in overall gross profit percentage since net sales will increase and gross profit dollars will remain the same.

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the three months ended March 31, 2007 and 2006, cigarette inventory holding profits were $3.3 million or 4.4% and $0.6 million or 0.9% of our gross profit for the period, respectively. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts primarily on growing our food/non-food product sales. These product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

The following table sets forth the results of operations for the three months ended March 31, 2007 and compares those results to the same period in 2006. The comparative table is presented to complement management’s discussion and analysis of our results of operations. We evaluate our results based on net sales inclusive of excise taxes. However, excise taxes, which have been increasing at a rapid rate, represent a significant portion of net sales. The following table includes columns for both percentage of net sales and percentage of net sales less excise taxes, in order to illustrate the impact such excise taxes have on our results of operations.

		2007			2006
(in millions)	2007 compared to 2006	Three months ended March 31,	% of Net sales	% of Net sales, less excise taxes	Three months ended March 31,	% of Net sales	% of Net sales, less excise taxes
Net sales	$97.2	$1,276.1	100.0%	—	$1,178.9	100.0%	—
Net sales—Cigarettes	48.5	891.8	69.9	63.0	843.3	71.5	65.2
Net sales—Food/Non-food	48.7	384.3	30.1	37.0	335.6	28.5	34.8
Net sales, less excise taxes (1)	74.3	972.9	76.2	100.0	898.6	76.2	100.0
Gross profit	11.0	75.5	5.9	7.8	64.5	5.5	7.2
Warehousing and distribution expenses (2)	7.0	40.1	3.1	4.1	33.1	2.8	3.7
Selling, general and administrative expenses	4.0	31.2	2.4	3.2	27.2	2.3	3.0
Income from operations	(0.1)	3.8	0.3	0.4	3.9	0.3	0.4
Interest expense	(0.1)	0.9	0.1	0.1	1.0	0.1	0.1
Interest income	—	(0.2)	—	—	(0.2)	—	—
Foreign currency transaction losses, net	—	0.1	—	—	0.1	0.0	0.0
Income before income taxes	—	3.0	0.2	0.3	3.0	0.3	0.3
Net income	0.4	2.1	0.2	0.2	1.7	0.1	0.2

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehouse and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

Net sales. Net sales increased by $97.2 million or 8.2% to $1,276.1 million for the three months ended March 31, 2007 from $1,178.9 million for the three months ended March 31, 2006. The Pennsylvania division, which we acquired in June 2006, contributed $131.3 million of incremental sales compared with the first quarter of 2006. This was offset by lost sales of $86.6 million due to the move by a large Canadian supplier, Imperial Tobacco, to direct-to-store delivery of its products in Canada. The remaining increase of $52.5 million was due to net sales increases to existing customers and to sales to new customers. Included in net sales above are increases in excise taxes of $22.9 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, related primarily to cigarettes.

Net sales of cigarettes for the three months ended March 31, 2007 increased $48.5 million, or 5.8% to $891.8 million compared to $843.3 million for the three months ended March 31, 2006. The increase in net cigarette sales was driven primarily by a 4.1% increase in cigarette carton sales combined with an increase in excise taxes. The increase in cigarette carton sales was due primarily to the addition of the Pennsylvania division and increases from existing and other new customers offset by decreases from customer losses and the loss of Imperial Tobacco volume described above. Net cigarette sales as a percentage of total net sales were 69.9% and 71.5% for the three months ended March 31, 2007 and 2006, respectively.

Net sales of food and non-food products for the three months ended March 31, 2007 increased $48.7 million or 14.5% to $384.3 million compared to $335.6 for the three months ended March 31, 2006. The increase is due primarily to higher sales to existing and new customers, including the new Pennsylvania division, partially offset by decreased sales from customer losses. Total net sales of food and non-food products as a percentage of total net sales were 30.1% and 28.5% in the first quarter of 2007 and 2006, respectively.

Gross profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended March 31, 2007 increased by $11.0 million or 17.1%, to $75.5 million compared to $64.5 million for the three months ended March 31, 2006. The increase in gross profit dollars in the first quarter of 2007 was due primarily to an overall increase in sales volume, an increase in cigarette inventory holding profits of $2.7 million and a higher percentage of sales from higher-margin food/non-food products compared to the same period in 2006.

As a percentage of net sales, gross profit increased to 5.9% for the three months ended March 31, 2007, from 5.5% for the three months ended March 31, 2006. For the three months ended March 31, 2007, approximately 65.6% of gross profit was derived from food/non-food products compared to 67.8% for the three months ended March 31, 2006. The decline in the percentage of gross profit derived from food/non-food products compared with last year is due to incremental cigarette holding profit which we earned in the first quarter of 2007.

The following table sets forth the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2007 and 2006.

	2007			2006
(in millions)	Three months ended March 31,	Three months ended March 31, % of Net sales	Three months ended March 31, % of Net sales, less excise taxes	Three months ended March 31,	Three months ended March 31, % of Net sales	Three months ended March 31, % of Net sales, less excise taxes
Net sales	$1,276.1	100.0%	—	$1,178.9	100.0%	—
Net sales, less excise taxes (1)	972.9	76.2	100.0%	898.6	76.2	100.0%
LIFO expense	(1.8)	(0.14)	(0.19)	(1.4)	(0.12)	(0.16)
Cigarette inventory holding profits	3.3	0.26	0.34	0.6	0.05	0.07
Remaining gross profit	74.0	5.80	7.61	65.3	5.54	7.27

Gross profit	$75.5	5.92%	7.76%	$64.5	5.47%	7.18%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2007, operating expenses increased $11.1 million or 18.3% to $71.7 million from $60.6 million for the three months ended March 31, 2006. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the three months ended March 31, 2007 and 2006. A significant percentage of our labor costs are variable in nature and fluctuate relative to our sales volume.

Warehousing and distribution expenses. Warehousing and distribution expenses for the three months ended March 31, 2007 increased by $7.0 million or 21.1%, to $40.1 million from $33.1 million for the three months ended March 31, 2006. The increase in warehouse and distribution expenses was due primarily to the addition of the Pennsylvania division, an increase in sales volume and higher salaries and benefits. In addition to the impact attributable to an increase in sales volume for the quarter, salaries and benefits also increased due to higher demand for quality drivers in certain locations. As a percentage of net sales, these expenses were 3.1% for the three months ended March 31, 2007 compared to 2.8% for the three months ended March 31, 2006. The reduction in sales related to the loss of Imperial Tobacco volume resulted in an increase of approximately 20 basis points in warehouse and distribution expenses as a percentage of net sales. The remaining increase as a percentage of net sales is due to the items discussed above.

Selling, General and Administrative (“SG&A”) expenses. SG&A expenses increased $4.0 million, or 14.7%, to $31.2 million for the three months ended March 31, 2007 compared to $27.2 million for the three months ended March 31, 2006. The increase in SG&A expenses was due primarily to the addition of the Pennsylvania division and an increase in professional fees of $1.6 million largely related to the completion of our first year Sarbanes-Oxley compliance efforts. In the three months ended March 31, 2006, we benefited from the reversal of a vendor payable determined not due totaling $0.7 million and the favorable settlement of previously written-off vendor and customer receivables of $0.4 million. As a percentage of net sales, SG&A expenses were 2.4% for the three months ended March 31, 2007 compared to 2.3% for the three months ended March 31, 2006. The increase in SG&A as a percentage of net sales compared with last year is due primarily to the reduction in sales related to the loss of Imperial Tobacco volume and the items discussed above.

Interest expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended March 31, 2007, interest expense decreased by $0.1 million, or 10.0% to $0.9 million from $1.0 million for the three months ended March 31, 2006. The decrease in interest expense is due primarily to lower average borrowings in the first quarter of 2007 compared with the first quarter of 2006, offset by a higher average interest rate. The average borrowings for the three months ended March 31, 2007 was $32.6 million compared to $40.2 million for the three months ended March 31, 2006. During the first quarter of 2007, the weighted average interest rate on the revolving credit facility was 6.6% compared to 5.9% in the first quarter of 2006.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2007 and 2006.

Foreign currency transaction losses, net. We incurred foreign currency transaction losses of $0.1 million for the three months ended March 31, 2007 and 2006.

Income Taxes. Provision for income taxes for the first quarter of 2007 was impacted by $0.4 million due primarily to corrections related to tax positions adopted in 2003 and 2004, offset by additional interest expense. The correction of tax positions includes a $1.1 million benefit, inclusive of $0.4 million of after tax interest, related to reductions to our tax liability reserves and interest expense of $0.5 million, net of tax, related to the underpayment of approximately $7.4 million of income taxes in 2004 and 2005 arising from tax positions taken when we emerged from bankruptcy in 2004. See Note 6, Income Taxes, for additional information. In addition, as a result of the change in unrecognized tax positions under FIN 48 we recorded $0.2 million of interest expense for the first quarter of 2007. Our effective tax rate was 29.2% in the first quarter of 2007 compared to 43.1% in the first quarter of 2006. Excluding the impact of the corrections and interest expense of approximately $0.4 million described above, our effective tax rate would have been 43.9% in the first quarter of 2007.

Summary of Sales and Profit by Product Line The following table summarizes our cigarette and other product sales and gross profit for the three-month periods ended March 31, 2007 and 2006 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended
	March 31, 2007	March 31, 2006
Cigarettes
Net sales	$891.8	$843.3
Excise Taxes in sales	$278.9	$257.0
Net sales, less excise taxes(2)	$612.9	$586.3
Gross Profit(1)	$26.0	$20.8

% of Total Sales	70%	72%

% of Total Sales, less excise taxes(2)	63%	65%

% of Gross Profit	34%	32%

Food/Non-Food
Net sales	$384.3	$335.6
Excise Taxes in sales	$24.3	$23.3
Net sales, less excise taxes(2)	$360.0	$312.3
Gross Profit(1)	$49.5	$43.7

% of Total Sales	30%	28%

% of Total Sales, less excise taxes (2)	37%	35%

% of Gross Profit	66%	68%

Total Net Sales	$1,276.1	$1,178.9

Total Excise Taxes in Sales	$303.2	$280.3

Total Net Sales, less excise taxes (2)	$972.9	$898.6

% of Total Sales, less excise taxes (2)	76%	76%

Gross Profit	$75.5	$64.5

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profit for the three months ended March 31, 2007 and March 31, 2006 were $3.3 million and $0.6 million, respectively.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash as of March 31, 2007 and 2006 was $16.6 million and $19.8 million, respectively. Our restricted cash as of March 31, 2007 and 2006 was $11.3 million and $13.1 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

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

Cash flows from operating activities

Net cash provided by operating activities was $68.9 million for the first quarter of 2007 compared with $29.2 million for the first quarter of 2006, an increase of $39.7 million. The increase in net cash provided by operations was due primarily to an increase in cigarette and tobacco taxes payable combined with higher accounts payable and a reduction in accounts receivable. The increase in cigarette and tobacco taxes payable is due to the re-establishment of credit terms in several states with the largest impact coming from the State of California. Accounts payable increased due primarily to incremental purchases made towards the end of the quarter related to promotional vendor programs. The decrease in accounts receivable is due primarily to better credit and collection procedures in several divisions.

Cash flows relating to investing activities

Net cash used in investing activities was $3.9 million for the first quarter of 2007 compared with $3.8 million for the first quarter of 2006. The marginal increase relates primarily to higher capital spending on delivery and warehouse equipment in the first quarter of this year.

The Company estimates that fiscal 2007 capital expenditures will approximate $24 million including approximately $7.5 million for the new distribution center in Toronto.

Cash flows from financing activities

Net cash used in financing activities increased by $33.0 million to $68.4 million for the first quarter of 2007 compared with $35.4 million in the first quarter of 2006. The increase was due primarily to an increase in payments on our revolving credit line in the first quarter of this year funded primarily by the improved tobacco tax credit terms partially offset by a decrease in book overdrafts due to the timing of payments for inventory.

2005 Revolving Credit Facility

In October 2005, we entered into a $250 million five-year revolving credit facility (“the 2005 Credit Facility”). All obligations under the 2005 Credit Facility are secured by a first priority interest in and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

For the three months ended March 31, 2007 and 2006, the weighted average interest rate on our revolving credit facility was 6.6% and 5.9%, respectively. In the first quarter of 2007 and 2006, the Company paid total unused facility fees of $0.1 million.

In fiscal year 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which were deferred and are amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheets. Unamortized debt issuance costs were $1.5 million and $1.9 million at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, net available capacity under the 2005 Credit Agreement was $168.2 million and $83.6 million, respectively, and we were in compliance with all of the covenants under the 2005 Credit Agreement. During the first three months of 2007 and 2006, the maximum amount of borrowing was $78.0 million and $59.6 million under the revolving credit facility and the maximum amount outstanding under letters of credit facilities were $42.5 and $55.0 million, respectively.

Litigation

In the ordinary course of our business, we are subject to certain legal proceedings, claims, investigations and administrative proceedings. In accordance with SFAS No. 5 Accounting for Contingencies, we record a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. When applicable, these provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At March 31, 2007, we were not involved in any material litigation.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

We may lose business if cigarette or other manufacturers decide to engage in direct distribution

In the past certain large manufacturers have elected to engage in direct distribution of their products and eliminate distributors such as Core-Mark. If other manufacturers make similar decisions in the future our revenues and profits would be adversely affected, and there can be no assurance that we will be able to take action to compensate for such losses.

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

Two particular economic factors may have a significant impact on our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have in the past experienced a decrease in the proportion of their customers’ expenditures on food/non-food products compared to customers’ expenditures on cigarettes. If gasoline prices were to undergo a sustained increase and a similar shift in expenditures were to result, we could experience pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do. Historically, we have been able to pass on a substantial portion of increases in our own fuel costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including labor and fuel costs, is not assured.

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

We generate a significant portion of our revenues in Canadian dollars, approximately 18% in 2006. We also incur a significant portion of our expenses, in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Generally Accepted Accounting Principles (GAAP) require that such foreign currency transaction gains or losses on intercompany transactions be recorded as a gain or loss within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.

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

We have identified one material weakness in our internal controls over financial reporting existing as of March 31, 2007. If we fail to remedy this material weaknesses in our internal controls over financial reporting, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in “Item 4. Controls and Procedures,” we have concluded that a material weakness in our internal controls over financial reporting existed as of March 31, 2007.

Risks Relating to the Distribution of Cigarettes

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the first quarter ended March 31, 2007, approximately 70% of our revenues came from the distribution of cigarettes. During the same period, approximately 34% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the United States and Canadian cigarette and tobacco market has generally been declining, and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefited from a shift of cigarette and tobacco sales to convenience stores. However, this favorable trend may not continue and may reverse.

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

The Company’s market risk disclosures set forth in Item 7A of the Annual Report on Form 10-K, for the year ended December 31, 2006, filed on March 15, 2007 did not change materially during the three months ended March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s chief executive officer and its chief financial officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Existing as of March 31, 2007

Management has concluded that the following material weakness in our internal control over financial reporting remained as of March 31, 2007:

•

The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

Status of Material Weakness Remediation

The Company believes it has made substantial progress in the remediation of the material weakness described above through the design and implementation of an enhanced financial organizational structure and other steps which are discussed in our annual report on Form 10-K for the year ended December 31, 2006. However, the identified material weakness in our internal control over financial reporting will not be considered remediated until the organizational changes and procedures are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively.

Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the Company’s Legal Proceedings as discussed in our Form 10-K for the year ended December 31, 2006 and filed with the SEC on March 15, 2007.

ITEM 1A.	RISK FACTORS

The Company has updated the following risk factors included in its Form 10-K for the year ended December 31, 2006:

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the first quarter ended March 31, 2007, approximately 70% of our revenues came from the distribution of cigarettes. During the same period, approximately 34% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the United States and Canadian cigarette and tobacco market has generally been declining, and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefited from a shift of cigarette and tobacco sales to convenience stores. However, this favorable trend may not continue and may reverse.

We have identified one material weakness in our internal controls over financial reporting existing as of March 31, 2007. If we fail to remedy this material weaknesses in our internal controls over financial reporting, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in “Item 4. Controls and Procedures,” we have concluded that a material weakness in our internal controls over financial reporting existed as of March 31, 2007.

We may lose business if cigarette or other manufacturers decide to engage in direct distribution

In the past certain large manufacturers have elected to engage in direct distribution of their products and eliminate distributors such as Core-Mark. If other manufacturers make similar decisions in the future our revenues and profits would be adversely affected, and there can be no assurance that we will be able to take action to compensate for such losses.

The Company has deleted the following risk factors included in its Form 10-K for the year ended December 31, 2006:

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

CORE-MARK HOLDING COMPANY, INC.

Date: May 10, 2007	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 10, 2007	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer