Form 10-Q
period 2007-06-30
Core-Mark Holding Company, Inc.
filed 2007-08-08
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of June 30, 2007, 10,393,237 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13.9	$19.9
Restricted cash	12.4	9.3
Accounts receivable, net of allowance for doubtful accounts of $3.7 and $4.0, respectively	163.3	149.4
Other receivables, net (Note 4)	45.6	35.7
Inventories, net (Note 2)	212.5	219.4
Deposits and prepayments	28.0	17.0
Deferred Income Taxes	5.9	—

Total current assets	481.6	450.7

Property and equipment, net	57.4	55.0
Goodwill	2.8	2.9
Other non-current assets, net	53.0	47.0

Total assets	$594.8	$555.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80.2	$51.6
Book overdrafts	18.3	15.5
Cigarette and tobacco taxes payable	92.7	67.2
Accrued liabilities	53.3	56.0
Income taxes payable (Note 7)	1.6	6.9
Deferred income taxes (Note 7)	—	14.4

Total current liabilities	246.1	211.6

Long-term debt, net (Note 6)	32.8	78.0
Other tax liabilities	13.8	3.6
Claims liabilities, net of current portion	37.9	37.5
Pension liabilities	9.1	9.2

Total liabilities	339.7	339.9

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,393,237 and 10,208,292 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	0.1	0.1
Additional paid-in capital	199.1	175.5
Retained earnings	55.9	40.2
Accumulated other comprehensive loss	—	(0.1)

Total stockholders’ equity	255.1	215.7

Total liabilities and stockholders’ equity	$594.8	$555.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,434.0	$1,345.6	$2,710.1	$2,524.5
Cost of goods sold	1,337.4	1,271.8	2,538.0	2,386.2

Gross profit	96.6	73.8	172.1	138.3

Warehousing and distribution expenses	42.9	36.4	83.0	69.5
Selling, general and administrative expenses	29.5	24.5	60.7	51.7
Amortization of intangible assets	0.5	0.4	0.9	0.7

Total operating expenses	72.9	61.3	144.6	121.9

Income from operations	23.7	12.5	27.5	16.4
Interest expense	0.6	1.0	1.5	2.0
Interest income	(0.3)	(0.3)	(0.5)	(0.5)
Foreign currency transaction gains, net	(0.7)	(0.5)	(0.6)	(0.4)

Income before income taxes	24.1	12.3	27.1	15.3
Provision for income taxes (Note 7)	10.5	5.4	11.4	6.7

Net income	$13.6	$6.9	$15.7	$8.6

Basic income per common share (Note 8)	$1.31	$0.69	$1.52	$0.87

Diluted income per common share (Note 8)	$1.20	$0.63	$1.40	$0.79

Basic weighted average shares (Note 8)	10.4	10.0	10.3	9.9
Diluted weighted average shares (Note 8)	11.3	11.0	11.2	10.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$15.7	$8.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	5.2	3.4
Amortization of stock-based compensation expense	2.4	2.2
Bad debt reserves, net	(0.1)	(0.3)
Depreciation and amortization	7.6	5.8
Foreign currency transaction gains, net	(0.6)	(0.4)
Deferred income taxes	—	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(12.9)	(25.8)
Other receivables	(8.8)	(1.8)
Inventories	3.8	7.0
Deposits, prepayments and other non-current assets	(12.9)	(8.9)
Accounts payable	28.3	14.0
Cigarette and tobacco taxes payable	23.1	(4.2)
Income taxes payable	(2.1)	—
Pension, claims and other accrued liabilities	(4.3)	(3.6)

Net cash provided by (used in) operating activities	44.4	(4.2)

Cash flows from investing activities:
Restricted cash	(2.1)	(3.6)
Acquisition of business, net of cash acquired	—	(55.8)
Additions to property and equipment, net	(7.2)	(3.8)
Proceeds from sale of fixed assets	0.1	—

Net cash used in investing activities	(9.2)	(63.2)

Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(45.2)	67.2
Cash proceeds from exercise of common stock options	1.8	1.7
Excess tax deductions associated with stock-based compensation	0.9	1.2
Increase (decrease) in book overdrafts	2.8	(8.3)

Net cash provided by (used in) financing activities	(39.7)	61.8

Effects of changes in foreign exchange rates	(1.5)	(0.3)

Decrease in cash and cash equivalents	(6.0)	(5.9)
Cash and cash equivalents, beginning period	19.9	30.0

Cash and cash equivalents, end of period	$13.9	$24.1

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$13.8	$5.1
Interest	$1.9	$2.0

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as, “we,” “us,” “our,” or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments, except as disclosed in Note 7, Income Taxes) necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 which are included in our 2006 Annual Report on Form 10-K.

Reclassifications

Amortization of debt issuance cost for the three and six months ended June 30, 2006 of $0.1 million and $0.2 million, respectively, have been reclassified from debt issuance costs to interest expense in the statement of operations to conform to current period presentation.

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. We recorded LIFO expense of $2.9 million for the three months ended June 30, 2007 and $1.5 million for the same period in 2006, and $4.7 million for the six months ended June 30, 2007 and $2.9 million for the same period in 2006.

3. Asset Acquisition of Klein Candy Co., L.P.

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co., L.P. (the Pennsylvania division or Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million. We acquired Klein to help build a national distribution capacity by expanding our presence into the Eastern United States and funded the transaction under our existing $250 million Revolving Credit Facility.

Operating results for the Pennsylvania division are included in the consolidated statements of operations from the date of acquisition. The following pro forma consolidated results of operations for the three and six months ended June 30, 2006 assume that the Klein acquisition was completed as of January 1, 2006.

	Pro Forma
(Dollars in Millions, Except Per Share Amounts)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$1,496.1	$2,866.8
Net income	$6.3	$7.7
Basic earnings per common share	$0.63	$0.77
Diluted earnings per common share	$0.57	$0.70

The pro forma net sales for the three and six months ended June 30, 2006 include our historical results and Klein combined. However, on the acquisition date, we acquired only certain assets and certain liabilities of Klein. Additionally, the combined Company does not service all of Klein’s former customers. As a result, the net sales and corresponding expenses of the Pennsylvania division under our management are lower than those reflected in the June 30, 2006 pro forma consolidated results.

4. Other Receivables, net

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of Other Tobacco Product (OTP) tax of approximately $13.3 million, which represents 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July of 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold and an increase to Other Receivables.

5. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income, as reported	$13.6	$6.9	$15.7	$8.6
Foreign currency translation adjustment	—	0.4	0.1	0.4

Total comprehensive income	$13.6	$7.3	$15.8	$9.0

6. Long-term Debt

In October 2005, we entered into a $250 million five-year revolving credit facility (“the 2005 Credit Facility”). All obligations under the 2005 Credit Facility are secured by a first priority interest and liens upon substantially all of our present and future assets. The terms of the 2005 Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

At June 30, 2007 and December 31, 2006, net available capacity under the 2005 Credit Agreement was $159.6 million and $115.4 million, respectively, and we were in compliance with all of the covenants. At June 30, 2007 and December 31, 2006, the amount of borrowing under the revolving credit facility was $32.8 million and $78.0 million, respectively. At June 30, 2007 and December 31, 2006, the amount outstanding under letters of credit facilities was $27.9 million and $42.3 million, respectively.

Our weighted average rate is calculated based on our daily cost of borrowing which is computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the three months ended June 30, 2007 and 2006 was 7.1% and 6.4%, respectively, and for the six months ended June 30, 2007 and 2006 was 6.8% and 6.2%, respectively. We paid total unused facility fees of $0.1 million for each of the three months ended June 30, 2007 and 2006, and $0.2 million for each of the six months ended June 30, 2007 and 2006.

In 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which were deferred and are being amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheets. Unamortized debt issuance costs were $1.4 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

7. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The impact of adopting FIN 48, as of January 1, 2007, on our consolidated financial statements is summarized below (in millions).

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
Deferred income taxes (current)	$(14.4)	$20.4	$6.0
Other non-current assets, net	$47.0	$5.8	$52.8
Income taxes payable	$6.9	$(1.7)	$5.2
Other tax liabilities	$3.6	$9.3	$12.9
Additional paid-in capital	$175.5	$18.5	$194.0
Retained earnings	$40.2	$0.1	$40.3

At January 1, 2007, the total amount of unrecognized tax benefits, which is included in other tax liabilities, related to federal, state and foreign taxes was approximately $11 million. We do not anticipate that the total unrecognized tax benefit will significantly change prior to the end of the second quarter of 2008. As of January 1, 2007, we recorded a liability of $2.4 million for the payment of interest and penalties related to unrecognized tax benefits, consisting of $2.1 million for interest and $0.3 million related to penalties.

Our effective tax rate was 43.6% for the three months ended June 30, 2007 compared to 43.9% for the same period in 2006. Included in the provision for income taxes for the three months ended June 30, 2007 is $0.3 million of after tax interest primarily related to unrecognized tax benefits under FIN 48.

Our effective tax rate was 42.1% for the six months ended June 30, 2007 compared to 43.8% for the same period in 2006. Included in the provision for income taxes for the six months ended June 30, 2007 is $1.0 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 is due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also includes a $1.1 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs.

8. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$13.6	10.4	$1.31	$6.9	10.0	$0.69
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	(0.01)		0.1	(0.01)
Stock options		0.3	(0.04)		0.4	(0.02)
Warrants		0.5	(0.06)		0.5	(0.03)

Diluted EPS	$13.6	11.3	$1.20	$6.9	11.0	$0.63

	Six Months Ended June 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$15.7	10.3	$1.52	$8.6	9.9	$0.87
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	(0.02)		0.1	(0.01)
Stock options		0.3	(0.04)		0.4	(0.03)
Warrants		0.5	(0.06)		0.5	(0.04)

Diluted EPS	$15.7	11.2	$1.40	$8.6	10.9	$0.79

9. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.2 million for the three months ended June 30, 2007 as compared to $1.1 million for the same period in 2006, and $2.4 million for the six months ended June 30, 2007 as compared to $2.2 million for the same period in 2006. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.9 million at June 30, 2007. This balance is expected to be recognized over a weighted average period of 1.5 years.

The following table presents the weighted average assumptions used in the Black Scholes option pricing model to value the stock options and restricted stock units granted during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Expected life (years)	3.0-4.0	4.0
Risk-free interest rate	4.50%-4.71%	4.44%-5.13%
Volatility	30%	30%
Dividend yield	—	—
Weighted-average fair value of grants:
Stock options	$11.07	$—
Restricted stock units	$32.13	$36.09

The following table summarizes activity for all stock option and restricted stock plans for the six months ended June 30, 2007:

	2004 LTIP		2004 LTIP/ Directors’ Plan		2005 LTIP		2005 Directors’ Plan
	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	116,928	$0.01	870,372	$15.50	126,467	$0.01	15,000	$27.03
Granted	15,000	0.01	54,637	36.03	8,900	0.01	—	—
Exercised	(32,620)	0.01	(115,705)	15.50	(36,570)	0.01	—	—
Canceled	(442)	0.01	(2,454)	15.50	(2,721)	0.01	—	—
Reclass	(3,000)	0.01	—	—	3,000	0.01	—	—

Outstanding at June 30, 2007	95,866	0.01	806,850	16.89	99,076	0.01	15,000	27.03

Exercisable at June 30, 2007	77,241	0.01	699,078	15.50	46,528	0.01	8,750	27.03

Aggregate intrinsic value is calculated based upon the difference between the grant price of options or restricted stock awards and the market value of our stock. The aggregate intrinsic value of stock options and restricted stock awards exercised during the six months ended June 30, 2007 was approximately $4.3 million as compared to $5.6 million for the same period in 2006.

The aggregate fair value of stock options vested in the six months ended June 30, 2007 was approximately $6.5 million as compared to $6.7 million for the same period in 2006. The aggregate fair value of restricted stock awards vested in the six months ended June 30, 2007 was approximately $2.1 million as compared to $3.6 million for the same period in 2006.

On May 15, 2007, we adopted the 2007 Long Term Incentive Plan (the “2007 Plan”). A description of the material terms of the 2007 Plan was included under the heading “Proposal 2. Approval of Core-Mark 2007 Long-Term Incentive Plan” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC) on April 23, 2007. No awards were made under the Plan during the second quarter of 2007.

10. Employee Benefit Plans

Pension and Post-Retirement Defined Benefit Plans

We sponsor a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the Plan, on the Effective Date, we were assigned the obligations for three former Fleming defined-benefit pension plans. The Predecessor Company’s frozen pension benefit plans and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.0	$1.0
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.1)

Net periodic benefit cost (income)	$(0.1)	$(0.1)	$(0.2)	$(0.1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.2

Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

We contributed $0.1 million to our pension and other post-retirement benefit plans during the three and six months ended June 30, 2007, respectively. We contributed $0.3 million and $0.6 million to our pension and other post-retirement benefit plans during the three and six months ended June 30, 2006, respectively.

During the third quarter of 2007, we expect to contribute approximately $0.2 million to our pension and other post-retirement benefit plans.

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. In accordance with the 401(k) plan, the matching contribution for the 2007 fiscal year will be made at the beginning of 2008.

11. Segment and Geographic Information

We have identified two reportable segments, United States and Canada, based on the differing economic characteristics of each and based on the level at which our chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. For management reporting purposes, the chief operating decision maker evaluates business segment performance based on income before income taxes. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and six months ended June 30, 2007.

Information about our operations by business segment, defined by geographic area, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
United States	$1,231.2	$1,069.0	$2,345.5	$2,011.4
Canada	193.4	271.0	350.3	502.6
Corporate adjustments and eliminations	9.4	5.6	14.3	10.5

Total	$1,434.0	$1,345.6	$2,710.1	$2,524.5

Income before income taxes:
United States	$8.9	$5.3	$12.1	$5.9
Canada	0.2	2.8	0.8	3.0
Corporate adjustments and eliminations	15.0	4.2	14.2	6.4

Total	$24.1	$12.3	$27.1	$15.3

Interest expense:
United States	$5.0	$5.0	$10.4	$9.8
Canada	—	—	—	—
Corporate adjustments and eliminations	(4.4)	(4.0)	(8.9)	(7.8)

Total	$0.6	$1.0	$1.5	$2.0

Interest income:
United States	$(0.1)	$—	$(0.1)	$—
Canada	(0.1)	(0.2)	(0.1)	(0.3)
Corporate adjustments and eliminations	(0.1)	(0.1)	(0.3)	(0.2)

Total	$(0.3)	$(0.3)	$(0.5)	$(0.5)

Depreciation and amortization:
United States	$3.2	$2.0	$6.1	$4.4
Canada	0.2	0.3	0.4	0.5
Corporate adjustments and eliminations	0.6	0.6	1.1	0.9

Total	$4.0	$2.9	$7.6	$5.8

Information about our operations by major product category, by geographic segment, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales cigarettes :
United States	$864.8	$745.4	$1,654.2	$1,410.6
Canada	128.8	208.9	231.2	387.0

Total	$993.6	$954.3	$1,885.4	$1,797.6

Net sales food/non-food :
United States	$366.4	$323.6	$691.3	$600.8
Canada	64.6	62.1	119.1	115.6
Corporate adjustments and eliminations	9.4	5.6	14.3	10.5

Total	$440.4	$391.3	$824.7	$726.9

Identifiable assets by geographic area (in millions):

	June 30, 2007	December 31, 2006
Identifiable assets:
United States	$528.9	$509.4
Canada	65.9	46.2

Total	$594.8	$555.6

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

You should read the following discussion together with the consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

We derive our net sales predominantly from sales to convenience store customers. Our gross profit is derived primarily by applying a markup to the cost of the product at the time of the sale and from cost reductions derived from vendor credit term discounts received and other vendor incentive programs. Our operating expenses are comprised primarily of sales personnel costs; warehouse personnel costs related to receiving, stocking, and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities, and other general and administrative costs.

Recent Business Developments

Tax Refund Settlement Agreement

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of Other Tobacco Product (OTP) tax of approximately $13.3 million, representing 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July of 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold.

Expansion to Eastern Canada

In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario on February 1, 2008. This new facility will expand our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. We estimate the total cost of the facility to be approximately $9.5 million, including $1.5 million of start-up costs which is expected to be expensed in 2007.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

	2007 Increase (Decrease) (in millions)	Three months ended June 30, 2007			Three months ended June 30, 2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$88.4	$1,434.0	100.0%	—	$1,345.6	100.0%	—
Net sales—Cigarettes	39.3	993.6	69.3	62.2	954.3	70.9	63.9
Net sales—Food/Non-food	49.1	440.4	30.7	37.8	391.3	29.1	36.1
Net sales, less excise taxes (1)	79.4	1,088.5	75.9	100.0	1,009.1	75.0	100.0
Gross profit	22.8	96.6	6.7	8.9	73.8	5.5	7.3
Warehousing and distribution expenses (2)	6.5	42.9	3.0	3.9	36.4	2.7	3.6
Selling, general and administrative expenses	5.0	29.5	2.1	2.7	24.5	1.8	2.4
Income from operations	11.2	23.7	1.7	2.2	12.5	0.9	1.2
Interest expense	(0.4)	0.6	—	0.1	1.0	0.1	0.1
Interest income	—	(0.3)	—	—	(0.3)	—	—
Foreign currency transaction gains, net	0.2	(0.7)	—	(0.1)	(0.5)	—	—
Income before income taxes	11.8	24.1	1.7	2.2	12.3	0.9	1.2
Net income	6.7	13.6	0.9	1.2	6.9	0.5	0.7

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $88.4 million, or 6.6%, to $1,434.0 million for the three months ended June 30, 2007 as compared to $1,345.6 million for the same period in 2006. The Pennsylvania division, which we acquired in June 2006, contributed $122.2 million of incremental sales compared with the second quarter of 2006. This was offset by lost sales of approximately $100.0 million due to the move by a large Canadian supplier, Imperial Tobacco, to direct-to-store delivery of its products in Canada. The remaining increase of $66.2 million was due to net sales increases to existing customers and sales to new customers. Included in net sales above are increases in excise taxes of $9.0 million, due primarily to cigarettes, for the three months ended June 30, 2007 compared to the same period in 2006.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2007 increased by $39.3 million, or 4.1%, to $993.6 million compared to $954.3 million for the same period in 2006. The increase in net cigarette sales was driven primarily by a 2.6% increase in cigarette carton sales combined with an increase in excise taxes. The increase in cigarette carton sales was due primarily to the addition of the Pennsylvania division, increases from existing and other new customers offset by decreases from customer losses, and the loss of Imperial Tobacco volume described above. Total net cigarette sales as a percentage of total net sales were 69.3% and 70.9% for the three months ended June 30, 2007 and 2006, respectively.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended June 30, 2007 increased $49.1 million, or 12.5%, to $440.4 million compared to $391.3 million for the same period in 2006. The increase is due primarily to higher sales to existing and new customers, including the new Pennsylvania division, partially offset by decreased sales from customer losses. Total net sales of food and non-food products as a percentage of total net sales were 30.7% and 29.1% for the three months ended June 30, 2007 and 2006, respectively.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended June 30, 2007 increased by $22.8 million, or 30.9%, to $96.6 million compared to $73.8 million for the same period in 2006. The increase in gross profit dollars in the second quarter of 2007 was due primarily to the State of Washington OTP tax refund of $13.3 million recorded as a reduction to cost of goods sold, an overall increase in sales volume, an increase in cigarette inventory holding profits of $1.1 million, and a higher percentage of sales from higher-margin food/non-food products compared to the same period in 2006. For the three months ended June 30, 2007, approximately 73.4% of gross profit was derived from food/non-food products compared to 69.5% for the same period in 2006.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,434.0	100.0%	—	$1,345.6	100.0%	—
Net sales, less excise taxes (1)	1,088.5	75.9	100.0%	1,009.1	75.0	100.0%
State of Washington OTP tax refund	13.3	0.93	1.22	—	—	—
LIFO expense	(2.9)	(0.2)	(0.27)	(1.5)	(0.11)	(0.15)
Cigarette inventory holding profits	1.1	0.08	0.10	—	—	—
Remaining gross profit	85.1	5.93	7.82	75.3	5.60	7.46

Gross profit	$96.6	6.74%	8.87%	$73.8	5.49%	7.31%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2007, operating expenses increased $11.6 million, or 18.9%, to $72.9 million from $61.3 million for the same period in 2006. Overall, costs related to labor and benefits comprised approximately 65% and 63% of warehousing, distribution and selling, general and administrative expenses for the three months ended June 30, 2007 and 2006, respectively. A significant percentage of our labor costs is variable in nature and fluctuates relative to our sales volume.

Warehousing and Distribution Expenses. Warehousing and distribution expenses for the three months ended June 30, 2007 increased by $6.5 million, or 17.9%, to $42.9 million from $36.4 million for the same period in 2006. The increase in warehousing and distribution expenses was due primarily to the addition of the Pennsylvania division, an increase in sales volume and higher salaries and benefits. In addition to the impact attributable to an increase in sales volume for the quarter, salaries and benefits also increased due to tight labor markets in certain locations predominantly for drivers. As a percentage of net sales, warehousing and distribution expenses were 3.0% for the three months ended June 30, 2007 compared to 2.7% for the same period in 2006. The reduction in sales related to the loss of Imperial Tobacco volume resulted in an increase of approximately 20 basis points in warehousing and distribution expenses as a percentage of net sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.0 million, or 20.4%, to $29.5 million for the three months ended June 30, 2007 compared to $24.5 million for the same period in 2006. The increase in SG&A expenses was due primarily to the addition of the Pennsylvania division and $0.6 million in severance expense due to organizational changes in Canada. In the three months ended June 30, 2006, we benefited from a $2.0 million reduction in workers compensation costs resulting from a favorable settlement of amounts owed by us for claims inherited in connection with the Fleming bankruptcy and the reversal of vendor payables determined not due totaling $0.5 million. As a percentage of net sales, SG&A expenses were 2.1% for the three months ended June 30, 2007 compared to 1.8% for the same period in 2006. The increase in SG&A as a percentage of net sales compared with last year is due primarily to the reduction in sales related to the loss of Imperial Tobacco volume, and the items discussed above.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended June 30, 2007, interest expense decreased by $0.4 million, or 40%, to $0.6 million from $1.0 million for the same period in 2006. The decrease in interest expense is due primarily to lower average borrowings in the second quarter of 2007 compared with the second quarter of 2006, offset by a higher average interest rate. The average borrowings for the three months ended June 30, 2007 was $14.7 million compared to $44.5 million for the same period in 2006. During the second quarter of 2007, the weighted average interest rate on the revolving credit facility was 7.1% compared to 6.4% in the second quarter of 2006.

Foreign Currency Transaction Gains, net. We recognized foreign currency transaction gains of $0.7 million and $0.5 for the three months ended June 30, 2007 and 2006, respectively. The fluctuation was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the three months ended June 30, 2007 and 2006, the average Canadian/United States exchange rates were $1.0981 and $1.1224, respectively.

Income Taxes. Our effective tax rate was 43.6% for the three months ended June 30, 2007 compared to 43.9% for the same period in 2006. Included in the provision for income taxes for the three months ended June 30, 2007 is $0.3 million of after tax interest primarily related to unrecognized tax benefits under FIN 48. (See Note 7, Income Taxes)

Comparison of the six months ended June 30, 2007 and 2006

	2007 Increase (Decrease) (in millions)	Six months ended June 30, 2007			Six months ended June 30, 2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$185.6	$2,710.1	100.0%	—	$2,524.5	100.0%	—
Net sales—Cigarettes	87.8	1,885.4	69.6	62.6	1,797.6	71.2	64.6
Net sales—Food/Non-food	97.8	824.7	30.4	37.4	726.9	28.8	35.4
Net sales, less excise taxes (1)	153.7	2,061.4	76.1	100.0	1,907.7	75.6	100.0
Gross profit	33.8	172.1	6.4	8.3	138.3	5.5	7.2
Warehousing and distribution expenses (2)	13.5	83.0	3.1	4.0	69.5	2.8	3.6
Selling, general and administrative expenses	9.0	60.7	2.2	2.9	51.7	2.0	2.7
Income from operations	11.1	27.5	1.0	1.3	16.4	0.7	0.9
Interest expense	(0.5)	1.5	0.1	0.1	2.0	0.1	0.1
Interest income	—	(0.5)	—	—	(0.5)	—	—
Foreign currency transaction gains, net	0.2	(0.6)	—	—	(0.4)	—	—
Income before income taxes	11.8	27.1	1.0	1.3	15.3	0.6	0.8
Net income	7.1	15.7	0.6	0.8	8.6	0.3	0.5

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $185.6 million, or 7.4%, to $2,710.1 million for the six months ended June 30, 2007 from $2,524.5 million for the same period in 2006. The Pennsylvania division, acquired in June 2006, contributed $253.5 million of incremental sales compared with the six months ended June 30, 2006. This was offset by lost sales of $186.6 million due to the move by Imperial Tobacco to direct-to-store delivery of its products in Canada. The remaining increase of $118.7 million was due to net sales increases to existing customers and new customers. Included in net sales above are increases in excise taxes of $31.9 million, due primarily to cigarettes, for the six months ended June 30, 2007 compared to the same period in 2006.

Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2007 increased $87.8 million, or 4.9%, to $1,885.4 million compared to $1,797.6 million for the same period in 2006. The increase in net cigarette sales was driven primarily by a 3.3% increase in cigarette carton sales combined with an increase in excise taxes. The increase in cigarette carton sales was due primarily to the addition of the Pennsylvania division and increases from existing and other new customers, offset by decreases from customer losses and the loss of Imperial Tobacco volume described above. Total net cigarette sales as a percentage of total net sales were 69.6% and 71.2% for the six months ended June 30, 2007 and 2006, respectively.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the six months ended June 30, 2007 increased $97.8 million, or 13.5%, to $824.7 million compared to $726.9 million for the same period in 2006. The increase is due primarily to higher sales to existing and new customers, including the new Pennsylvania division, partially offset by decreased sales from customer losses. Total net sales of food and non-food products as a percentage of total net sales were 30.4% and 28.8% for the six months ended June 30, 2007 and 2006, respectively.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the six months ended June 30, 2007 increased by $33.8 million, or 24.4%, to $172.1 million compared to $138.3 million for the same period in 2006. The increase in gross profit dollars for the six months ended June 30, 2007 was due primarily to an overall increase in sales volume, the State of Washington OTP tax refund of $13.3 million recorded as a reduction to cost of goods sold, and an increase in cigarette inventory holding profits of $3.8 million. For the six months ended June 30, 2007, approximately 70.1% of gross profit was derived from food/non-food products compared to 68.7% for the same period in 2006.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$2,710.1	100.0%	—	$2,524.5	100.0%	—
Net sales, less excise taxes (1)	2,061.4	76.1	100.0%	1,907.7	75.6	100.0%
State of Washington OTP tax refund	13.3	0.49	0.65	—	—	—
LIFO expense	(4.7)	(0.17)	(0.23)	(2.9)	(0.11)	(0.15)
Cigarette inventory holding profits	4.4	0.16	0.21	0.6	0.02	0.03
Remaining gross profit	159.1	5.87	7.72	140.6	5.57	7.37

Gross profit	$172.1	6.35%	8.35%	$138.3	5.48%	7.25%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line.) Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the six months ended June 30, 2007, operating expenses increased $22.7 million, or 18.6%, to $144.6 million from $121.9 million for the same period in 2006. Overall, costs related to labor and benefits comprised approximately 64% of warehousing, distribution and selling, general and administrative expenses for the six months ended June 30, 2007 and 2006, respectively. A significant percentage of our labor costs is variable in nature and fluctuates relative to our sales volume.

Warehousing and Distribution Expenses. Warehousing and distribution expenses for the six months ended June 30, 2007 increased by $13.5 million, or 19.4%, to $83.0 million from $69.5 million for the same period in 2006. The increase in warehousing and distribution expenses was due primarily to the addition of the Pennsylvania division, an increase in sales volume and higher salaries and benefits. In addition to the impact attributable to an increase in sales volume for the period, salaries and benefits also increased due to tight labor markets in certain locations predominantly for drivers. As a percentage of net sales, warehousing and distribution expenses were 3.1% for the six months ended June 30, 2007 compared to 2.8% for the six months ended June 30, 2006. The reduction in sales related to the loss of Imperial Tobacco volume resulted in an increase of approximately 20 basis points in warehousing and distribution expenses as a percentage of net sales. The remaining increase as a percentage of net sales is due to the items discussed above.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $9.0 million, or 17.4%, to $60.7 million for the six months ended June 30, 2007 compared to $51.7 million for the same period in 2006. The increase in SG&A expenses was due primarily to the addition of the Pennsylvania division, an increase in professional fees largely related to the completion of our first year Sarbanes-Oxley compliance efforts, and severance expense due to organizational changes in Canada. In the six months ended June 30, 2006, we benefited from a $2.0 million reduction in workers compensation costs resulting from a favorable settlement of amounts owed by us for claims inherited in connection with the Fleming bankruptcy, the favorable settlement of vendor payables and previously written-off customer receivables totaling $1.6 million. As a percentage of net sales, SG&A expenses were 2.2% for the six months ended June 30, 2007 compared to 2.0% for the same period in 2006. The increase in SG&A as a percentage of net sales is due primarily to the reduction in sales related to the loss of Imperial Tobacco volume, and the items discussed above.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the six months ended June 30, 2007, interest expense decreased by $0.5 million, or 25%, to $1.5 million from $2.0 million for the same period in 2006. The decrease in interest expense is due primarily to lower average borrowings during the six months ended June 30, 2007 compared with the same period in 2006, offset by a higher average interest rate. The average borrowings for the six months ended June 30, 2007 was $23.7 million compared to $42.4 million for the same period in 2006. During the six months ended June 30, 2007, the weighted average interest rate on the revolving credit facility was 6.8% compared to 6.2% for the same period in 2006.

Foreign Currency Transaction Gains, net. We recognized foreign currency transaction gains of $0.6 million and $0.4 for the six months ended June 30, 2007 and 2006, respectively. The fluctuation was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the six months ended June 30, 2007 and 2006, the average Canadian/United States exchange rates were $1.1347 and $1.1384, respectively.

Income Taxes. Our effective tax rate was 42.1% for the six months ended June 30, 2007 compared to 43.8% for the same period in 2006. Included in the provision for income taxes for the six months ended June 30, 2007 is $1.0 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 is due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also includes a $1.1 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs. (See Note 7, Income Taxes)

Summary of Sales and Profit by Product Line. The following table summarizes our cigarette and other product sales and gross profit for the three and six months ended June 30, 2007 and 2006 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cigarettes
Net sales	$993.6	$954.3	$1,885.4	$1,797.6
Excise Taxes in sales	$316.9	$309.0	$595.8	$566.0
Net sales, less excise taxes (2)	$676.7	$645.3	$1,289.6	$1,231.6
Gross Profit (1)	$25.7	$22.5	$51.5	$43.3
% of Total Net Sales	69.3%	70.9%	69.6%	71.2%
% of Total Net Sales, less excise taxes (2)	62.2%	63.9%	62.6%	64.6%
% of Gross Profit	26.6%	30.5%	29.9%	31.3%

Food/Non-food Products
Net sales	$440.4	$391.3	$824.7	$726.9
Excise Taxes in Sales	$28.6	$27.5	$52.9	$50.8
Net sales, less excise taxes (2)	$411.8	$363.8	$771.8	$676.1
Gross Profit (1)	$70.9	$51.3	$120.6	$95.0
% of Total Net Sales	30.7%	29.1%	30.4%	28.8%
% of Total Net Sales, less excise taxes (2)	37.8%	36.1%	37.4%	35.4%
% of Gross Profit	73.4%	69.5%	70.1%	68.7%

Total Net Sales	$1,434.0	$1,345.6	$2,710.1	$2,524.5
Total Excise Taxes in Sales	$345.5	$336.5	$648.7	$616.8
Total Net Sales, less excise taxes (2)	$1,088.5	$1,009.1	$2,061.4	$1,907.7
% of Total Net Sales, less excise taxes (2)	75.9%	75.0%	76.1%	75.6%
Gross Profit	$96.6	$73.8	$172.1	$138.3

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended June 30, 2007 were $1.1 million. There were no cigarette holding profits for the three months ended June 30, 2006. Cigarette holding profits for the six months ended June 30, 2007 and 2006 were $4.4 million and $0.6 million, respectively.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash as of June 30, 2007 and 2006 was $13.9 million and $24.1 million, respectively. Our restricted cash as of June 30, 2007 and 2006 was $12.4 million and $15.0 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

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

Cash flows from operating activities

Net cash provided by operating activities increased by $48.6 million to $44.4 million for the six months ended June 30, 2007 compared with $4.2 million of net cash used in operating activities for the same period in 2006. The increase in net cash provided by operations was due primarily to increases in net income and cigarette and tobacco taxes payable combined with higher accounts payable, and a reduction in accounts receivable. The increase in cigarette and tobacco taxes payable is due to the re-establishment of credit terms in several states with the largest impact coming from the State of California. Accounts payable increased due primarily to incremental purchases made towards the end of the quarter related to promotional vendor programs. The decrease in accounts receivable is due primarily to better credit and collection procedures in several divisions.

Cash flows from investing activities

Net cash used in investing activities decreased by $54.0 million to $9.2 million for the six months ended June 30, 2007 compared with $63.2 million for the same period in 2006. Capital expenditures increased by $3.4 million in the 2007 period due to expenditures in delivery and warehouse equipment. Cash flows in investing activities in the 2006 period included $55.8 million related to the Klein acquisition.

We estimate that fiscal 2007 capital expenditures will approximate $24 million, including approximately $8.0 million for the new distribution center in Toronto.

Cash flows from financing activities

Net cash used in financing activities decreased by $101.5 million to $39.7 million for the six months ended June 30, 2007 compared with $61.8 million of net cash provided by financing activities for the same period in 2006. The decrease is due primarily to repayments under our revolving credit facility.

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

At June 30, 2007 and December 31, 2006, net available capacity under the 2005 Credit Agreement was $159.6 million and $115.4 million, respectively, and we were in compliance with all of the covenants. At June 30, 2007 and December 31, 2006, the amount of borrowing under the revolving credit facility was $32.8 million and $78.0 million, respectively. At June 30, 2007 and December 31, 2006, the amount outstanding under letters of credit facilities was $27.9 million and $42.3 million, respectively.

Our weighted average rate is calculated based on our daily cost of borrowing which is computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the three months ended June 30, 2007 and 2006 was 7.1% and 6.4%, respectively, and for the six months ended June 30, 2007 and 2006 was 6.8% and 6.2%, respectively. We paid total unused facility fees of $0.1 million for each of the three months ended June 30, 2007 and 2006, and $0.2 million for each of the six months ended June 30, 2007 and 2006.

In 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which were deferred and are amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheets. Unamortized debt issuance costs were $1.4 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

Critical Accounting Policies and Estimates

There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on March 15, 2007. As reported in our Form 10Q for the quarter ended March 31, 2007, filed with the SEC on May 10, 2007, we adopted FIN 48 as of January 1, 2007.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the six months ended June 30, 2007 and 2006, cigarette inventory holding profits were $4.4 million, or 2.6%, and $0.6 million, or 0.4%, of our gross profit for the period, respectively. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts primarily on growing our food/non-food product sales. These product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

FORWARD LOOKING STATEMENTS

Except for historical information, the statements made in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those discussed in such forward looking statements.

Factors that might cause or contribute to such differences include, but are not limited to our dependence on the convenience store industry for our revenues; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; our dependence on our senior management and key personnel; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; our material weakness in internal controls over financial reporting; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with SEC on March 15, 2007 did not change materially during the six months ended June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Existing as of June 30, 2007

Management has concluded that the following material weakness in our internal control over financial reporting remained as of June 30, 2007:

•

We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements and the complexity of our operations and transactions.

Status of Material Weakness Remediation

We believe we have made substantial progress in the remediation of the material weakness described above through the design and implementation of an enhanced financial organizational structure and other steps which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. However, the identified material weakness in our internal control over financial reporting will not be considered remediated until the organizational changes and procedures are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively.

Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

Except as reported above under Material Weaknesses in Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

ITEM 1A.	RISK FACTORS

Our Risk Factors are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007. Certain Risk Factors were updated and deleted in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 10, 2007. Those filings incorporate and describe our Risk Factors to date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

We held our 2007 annual meeting of stockholders on May 15, 2007. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

The following individuals were elected by holders of our common stock as our directors to serve for a one-year term until the 2008 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Robert A. Allen	4,981,676	2,410,548	—	—
Stuart W. Booth	6,392,410	999,814	—	—
Gary F. Colter	6,311,313	1,080,911	—	—
L. William Krause	6,302,319	1,089,905	—	—
Harvey L. Tepner	6,429,717	962,507	—	—
Randolph I. Thornton	6,311,364	1,080,860	—	—
J. Michael Walsh	6,435,556	956,668	—	—

Proposal II:

The 2007 Long-Term Incentive Plan has been duly approved, to become effective on July 1, 2007. The following constitutes the number of shares voted for the approval of the Plan:

	Votes For	Votes Against	Abstain	Broker Non-Votes
2007 Long-Term Incentive Plan	3,492,101	2,901,668	10,088	—

Proposal III:

Deloitte & Touche LLP has been duly ratified as the Company’s independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007. The following constitutes the number of shares voted for the ratification of the selection of Deloitte & Touche LLP:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Deloitte & Touche LLP	6,486,856	905,317	51	—

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.17	Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2007).

10.18	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2007).

10.19	Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.20	Management Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.21	Management Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2007	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2007	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer