Form 10-Q
period 2007-09-30
Core-Mark Holding Company, Inc.
filed 2007-11-09
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of September 30, 2007, 10,435,435 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14.8	$19.9
Restricted cash	11.5	9.3
Accounts receivable, net of allowance for doubtful accounts of $9.2 and $4.0, respectively (Note 3)	149.7	149.4
Other receivables, net (Note 4)	33.3	35.7
Inventories, net (Note 2)	238.3	219.4
Deposits and prepayments	38.3	17.0
Deferred Income Taxes (Note 7)	5.8	—

Total current assets	491.7	450.7

Property and equipment, net	62.3	55.0
Goodwill	2.8	2.9
Other non-current assets, net	51.4	47.0

Total assets	$608.2	$555.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65.2	$51.6
Book overdrafts	18.4	15.5
Cigarette and tobacco taxes payable	90.1	67.2
Accrued liabilities	59.9	56.0
Income taxes payable (Note 7)	—	6.9
Deferred income taxes (Note 7)	—	14.4

Total current liabilities	233.6	211.6

Long-term debt, net (Note 6)	53.7	78.0
Other tax liabilities (Note 7)	13.7	3.6
Claims liabilities, net of current portion	38.5	37.5
Pension liabilities	7.7	9.2

Total liabilities	347.2	339.9

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,435,435 and 10,208,292 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	0.1	0.1
Additional paid-in capital	201.2	175.5
Retained earnings	59.3	40.2
Accumulated other comprehensive income (loss)	0.4	(0.1)

Total stockholders’ equity	261.0	215.7

Total liabilities and stockholders’ equity	$608.2	$555.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$1,477.5	$1,482.0	$4,187.6	$4,006.5
Cost of goods sold	1,392.3	1,403.0	3,930.3	3,789.2

Gross profit	85.2	79.0	257.3	217.3

Warehousing and distribution expenses	45.6	42.3	128.6	111.8
Selling, general and administrative expenses	34.6	28.1	95.3	79.8
Amortization of intangible assets	0.4	0.4	1.3	1.1

Total operating expenses	80.6	70.8	225.2	192.7

Income from operations	4.6	8.2	32.1	24.6
Interest expense	0.5	1.7	2.0	3.7
Interest income	(0.2)	(0.4)	(0.7)	(0.9)
Foreign currency transaction gains, net	(0.3)	—	(0.9)	(0.4)

Income before income taxes	4.6	6.9	31.7	22.2
Provision for income taxes (Note 7)	1.3	2.5	12.7	9.2

Net income	$3.3	$4.4	$19.0	$13.0

Basic income per common share (Note 8)	$0.32	$0.43	$1.84	$1.30

Diluted income per common share (Note 8)	$0.30	$0.40	$1.69	$1.19

Basic weighted average shares (Note 8)	10.4	10.1	10.4	10.0
Diluted weighted average shares (Note 8)	11.3	10.9	11.2	10.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$19.0	$13.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	10.0	4.5
Amortization of stock-based compensation expense	4.1	3.3
Bad debt expense, net	5.5	(0.4)
Depreciation and amortization	11.0	9.2
Amortization of debt issuance costs	0.3	0.3
Foreign currency transaction gains, net	(0.9)	(0.4)
Deferred income taxes	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	(4.2)	(2.9)
Other receivables	4.0	(1.9)
Inventories	(25.5)	17.5
Deposits, prepayments and other non-current assets	(22.8)	(6.4)
Accounts payable	13.2	34.3
Cigarette and tobacco taxes payable	19.3	(22.6)
Income taxes payable	(5.3)	(0.8)
Pension, claims and other accrued liabilities	1.1	(0.5)

Net cash provided by operating activities	28.8	46.4

Cash flows from investing activities:
Restricted cash	(0.6)	1.7
Acquisition of business, net of cash acquired	—	(55.8)
Additions to property and equipment, net	(13.3)	(8.2)
Proceeds from sale of fixed assets	0.1	0.3

Net cash used in investing activities	(13.8)	(62.0)

Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(24.3)	9.2
Cash proceeds from exercise of common stock options	2.0	2.5
Excess tax deductions associated with stock-based compensation	1.1	1.7
Increase (decrease) in book overdrafts	2.9	(6.7)

Net cash (used in) provided by financing activities	(18.3)	6.7

Effects of changes in foreign exchange rates	(1.8)	(0.3)

Decrease in cash and cash equivalents	(5.1)	(9.2)
Cash and cash equivalents, beginning period	19.9	30.0

Cash and cash equivalents, end of period	$14.8	$20.8

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$27.0	$7.6
Interest	$2.5	$3.7

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” or Core-Mark) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three and nine months ended September 30, 2007 and 2006 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments, except as disclosed in Note 3 and 7) necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

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

Reclassifications

Amortization of debt issuance costs for the three and nine months ended September 30, 2006 of $0.1 million and $0.3 million, respectively, have been reclassified from debt issuance costs to interest expense in the statement of operations to conform to current period presentation.

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. We recorded LIFO expense of $4.6 million for the three months ended September 30, 2007 and $0.8 million for the same period in 2006, and $9.3 million for the nine months ended September 30, 2007 and $3.7 million for the same period in 2006. The increase in LIFO expense in 2007 results from higher annual producer price index estimates primarily for cigarettes, grocery, and confectionery products.

3. Allowance for Doubtful Accounts Receivable

During the third quarter of 2007, two of our customers experienced deteriorating financial conditions leading one of the customers to seek protection under Court Receivership in September of 2007. We believe this customer will file for bankruptcy under Chapter 11 in the near future. Based on management’s evaluation of the customers’ ability to make future payments, including the legal options available, we increased the allowance for doubtful accounts in the third quarter by $5.2 million to $9.2 million as of September 30, 2007 to provide for the collection risks with respect to these accounts receivable. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate. The increase in the allowance for doubtful accounts was recognized in our selling, general and administrative expenses which is included in our operating expenses.

4. Other Receivables, net

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of Other Tobacco Product (OTP) tax of approximately $13.3 million, which represents 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold and an increase to other receivables.

5. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3.3	$4.4	$19.0	$13.0
Foreign currency translation adjustment	0.4	—	0.5	0.4

Total comprehensive income	$3.7	$4.4	$19.5	$13.4

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

At September 30, 2007 and December 31, 2006, net available capacity under the 2005 Credit Agreement was $155.4 million and $115.4 million, respectively, and we were in compliance with all of the covenants. At September 30, 2007 and December 31, 2006, the amount of borrowing under the revolving credit facility was $53.8 million and $78.0 million, respectively, and the amount outstanding under letters of credit facilities was $28.2 million and $42.3 million, respectively.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the three months ended September 30, 2007 and 2006 was 6.9% and 6.7%, respectively, and for the nine months ended September 30, 2007 and 2006 was 6.8% and 6.4%, respectively. We paid total unused facility fees of $0.1 million for the three months ended September 30, 2007 and also for the same period in 2006, and $0.4 million for the nine months ended September 30, 2007 and $0.3 million for the same period in 2006.

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

During the quarter ended September 30, 2007, we reduced the total amount of unrecognized tax benefits by approximately $0.7 million due primarily to the expiration of the statute of limitations relating to certain tax provisions. The remaining balance of unrecognized tax benefits could be impacted further by the expiration of the statute of limitations for certain tax positions. We estimate the impact to be between $0.2 million and $1.0 million through September 30, 2008.

Our effective tax rate was 28.3% for the three months ended September 30, 2007 compared to 36.2% for the same period in 2006. Included in the provision for income taxes for the three months ended September 30, 2007 was $0.2 million of after tax interest related to the underpayment of income taxes in 2004 and 2005 and to unrecognized tax benefits under FIN 48. The provision for income taxes also included a $0.7 million benefit related to the expiration of the statute of limitations for certain tax positions as mentioned above.

Our effective tax rate was 40.1% for the nine months ended September 30, 2007 compared to 41.4% for the same period in 2006. Included in the provision for income taxes for the nine months ended September 30, 2007 was $1.2 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also included a $1.8 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs, and to the expiration of the statute of limitations for certain tax positions included in our unrecognized tax benefits as of January 1, 2007.

8. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$3.3	10.4	$0.32	$4.4	10.1	$0.43
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.2	(0.00)		0.1
Stock options		0.3	(0.01)		0.3	(0.01)
Warrants		0.4	(0.01)		0.4	(0.02)

Diluted EPS	$3.3	11.3	$0.30	$4.4	10.9	$0.40

	Nine Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$19.0	10.4	$1.84	$13.0	10.0	$1.30
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	(0.02)		0.1	(0.01)
Stock options		0.3	(0.05)		0.3	(0.04)
Warrants		0.4	(0.08)		0.5	(0.06)

Diluted EPS	$19.0	11.2	$1.69	$13.0	10.9	$1.19

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

9. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.7 million for the three months ended September 30, 2007 as compared to $1.2 million for the same period in 2006, and $4.1 million for the nine months ended September 30, 2007 as compared to $3.4 million for the same period in 2006. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $5.1 million at September 30, 2007. This balance is expected to be recognized over a weighted average period of 2.1 years.

The following table presents the assumptions used in the Black Scholes option pricing model to value the stock options granted during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Expected life (years)	3.0-4.0	4.0
Risk-free interest rate	4.50%-5.00%	4.44%-5.13%
Volatility	30%	30%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$11.40	$—
Restricted stock units	$35.58	$36.09
Performance shares	$36.96	$—

On May 15, 2007, we adopted the 2007 Long Term Incentive Plan (the “2007 Plan”). A description of the material terms of the 2007 Plan was included under the heading “Proposal 2: Approval of Core-Mark 2007 Long-Term Incentive Plan” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC) on April 23, 2007. On July 2, 2007, our Board of Directors approved the grant of awards of restricted stock units, options and performance shares pursuant to the 2007 Plan. No performance shares vested during the three months ended September 30, 2007 since the service conditions of six months and the performance goals based on year end results have not yet been fulfilled.

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of the plans for the nine months ended September 30, 2007:

		December 31, 2006		2007						September 30, 2007
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU’s	116,928	0.01	15,000	0.01	(53,859)	0.01	(3,442)	0.01	74,627	0.01	72,562	0.01
2004 LTIP Directors’ Plan	Options	870,372	15.50	54,637	36.03	(130,620)	15.50	(2,454)	15.50	791,935	16.92	743,700	15.50
2005 LTIP	RSU’s	126,467	0.01	8,900	0.01	(42,170)	0.01	279	0.01	93,476	0.01	53,633	0.01
2005 LTIP Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	10,000	27.03
2007 LTIP	RSU’s	—	—	60,230	0.01	—	—	—	—	60,230	0.01	—	—
	Options	—	—	67,276	36.96	—	—	—	—	67,276	36.96	—	—
	Perf. Shares	—	—	24,577	0.01	—	—	—	—	24,577	0.01	—	—

Aggregate intrinsic value is calculated based upon the difference between the grant price of options or restricted stock awards and the market value of our stock. The aggregate intrinsic value of stock options and restricted stock awards exercised during the nine months ended September 30, 2007 was approximately $5.5 million as compared to $7.0 million for the same period in 2006.

The aggregate fair value of stock options vested in the nine months ended September 30, 2007 was approximately $8.6 million as compared to $9.6 million for the same period in 2006. The aggregate fair value of restricted stock awards vested in the nine months ended September 30, 2007 was approximately $3.2 million as compared to $4.6 million for the same period in 2006.

10. Employee Benefit Plans

Pension and Post-Retirement Defined Benefit Plans

We sponsor a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization described in Exhibit 2.1 and incorporated by reference (see Part II, Item 6 of this Form 10-Q), we were assigned the obligations for three former Fleming defined-benefit pension plans. The Predecessor Company’s frozen pension benefit plans and post-retirement benefit plan and the three former Fleming pension plans are collectively referred to as the Pension Plans. Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group.

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.5	$1.5
Expected return on plan assets	(0.6)	(0.5)	(1.8)	(1.6)

Net periodic benefit cost (income)	$(0.1)	$—	$(0.3)	$(0.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.3	$0.1
Expected return on plan assets	—	—	—	0.2
Amortization of net actuarial loss	—	0.1	—	0.1

Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

We contributed $1.3 million and $1.4 million to our pension and other post-retirement benefit plans during the three and nine months ended September 30, 2007, respectively. We contributed $1.8 million and $2.4 million to our pension and other post-retirement benefit plans during the three and nine months ended September 30, 2006, respectively.

During the fourth quarter of 2007, we expect to contribute approximately $0.4 million to our pension and other post-retirement benefit plans.

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. In accordance with the 401(k) plan, the matching contribution for the 2007 fiscal year will be made at the beginning of 2008.

11. Segment and Geographic Information

We have identified two reportable segments, United States and Canada, based on the differing economic characteristics of each and based on the level at which our chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. For management reporting purposes, the chief operating decision maker evaluates business segment performance based on income before income taxes. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2007.

Information about our operations by business segment, defined by geographic area, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
United States	$1,263.6	$1,221.3	$3,609.1	$3,232.7
Canada	212.4	255.2	562.7	757.8
Corporate adjustments and eliminations	1.5	5.5	15.8	16.0

Total	$1,477.5	$1,482.0	$4,187.6	$4,006.5

Income (loss) before income taxes:
United States	$9.0	$3.3	$21.1	$9.2
Canada	0.3	(0.1)	1.1	2.9
Corporate adjustments and eliminations	(4.7)	3.7	9.5	10.1

Total	$4.6	$6.9	$31.7	$22.2

Interest expense:
United States	$5.5	$5.9	$15.9	$15.7
Canada	—	—	—	—
Corporate adjustments and eliminations	(5.0)	(4.2)	(13.9)	(12.0)

Total	$0.5	$1.7	$2.0	$3.7

Interest income:
United States	$—	$—	$(0.1)	$—
Canada	—	(0.2)	(0.1)	(0.5)
Corporate adjustments and eliminations	(0.2)	(0.2)	(0.5)	(0.4)

Total	$(0.2)	$(0.4)	$(0.7)	$(0.9)

Depreciation and amortization:
United States	$2.9	$3.0	$9.0	$7.4
Canada	0.3	0.3	0.7	0.8
Corporate adjustments and eliminations	0.3	0.3	1.3	1.0

Total	$3.5	$3.6	$11.0	$9.2

Information about our operations by major product category, by geographic segment, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales cigarettes :
United States	$878.2	$868.4	$2,532.4	$2,279.0
Canada	143.3	191.8	374.5	578.8
Corporate adjustments and eliminations	(0.4)	—	(0.4)	—

Total	$1,021.1	$1,060.2	$2,906.5	$2,857.8

Net sales food/non-food :
United States	$385.4	$352.9	$1,076.7	$953.7
Canada	69.1	63.4	188.2	179.0
Corporate adjustments and eliminations	1.9	5.5	16.2	16.0

Total	$456.4	$421.8	$1,281.1	$1,148.7

Identifiable assets by geographic area (in millions):

	September 30, 2007	December 31, 2006
Identifiable assets:
United States	$448.9	$419.2
Canada	50.9	43.4
Corporate adjustments and eliminations	108.4	93.0

Total	$608.2	$555.6

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

Business Developments

Asset Acquisition of Klein Candy Co., LLP (Pennsylvania division)

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Pennsylvania division or Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million, including $0.7 million of direct transaction costs. We acquired Klein to help build a national distribution capacity by expanding our presence into the Eastern United States. Klein has been integrated into our operations as a division.

Tax Refund Settlement Agreement

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specifies a refund of Other Tobacco Product (OTP) tax of approximately $13.3 million, representing 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold.

Expansion to Eastern Canada

In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 1, 2008. This new facility will expand our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. We estimate the total cost of the facility to be approximately $9.5 million, including $1.5 million of start-up cost of which approximately $0.8 million is expected to be expensed in 2007 and the remainder in 2008.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

	2007 Increase (Decrease) (in millions)	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$(4.5)	$1,477.5	100.0%	—	$1,482.0	100.0%	—
Net sales—Cigarettes	(39.1)	1,021.1	69.1	61.8	1,060.2	71.5	64.1
Net sales—Food/Non-food	34.6	456.4	30.9	38.2	421.8	28.5	35.9
Net sales, less excise taxes (1)	17.4	1,115.7	75.5	100.0	1,098.3	74.1	100.0
Gross profit	6.2	85.2	5.8	7.6	79.0	5.3	7.2
Warehousing and distribution expenses (2)	3.3	45.6	3.1	4.1	42.3	2.9	3.9
Selling, general and administrative expenses	6.5	34.6	2.3	3.1	28.1	1.9	2.6
Income from operations	(3.6)	4.6	0.3	0.4	8.2	0.6	0.7
Interest expense	(1.2)	0.5	—	—	1.7	0.1	0.2
Interest income	(0.2)	(0.2)	—	—	(0.4)	—	—
Foreign currency transaction gains, net	0.3	(0.3)	—	—	—	—	—
Income before income taxes	(2.3)	4.6	0.3	0.4	6.9	0.5	0.6
Net income	(1.1)	3.3	0.2	0.3	4.4	0.3	0.4

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales decreased by $4.5 million, or 0.3%, to $1,477.5 million for the three months ended September 30, 2007 as compared to $1,482.0 million for the same period in 2006. The decrease in net sales of $4.5 million was due primarily to lost sales of approximately $72.8 million related to the move by a large Canadian supplier, Imperial Tobacco, to direct-to-store delivery of its products in Canada offset by net sales increases to existing and new customers. Included in the changes in net sales above are decreases in excise taxes of $21.9 million, relating primarily to cigarettes and a $14.5 million benefit from favorable foreign currency exchange rates.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2007 decreased by $39.1 million, or 3.7%, to $1,021.1 million compared to $1,060.2 million for the same period in 2006. The decrease in net cigarette sales was driven primarily by a 6.6% decrease in cigarette carton sales combined with a decrease in excise taxes. The decrease in cigarette carton sales and excise taxes was due primarily to the loss of Imperial Tobacco volume described above. Adjusting for the loss of Imperial Tobacco, net cigarette sales increased by 3.4% for the third quarter of 2007 due primarily to manufacturer price and state excise tax increases offset by a 2.8% decline in carton volume. Cigarette sales at two of the Company’s divisions contributed to approximately 65% of this decrease in carton volume as a result of increases in excise taxes and changes in laws related to cigarette consumption. Total net cigarette sales as a percentage of total net sales were 69.1% and 71.5% for the three months ended September 30, 2007 and 2006, respectively.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended September 30, 2007 increased $34.6 million, or 8.2%, to $456.4 million compared to $421.8 million for the same period in 2006. The increase was due primarily to higher net sales to existing and new customers driven by the Company’s sales and marketing initiatives. Total net sales of food and non-food products as a percentage of total net sales were 30.9% and 28.5% for the three months ended September 30, 2007 and 2006, respectively.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended September 30, 2007 increased by $6.2 million, or 7.9%, to $85.2 million compared to $79.0 million for the same period in 2006. The increase in gross profit dollars in the third quarter of 2007 was due primarily to an increase in cigarette inventory holding profits of $2.3 million, a higher percentage of sales from higher-margin food/non-food products partially offset by an increase of $3.8 million in LIFO expense. For the three months ended September 30, 2007, approximately 69.0% of gross profit was derived from food/non-food products compared to 66.5% for the same period in 2006.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,477.5	100.0%	—	$1,482.0	100.0%	—
Net sales, less excise taxes (1)	1,115.7	75.5	100.0%	1,098.3	74.1	100.0%
LIFO expense	(4.6)	(0.31)	(0.41)	(0.8)	(0.05)	(0.07)
Cigarette inventory holding profits	2.3	0.16	0.21	—	—	—
Remaining gross profit	87.5	5.92	7.84	79.8	5.38	7.26

Gross profit	$85.2	5.77%	7.64%	$79.0	5.33%	7.19%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2007, operating expenses increased $9.8 million, or 13.8%, to $80.6 million from $70.8 million for the same period in 2006. During the third quarter of 2007, we increased our allowance for doubtful accounts, which was included in selling, general and administrative expenses, by $5.2 million. The increase related to the deteriorating financial conditions of two of our customers and their projected inability to make future payments. This accounted for 53.1% of the increase in operating expenses for the three months ended September 30, 2007 (See Note 3, Allowance for Doubtful Accounts Receivable). Overall, costs related to labor and benefits comprised approximately 59% and 64% of warehousing, distribution and selling, general and administrative expenses for the three months ended September 30, 2007 and 2006, respectively. The percentage of labor and benefits to total warehousing distribution and selling, general and administrative expenses decreased by approximately 4% for the third quarter of 2007 due to the increases in the allowance for doubtful accounts discussed above. A significant percentage of our labor costs is variable in nature and fluctuates relative to our sales volume.

Warehousing and Distribution Expenses. Warehousing and distribution expenses for the three months ended September 30, 2007 increased by $3.3 million, or 7.8%, to $45.6 million from $42.3 million for the same period in 2006. The increase in warehousing and distribution expenses was due primarily to an increase in facility rent expense and higher salaries and benefits. Rent expense increased due primarily to an investment in additional leased capacity in certain locations to support the Company’s growth. The increase in salaries and benefits was driven primarily by tight labor market conditions at five of the Company’s divisions. As a percentage of net sales, warehousing and distribution expenses were 3.1% for the three months ended September 30, 2007 compared to 2.9% for the same period in 2006. The reduction in sales related to the loss of Imperial Tobacco volume resulted in an increase of approximately 14 basis points in warehousing and distribution expenses as a percentage of net sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $6.5 million, or 23.1%, to $34.6 million for the three months ended September 30, 2007 compared to $28.1 million for the same period in 2006. The increase in SG&A expenses was due primarily to the increase in the allowance for doubtful accounts of $5.2 million mentioned above. SG&A expenses for the three months ended September 30, 2006 included division integration and closure costs of $0.6 million. As a percentage of net sales, SG&A expenses were 2.3% for the three months ended September 30, 2007 compared to 1.9% for the same period in 2006. The increase in SG&A as a percentage of net sales compared with last year was due primarily to the increase in the allowance for doubtful accounts and the reduction in sales related to the loss of Imperial Tobacco volume.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended September 30, 2007, interest expense decreased by $1.2 million, or 70.6%, to $0.5 million from $1.7 million for the same period in 2006. The decrease in interest expense was due primarily to lower average borrowings in the third quarter of 2007 compared with the third quarter of 2006, partially offset by a higher average interest rate. The average borrowings for the three months ended September 30, 2007 were $15.9 million compared to $78.8 million for the same period in 2006. During the third quarter of 2007, the weighted average interest rate on the revolving credit facility was 6.9% compared to 6.7% in the third quarter of 2006.

Foreign Currency Transaction Gains, net. We recognized foreign currency transaction gains of $0.3 million for the three months ended September 30, 2007. We did not recognize any gain or loss for the three months ended September 30, 2006. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the three months ended September 30, 2007 the average Canadian/United States exchange rates was $1.0446 as compared to $1.1212 for the same period in 2006.

Income Taxes. Our effective tax rate was 28.3% for the three months ended September 30, 2007 compared to 36.2% for the same period in 2006. Included in the provision for income taxes for the three months ended September 30, 2007 was $0.2 million of after tax interest primarily related to unrecognized tax benefits under FIN 48. The provision for income taxes also included a $0.7 million benefit related to the expiration of the statute of limitations for certain tax positions included in our unrecognized tax benefits (See Note 7, Income Taxes).

Comparison of the nine months ended September 30, 2007 and 2006

	2007 Increase (Decrease) (in millions)	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$181.1	$4,187.6	100.0%	—	$4,006.5	100.0%	—
Net sales—Cigarettes	48.7	2,906.5	69.4	62.3	2,857.8	71.3	64.4
Net sales—Food/Non-food	132.4	1,281.1	30.6	37.7	1,148.7	28.7	35.6
Net sales, less excise taxes (1)	171.1	3,177.1	75.9	100.0	3,006.0	75.0	100.0
Gross profit	40.0	257.3	6.1	8.1	217.3	5.4	7.2
Warehousing and distribution expenses (2)	16.8	128.6	3.1	4.0	111.8	2.8	3.7
Selling, general and administrative expenses	15.5	95.3	2.3	3.0	79.8	2.0	2.7
Income from operations	7.5	32.1	0.8	1.0	24.6	0.6	0.8
Interest expense	(1.7)	2.0	—	0.1	3.7	0.1	0.1
Interest income	(0.2)	(0.7)	—	—	(0.9)	—	—
Foreign currency transaction gains, net	0.5	(0.9)	—	—	(0.4)	—	—
Income before income taxes	9.5	31.7	0.8	1.0	22.2	0.6	0.7
Net income	6.0	19.0	0.5	0.6	13.0	0.3	0.4

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $181.1 million, or 4.5%, to $4,187.6 million for the nine months ended September 30, 2007 from $4,006.5 million for the same period in 2006. The increase in net sales was due primarily to the addition of the Pennsylvania division, acquired in June 2006, which contributed $241.9 million of incremental sales and net sales increases to existing and new customers. This was offset by lost sales of $259.4 million due to the move by Imperial Tobacco to direct-to-store delivery of its products in Canada. Included in the changes in net sales above are increases in excise taxes of $10.0 million, relating primarily to cigarettes and a $13.9 million benefit from favorable foreign currency exchange rates.

Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2007 increased $48.7 million, or 1.7%, to $2,906.5 million compared to $2,857.8 million for the same period in 2006. The increase in net cigarette sales was driven primarily by state excise tax and manufacturer price increases offset by a decline in overall carton sales of 0.4%. The decline in cigarette carton sales was due primarily to the loss of Imperial Tobacco volume and overall weaker cigarette consumption offset by the addition of the Pennsylvania division. Total net cigarette sales as a percentage of total net sales were 69.4% and 71.3% for the nine months ended September 30, 2007 and 2006, respectively.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the nine months ended September 30, 2007 increased $132.4 million, or 11.5%, to $1,281.1 million compared to $1,148.7 million for the same period in 2006. The increase was due primarily to higher net sales to existing and new customers driven by the new Pennsylvania division and the Company’s sales and marketing initiatives. Total net sales of food and non-food products as a percentage of total net sales were 30.6% and 28.7% for the nine months ended September 30, 2007 and 2006, respectively.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the nine months ended September 30, 2007 increased by $40.0 million, or 18.4%, to $257.3 million compared to $217.3 million for the same period in 2006. The increase in gross profit dollars for the nine months ended September 30, 2007 was due primarily to an overall increase in sales volume, the State of Washington OTP tax refund of $13.3 million recorded as a reduction to cost of goods sold, and an increase in cigarette inventory holding profits of $6.1 million, partially offset by an increase of $5.6 million in LIFO expense. For the nine months ended September 30, 2007, approximately 69.7% of gross profit was derived from food/non-food products compared to 67.9% for the same period in 2006.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$4,187.6	100.0%	—	$4,006.5	100.0%	—
Net sales, less excise taxes (1)	3,177.1	75.9	100.0%	3,006.0	75.0	100.0%
State of Washington OTP tax refund	13.3	0.32	0.42	—	—	—
LIFO expense	(9.3)	(0.22)	(0.29)	(3.7)	(0.09)	(0.12)
Cigarette inventory holding profits	6.7	0.16	0.21	0.6	0.01	0.02
Remaining gross profit	246.6	5.89	7.76	220.4	5.50	7.33

Gross profit	$257.3	6.15%	8.10%	$217.3	5.42%	7.23%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes. (See—Summary of Sales and Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the nine months ended September 30, 2007, operating expenses increased $32.5 million, or 16.9%, to $225.2 million from $192.7 million for the same period in 2006. Overall, costs related to labor and benefits comprised approximately 63% and 64% of warehousing, distribution and selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006, respectively. A significant percentage of our labor costs is variable in nature and fluctuates relative to our sales volume. During the third quarter of 2007, we increased our allowance for doubtful accounts, which was included in selling, general and administrative expenses, by $5.2 million. The increase related to the deteriorating financial conditions of two of our customers and their projected inability to make future payments. This accounted for 16.0% of the increase in operating expenses for the nine months ended September 30, 2007 (See Note 3, Allowance for Doubtful Accounts Receivable).

Warehousing and Distribution Expenses. Warehousing and distribution expenses for the nine months ended September 30, 2007 increased by $16.8 million, or 15.0%, to $128.6 million from $111.8 million for the same period in 2006. The increase in warehousing and distribution expenses was due primarily to the addition of the Pennsylvania division, an increase in sales volume and higher salaries and benefits in certain locations. As a percentage of net sales, warehousing and distribution expenses were 3.1% for the nine months ended September 30, 2007 compared to 2.8% for the nine months ended September 30, 2006. The increases as a percentage of sales was due primarily to the reduction in sales related to the loss of Imperial Tobacco volume.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $15.5 million, or 19.4%, to $95.3 million for the nine months ended September 30, 2007 compared to $79.8 million for the same period in 2006. The increase in SG&A expenses was due primarily to the addition of the Pennsylvania division, severance expense due to organizational changes in Canada, and an increase in the allowance for doubtful accounts of $5.2 million which by itself accounted for 33.6% of the increase in SG&A expenses. In the nine months ended September 30, 2006, we benefited from a $2.0 million reduction in workers’ compensation costs resulting from a favorable settlement of amounts owed by us for claims inherited in connection with the Fleming bankruptcy, and the favorable settlement of vendor’s payables and previously written-off customer’s receivables totaling $1.6 million. SG&A expenses for the nine months ended September 30, 2006 also includes $0.6 million of division integration and closure costs. As a percentage of net sales, SG&A expenses were 2.3% for the nine months ended September 30, 2007 compared to 2.0% for the same period in 2006.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the nine months ended September 30, 2007, interest expense decreased by $1.7 million, or 46.0%, to $2.0 million from $3.7 million for the same period in 2006. The decrease in interest expense was due primarily to lower average borrowings during the nine months ended September 30, 2007 compared with the same period in 2006, partially offset by a higher average interest rate. The average borrowings for the nine months ended September 30, 2007 were $21.0 million compared to $54.7 million for the same period in 2006. During the nine months ended September 30, 2007, the weighted average interest rate on the revolving credit facility was 6.8% compared to 6.4% for the same period in 2006.

Foreign Currency Transaction Gains, net. We recognized foreign currency transaction gains of $0.9 million for the nine months ended September 30, 2007 as compared to $0.4 million for the same period in 2006. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the nine months ended September 30, 2007 the average Canadian/United States exchange rates were $1.1044 as compared to $1.1326 for the same period in 2006.

Income Taxes. Our effective tax rate was 40.1% for the nine months ended September 30, 2007 compared to 41.4% for the same period in 2006. Included in the provision for income taxes for the nine months ended September 30, 2007 was $1.2 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also included a $1.8 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs, and to the expiration of the statute of limitations for certain tax positions included in our unrecognized tax benefits as of January 1, 2007 (See Note 7, Income Taxes).

Summary of Sales and Profit by Product Line . The following table summarizes our cigarette and other product sales and gross profit for the three and nine months ended September 30, 2007 and 2006 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cigarettes
Net sales	$1,021.1	$1,060.2	$2,906.5	$2,857.8
Excise Taxes in sales	$331.7	$355.8	$927.5	$921.8
Net sales, less excise taxes (2)	$689.4	$704.4	$1,979.0	$1,936.0
Gross Profit (1)	$26.4	$26.5	$77.9	$69.8
% of Total Net Sales	69.1%	71.5%	69.4%	71.3%
% of Total Net Sales, less excise taxes (2)	61.8%	64.1%	62.3%	64.4%
% of Gross Profit	31.0%	33.5%	30.3%	32.1%

Food/Non-food Products
Net sales	$456.4	$421.8	$1,281.1	$1,148.7
Excise Taxes in Sales	$30.1	$27.9	$83.0	$78.7
Net sales, less excise taxes (2)	$426.3	$393.9	$1,198.1	$1,070.0
Gross Profit (1)	$58.8	$52.5	$179.4	$147.5
% of Total Net Sales	30.9%	28.5%	30.6%	28.7%
% of Total Net Sales, less excise taxes (2)	38.2%	35.9%	37.7%	35.6%
% of Gross Profit	69.0%	66.5%	69.7%	67.9%

Total Net Sales	$1,477.5	$1,482.0	$4,187.6	$4,006.5
Total Excise Taxes in Sales	$361.8	$383.7	$1,010.5	$1,000.5
Total Net Sales, less excise taxes (2)	$1,115.7	$1,098.3	$3,177.1	$3,006.0
% of Total Net Sales, less excise taxes (2)	75.5%	74.1%	75.9%	75.0%
Gross Profit	$85.2	$79.0	$257.3	$217.3

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended September 30, 2007 were $2.3 million. There were no cigarette holding profits for the three months ended September 30, 2006. Cigarette holding profits for the nine months ended September 30, 2007 and 2006 were $6.7 million and $0.6 million, respectively.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash as of September 30, 2007 and 2006 was $14.8 million and $20.8 million, respectively. Our restricted cash as of September 30, 2007 and 2006 was $11.5 million and $9.5 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

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

Cash flows from operating activities

Net cash provided by operating activities decreased by $17.6 million to $28.8 million for the nine months ended September 30, 2007 compared with $46.4 million for the same period in 2006. The decrease in net cash provided by operations was due primarily to increases in cigarettes’ inventory partially offset by improved payables, primarily tobacco taxes payable. The increase in cigarette inventories results from additional cigarette purchases in anticipation of vendors’ price increases. The increase in cigarette and tobacco taxes payable was due to the re-establishment of credit terms in several states with the largest impact coming from the State of California.

Cash flows from investing activities

Net cash used in investing activities decreased by $48.2 million to $13.8 million for the nine months ended September 30, 2007 compared with $62.0 million for the same period in 2006. Capital expenditures increased by $5.1 million in the 2007 period due to expenditures in delivery and warehouse equipment. Cash flows in investing activities in the 2006 period included $55.8 million related to the Klein acquisition.

We estimate that fiscal 2007 capital expenditures will approximate $24 million, including approximately $6.5 million for the new distribution center in Toronto. We expect to spend the remaining $1.5 million for the new Toronto distribution center in the first quarter of 2008.

Cash flows from financing activities

Net cash used in financing activities increased by $25.0 million to $18.3 million for the nine months ended September 30, 2007 compared with $6.7 million of net cash provided by financing activities for the same period in 2006. The decrease was due primarily to repayments under our revolving credit facility.

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

At September 30, 2007 and December 31, 2006, net available capacity under the 2005 Credit Agreement was $155.4 million and $115.4 million, respectively, and we were in compliance with all of the covenants. At September 30, 2007 and December 31, 2006, the amount of borrowing under the revolving credit facility was $53.8 million and $78.0 million, respectively, and the amount outstanding under letters of credit facilities was $28.2 million and $42.3 million, respectively.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the three months ended September 30, 2007 and 2006 was 6.9% and 6.7%, respectively, and for the nine months ended September 30, 2007 and 2006 was 6.8% and 6.4%, respectively. We paid total unused facility fees of $0.1 million for the three months ended September 30, 2007 and also for the same period in 2006, and $0.4 million for the nine months ended September 30, 2007 and $0.3 million for the same period in 2006.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006 regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on March 15, 2007. As reported in our Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 10, 2007, we adopted FIN 48 as of January 1, 2007.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate United States cigarette consumption has declined since 1980. Prior to 2007 our cigarette sales had benefited from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in each of the first three quarters of 2007. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the nine months ended September 30, 2007 our cigarette inventory holding profits were $6.7 million, or 2.6%, of our gross profit as compared to $0.6 million, or 0.3%, of our gross profit for the same period in 2006. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

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

Factors that might cause or contribute to such differences include, but are not limited to our dependence on the convenience store industry for our revenues; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; our material weakness in internal controls over financial reporting; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with SEC on March 15, 2007 did not change materially during the nine months ended September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Existing as of September 30, 2007

Management has concluded that the following material weakness in our internal control over financial reporting remained as of September 30, 2007:

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was ineffective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

Except as reported above under Material Weaknesses in Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

ITEM 1A.	RISK FACTORS

Our Risk Factors are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007. Certain Risk Factors were updated or deleted in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 10, 2007. Those filings incorporate and describe our Risk Factors to date.

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

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2007	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2007	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer