Form 10-K
period 2007-12-31
Core-Mark Holding Company, Inc.
filed 2008-03-14
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of June 30, 2007, the last day of the registrant’s most recently completed second quarter:    $373,948,667.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of February 29, 2008, the Registrant had 10,504,235 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE (See Parts III and IV)

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for historical information, the statements made in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Factors that might cause or contribute to such differences include, but are not limited to our dependence on the convenience store industry for our revenues; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes; and the other factors described in Part I, Item 1A, “Risk Factors” of this Form 10-K. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

ITEM 1.	BUSINESS

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to Core-Mark, the Company, we, us, or our refer to Core-Mark Holding Company, Inc. and its subsidiaries.

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

We operate in an industry where, in 2006, based on the National Association of Convenience Stores (NACS), 2007 State of the Industry (SOI) Report, total in-store sales at convenience retail locations approximated $164 billion and were generated through an estimated 145,000 stores across the United States. We estimate that 45% to 55% of the products that these stores sell are supplied by wholesale distributors such as Core-Mark. The convenience store retail industry gross profit for in-store sales was approximately $48 billion in 2006 which represents an increase of 7% over 2005. Over the ten years from 1996 through 2006, convenience in-store sales increased by a compounded annual growth rate of 8.8%. Two of the factors influencing this growth were a 12.5% compounded annual growth rate in cigarette sales for convenience retail locations and a 3.3% compounded annual growth rate in the number of stores.

We distribute a diverse line of national and private label convenience store products to approximately 21,000 customer locations in 45 states of the Unites States and five Canadian provinces. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience store products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators as well as thousands of multi and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, correctional facilities, military exchanges, college bookstores, casinos, video rental stores, hardware stores and airport concessions.

We operate a network of 24 distribution centers in 13 states and Canada, including two distribution centers that we operate as a third-party logistics provider. In 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008. This new facility will expand our existing market geography in Canada. We distribute approximately 39,000 SKUs (Stock Keeping Units) of packaged consumable goods to our customers, and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.

In 2007, our consolidated net sales increased 4.6% to $5,560.9 million from $5,314.4 million in 2006. Cigarettes comprised approximately 69% of total net sales in 2007, while approximately 69% of our gross profit was generated from food/non-food products.

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

Distribution Capabilities. The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service large national chain accounts, economies of scale in sales and operations, the ability to spread fixed costs over a larger revenue base, and the resources to invest in information technology and other productivity enhancing technology.

Innovative & Flexible. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large full-service wholesale distributor we offer retailers the ability to participate in manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales.

Business Strategy

Our objective is to increase overall return to shareholders by growing market share, revenues, profitability and cash flow. To achieve our objective, we plan to:

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon us being able to deliver consistently high levels of service, innovative marketing programs, and information technology and logistics support. To that end, we are committed to further improving our operational efficiencies in our distribution centers while containing our costs in order to enhance profitability.

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

Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by expanding our presence east of the Mississippi. According to the NACS 2007 SOI Report, during 2006, aggregate United States traditional convenience retail in-store sales were approximately $164 billion through approximately 145,000 stores with most of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by acquiring new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, and competitive pricing. In addition, we intend to explore select acquisitions of other wholesale distributors which complement our business. In June 2006, we acquired the Klein Candy Company, L.P. to further our eastern expansion (See Note 3—Asset Acquisition of Klein Candy Co. L.P.). In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008. This new facility will expand our existing market geography in Canada.

Customers, Products and Suppliers

We service approximately 21,000 customer locations in 45 states of the United States and five Canadian provinces. Our customers represent many of the large national and regional convenience store retailers in the United States and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 28.6% of our sales in 2007, while our largest customer accounted for approximately 5.6% of our total sales in 2007.

Cigarette Products. We purchase cigarette products from major United States and Canadian manufacturers. With cigarettes accounting for approximately $3,863.1 million or 69% of our net sales and 31% of our gross profit in 2007, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.

Although United States cigarette consumption has declined since 1980, we have benefited from a shift in cigarette and tobacco sales to the convenience store segment. According to the NACS 2007 SOI Report (which includes data through December 31, 2006) the convenience store portion of aggregate United States cigarette sales increased from approximately 54% in 1999 to 64% in 2006. Based on 2007 statistics provided by the Tobacco Merchants Association (TMA), compiled from the United States Department of Agriculture-Economic Research Service, total cigarette consumption in the United States declined from 487 billion cigarettes in 1996 to 371 billion cigarettes in 2006, or a 24% reduction in consumption. Total cigarette consumption also declined in Canada from 47.1 billion cigarettes in 1996 to 21.9 billion cigarettes in 2006, or a 54% reduction in consumption, in accordance with consumption statistics published in 2007 by Canada’s central statistical agency, Statistics Canada.

We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.

Excise taxes on cigarettes and other tobacco products are imposed by the various states, localities and provinces. We collect these taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our revenue and cost of sales. During 2007, we included in net sales approximately $1,349.4 million of excise taxes. As of December 31, 2007, state cigarette excise taxes in the United States jurisdictions we serve ranged from $0.07 per pack of 20 cigarettes in South Carolina to $2.58 per pack of 20 cigarettes in the state of New Jersey. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$4.20 per pack of 20 cigarettes in the Northwest Territories.

Food and Non-Food Products. The food product category includes candy, snacks, fast food, groceries, fresh products, dairy and non-alcoholic beverages. The non-food product category includes general merchandise, health and beauty care products and tobacco products other than cigarettes. Food and non-food product categories were $1,697.8 million of net sales for the year ended December 31, 2007 and account for approximately 31% of our sales, however, these categories represented approximately 69% of our gross profit. We structure our marketing and merchandising programs around these higher margin products.

Our Suppliers. We purchase products for resale from approximately 4,200 trade suppliers and manufacturers located across the United States and Canada. In 2007, we purchased approximately 60% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 25% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and advertising incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets and reducing our inventory investment.

Operations

We operate a total of 24 distribution centers consisting of 21 in the United States and 3 in Canada as of December 31, 2007. In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008. This new facility will expand our existing market geography in Canada. The Map below describes the scope of our operations and distributions centers.

Map of Operations

Two of the facilities we operate in the Western region of the United States, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other Western distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry located in Corona, California purchases the majority of our non-food products, other than cigarettes and tobacco products, for our Western distribution centers enabling us to reduce our overall general merchandise and health and beauty care product inventory. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (ADC), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Valero Retail Distribution Facility (RDC) is dedicated solely to supporting another major customer, Valero.

We purchase a variety of brand name and private label products, totaling approximately 39,000 SKUs, including approximately 3,600 SKUs of cigarette and other tobacco products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products.

A typical convenience store order is comprised of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked nearly 407 million, 405 million and 390 million items (a carton of 10 packs of cigarettes is one item) or 64 million, 59 million and 54 million cubic feet of product, during the years ended December 31, 2007, 2006 and 2005, respectively, while limiting the service error rate to about three errors per thousand items shipped (Note—these performance metrics do not include those of the Pennsylvania division prior to Core-Mark integrating them into our distribution system on October 1, 2006) (See Note 3—Asset Acquisition of Klein Candy Co., L.P.).

Our proprietary Distribution Center Management System, or DCMS, platform provides our distribution centers with the flexibility to adapt to our customers’ information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers into our platform is a priority which enables fast, efficient and reliable service.

Distribution

At December 31, 2007, we had approximately 847 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2007, our trucking system consisted of approximately 575 tractors, trucks and vans, of which nearly all were leased. Our trailers are typically owned by us and many have refrigerated compartments that allow us to deliver frozen and chilled products alongside non-refrigerated goods. Our fuel consumption costs for 2007 totaled approximately $7.0 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $0.5 million, from $6.5 million in 2006 due to increased fuel prices and miles driven.

Competition

We estimate that, as of December 31, 2007, there were approximately 375 wholesale distributors to traditional convenience store retailers in the United States. We believe that Core-Mark and McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., are the two largest convenience wholesale distributors, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience stores. In Canada, there are fewer wholesale distributors compared to the United States. In addition, certain manufacturers such as Coca-Cola bottlers, Frito Lay, and Interstate Bakeries deliver their products directly to convenience stores.

Competition within the industry is based primarily on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on providing outstanding customer service through our decentralized distribution centers, order fulfillment rates, on time deliveries and merchandising support as well as competitive pricing. At least one of our major competitors operates on a logistics model that concentrates on competitive pricing, using large distribution centers and providing competitive order fulfillment rates. This logistics model, however, may result in less certain delivery times and could leave the customer to perform all of the merchandising functions. Many of our small competitors focus on customer service from small distribution facilities and concentrate on long-standing customer relationships. We believe that our unique combination of service and price is a compelling combination that is highly attractive to customers and results in our increasing growth.

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

We also face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of cigarettes in non-taxable jurisdictions, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes and imports of foreign low priced brands. The competitive environment has been impacted by alternative smoking products, such as snus and snuff, and higher prices due to higher state excise taxes and list price increases for cigarettes manufactured by parties to the MSA. As a result, the lowest priced products of manufacturers of numerous small share brands manufactured by companies that are not parties to the MSA have held their market share, putting pressure on the profitability of premium cigarettes.

Working Capital Practices

We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about 10 days for both years 2007 and 2006. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than those in the United States.

We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. The number of days of cost of sales in inventory averaged about 15 days during 2007 and 14 days in 2006.

We obtain terms from our vendors based on industry practices and consistent with our credit standing. We take advantage of the full complement of vendor offerings, including early payment terms. In 2007 we averaged approximately 11 days for days payable outstanding, including cigarette and tobacco taxes payable, as compared to 9 days for 2006, with a range of two days prepaid to 30 days credit. During 2007, we continued to re-establish credit terms, which were lost in 2003 as a result of the Fleming bankruptcy, regarding payment for excise tax stamps with several states.

Employees

As of December 31, 2007, we had approximately 4,035 employees, including 576 in finance, purchasing and administration, 938 in sales and marketing, and 2,521 in warehousing and distribution facilities. Approximately 406 employees are in locations outside the United States. Three of our distribution centers, Hayward, Las Vegas and Calgary, employ people who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers

(Calgary). Approximately 227 employees, or approximately 5.6% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	Year Ended December 31, 2007
	United States	Canada	Total Core-Mark Employees
Finance, Purchasing and Administration	488	88	576
Sales and Marketing	896	42	938
Warehousing and Distribution	2,245	276	2,521

Total Categories	3,629	406	4,035

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

We voluntarily participate in random quality inspections conducted by the American Institute of Baking (AIB). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company’s food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB’s independent evaluation is summarized and posted on its website for our customer’s review. In 2007, nearly 84% of our distribution centers received the highest rating from the AIB and the remaining distribution centers received the second highest rating.

Registered Trademarks

We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Boonaritos™, Boondoggles®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Feastona®, Java Street®, QUICKEATS ™ and SmartStock® .

Segment and Geographic Information

We operate in two reportable geographic segments—the United States and Canada. See Note 15—Segment Information to our consolidated financial statements.

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

Core-Mark International

395 Oyster Point Blvd, Suite 415

South San Francisco, CA 94980

Attention: Investor Relations

Corporate Governance—Code of Business Conduct and Ethics and Whistle Blower Policy:

Our Code of Business Conduct and Ethics is designed to promote honest, ethical and lawful conduct by all employees, officers and directors and is posted on the “Investor Relations” section of our website at www.core-mark.com under “Corporate Governance.”

Additionally, the Audit Committee (the “Audit Committee”) of the Board of Directors of Core-Mark Holding Company, Inc. (together with its subsidiaries, the “Company”) has established procedures to receive, retain, investigate and act on complaints and concerns of employees, shareholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of the Company’s accounting policies (“Accounting Complaints”). The procedures are also described in our website address at www.core-mark.com under Corporate Governance in the “Investor Relations” section.

ITEM 1.A.	RISK FACTORS

You should carefully consider the following risks together with all of the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition or results of operations.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below (See—Special Note Regarding Forward Looking Statements prior to Item 1. Business).

Risks Related to Our Business and Industry

We are dependent on the convenience store industry for our revenues, and our results of operations would suffer if there is an overall decline in the convenience store industry.

The majority of our sales are made under purchase orders and short-term contracts with convenience stores which inherently involve significant risks. These risks include the uncertainty of general economic conditions in the convenience store industry, credit exposure from our customers, termination of customer relationships without notice, consolidation of our customer base and consumer movement toward purchasing from club stores. Any of these factors could negatively affect the convenience store industry which would negatively affect our results of operations.

We face competition in our distribution markets and if we are unable to compete effectively in any distribution market, we may lose market share and suffer a decline in sales.

Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price and variety of products offered, schedules and reliability of deliveries, and the range and quality of services provided. Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the United States, have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors or by new entrants into the distribution market could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.

If we are not able to retain existing customers and attract new customers, our results of operations could suffer.

Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and attract additional distribution customers. The ability to attract additional customers through our existing network of distribution centers is especially important because it enables us to leverage our distribution centers and other fixed assets. Our ability to retain existing customers and attract new customers is dependent upon our ability to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency in distributing products to our customers while integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our customers. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our results of operations.

If the costs to us of the products we distribute increase and we cannot pass the increase on to our customers, our results of operations could be adversely affected.

Our industry is characterized by a high volume of sales with relatively low profit margins. We experience increases in our cost of goods sold when manufacturers increase prices or reduce or eliminate discounts and incentive programs. If we cannot pass along such cost increases to our customers due to resistance to higher prices, our relatively narrow profit margins and earnings could be negatively affected.

We rely on funding from manufacturer discounts and incentives programs and cigarette excise stamping allowances, any material changes in these programs could adversely affect our results of operations.

We receive payments from the manufacturers of the products we distribute for allowances, discounts, volume rebates, and other merchandising and incentive programs. These payments are a substantial benefit to us and the amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers, and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations could be negatively affected.

We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.

We obtain the products we distribute from third party suppliers. At December 31, 2007, we had approximately 4,200 vendors, and during 2007 we purchased approximately 60% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 25% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Since we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers and reduce the volume of our sales.

We may lose business if cigarette or other manufacturers decide to engage in direct distribution of their products.

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

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our food/non-food sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Alternatively, periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increase due to manufacturer price increases or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our profit margins and earnings could be negatively impacted.

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

Core-Mark, as with other distributors of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance, if contractual indemnification is not available or if a party cannot fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations.

In addition, we may be required to manage a recall of products on behalf of a manufacturer. Managing a recall could disrupt our operations as we might be required to devote substantial resources toward implementing the recall, which could materially adversely affect our ability to provide quality service to our customers.

Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.

Efforts to grow our distribution business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Our success depends in a large part on factors such as our ability to successfully integrate such operations and personnel in a timely and efficient manner and retain the customer base of the acquired operations. If we cannot successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

•	demands on management related to the significant increase in our size after the acquisition of operations;

•	difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

•

difficulties in the integration of departments, information technology systems, operating methods, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed liabilities, such as those involving environmental or legal matters.

Successful integration of new operations will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

We may not be able to achieve the expected benefits from the implementation of new marketing initiatives.

We have begun taking action to improve our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the distribution industry environment, increase our market position within the industry, and ultimately create increased shareholder value.

We may not be able to successfully execute our new marketing initiatives and realize the intended synergies, business opportunities and growth prospects. Many of the risk factors previously mentioned, such as increased competition, may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended result. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new distribution formats developed may not be as anticipated, hampering our ability to attract new customers or maintain our existing customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new marketing initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.

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

Risks Related to the Distribution of Cigarettes

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. For the year ended December 31, 2007, approximately 69% of our revenues came from the distribution of cigarettes. During the same period, approximately 31% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the United States and Canadian cigarette and tobacco market has generally been declining since 1980, and is expected to continue to decline.

Prior to 2007 our cigarette sales had benefited from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in each of the quarters of 2007. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet, and other tobacco product regulation. For example, in British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Other states and provinces may adopt similar legislation and initiate similar lawsuits. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels or sales outside of legitimate channels.

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

In connection with the MSA, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. To date, litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. However, if such litigation were to be successful and the MSA is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and our company could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, several states passed propositions or ballot measures during 2006 and 2007 which will have the effect of increasing excise taxes on cigarettes and other tobacco products. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels. In addition, state and local governments may require us to prepay for excise tax stamps placed on packages of cigarettes and other tobacco products that we sell. If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

Risks related to the Economy and Market Conditions

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

Two particular economic factors may have a significant impact our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have experienced a decrease in the proportion of their customers’ expenditures on food/non-food products compared to customers’ expenditures on cigarettes. If gasoline prices were to undergo a sustained increase and a similar shift in expenditures were to result, we could experience pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do. Second, our results are sensitive to the labor market. For example, the strength of the employment market in the transportation sector has led to a shortage of qualified drivers in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas. Shortages of qualified warehouse and other employees could similarly increase our costs.

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

Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2007 approximately 5.6%, or approximately 227, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next two years.

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

Risks Related to Foreign Exchange and Financing

Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.

We generate a significant portion of our revenues in Canadian dollars, approximately 14% in 2007 and 18% in 2006. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar (as occurred in 2007), our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States (GAAP) require that such foreign currency transaction gains or losses on intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.

We may not be able to borrow the additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $250 million credit facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtaining financing on terms satisfactory to us, or at all.

Our operating flexibility is limited in significant respects by the restrictive covenants in our Credit Facility.

Our credit facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to: incur additional indebtedness, pay dividends and make distributions, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets. In addition, under our credit facility, under certain circumstances we are required to meet a fixed charge coverage ratio. Our ability to comply with this covenant may be affected by factors beyond our control and a breach of the covenant could result in an event of default under our credit facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and terminate their commitments to make further extensions of credit.

Risks Related to Government Regulation and Environment

We are subject to governmental regulation and if we are unable to comply with regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.

As a distributor of food products, we are subject to the regulation by the United States Food and Drug Administration. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the Department of Transportation. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Drug Enforcement Agency and other federal, state and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.

Earthquake and natural disaster damage could have a material adverse affect on our business.

We are headquartered and conduct a significant portion of our operations in California. Our operations in California are susceptible to damage from earthquakes. In addition, one of our data centers is located in Richmond, British Columbia, Canada which location is susceptible to earthquakes, and one of our data centers is located in Plano, Texas which is susceptible to wind storms. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake and natural disaster damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of approximately 26,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia and approximately 6,000 for use by our information technology personnel in Plano, Texas. We lease approximately 2.6 million square feet and own approximately 0.4 million square feet of distribution space. In 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008 and have so far leased approximately 149,000 thousand square feet of distribution space (see note 4 below).

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Hayward, California	Salt Lake City, Utah
Atlanta, Georgia	Las Vegas, Nevada	Spokane, Washington
Bakersfield, California	Los Angeles, California	Calgary, Alberta
Corona, California(2)	Leitchfield, Kentucky	Vancouver, British Columbia
Denver, Colorado	Minneapolis, Minnesota	Wilkes Barre, Pennsylvania
Fort Worth, Texas	Portland, Oregon	Winnipeg, Manitoba
Grants Pass, Oregon	Sacramento, California(3)	Toronto, Ontario(4)

(1)	Excluding outside storage facilities or depots. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage.
(2)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.
(3)	This facility includes a distribution center and Artic Cascade, one of two of our consolidating warehouses.
(4)	Operational by February 2008.

We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Alimentation Couche-Tard and the one in San Antonio, Texas for Valero. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2007, we were not involved in any material proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 annual meeting of stockholders on May 15, 2007. The following proposals were voted on by our stockholders and the results of each proposal were as follows:

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

Proposal II:

The 2007 Long-Term Incentive Plan was duly approved, and became effective on July 1, 2007. The following constitutes the number of shares voted for the approval of the Plan:

	Votes For	Votes Against	Abstain	Broker Non-Votes
2007 Long-Term Incentive Plan	3,492,101	2,901,668	10,088	—

Proposal III:

Deloitte & Touche LLP was duly ratified as the Company’s independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007. The following constitutes the number of shares voted for the ratification of the selection of Deloitte & Touche LLP:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Deloitte & Touche LLP	6,486,856	905,317	51	—

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “CORE”. According to the records of our transfer agent, we had 2,855 stockholders of record as of February 29, 2008.

The following table provides the range of high and low bid prices or sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated (as applicable):

	Low Price	High Price
Fiscal 2007
4th Quarter	24.74	36.35
3rd Quarter	29.66	37.70
2nd Quarter	33.22	38.17
1st Quarter	29.70	37.21

	Low Price	High Price
Fiscal 2006
4th Quarter	30.74	34.38
3rd Quarter	29.10	36.98
2nd Quarter	35.80	44.00
1st Quarter	32.35	40.51

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

The companies composing the Performance Peer Group are Sysco Corp. (SYY), Performance Food Group Co. (PFGC) and Nash Finch Company (NAFC).

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG CORE-MARK, THE NASDAQ NON-FINANCIAL STOCKS INDEX

AND THE PERFORMANCE PEER GROUP

	Investment Value at
	11/7/2005	12/30/2005	3/31/2006	6/30/2006	9/29/2006	12/29/2006	3/30/2007	6/29/2007	9/28/2007	12/31/2007
CORE	$100.00	$101.27	$121.46	$113.65	$99.49	$106.19	$113.27	$114.22	$111.84	$91.17
NASDAQ Index	$100.00	$101.56	$107.91	$99.68	$103.71	$111.38	$112.39	$121.93	$127.83	$126.36
Peer Group	$100.00	$102.04	$106.47	$101.71	$111.03	$122.09	$114.57	$113.84	$121.69	$107.41

We have not declared or paid any cash dividends on our common stock. The credit agreement for our 2005 Credit Facility places limitations on our ability to pay cash dividends on our common stock. The payment of any future dividends will be determined by our board of directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plans is provide in Note 12, Stock-Based Compensation Plans, to our consolidated financial statements.

Sales of Unregistered Securities

Common Stock and Warrants Issued Pursuant to the Plan of Reorganization in 2004

Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), herein referred to as “Fleming’s bankruptcy” or “plan of reorganization”, on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) Warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) Warrants. The Class 6(B) Warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) Warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. The Tranche B Warrants have an exercise price of $15.50 per share. We entered into a registration rights agreement with the holders of the Tranche B Warrants pursuant to which we registered under the Securities Act of 1933 the shares of our common stock issuable upon exercise of the Tranche B Warrants.

During 2007, 56 of the Class 6(B) warrants were exercised and issued in both cash and cashless transactions, and a total of 21,988 shares of common stock was issued as of December 31, 2007 pursuant to exercises of Class 6(B) warrants. During 2007, there were no Tranche B warrants exercised and issued in cashless transactions, and the total number of shares of common stock issued pursuant to Tranche B warrants as of December 31, 2007 remained at 73,507 shares.

ITEM 6.	SELECTED FINANCIAL DATA

Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for Core-Mark International, Inc. and our wholly-owned subsidiaries.

Basis of Presentation

The selected financial data for periods prior to August 23, 2004 relates to the Predecessor Company (which was “Core-Mark International, Inc.” prior to emerging from bankruptcy in 2004) and financial data for periods after August 22, 2004 relates to Core-Mark. In connection with the emergence from bankruptcy in 2004, Core-Mark implemented American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7) Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

The selected consolidated financial data for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are derived from Core-Mark’s audited consolidated financial statements included in this Annual Report on Form 10-K.

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc. and Subsidiaries				Predecessor Company
	Year ended December 31,			Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004	Year ended December 31, 2003
(in millions except per share amounts)	2007	2006(a)	2005
Statement of Operations Data:
Net sales	$5,560.9	$5,314.4	$4,891.1	$1,549.3	$2,673.1	$4,324.3
Gross profit	332.6	297.7	271.0	90.9	149.8	269.4
Warehousing and distribution expenses	174.1	151.1	135.7	42.6	78.7	130.2
Selling, general and administrative expenses	119.0	106.6	90.0	34.9	59.3	98.3
Goodwill and other long-lived asset impairment(b)	—	—	—	—	—	291.4
Income (loss) from operations	37.7	38.5	44.0	13.0	11.8	(252.2)
Interest expense, net(c)	1.0	4.2	11.0	5.2	4.4	5.4
Reorganization items, net(d)	—	—	—	0.8	(70.0)	7.3
Income (loss) from continuing operations	24.1	20.6	14.3	5.3	50.7	(265.2)
Income (loss) from discontinued operations	—	—	—	—	—	(2.8)
Net income (loss)	24.1	20.6	14.3	5.3	50.7	(268.0)
Per Share Data(e):
Basic income (loss) per common share:
Continuing operations	$2.30	$2.05	$1.46	$0.54	$5.17	$(27.06)
Discontinued operations	—	—	—	—	—	$(0.29)
Net income (loss)	$2.30	$2.05	$1.46	$0.54	$5.17	$(27.35)
Diluted income (loss) per common share:
Continuing operations	$2.15	$1.87	$1.37	$0.54	$5.17	$(27.06)
Discontinued operations	—	—	—	—	—	$(0.29)
Net income (loss)	$2.15	$1.87	$1.37	$0.54	$5.17	$(27.35)
Shares used to compute net income (loss) per share:
Basic	10.5	10.0	9.8	9.8	9.8	9.8
Diluted	11.2	11.0	10.5	9.8	9.8	9.8
Other Financial Data:
Excise taxes(f)	$1,349.4	$1,313.3	$1,195.0	$367.8	$643.5	$925.6
Cigarette inventory holding profits(g)	7.3	4.1	5.7	1.1	0.2	7.2
LIFO expense (income)	13.1	2.9	7.5	1.8	2.7	(2.1)
Depreciation and amortization(h)	14.9	13.2	12.5	4.3	7.0	9.9
Stock-based compensation	5.3	4.4	4.0	0.9	—	—
Capital expenditures	21.1	12.8	7.8	5.7	6.4	8.4

	December 31,				August 22, 2004	December 31, 2003
	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$577.1	$555.6	$510.4	$504.2	$517.2	$513.8

Total debt, including current maturities(d)	29.7	78.0	59.6	77.5	118.7	—

(a)	The selected consolidated financial data for 2006 reflect the results of operations of the Pennsylvania division following its acquisition in June of 2006.

(b)	Impairment of goodwill and other long-lived assets was recorded in 2003 related to the Fleming bankruptcy.
(c)	Interest expense, net, is reported net of interest income and includes amortization of debt issuance costs. At December 31, 2003, Core-Mark was operating as a subsidiary of Fleming and did not have debt. Interest expense for 2003 through August 22, 2004 was imputed, as required under Staff Accounting Bulletin (SAB) Topic 1.B due to the Company being a subsidiary of Fleming.
(d)	Reorganization items, net: in 2003 consists of bankruptcy related costs including bankruptcy professional fees and provisions for uncollectible balances related to disputes with vendors arising out of bankruptcy; for the period from January 1, 2004 through August 22, 2004 consists primarily of fresh-start accounting adjustments, including a $5.8 million adjustment to reflect the fair value of assets and liabilities, a $66.1 million net gain on the discharge of pre-petition debt, and other bankruptcy related costs including professional and other fees of $1.9 million; and for the period from August 23 to December 31, 2004 includes primarily bankruptcy related professional fees.
(e)	For the Predecessor Company, basic net income (loss) per share and diluted net income (loss) per share have been computed by dividing net income (loss) for the period by the 9,800,000 shares of Core-Mark common stock outstanding after emergence from bankruptcy.
(f)	State and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.
(g)	Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases.
(h)	Depreciation and amortization includes depreciation on property and equipment, and amortization of purchased intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included under Part II, Item 8, of this Form 10-K. Also refer to Special Note on “Forward Looking Statements,” which is included after Table of Contents in this Form 10-K.

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

Business Developments

Distribution Development by Imperial Tobacco of Canada

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, sales of whose products represented approximately 40% of our Canadian revenues, or approximately 8% of our total revenues, for the six months ended June 30, 2006, commenced by-passing wholesale distributors when it began direct-to-store delivery of its products in September 2006. This resulted in a decline in our sales of approximately $253.9 million for the year ended December 31, 2007 compared to 2006. As a result of the application of surcharges or increased mark-ups on other products we distribute to our Canadian customers, we believe we have recovered substantially all of our lost profits that resulted from the decision of Imperial Tobacco. Although competition provides our Canadian customers choices, thus far they have selected to continue purchasing products and services from us despite our need to apply surcharges and other means of recouping lost profits from the sales of Imperial Tobacco products.

Asset Acquisition of Klein Candy Co., LLP (Pennsylvania division)

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Klein or Pennsylvania division), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million, including $0.7 million of direct transaction costs. We acquired Klein to help build a national distribution capacity. To fund the acquisition, we increased our borrowing under the 2005 Revolving Credit Facility by $57.6 million, but also increased our available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base. Approximately 60 days subsequent to the acquisition, we established accounts payable credit terms, including cigarette and tobacco taxes payable, of approximately $23.1 million related to the Pennsylvania division operations, which reduced the borrowings required as a result of the Klein acquisition. In October 2006, we integrated the Pennsylvania division onto our proprietary DCMS platform (See Note 3—Asset Acquisition of Klein Candy Co., LLP.).

As of December 31, 2007 Klein has been fully integrated into our operations as a division. The impact Klein has had to our sales and operations is discussed below under our Results of Operations.

Tax Refund Settlement Agreement

In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a technical interpretation of the State of Washington’s Other Tobacco Tax Law which specified a refund of Other Tobacco Product (OTP) tax of approximately $13.3 million, representing 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold.

Expansion to Eastern Canada

In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008. This new facility will expand our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. We estimate the total cost of the facility to be approximately $9.5 million, including $1.5 million of start-up costs of which approximately $0.8 million was expensed in 2007 and the remainder will be expensed in 2008.

New Business and Supply Agreement with MAPCO Express, Inc.

In November 2007, we announced that we had signed a non-binding letter of intent and were negotiating a definitive Supply Agreement with MAPCO Express, Inc. (MAPCO). On December 31, 2007, we signed a Supply Agreement with MAPCO to serve their network of 500 convenience stores in 8 southeastern states. This is a new business relationship that we expect will strengthen our sales and operations in the southeast starting in 2008.

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

	2007 Increase (Decrease) (in millions)	Year Ended December 31, 2007			Year Ended December 31, 2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$246.5	$5,560.9	100.0	—	$5,314.4	100.0
Net sales—Cigarettes	79.3	3,863.1	69.5	62.4	3,783.8	71.2	64.4
Net sales—Food/Non-food	167.2	1,697.8	30.5	37.6	1,530.6	28.8	35.6
Net sales, less excise taxes(1)	210.4	4,211.5	75.7	100.0	4,001.1	75.3	100.0
Gross profit	34.9	332.6	6.0	7.9	297.7	5.6	7.4
Warehousing and distribution expenses(2)	23.0	174.1	3.1	4.1	151.1	2.8	3.8
Selling, general and administrative expenses	12.4	119.0	2.1	2.8	106.6	2.0	2.7
Income from operations	(0.8)	37.7	0.7	0.9	38.5	0.7	1.0
Interest expense	(2.9)	2.4	—	0.1	5.3	0.1	0.1
Interest income	0.3	(1.4)	—	—	(1.1)	—	—
Foreign currency transaction (gains) losses, net	1.2	(0.9)	—	—	0.3	—	—
Income before income taxes	3.6	37.6	0.7	0.9	34.0	0.6	0.8
Net income	3.5	24.1	0.4	0.6	20.6	0.4	0.5

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 32). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of cost of goods sold.

Consolidated Net Sales. Net sales increased by $246.5 million, or 4.6%, to $5,560.9 million in 2007 from $5,314.4 million in 2006. The increase is due primarily to $231.9 million of incremental sales from our Pennsylvania division which we acquired in June 2006, and net sales increases of $268.5 million to existing and new customers offset by lost sales of $253.9 million due to Imperial Tobacco’s move to direct-to-store delivery. Increases in our overall Canadian operations net sales due to foreign currency exchange rate changes were approximately $40.9 million for 2007 compared to $59.1 million for 2006.

Net Sales of Cigarettes. Net sales of cigarettes for 2007 increased $79.3 million, or 2.1%, to $3,863.1 million from $3,783.8 million in 2006. The increase in net cigarette sales was driven by a 3.6% increase in the average sales price per carton due primarily to manufacturer price and state excise tax increases, offset by a 1.4% decrease in overall carton sales compared to 2006. The decrease in cigarette carton sales was due primarily to the loss of Imperial Tobacco volume described above offset by incremental sales from the Pennsylvania division. Adjusting for these items, remaining carton sales declined 2.1% for 2007. Total net cigarette sales as a percentage of total net sales was 69% for 2007 and 71% for 2006.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for 2007 increased $167.2 million, or 10.9%, to $1,697.8 million from $1,530.6 million in 2006. The increase was due primarily to higher sales to existing and new customers driven by the Company’s sales and marketing initiatives, and incremental sales from the Pennsylvania division. Total net sales of food and non-food products as a percentage of total net sales was 31% for 2007 and 29% for 2006.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit in 2007 increased by $34.9 million, or 11.7%, to $332.6 million from $297.7 million in 2006. The increase in gross profit dollars for 2007 was due primarily to an overall increase in sales volume, the State of Washington OTP tax refund of $13.3 million recorded as a reduction to cost of goods sold, and an increase in cigarette inventory holding profits of $3.2 million, partially offset by an increase of $10.2 million in LIFO expense.

As a percentage of net sales, gross profit increased to 6.0% for 2007 from 5.60% for 2006. In 2007, approximately 69% of gross profit was derived from food/non-food products compared to 67% in 2006.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$5,560.9	100.0%	—	$5,314.4	100.0%	—
Net sales, less excise taxes(1)	4,211.5	75.7	100.0%	4,001.1	75.3	100.0%
State of Washington OTP tax refund	13.3	0.24	0.32	—	—	—
LIFO expense	(13.1)	(0.24)	(0.31)	(2.9)	(0.06)	(0.07)
Cigarette inventory holding profits	7.3	0.13	0.17	4.1	0.08	0.10
Remaining gross profit	325.1	5.85	7.72	296.5	5.58	7.41

Gross profit	$332.6	5.98%	7.90%	$297.7	5.60%	7.44%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 32). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2007, operating expenses increased $35.7 million, or 13.8%, to $294.9 million from $259.2 million in 2006. As a percentage of sales, total operating expenses were 5.3% in 2007 compared with 4.9% in 2006. The increase in operating expenses as a percentage of sales was due primarily to an increase in warehousing and distribution expenses which were 3.1% of sales in 2007 compared to 2.8% in 2006 and to the reduction in sales related to the loss of Imperial Tobacco volume.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $23.0 million, or 15.2%, to $174.1 million in 2007 from $151.1 million in 2006. The increase in warehousing and distribution expenses was due primarily to the addition of the Pennsylvania division in June 2006, an increase in sales volume, higher salaries and benefits and an increase in facility rent expense. The increase in salaries and benefits was driven primarily by tight labor market conditions at five of our divisions. Rent expense increased due primarily to investment in additional leased capacity in certain locations to support our growth in key markets. Additionally, included in warehousing and distribution costs in 2007 is approximately $0.2 million of start up costs related to our new Toronto facility which will be operational in 2008. As a percentage of sales these expenses were 3.1% for 2007 as compared to 2.8% for 2006.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $12.4 million, or 11.6%, to $119.0 million in 2007 from $106.6 million in 2006. The increase in SG&A expenses was due primarily to incremental expenses from our Pennsylvania division which we acquired in June 2006, an increase in the allowance for doubtful accounts of $5.9 million related to two customers, and severance expense due to organizational changes in Canada amounting to $0.6 million, offset by a workers’ compensation benefit of $3.1 million related to favorable claims experience for prior years. Additionally, included in SG&A expenses for 2007 is approximately $0.6 million of start up costs related to our new Toronto facility which will be operational in 2008. SG&A expenses for 2006 include a benefit of $3.8 million of workers’ compensation costs resulting from a favorable settlement of amounts owed by us for claims inherited in connection with the Fleming bankruptcy, and the favorable settlement of vendors’ payables and previously written-off customer’s receivables totaling $1.6 million. Additionally in 2006, we received a $1.6 million benefit in insurance proceeds related to a fire at our Denver distribution center in 2002. These benefits in 2006 were offset by incremental costs of $1.0 million incurred in connection with the integration of the Pennsylvania division, and $0.6 million of closure and consolidation costs for the Victoria/Vancouver Facility in Canada.

As a percentage of net sales, SG&A expenses were 2.1% for 2007 compared to 2.0% for 2006.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For 2007, interest expense decreased by $2.9 million, or 54.7%, to $2.4 million from $5.3 million in 2006. The decrease in interest expense was due primarily to lower average borrowings during 2007 compared to 2006, partially offset by a higher average interest rate. The average borrowings for 2007 were $19.8 million compared to $60.7 million for 2006. During 2007, the weighted average interest rate on the revolving credit facility was 6.7% compared to 6.5% for the same period in 2006.

Interest Income. In 2007 interest income was $1.4 million compared to $1.1 million for 2006. Our interest income is derived from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction (Gains) Losses, net. We incurred foreign currency transaction gains of $0.9 million in 2007 compared to $0.3 million in losses in 2006. The fluctuation was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For 2007 the average Canadian/United States exchange rate was $1.0735 compared to $1.1343 for 2006.

Income Taxes. Our effective tax rate was 35.9% for 2007 compared to 39.4% for 2006 (See Note 10, Income Taxes for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2007 was $1.4 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also included a $2.1 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs, and to the expiration of the statute of limitations for certain tax positions included in our unrecognized tax benefits as of December 31, 2007.

Comparison of the years ended December 31, 2006 and 2005

	2006 Increase (Decrease) (in millions)	Year Ended December 31, 2006			Year Ended December 31, 2005
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$423.3	$5,314.4	100.0		$4,891.1	100.0
Net sales—Cigarettes	278.6	3,783.8	71.2	64.4	3,505.2	71.7	65.1
Net sales—Food/Non-food	144.7	1,530.6	28.8	35.6	1,385.9	28.3	34.9
Net sales, less excise taxes(1)	305.0	4,001.1	75.3	100.0	3,696.1	75.6	100.0
Gross profit	26.7	297.7	5.6	7.4	271.0	5.5	7.3
Warehousing and distribution expenses(2)	15.4	151.1	2.8	3.8	135.7	2.8	3.7
Selling, general and administrative expenses	16.6	106.6	2.0	2.7	90.0	1.8	2.4
Income from operations	(5.5)	38.5	0.7	1.0	44.0	0.9	1.2
Interest expense	(6.8)	5.3	0.1	0.1	12.1	0.3	0.3
Interest income	—	(1.1)	—	—	(1.1)	—	—
Foreign currency transaction losses, net	(0.6)	0.3	—	—	0.9	—	—
Loss on early extinguishment of debt	(6.2)	—	—	—	6.2	0.1	0.2
Income before income taxes	8.1	34.0	0.6	0.8	25.9	0.5	0.7
Net income	6.3	20.6	0.4	0.5	14.3	0.3	0.4

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 32). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of cost of goods sold.

Consolidated Net Sales. Net sales increased by $423.3 million, or 8.7%, to $5,314.4 million in 2006 from $4,891.1 million in 2005. The new Pennsylvania division acquired in June 2006 contributed $319.4 million of this increase. This was offset by lost sales of $126.6 million due to Imperial Tobacco’s move to direct-to-store delivery and a decline of $166.4 million due to the loss of two significant customers in late 2005. The remaining increase of $396.9 million was due to net sales increases to existing customers and to sales to new customers. Included in net sales above are increases in excise taxes of $118.3 million for 2006 compared to 2005 primarily related to cigarettes. Increases in our overall Canadian operations net sales due to foreign currency exchange rate changes were approximately $59.1 million for 2006 compared to $70.0 million for 2005.

Net Sales of Cigarettes. Net sales of cigarettes for 2006 increased $278.6 million, or 7.9%, to $3,783.8 million from $3,505.2 million in 2005. The increase in net cigarette sales was driven primarily by a 4.9% increase in cigarette carton sales combined with an increase in excise taxes. The increase in cigarette carton sales was due primarily to the addition of the new Pennsylvania division and increases from existing and other new customers offset by decreases from customer losses including the loss of Imperial Tobacco volume described above. Net cigarette sales as a percentage of total net sales was 71% for 2006 compared to 72% for 2005.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products increased $144.7 million, or 10.4%, to $1,530.6 million in 2006 from $1,385.9 million in 2005. The increase is due primarily to higher sales to existing and new customers, including the contribution of the new Pennsylvania division, offset partially by decreased sales from customer losses. Total net sales of food and non-food products as a percentage of total net sales was 29% for 2006 compared to 28% for 2005.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit in 2006 increased by $26.7 million, or 9.9%, to $297.7 million from $271.0 million in 2005. The increase in gross profit dollars in 2006 was due primarily to an overall increase in sales volume, a higher percentage of sales from higher-margin food/non-food products compared to 2005, and a reduction in LIFO expense. Cigarette holding profits decreased compared to 2005, negatively impacting gross profit dollars.

As a percentage of net sales, gross profit increased to 5.60% for 2006 from 5.54% in 2005. In 2006, approximately 67% of gross profit was derived from food/non-food products compared to 65% in 2005.

The following table sets forth the components comprising the change in gross profit as a percentage of net sales for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$5,314.4	100.0%	—	$4,891.1	100.0%	—
Net sales, less excise taxes(1)	4,001.1	75.3	100.0%	3,696.1	75.6	100.0%
LIFO expense	(2.9)	(0.06)	(0.07)	(7.5)	(0.15)	(0.20)
Cigarette inventory holding profits	4.1	0.08	0.10	5.7	0.12	0.15
Remaining gross profit	296.5	5.58	7.41	272.8	5.57	7.38

Gross profit	$297.7	5.60%	7.44%	$271.0	5.54%	7.33%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 32).

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2006, operating expenses increased $32.2 million, or 14.2%, to $259.2 million from $227.0 million in 2005.

Warehousing and Distribution Expenses. Warehousing and distribution expenses in 2006 increased by $15.4 million, or 11.3%, to $151.1 million from $135.7 million in 2005, due primarily to increased sales volume described above. An increase in warehouse and delivery salaries and benefits of 13.2% for 2006 compared to 2005 was due primarily to increased sales volume described above and to higher demand for quality drivers in certain of our locations. As a percentage of sales these expenses remained unchanged at 2.8% for 2006 compared to 2005.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $16.6 million, or 18.4%, to $106.6 million in 2006 from $90.0 million in 2005. The increase in SG&A expenses was due primarily to increases in sales volume, an increase in professional fees of $2.8 million largely related to our first year Sarbanes-Oxley compliance efforts and incremental costs of $1.0 million incurred in connection with the integration of the Pennsylvania division. These increases were offset partially by expense reductions in 2006 related to the Fleming bankruptcy consisting primarily of a $3.8 million reduction in workers’ compensation costs resulting from a favorable settlement of amounts owed by the Company for claims inherited in connection with the bankruptcy, and the favorable settlement of vendor payables and previously written-off customer receivables totaling $1.6 million. Additionally in 2006, we received $1.6 million in insurance proceeds related to a fire at our Denver distribution center in 2002. SG&A expenses for 2005 were reduced by expense reductions of $8.5 million in Fleming related workers’ compensation costs and $3.9 million consisting primarily of the favorable settlement of a previously written-off bad debt and insurance proceeds. As a percentage of net sales, SG&A expenses were 2.0% for 2006 compared to 1.8% in 2005 due to the items discussed above.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. In 2006, interest expense decreased by $6.8 million, or 56.2%, to $5.3 million for 2006 from $12.1 million for 2005. The decrease in interest expense is due primarily to a lower effective interest rate in 2006 compared with 2005. The higher effective interest rate for 2005 was due primarily to the post-bankruptcy higher interest rates charged under our term debt, or Tranche B borrowings, which were replaced with lower interest borrowings when we entered into our 2005 Credit Facility in October 2005. For 2006, the weighted average interest rate on the revolving credit facility was 6.5% compared to 5.8% in 2005. The average borrowings for each of these years remained the same at approximately $60 million.

Interest Income. In 2006 and 2005, interest income remained unchanged at $1.1 million. Our interest income is derived from earnings on cash balances kept in trust, checking accounts and overnight deposits.

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

Income Taxes. Our effective tax rate was 39.4% for the year ended December 31, 2006 compared to 44.7% for the same period in 2005 (See Note 10, Income Taxes, for reconciliation of the differences between the federal statutory tax rate and the effective tax rate).

Comparison of Sales and Gross Profit by Product Line

The following table summarizes our cigarette and other product sales and gross profit for the years ended December 31, 2007, 2006 and 2005 as a percentage of our net sales and gross profit (in millions):

	Year Ended December 31,
	2007	2006	2005
Cigarettes
Net sales	$3,863.1	$3,783.8	$3,505.2
Excise Taxes in Net Sales	$1,237.2	$1,209.0	$1,097.8
Net Sales, less excise taxes(2)	$2,625.9	$2,574.8	$2,407.4
Gross Profit(1)	$101.5	$98.5	$93.5

% of Total Net Sales	69%	71%	72%

% of Total Net Sales, less excise taxes(2)	62%	64%	65%

% of Gross Profit	31%	33%	35%

Food/Non-Food
Net sales	$1,697.8	$1,530.6	$1,385.9
Excise Taxes in Net Sales	$112.2	$104.3	$97.2
Net sales, less excise taxes(2)	$1,585.6	$1,426.3	$1,288.7
Gross Profit(1)	$231.1	$199.2	$177.5

% of Total Net Sales	31%	29%	28%

% of Total Net Sales, less excise taxes(2)	38%	36%	35%

% of Gross Profit	69%	67%	65%

Totals:
Net Sales	$5,560.9	$5,314.4	$4,891.1

Excise Taxes in Net Sales	$1,349.4	$1,313.3	$1,195.0

Net Sales, less excise taxes(2)	$4,211.5	$4,001.1	$3,696.1

% of Total Net Sales, less excise taxes(2)	76%	75%	76%

Gross Profit(3)	$332.6	$297.7	$271.0

(1)	Cigarettes include (i) cigarette inventory holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the years ended December 31, 2007, 2006 and 2005 were $7.3 million, $4.1 million and $5.7 million, respectively. All other products include LIFO effect.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.
(3)	For 2007 Gross Profit includes the State of Washington OTP tax refund of $13.3 million recorded as a reduction to cost of goods sold.

Seasonality

Quarterly operating results can be influenced by warm weather months which represent the peak vacation and travel season, due to the nature of our customers’ businesses. We typically generate higher revenues and gross profits during the warm weather travel months (May through September) than in other times throughout the year. During the second and third quarters of 2007 we generated approximately 52% of our net sales as compared to 53% for the same period in 2006.

Inflation

Historically, we have not experienced a significant adverse impact as a result of price increases from our suppliers as we have been able to adjust our selling prices in order to maintain our overall gross profit dollars. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales. While we have historically been able to maintain or slightly increase gross profit dollars related to such increases, gross profit percentages typically decline as a result of the impact of significant price or tax increases have on net sales.

Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (See Note 2—Summary of Significant Accounting Policies).

Our fuel costs represent a significant portion of our business costs. Fuel consumption costs for 2007 totaled approximately $7.0 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $0.5 million, or 7.7%, from $6.5 million in 2006 due to increased fuel prices and miles driven. For 2006, our fuel consumption costs increased to $6.5 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $1.2 million, or 22.6%, from $5.3 million in 2005 due to increased fuel prices and miles driven.

Liquidity and Capital Resources

Our cash as of December 31, 2007 was $21.3 million compared to $19.9 million as of December 31, 2006. Our restricted cash as of December 31, 2007 was $11.5 million as compared to $9.3 million for 2006. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. Our cash flow from operating activities provided $66.6 million in 2007 and at the end of 2007 we had $160 million of borrowing capacity available in our revolving credit facility.

We believe that the combination of our cash, cash flows from operations and available borrowings will be sufficient to finance our working capital, capital spending and other cash needs for at least the next 12 months.

Cash flows from operating activities

Year ended December 31, 2007

Net cash provided by operating activities increased by $29.1 million to $66.6 million for 2007 compared with $37.5 million for 2006. The increase in net cash flow provided by operations was due primarily to a $16.1 million increase in net income adjusted for non-cash activity such as depreciation, amortization and LIFO expense and a $13.0 million net increase in cash provided by working capital. The increase from working capital was largely driven by cigarette and tobacco taxes payable which generated $20.0 million in cash through the re-establishment of credit terms in several states with the largest impact coming from the State of California.

Year ended December 31, 2006

Net cash provided by operating activities increased by $4.0 million to $37.5 million for 2006 compared with $33.5 million for 2005. The increase in net cash flow provided by operations was due primarily to lower inventories at the end of 2006 resulting from a decrease in promotional purchases of confectionary inventory compared to December 2005, repayment of deposits and timing of vendor pre-payments offset by an increase in receivables due primarily to the addition of the Pennsylvania division.

Cash flows from investing activities

Year ended December 31, 2007

Net cash used in investing activities decreased by $43.3 million to $23.3 million for 2007 from $66.6 million in 2006. Cash flows in investing activities in 2006 included $55.5 million related to the Klein acquisition.

Capital expenditures increased by $8.0 million to $20.8 million in 2007 due primarily to our investment in Toronto which approximated $6.4 million and to expenditures in refrigerated delivery and warehouse equipment. We expect to spend an additional $1.5 million for the new Toronto distribution center in the first quarter of 2008.

Year ended December 31, 2006

Net cash used in investing activities increased by $61.7 million to $66.6 million for 2006 from $4.9 million in 2005. The increase is due primarily to the acquisition of the Pennsylvania division. We paid $58.3 million for the assets (and assumed certain liabilities) of the Pennsylvania division, which assets included $2.8 million in cash. In 2006, capital expenditures increased by $6.2 million to $12.8 million for 2006 from $6.6 million for 2005, and related primarily to the scheduled replacement of delivery and warehouse equipment, equipping a replacement facility in Spokane, Washington and the addition of refrigerated dock capacity at a few of our distribution centers to handle dairy products.

Cash flows from financing activities

Year ended December 31, 2007

Net cash used in financing activities increased by $58.2 million to $39.5 million of net cash used for 2007 compared with $18.7 million of net cash provided by financing activities for the same period in 2006. The change was due primarily to repayments under our revolving credit facility offset slightly by an increase in book overdrafts.

Year ended December 31, 2006

Net cash provided by financing activities increased by $42.2 million to $18.7 million for 2006 compared with a use of cash of $23.5 million in 2005. We had net borrowings under our revolving credit facility of $18.4 million during 2006 due primarily to the acquisition of the Pennsylvania division.

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

At December 31, 2007 net available capacity under the 2005 Credit Agreement was $160.0 million compared to $115.4 million at December 31, 2006. We were in compliance with all of the covenants. At December 31, 2007 the amount of borrowing under the revolving credit facility was $29.7 million compared to $78.0 million at December 31, 2006. The amount outstanding under letters of credit facilities was $28.5 million at December 31, 2007 and $42.3 million at December 31, 2006. The balance outstanding under the 2005 Credit Facility has been classified as long-term debt because the facility expires on October 12, 2010.

The 2005 Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the year ended December 31, 2007 and 2006 was 6.7% and 6.5%, respectively. We paid total unused facility fees of $0.5 million in 2007 as compared to $0.4 million in 2006.

In fiscal year 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheet. Unamortized debt issuance costs were $1.2 million as of December 31, 2007 as compared to $1.6 million at December 31, 2006.

Contractual Obligations and Commitments

Contractual Obligations. The following table presents information regarding our contractual obligations that exist as of December 31, 2007:

(in millions)	Total	2008	2009	2010	2011	2012	2013 and Thereafter
Long-term debt(1)	$29.7	$—	$—	$29.7	$—	$—	$—
Purchase obligations(2)	1.5	1.5	—	—	—	—	—
Letters of credit	28.5	28.5	—	—	—	—	—
Operating leases	185.8	26.1	24.6	22.7	20.0	16.2	76.2

Total contractual obligations(3)	$245.5	$56.1	$24.6	$52.4	$20.0	$16.2	$76.2

(1)	Does not include interest costs associated with the Revolving Credit Facility which had a rate of 6.7% as of December 31, 2007.
(2)	Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As of December 31, 2007, $1.5 million represents estimated transportation equipment purchase commitments.
(3)	The table excludes unrecognized tax liabilities computed under FIN 48 of $10.2 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (See Note 10, Income Taxes).

Off-Balance Sheet Arrangements

Letter of Credit Commitments. As of December 31, 2007, our standby letters of credit issued under our 2005 Credit Facility were $28.5 million, related primarily to casualty insurance and tax obligations. All of the standby letters of credit expire in 2008. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.

Operating Leases. The majority of our sales offices, warehouse facilities, and trucks are subject to lease agreements which expire at various dates through 2021 (excluding renewal options). These leases generally require us to maintain, insure, and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost, and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $6.1 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such puts and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.

We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for losses we estimate will arise from our customer’s inability to make required payments. We evaluate the collectibility of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless. See Note 5, Other Balance Sheet Accounts Detail, Allowance for Doubtful Accounts, Accounts Receivable, for more information on recent estimates and adjustments to the Allowance for Doubtful Accounts.

Inventories

Our United States inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using producer price indices (PPI’s) as published by the United States Department of Labor. PPI’s are updated by the Department of Labor on a lag basis for manufacturer price increases or decreases implemented after the initial PPI has been published for a given month. When we are aware of material price increases or decreases from manufacturers we will estimate the PPI for the respective period in order to more accurately reflect inflation rates. The PPI’s are applied to inventory which is grouped by merchandise having similar characteristics. Under the LIFO method, current costs of goods sold are matched against current sales. Historically, increases in the cost of products such as cigarettes and tobacco resulted from cost increases by the manufacturers and increases in federal and state excise taxes. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO expense), while lower costs are retained in inventories. To the extent inventories or prices decline significantly at the end of any period where there have been increasing prices in prior periods, under LIFO some older and potentially lower priced inventory is considered as having been sold, resulting in a lower cost of goods sold compared to current prices, and increased current gross profit (LIFO income).

Vendor and Sales Incentives

Vendor’s Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Customer’s Sales Incentives—We also provide sales rebates or discounts to our customers on a regular basis. The customer’s sales incentives are recorded as a reduction to sales revenue as the “sales incentive” is earned by the customer. Additionally, we may provide racking and slotting allowances for the customers’ commitments to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Income Taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2007, we had a valuation allowance of $1.7 million related to foreign tax credits, which will expire in 2014 and 2016. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. We adopted the provisions of FIN No. 48 on January 1, 2007. FIN 48 provides guidance on measurement of unrecognized tax benefits and liabilities, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition (See Note 10, Income Taxes).

Claims Liabilities and Insurance Recoverables.

We maintain reserves related to health and welfare, workers’ compensation and auto liability programs that are principally self-insured. The reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on management’s assessment of potential liability which considered independent actuarial analyses or other acceptable methods using available information with respect to pending claims, historical experience and current cost trends. Claims activity, and resultant requirements, will fluctuate based on incurrence of claims and related health care costs required to satisfy these claims (See Note 2, Significant Accounting Policies).

Pension Liabilities.

We sponsored a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of these three pension benefit plans and post-retirement benefit plans are collectively referred to as the Pension Plans.

In December of 2007, all three defined benefit pension plans (“Pension Plans”) were merged into a single plan under the Core-Mark defined benefit pension plan. The merger was conducted to reduce internal administration of the plans, including multiple regulatory filings, better manage the assets and funds as a single plan, and reduce the fees paid to outside vendors. The pension costs and other post-retirement benefit costs charged to operations are determined based on management’s assessment, which considered annual valuations by an independent actuary. Included in the actuarial calculation is an assumed return on plan assets based on a weighted-average expected rate of return developed using historical returns for each major class of pension plan assets.

We select the assumed discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used (See Note 13, Employee Benefit Plans).

Stock-Based Compensation.

We expense stock-based compensation using the fair value method as permitted by SFAS No. 123R, Share-Based Payment. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards, and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. Currently we use the Black-Scholes option valuation model to value stock option awards. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with vesting based on service and fulfillment of performance conditions, if such awards involve performance goal based-awards. If we were to use alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different (See Note 12, Stock-Based Compensation Plans).

Impact of New Accounting Pronouncements on our Consolidated Financial Statements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on our 2007 consolidated financial statements is provided in Note 10, Income Taxes.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in other comprehensive income which is a separate component of stockholders’ equity. We adopted SFAS 158 in the fourth quarter of fiscal 2006. The adoption of SFAS 158 had no effect on our consolidated statements of operations for the years ended December 31, 2006 and 2007, and we expect that it will not affect our operating results in future periods. Information on employee benefit pension plans is provided in Note 13, Employee Benefit Plans.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measurement, and specifies enhanced disclosures required under other accounting pronouncements. SFAS 157 specifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for us in fiscal year beginning January 1, 2008. However, in November of 2007, the FASB granted a one-year deferral for non-financial assets and liabilities to comply with SFAS 157. We do not expect SFAS 157 to have a material impact on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. SFAS 159 is effective for us in our fiscal year beginning January 1, 2008. We do not expect SFAS 159 to have a material impact on our financial statements.

Accounting for Business Combinations and Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating the impact of SFAS 141R and SFAS 160 on our financial statements.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate United States cigarette consumption has declined since 1980. Prior to 2007 our cigarette sales had benefited from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2007. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, cigarette inventory holding profits for the year ended December 31, 2007 were $7.3 million or 2.2% of our gross profit for the year. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

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

Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. At December 31, 2007, variable rate debt represented all of our total debt. Depending upon the borrowing option chosen, the variable rate debt is generally based upon LIBOR or the prime rate plus an applicable margin. If interest rates on existing variable rate debt increased 67 basis points (which approximates 10% of the weighted average interest rate on our variable rate debt), our results from operations and cash flows would not be materially affected.

We conduct business in Canada. To the extent that funds are moved to or from Canada, we would be exposed to fluctuations in the Canadian/United States exchange rate. The Canadian/United States exchange rate based on the noon rate used for balance sheet translation was $0.9881, $1.1653, and $1.1659 as of December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial statements

A. Audited Financial Statements

• Reports of Independent Registered Public Accounting Firms	42

• Consolidated Balance Sheets—at December 31, 2007 and December 31, 2006	44

• Consolidated Statements of Operations—for the Year ended December 31, 2007, December 31, 2006, and December 31, 2005	45

• Consolidated Statements of Stockholders’ Equity and Comprehensive Income—for the Year ended December 31, 2007, December 31, 2006, and December 31, 2005	46

• Consolidated Statements of Cash Flows—for the Year ended December 31, 2007, December 31, 2006, and December 31, 2005	47

• Notes to Consolidated Financial Statements	48

2. Financial Statement Schedules

• Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Core-Mark Holding Company, Inc and its subsidiaries (the “Company”) for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8 (a) (2) for the years ended December 31, 2007 and 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2007 and 2006.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share based payment arrangements to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As discussed in Note 13 to the consolidated financial statements, on December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 10 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2008

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$21.3	$19.9
Restricted cash	11.5	9.3
Accounts receivable, net of allowance for doubtful accounts of $9.3 million and $4.0 million, respectively (Note 5)	135.7	149.4
Other receivables, net (Note 5)	32.1	35.7
Inventories, net (Note 6)	216.4	219.4
Deposits and prepayments (Note 5)	36.9	17.0
Deferred income taxes (Note 10)	8.4	—

Total current assets	462.3	450.7

Property and equipment, net (Note 7)	69.3	55.0
Deferred income taxes (Note 10)	7.2	—
Goodwill	2.8	2.9
Other non-current assets, net (Note 5)	35.5	47.0

Total assets	$577.1	$555.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54.3	$51.6
Book overdrafts	21.1	15.5
Cigarette and tobacco taxes payable	94.2	67.2
Accrued liabilities (Note 5)	56.7	56.0
Income taxes payable (Note 10)	—	6.9
Deferred income taxes (Note 10)	—	14.4

Total current liabilities	226.3	211.6

Long-term debt, net (Note 8)	29.7	78.0
Other tax liabilities	13.7	3.6
Claims liabilities, net of current portion	31.2	37.5
Pension liabilities	9.7	9.2

Total liabilities	$310.6	$339.9

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 10,445,886 and 10,208,292 shares issued and outstanding at December 31, 2007 and December 31, 2006)	$0.1	$0.1
Additional paid-in capital	202.6	175.5
Retained earnings	64.4	40.2
Accumulated other comprehensive loss	(0.6)	(0.1)

Total stockholders’ equity	266.5	215.7

Total liabilities and stockholders’ equity	$577.1	$555.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$5,560.9	$5,314.4	$4,891.1
Cost of goods sold	5,228.3	5,016.7	4,620.1

Gross profit	332.6	297.7	271.0

Warehousing and distribution expenses	174.1	151.1	135.7
Selling, general and administrative expenses	119.0	106.6	90.0
Amortization of intangible assets	1.8	1.5	1.3

Total operating expenses	294.9	259.2	227.0

Income from operations	37.7	38.5	44.0
Interest expense	2.4	5.3	12.1
Interest income	(1.4)	(1.1)	(1.1)
Foreign currency transaction (gains) losses, net	(0.9)	0.3	0.9
Loss on early extinguishment of debt	—	—	6.2

Income before income taxes	37.6	34.0	25.9
Provision for income taxes (Note 10)	13.5	13.4	11.6

Net income	$24.1	$20.6	$14.3

Basic income per common share (Note 11)	$2.30	$2.05	$1.46

Diluted income per common share (Note 11)	$2.15	$1.87	$1.37

Basic weighted average shares (Note 11)	10.5	10.0	9.8
Diluted weighted average shares (Note 11)	11.2	11.0	10.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
Balance, December 31, 2004	9.8	$0.1	$162.1	$5.3	$(0.9)	$166.6	$—
Net income	—	—	—	14.3	—	14.3	14.3
Amortization of deferred stock based compensation	—	—	4.0	—	—	4.0	—
Minimum pension liability adjustment, net of taxes of $0.3	—	—	—	—	(0.4)	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	0.1	0.1	0.1

Total comprehensive income							14.0

Balance, December 31, 2005	9.8	0.1	166.1	19.6	(1.2)	184.6
Net income	—	—	—	20.6	—	20.6	20.6
Amortization of stock based compensation	—	—	4.4	—	—	4.4	—
Cash proceeds from exercise of common stock	—	—	3.2	—	—	3.2	—
Minimum pension liability adjustment, net of taxes of $0.9	—	—	—	—	1.3	1.3	1.3
SFAS No. 158 adoption adjustment, net of taxes of $0.3	—	—	—	—	(0.4)	(0.4)	—
Excess tax deductions associated with common stock	—	—	1.8	—	—	1.8	—
Issuance of stock-based instruments	0.4	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	0.2	0.2	0.2

Total comprehensive income							22.1

Balance, December 31, 2006	10.2	0.1	175.5	40.2	(0.1)	215.7
Net income	—	—	—	24.1	—	24.1	24.1
Amortization of stock based compensation	—	—	5.3	—	—	5.3	—
Cash proceeds from exercise of common stock	—	—	2.2	—	—	2.2	—
FIN 48 adoption adjustments	—	—	18.5	0.1	—	18.6	—
Minimum pension liability adjustment, net of taxes of $0.7	—	—	—	__	(1.0)	(1.0)	(1.0)
Excess tax deductions associated with common stock	—	—	1.1	—	—	1.1	—
Issuance of stock-based instruments	0.2	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	0.5	0.5	0.5

Total comprehensive income							$23.6

Balance, December 31, 2007	10.4	$0.1	$202.6	$64.4	$(0.6)	$266.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$24.1	$20.6	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	14.5	3.7	7.5
Amortization of debt issuance costs	0.4	0.4	1.0
Amortization of stock-based compensation expense	5.3	4.4	4.0
Bad debt expense, net	6.9	(1.2)	(0.3)
Depreciation and amortization	14.9	13.2	12.5
Loss on early extinguishment of debt	—	—	4.4
Foreign currency transaction (gains) losses, net	(0.9)	0.3	0.9
Deferred income taxes	(4.5)	3.2	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	9.2	(1.5)	5.1
Other receivables	6.0	(4.9)	8.3
Inventories	(7.1)	(3.3)	(19.5)
Deposits, prepayments and other non-current assets	(8.5)	5.7	(6.1)
Accounts payable	2.3	4.9	4.4
Cigarette and tobacco taxes payable	22.7	2.7	13.6
Pension, claims and other accrued liabilities	(15.3)	(11.8)	(5.3)
Income taxes payable	(3.4)	1.1	(8.6)

Net cash provided by operating activities	66.6	37.5	33.5

Cash flows from investing activities:
Restricted cash	(0.6)	1.5	1.7
Acquisition of business, net of cash acquired	—	(55.5)	—
Additions to property and equipment, net	(20.8)	(12.8)	(6.6)
Capitalization of internally developed software	(2.0)	—	—
Proceeds from sale of fixed assets	0.1	0.2	—

Net cash used in investing activities	(23.3)	(66.6)	(4.9)

Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(48.4)	18.4	59.6
Payments under 2004 credit facility, net	—	—	(45.0)
Principal payments on long-term debt	—	—	(35.5)
Cash proceeds from exercise of common stock options	2.2	3.2	—
Excess tax deductions associated with stock-based compensation	1.1	1.8	—
Changes in debt issuance costs	—	—	(2.1)
Increase (decrease) in book overdrafts	5.6	(4.7)	(0.5)

Net cash (used in) provided by financing activities	(39.5)	18.7	(23.5)

Effects of changes in foreign exchange rates	(2.4)	0.3	(1.3)

Increase (decrease) in cash and cash equivalents	1.4	(10.1)	3.8
Cash and cash equivalents, beginning of period	19.9	30.0	26.2

Cash and cash equivalents, end of period	$21.3	$19.9	$30.0

Supplemental disclosures:
Cash paid during the period for:
Income taxes, includes interest paid, net of refunds	$28.1	$8.2	$21.4
Interest	$2.5	$5.5	$11.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information

Nature of Operations

Core-Mark Holdings, Inc. (Core-Mark), a Delaware corporation, and subsidiaries (referred herein as “we,” “us” “our,” “Core-Mark” or the “Company”), is one of the leading broad-line, full service wholesale distributors of packaged consumer products to the convenience retail industry in the United States and Canada, with revenues generated from the sale of cigarettes, tobacco products, candy, snacks, fast food, fresh products, groceries, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our principal customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products. We operate a network of 24 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 21,000 customer locations in 45 states of the United States and five Canadian provinces. In April 2007, we announced our plan to open a new distribution facility near Toronto, Ontario by February 2008. This new facility will expand our existing market geography in Canada. Our origin dates back to 1888, when Glaser Bros., a family owned and operated candy and tobacco distribution business, was founded in San Francisco.

2.	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

We also evaluate any relationships to identify any variable interest entities in which we may not have a majority or voting interest but with which we may be required to consolidate because we are deemed to be the primary beneficiary of that entity. As of December 31, 2007, we were not a party to such a relationship.

Reclassifications

Amortization of debt issuance costs have been reclassified from debt issuance costs to interest expense in the statements of operations and also reported as a separate line item in the statements of cash flow for all years presented to conform to current year presentation. These reclassifications did not have an impact on income from operations, income before income taxes, net income, operating or total cash flows, or the financial position for any period presented.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the allowance for doubtful accounts, the allowance related to other receivables, inventory reserves, recoverability of goodwill and other long-lived assets, stock compensation expense, the realizability of deferred income taxes, pension benefits and self-insurance reserves, and the fair value of our common stock and stock volatility to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue at the point at which the product is delivered and title passes to the customer in accordance with the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 104

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SAB 104), “Revenue Recognition.” Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on our returns experience which has historically not been significant. We also earn management services fee revenue from operating third party distribution centers belonging to certain customers. The service fee revenue amounted to approximately $5.4 million in 2007, $5.3 million in 2006 and $3.8 million in 2005, which represented less than 1% of total revenues for each of those years. Such revenue is recognized as earned on a monthly basis in accordance with the terms of the management services fee contracts, and is included in net sales on the accompanying consolidated statements of operations.

Vendor and Sales Incentives

Vendor’s Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Customer’s Sales Incentives—We also provide sales rebates or discounts to our customers on a regular basis. These customer’s sales incentives are recorded as a reduction to sales revenue as the “sales incentive” is earned by the customer. Additionally, we may provide racking and slotting allowances for the customer’s commitment to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Excise Taxes

Excise taxes on cigarettes and other tobacco products are a significant component of our net sales and our cost of sales. In 2007, 2006 and 2005 approximately 24%, 25% and 24%, respectively, of our net sales, and approximately 26% for each of these years of our cost of goods sold represented excise taxes.

Foreign Currency Translation

The assets and liabilities of our Canadian operations, whose functional currency is the Canadian dollar, are translated at exchange rates in effect at period-end. Adjustments resulting from such translation are presented as foreign currency translation adjustments net of applicable income taxes and are included in other comprehensive income. Income and expenses are translated at average rates for the period. We recognize the gain or loss on foreign currency exchange transactions, net of applicable income taxes, in the consolidated statement of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian provincial taxing authorities. As of December 31, 2007, we had cash book overdrafts of $21.1 million as compared to $15.5 million as of December 31, 2006, reflecting issued checks that have not cleared through our banking system in the ordinary course of business for accounts payable. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.

Financial Instruments

The carrying amount for our cash, cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of our variable rate debt approximates fair value due to the variable nature of interest rates.

Risks and Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, accounts receivable and other receivables. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. We pursue amounts and incentives due from vendors, and in the normal course of business, and are often allowed to deduct these amounts and incentives from payments made to our vendors.

A credit review is completed for new customers and ongoing credit evaluations of customer’s financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. We do not have individual customers that account for more than 10% of our total sales or for more than 10% of total accounts receivable. However, some of our distribution centers are dependent on relationships with a single customer or a few large customers.

We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc., were approximately 25% for both 2007 and 2006, and 26% for 2005. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% for 2007, and 15% for both 2006 and 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of trade receivables from customers. We evaluate the collectibility of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless. (See Note 5, Other Balance Sheet Accounts Detail, Allowance for Doubtful Accounts, Accounts Receivable).

Other Receivables

Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. We evaluate the collectibility of amounts due from vendors and determine the appropriate allowance for doubtful accounts due from vendors based on historical experience and on a review of specific amounts outstanding. While we believe that such allowances are adequate, these estimates could change in the future depending upon our ability to collect these vendor receivables.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have determined the following useful lives for our fixed assets:

Useful life in years
Delivery equipment	4 to 10
Office furniture and equipment	3 to 10
Warehouse equipment	3 to 15
Leasehold improvements	4 to 18
Buildings	25

Impairment of Long-lived Assets

We review our intangible and long-lived assets for potential impairment at least annually, based on projected undiscounted cash flows associated with these assets. Long-lived and intangible assets may also be included in impairment testing when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of those assets.

We evaluate long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset group’s carrying value over the estimated remaining useful life of the primary assets. Impairment is measured as the difference between carrying value and fair value.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is based on appraised value or estimated sales value, similar assets in recent transactions, or discounted cash flows. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2007, we did not have impairment costs related to assets identified for abandonment as a result of facility closures or facility relocation. During 2006, we recognized approximately $0.3 million in asset impairment costs related to assets identified for abandonment as a result of facility closures and facility relocation.

Goodwill and Intangible Assets

We review goodwill for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on an annual basis or whenever significant events or changes occur in its business. The reviews are performed at the operating division level, which comprise our reporting units. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Based on the impairment tests performed there was no impairment of goodwill in 2007 or 2006. There can be no assurance that future goodwill tests will not result in a charge to earnings. We do not amortize those intangible assets that have been determined to have indefinite useful lives. Information on other intangible assets is provided in Note 5, Other Balance Sheet Accounts Detail.

Computer Software Developed or Obtained for Internal Use

We account for proprietary computer software systems, namely our Distribution Center Management System (DCMS), and implementation of Hyperion Financial Management (HFM), in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement specifies certain criteria under which costs associated with this software are either expensed or capitalized and amortized. During 2007 we completed the implementation of HFM. The costs related to software project were either expensed or capitalized in accordance with this pronouncement. During 2007 we capitalized approximately $2.0 million primarily for HFM and other internally developed software which was included in the consolidated balance sheet for the year ended December 31, 2007.

Debt Issuance Costs

In accordance with Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, debt issuance costs have been deferred and are being amortized as interest expense over the five-year term of the related debt agreement using the effective interest method. Debt issuance costs are included in other non-current assets, net, on the accompanying consolidated balance sheets.

Claims Liabilities and Insurance Recoverables

Pursuant to FASB Interpretation No. 39 (FIN 39), Offsetting of Amounts Related to Certain Contracts, claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of off-set. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. As of December 31, 2007, we had liabilities for workers’ compensation, auto and general liability related to both Core-Mark and Fleming (“former owner of Core-Mark” related to emergence from bankruptcy in 2004) self-insurance obligations of $31.2 million long-term and $8.6 million short-term.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain reserves related to health and welfare, workers’ compensation, auto and general liability programs that are principally self-insured. We have a per-claim ceiling of $500,000 for our workers’ compensation and auto liability self-insurance programs and a per-claim limit of $200,000 for our health and welfare program. We purchased insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on our assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.

Pension Costs and Other Post-retirement Benefit Costs

In accordance with SFAS No. 132R, Employers Accounting for Pensions and Other Postretirement Benefits, which amends SFAS 87, 88 and 106, pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. In addition, in September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). In accordance with SFAS No. 158, we recognized in the consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measured the plan’s assets and its obligations to determine the plan’s funded status as of the end of the employer’s fiscal year, and recognized changes in the funded status of our defined benefit postretirement plan in the year in which the change occurred (See Note 13, Employee Benefit Plans).

Income Taxes

Income taxes are accounted for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2007, we had a valuation allowance of $1.7 million related to foreign tax credits, which will expire in 2014 and 2016. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides guidance on measurement of unrecognized tax benefits and liabilities, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition (See Note 10, Income Taxes).

Stock-based Compensation

Effective January 1, 2006, we began to expense stock-based compensation using the fair value method as required by SFAS No. 123R, Share-Based Payment (See Note 12, Stock-Based Compensation Plans). Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards, and forfeiture rates. We develop our estimates based on historical data and market information which can change

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly over time. Currently we use the Black-Scholes option valuation model to value stock awards. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with vesting based on service and fulfillment of performance conditions, if such awards involve performance goal based-awards.

Total Comprehensive Income

We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Total Comprehensive Income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of stockholders’ equity, but are excluded from net income. Other comprehensive income is comprised of adjustments to minimum pension liability and currency translation adjustments relating to our foreign operations in Canada whose functional currency is not the U.S. dollar (See statements of stockholders’ equity and comprehensive income).

Segment Information

We report our segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting by public enterprises on information about product lines, geographical areas and major customers, the method of determining what information to report is based on the way we are organized for operational decisions and assessment of financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the United States and Canada. Therefore, we have determined that we have two reportable segments based on geographical area-United States and Canada. We present our segment reporting information based on business operations and by major product category for each of the two geographic segments (See Note 15, Segment Information).

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assumes the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method (See Note 11, Earnings Per Share).

Impact of New Accounting Pronouncements on our Consolidated Financial Statements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Interpretation provides guidance on measurement, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007.

At January 1, 2007 (date of adoption of FIN 48), the total amount of unrecognized tax benefits, which was recorded in other tax liabilities, related to federal, state and foreign taxes was approximately $11.0 million. As of January 1, 2007, we recorded a liability of $2.4 million for the payment of interest and penalties related to unrecognized tax benefits, consisting of $2.1 million for interest and $0.3 million related to penalties.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the total amount of unrecognized tax benefits under FIN 48, which was recorded in other tax liabilities, related to federal, state and foreign taxes was approximately $10.2 million. As of December 31, 2007, we recorded a liability of $3.5 million for the payment of interest and penalties related to unrecognized tax benefits under FIN 48, consisting of $3.2 million for interest and $0.3 million related to penalties (See Note 10, Income Taxes).

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of stockholders’ equity. We adopted SFAS 158 in the fourth quarter of fiscal 2006. Information on employee benefit pension plans and SFAS 158 disclosure is provided in Note 13, Employee Benefit Plans. The adoption of SFAS 158 had no effect on our consolidated statements of operations for the years ended December 31, 2006 and 2007, and we expect that it will not affect our operating results in future periods.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measurement, and specifies enhanced disclosures required under other accounting pronouncements. SFAS 157 specifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for us in fiscal year beginning January 1, 2008. However, in November of 2007, the FASB granted a one-year deferral for non-financial assets and liabilities to comply with SFAS 157. We do not expect SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. SFAS 159 is effective for us in our fiscal year beginning January 1, 2008. We do not expect SFAS 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating the impact of SFAS 141R and SFAS 160 on our financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Asset Acquisition of Klein Candy Co. L.P.

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (the Pennsylvania division or Klein), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million. We acquired Klein, to help build a national distribution capacity by expanding our presence into the Eastern United States.

Operating results for the Pennsylvania division are included in the consolidated statements of operations from the date of acquisition.

The following table details the adjusted purchase price allocation and the relevant adjustments:

(in millions)	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Cash	$2.5	$0.3	$2.8
Receivables	21.2	0.3	21.5
Inventory	19.6	0.2	19.8
Other assets	1.3		1.3
Fixed assets, net	1.8		1.8
Land and buildings	7.9		7.9
Identifiable intangibles	0.7		0.7
Non-compete agreements	0.6		0.6
Goodwill	3.1	(0.3)	2.8
Accrued liabilities	(0.4)	(0.5)	(0.9)

Total Purchase price	$58.3	$0.0	$58.3

4.	Victoria / Vancouver Facility Consolidation

During the third quarter of 2006, we adopted a plan to consolidate the business operations of our Victoria and Vancouver, British Columbia distribution centers in order to reduce operating costs and improve service to customers. The facility consolidation plan included closing the Victoria facility, consolidating the majority of the Victoria operations to the nearby Vancouver distribution center and terminating a number of the Victoria employees.

We ceased operations at the Victoria facility on October 20, 2006 and terminated the majority of the facility employees on October 27, 2006. The 22 terminated employees served in the warehouse, distribution, sales and administrative functions.

Total expenses related to the facility consolidation were $0.6 million in 2006. The facility closure costs were included in the consolidated statement of operations for 2006 under selling, general and administrative expenses.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Other Balance Sheet Accounts Detail

Allowance for Doubtful Accounts, Accounts Receivable

The changes in the allowance for doubtful accounts due from customers consist of the following during the following periods (in millions):

	2007	2006
Balance, beginning of period	$4.0	$6.5
Net additions charged to operations	6.9	0.4
Less: Write-offs and adjustments	(1.6)	(2.9)

Balance, end of period	$9.3	$4.0

During the third quarter of 2007, two of our customers experienced deteriorating financial conditions leading one of the customers to seek protection under Court Receivership in September of 2007. These customers filed for bankruptcy under Chapter 11 during the fourth quarter of 2007. Based on management’s evaluation of the customers’ ability to make future payments, including the legal options available, we increased the allowance for doubtful accounts by $5.9 million in the last two quarters of 2007 to provide for the collection risks with respect to these two accounts receivable. As of December 31, 2007, the total balance in the allowance for doubtful accounts, net of other bad debt charges and additions for 2007, was $9.3 million. The increase in the allowance for doubtful accounts was recognized in our selling, general and administrative expenses which is included in our operating expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.

Other Receivables, Net

Other receivables, net consist of the following (in millions):

	December 31, 2007	December 31, 2006
Vendor receivables, net	$27.5	$26.8
Insurance recoverables, current	3.4	5.0
Other	1.2	3.9

Total	$32.1	$35.7

The allowance for doubtful accounts due from vendors was $0.2 million as of December 31, 2007 and $1.0 million for the same period in 2006.

Deposits and Prepayments

Deposits and prepayments consist of the following (in millions):

	December 31, 2007	December 31, 2006
Deposits	$3.6	$2.7
Prepayments	33.3	14.3

Total	$36.9	$17.0

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our deposits and prepayments include deposits related to workers’ compensation claims, prepayments relating to insurance policies, income taxes, product purchases, prepaid rent and rental deposits and up front consideration to customers.

Other Non-Current Assets, Net

Other non-current assets, net consist of the following (in millions):

	December 31, 2007	December 31, 2006
Internally developed and other software, net	$5.6	$5.0
Insurance recoverables, net of current portion	20.7	24.9
Debt issuance costs, net	1.2	1.6
Insurance deposits, net of current portion	6.0	10.3
Amortizable intangibles	1.2	1.1
Other non-current assets	0.8	4.1

Total	$35.5	$47.0

Intangible and Long-Lived Assets. Internally developed and other software with an eight-year life was $3.5 million at December 31, 2007 and $4.2 million at December 31, 2006, net of accumulated amortization. In addition, other non-current assets, net included other purchased software with an average life of one to three years which amounted to $2.1 million at December 31, 2007 and $0.8 million at December 31, 2006. The amortization of intangible assets recorded in the consolidated statement of operations as of December 31, 2007 was $1.8 million and $1.5 million for the same period in 2006.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31, 2007	December 31, 2006
Accrued payroll, retirement, and other benefits	$12.3	$13.8
Claims liabilities, current	8.6	12.5
Other accrued expenses	28.2	22.6
Accrued customer incentives payable	7.6	7.1

Total	$56.7	$56.0

Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(K) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include Canadian goods and services taxes, legal expenses, interest and other miscellaneous accruals.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Inventories

Inventories consist of the following (in millions):

	December 31, 2007	December 31, 2006
Inventories at FIFO, net of reserves	$241.7	$231.6
Less: LIFO reserve	(25.3)	(12.2)

Inventories at LIFO	$216.4	$219.4

7.	Property and Equipment

Property and equipment consist of the following (in millions):

	December 31, 2007	December 31, 2006
Delivery, warehouse and office equipment	$73.7	$54.2
Leasehold improvements	14.3	8.7
Land and buildings	12.5	12.3

	100.5	75.2
Accumulated depreciation and amortization	(31.2)	(20.2)

Total	$69.3	$55.0

For 2007, 2006 and 2005, depreciation and amortization expenses related to property and equipment were $10.8 million, $9.5 million and $8.3 million, respectively. Property and equipment includes accruals for construction in progress of $3.3 million in 2007, $1.4 million in 2006, and $1.4 million in 2005.

8.	Long-Term Debt

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

At December 31, 2007 net available capacity under the 2005 Credit Facility was $160.0 million compared to $115.4 million at December 31, 2006. At December 31, 2007 the amount of borrowing under the revolving credit facility was $29.7 million compared to $78.0 million at December 31, 2006. The amount outstanding under letters of credit facilities was $28.5 million at December 31, 2007 and $42.3 million at December 31, 2006. The balance outstanding under the 2005 Credit Facility has been classified as long-term debt because the facility expires on October 12, 2010.

The 2005 Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the years ended December 31, 2007 and 2006 was 6.7% and 6.5%, respectively. We paid total unused facility fees of $0.5 million in 2007 as compared to $0.4 million in 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2005, we paid approximately $2.1 million in financing costs in connection with the 2005 Credit Facility, which are being deferred and amortized as interest expense over the life of the facility. These costs are included in other non-current assets on the consolidated balance sheet. Unamortized debt issuance costs were $1.2 million as of December 31, 2007 and $1.6 million at December 31, 2006.

9.	Commitments and Contingencies

Purchase Commitments

Purchase agreements and commitments entered into in the ordinary course of business obligate us to make future purchases of transportation equipment. As of December 31, 2007, estimated transportation equipment purchase commitments were $1.5 million.

Operating Leases

We lease nearly all of our sales and warehouse facilities as well as tractors, trucks and vans under operating lease agreements expiring at various dates through 2021, excluding renewal options. Rent expense is recorded in accordance with SFAS No. 13, Accounting for Leases, on a straight-line basis over the term of the lease including available renewal options terms if it is reasonably assured that the renewal options will be exercised. The operating leases generally require us to pay taxes, maintenance and insurance. In most instances, we expect the operating leases that expire will be renewed or replaced in the normal course of business.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2007:

Year Ending December 31,	(in millions)
2008	$26.1
2009	24.6
2010	22.7
2011	20.0
2012	16.2
Thereafter	76.2

$185.8

For 2007, 2006 and 2005, rental expenses for operating leases, including contracted vehicle maintenance costs were $29.1 million, $23.9 million, and $24.1 million, respectively.

Contingencies

Litigation

We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2007, we were not involved in any material litigation.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

Our income tax provision from continuing operations consists of the following (in millions):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$13.5	$7.8	$8.8
State	3.4	1.3	2.4
Foreign	0.4	1.7	2.8

Total current tax provision	17.3	10.8	14.0

Deferred:
Federal	(2.3)	2.2	(1.6)
State	(0.4)	0.7	(0.4)
Foreign	(1.1)	(0.3)	(0.4)

Total deferred tax (benefit) provision	(3.8)	2.6	(2.4)

Income tax provision	$13.5	$13.4	$11.6

A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision (in millions) follows:

	Year Ended December 31,
	2007		2006		2005
Federal income tax provision at the statutory rate	$13.2	35.0%	$11.9	35.0%	$9.1	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.9	5.1	1.3	3.8	1.3	5.0
Adjustments to tax accruals	(0.8)	(2.1)	—	—	—	—
Effect of foreign operations	(0.8)	(2.1)	(0.3)	(0.8)	(0.4)	(1.5)
Change in valuation allowances	—	—	0.4	1.1	1.1	4.3
Other, net	—	—	0.1	0.3	0.5	1.9

Income tax provision	$13.5	35.9%	$13.4	39.4%	$11.6	44.7%

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Employee benefits, including post-retirement benefits	$14.7	$14.0
Trade and other receivables	2.8	1.6
Inventories	1.6	—
Goodwill and intangibles	0.9	0.5
Self-insurance reserve	1.4	1.5
State Taxes	1.5	—
Other	3.5	2.9

Subtotal	26.4	20.5
Less: valuation allowance	(1.7)	(2.3)

Net deferred tax assets	24.7	18.2

Deferred tax liabilities:
Inventories	—	19.6
Property and equipment	5.2	7.8
Deferred income	1.9	1.8
Other	2.0	3.4

Total deferred tax liabilities	9.1	32.6

Total net deferred tax assets (liabilities)	$15.6	$(14.4)
Net current deferred tax assets (liabilities)	8.4	(14.4)

Net non-current deferred tax assets	7.2	—

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $1.7 million at December 31, 2007 and $2.3 million at December 31, 2006 related to foreign tax credits, which will expire in 2014 and 2016.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 which resulted in an increase in our stockholders’ equity of $18.6 million.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the total amount of unrecognized tax benefits which was included in other tax liabilities, related to federal, state and foreign taxes was approximately $10.2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

Balance at January 1, 2007	$10.5
Reductions for tax position of a prior year	$(0.1)
Lapse of statute of limitations	$(0.9)
Other	$0.7

Balance at December 31, 2007	$10.2

The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $8.7 million as of December 31, 2007. The unrecognized tax benefits of $10.2 million as of December 31, 2007 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $2.9 million through December 31, 2008.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2003 tax year is still open for certain state tax authorities. The 1999 to 2007 tax years remain subject to examination by the respective tax authority for the foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination has not been completed and no adjustments have been proposed as of December 31, 2007.

We recognize interest and penalties on income taxes in income tax expense. As of December 31, 2007, we recorded a liability of $3.5 million for the payment of interest and penalties related to unrecognized tax benefits under FIN 48, consisting of $3.2 million for interest and $0.3 million related penalty.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2007			2006			2005
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$24.1	10.5	$2.30	$20.6	10.0	$2.05	$14.3	9.8	$1.46
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	—		0.2	(0.03)		0.1	(0.01)
Stock options		0.3	(0.06)		0.3	(0.06)		0.2	(0.03)
Warrants		0.4	(0.09)		0.5	(0.09)		0.4	(0.05)
Performance Shares		—	—		—	—		—	—
Diluted EPS	$24.1	11.2	$2.15	$20.6	11.0	$1.87	$14.3	10.5	$1.37

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the year ended December 31, 2007 there were 121,475 anti-dilutive options. There were no anti-dilutive options in 2006 and 2005.

12.	Stock-Based Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock Based Compensation, using the modified prospective method. Under this method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date, and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated. SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values.

Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans using the fair value method, as prescribed in SFAS 123, whereby stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the vesting period. We did not have a stock-based compensation plan in place prior to August 23, 2004.

Total stock-based compensation cost recognized in the accompanying consolidated statements of operations for 2007, 2006 and 2005 was $5.3 million, $4.4 million and $4.0 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $3.8 million at December 31, 2007. This balance is expected to be recognized over a weighted average period of 2.2 years.

Employee stock-based compensation expense recognized in 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 1.6% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of plan participants, approximately 61. We issue new shares to satisfy stock option exercises.

We maintain five stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan, the 2005 Directors’ Equity Incentive Plan, and the 2007 Long Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long Term Incentive Plan—Restricted Stock Units and Options	828,173	4,412
2005 Long Term Incentive Plan—Restricted Stock Units	90,976	2,455
2004 Directors Equity Incentive Plan	30,000	—
2005 Directors Equity Incentive Plan	15,000	—
2007 Long Term Incentive Plan(1)	146,688	1,055,662

(1)	Includes non-qualified stock options, restricted stock units and performance shares.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2004 Directors’ Equity Incentive Plan

The 2004 Directors’ Equity Incentive Plan (2004 Directors’ Plan) consists of 30,000 non-qualified stock options that have been granted to non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly after the first anniversary of the vesting commencement date.

2005 Long Term Incentive Plan

The 2005 Long-Term Incentive Plan (2005 LTIP) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. Based on a formula in the plan, the restricted stock units originally available for issuance were 171,315.

2005 Directors’ Equity Incentive Plan

The 2005 Directors’ Equity Incentive Plan (2005 Directors’ Plan) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors’ Plan are similar to the 2004 Directors’ Plan. No stock options are available for future issuance.

2007 Long Term Incentive Plan

The 2007 Long-Term Incentive Plan (2007 LTIP) provides for the granting of awards of up to 1,202,350 shares of our common stock (including treasury shares) to officers, employees, and non-employee directors (40,000 shares are reserved for issuance to non-employee directors). The 2007 LTIP became effective on July 1, 2007. Awards may be made under the 2007 LTIP through June 30, 2017, which is 10 years from the effective date of the 2007 LTIP. We currently anticipate that substantially all of the shares available for grant under the 2007 LTIP will be granted prior to December 31, 2010 (within three and one-half years from the effective date of the 2007 LTIP).

The available awards under the 2007 LTIP include: stock options, restricted stock units and performance shares. The annual award limits of the 2007 LTIP provide for options which are limited in any one plan year to 100,000 shares to any one participant, and performance shares which are also limited to 100,000 to any one

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participant in any one plan year. Restricted stock units, or RSUs, are awards that will be subject to certain restrictions and subject to a risk of forfeiture upon certain kinds of employment terminations. A RSU represents a right to receive a share of our common stock at the end of a specified period. Unless a grant agreement provides otherwise, a holder of a RSU has the right to receive accumulated dividends or distributions on the corresponding shares underlying the RSU on the date the RSU vests and thereafter until the underlying shares are issued. Performance shares may include (i) specific dollar-value target awards, (ii) performance units, the value of each unit being determined by the Compensation Committee at the time of issuance, and/or (iii) performance shares, the value of each such share being equal to the fair market value of a share of our common stock.

If any grant of shares under the 2007 LTIP expires or is forfeited by the grantee (whether due to failure to satisfy vesting requirement or otherwise), then such forfeited shares will be withdrawn from the pool of shares available for grant under the 2007 LTIP.

Assumptions Used for Fair Value

We use the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option. Option pricing models require the input of assumptions that are estimated at the date of grant.

The following table presents the assumptions used in the Black Scholes option pricing model to value the stock options granted during the period 2005 through 2007. Restricted stock units and Performance shares were valued at the fair market value of our stock at date of grant.

	Year Ended December 31,
	2007	2006	2005
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	4.50%-5.00%	4.41%-5.13%	4.25%
Volatility	30%	30%	30%
Dividend yield	—	—	—
Weighted-average fair value per share of grants:
Stock options	$11.39	$—	$8.20
Restricted stock units	$35.41	$34.85	$32.21
Performance shares	$36.95	$—	$—

There is limited historical information available to support the estimate of certain assumptions required to value the stock options and restricted stock units as our shares began trading on the over-the-counter market in April 2005 and on the NASDAQ national market in December 2005. The expected volatility of our stock is based on a variety of factors including the volatility measures of other companies in relatively similar industries and the measures of companies which recently emerged from bankruptcy. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of the plans for the year ended December 31, 2007:

		December 31, 2005		December 31, 2006		2007						December 31, 2007
		Outstanding		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU’s	196,301	$0.01	116,928	$0.01	15,000	$0.01	(53,859)	$0.01	(3,442)	$0.01	74,627	$0.01	58,377	$0.01
2004 LTIP	Options	1,049,934	15.50	840,372	15.50	54,637	36.03	(139,009)	15.50	(2,454)	15.50	753,546	16.99	698,909	15.50
2004 Directors’ Plan	Options	30,000	15.50	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU’s	153,455	0.01	126,467	0.01	8,900	0.01	(44,670)	0.01	279	0.01	90,976	0.01	64,825	0.01
2005 Directors’ Plan	Options	15,000	27.03	15,000	27.03	—	—	—	—	—	—	15,000	27.03	11,248	27.03
2007 LTIP	RSU’s	—	—	—	—	60,230	0.01	—	—	(359)	0.01	59,871	0.01	—	—
	Options	—	—	—	—	67,276	36.94	—	—	(438)	34.20	66,838	36.96	—	—
	Perf. Shares	—	—	—	—	39,846	0.01	—	—	(19,867)	0.01	19,979	0.01	—	—

Note: Price is weighted average price per share.

The aggregate intrinsic value of stock options exercised in 2007 was $2.5 million, and $3.9 million in 2006. In 2005 the aggregate intrinsic value of stock options exercised was not material. The aggregate intrinsic value of restricted stock units exercised in 2007 was $3.2 million, and $4.1 million in 2006. In 2005 the aggregate intrinsic value of restricted stock exercised was not material.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2007:

		December 31, 2007
		Outstanding		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (in thousands)
Plans	Securities	Vested	Expected to Vest(2)	Vested	Expected to Vest(2)	Vested	Expected to Vest(2)
2004 LTIP	RSU’s	58,377	15,997	—	—	$1,676	$459
2004 LTIP	Options	698,909	53,785	3.6	6.2	9,240	—
2004 Directors’ Plan	Options	30,000	—	3.6	—	396	—
2005 LTIP	RSU’s	64,825	25,743	—	—	1,861	739
2005 Directors’ Plan	Options	11,248	3,693	4.6	4.6	19	5
2007 LTIP	RSU’s	—	58,937	—	—	—	1,743
	Options	—	65,795	—	6.5	—	—
	Perf. Shares	19,979	—	—	—	574	—

(1)	Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2007 of $28.72, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.
(2)	Options and restricted stock units that are expected to vest are net of estimated future forfeitures.

The aggregate fair values of options vested in 2007, 2006 and 2005 were approximately $6.7 million, $12.2 million and $15.3 million, respectively. The aggregate fair value of restricted stock units vested in 2007, 2006 and 2005 was approximately $3.2 million, $5.3 million and $2.8 million, respectively.

13.	Employee Benefit Plans

Pension Plans

We sponsored a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of these three pension benefit plans and post-retirement benefit plans are collectively referred to as the Pension Plans.

In December of 2007, the three former Fleming defined benefit pension plans (“Pension Plans”) were merged into the Core-Mark defined benefit pension plan. The merger was conducted to reduce internal administration of the plans, including multiple regulatory filings, better management of the assets and funds as a single plan, and reduce the fees paid to outside vendors. Beside the savings in administration and regulatory filings, and reduction in advisory fees and expenses, the merger into one Pension Plan would have little impact on our financial statements. Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses, are amortized over the expected average remaining service life of the employee group.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2007, and a statement of the funded status for the year ended December 31, 2007 and December 31, 2006 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Change in benefit obligation:
Obligation at beginning of period	$36.2	$38.6	$5.2	$5.6
Interest cost	2.1	2.0	0.4	0.3
Actuarial loss (gain)	(0.3)	(1.7)	0.7	(0.6)
Benefit payments	(2.7)	(2.7)	(0.3)	(0.1)

Benefit obligation at end of period	$35.3	$36.2	$6.0	$5.2

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$31.9	$29.5	$—	$—
Actual return on plan assets	0.8	2.8	—	—
Employer contributions	1.3	2.3	0.3	0.1
Benefit payments	(2.7)	(2.7)	(0.3)	(0.1)

Fair value of pension plan assets at end of period	$31.3	$31.9	$—	$—

Funded Status:
Funded status	$(4.0)	$(4.4)	$(6.0)	$(5.2)

The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31, 2007	December 31, 2006
Projected benefit obligation	$35.3	$36.2
Accumulated benefit obligation	35.3	36.2
Fair value of pension plan assets	31.3	31.9

The following table provides components of the net periodic pension cost (in millions):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Interest cost	$2.1	$2.0	$2.1
Expected return on plan assets	(2.3)	(2.2)	(2.2)

Net periodic benefit cost	$(0.2)	$(0.2)	$(0.1)

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides components of the net periodic other benefit cost (in millions):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Service cost	$—	$—	$0.1
Interest cost	0.4	0.3	0.3
Amortization of net actuarial loss	0.2	0.1	0.1

Net periodic other benefit cost	$0.6	$0.4	$0.5

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining service period of active participants. Our measurement date is on December 31, 2007. We estimated that average future life expectancy is 17.4 years and 7.7 years for pension benefit plan and for post-retirement benefit plan, respectively. The market value of our plan assets as of December 31, 2007 was $31.3 million.

Assumptions Used:

The following tables show weighted-average assumptions used in the measurement of:

Benefit Obligations:
	Pension Benefits		Other Post-retirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Discount rate	6.35%	5.80%	6.43%	5.80%

Net Periodic Benefit Costs:
	Pension Benefits		Other Post-retirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Discount rate	5.80%	5.44%	5.80%	5.52%
Expected return on assets	7.50%	7.50%	—	—

Assumed health care trend rates for the post-retirement benefit plans are as follows:

	December 31, 2007	December 31, 2006
Assumed current trend rate for next year	9.00%	10.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2011

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.1	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$1.1	$(0.6)

We use a building block approach in determining the overall expected long-term return on assets. Under this approach, a weighted average expected rate of return is developed based on historical returns for each major asset class and the proportion of assets of the class held by the Pension Plans. After determining the weighted average in this manner, we review the results and may make adjustments to reflect expectations of future rates of return that differ from those experienced in the past.

We select the assumed discount rate for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate discount rate we use a yield curve methodology, matching the expected benefits, at each duration, to the available high quality yields at that duration and calculating an equivalent yield, which are the ultimate discount rates used.

Pension Plan weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2007	December 31, 2006
Equity securities	61%	61%
Debt securities	26%	27%
Insurance contracts	10%	11%
Other	3%	1%

	100%	100%

Our investment guidelines allocation ranges are: 0-20% cash, 50-70% equity, and 30-50% fixed income. In addition to asset allocation, our investment guidelines set forth the requirement for diversification within asset class, types and classes for investment prohibited and permitted, specific indices to be used for benchmark in investment decisions, and criteria for individual security.

We contributed $1.3 million in 2007 and $2.3 million in 2006 million to our defined benefit pension plan, and $0.3 million in 2007 and $0.1 million in 2006 to our post-retirement benefit plan. We do not expect to make contributions to the pension plan in 2008, and expect to contribute $0.3 million to our post-retirement benefits plan in 2008.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments reflecting future service are as follows (in millions):

Year ended December 31,	Pension	Other Post-retirement
2008	$2.2	$0.3
2009	2.3	0.3
2010	2.3	0.3
2011	2.3	0.3
2012	2.4	0.4
2013 through 2017	13.2	2.1

Amounts recognized in the consolidated statements of stockholders’ equity and comprehensive income (in millions):

	Pension After Tax	Other Post-retirement Benefits After Tax
Net (gain) loss during 2006	(0.1)	0.5
Net loss during 2007	$0.7	$0.3

Amounts recognized in the consolidated balance sheet (under SFAS 158) (in millions):

Year ended December 31, 2006	Pension	Other Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(4.4)	(4.9)

Accumulated other comprehensive income	$(4.4)	$(5.2)

Year ended December 31, 2007	Pension	Other Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(4.0)	(5.7)

Accumulated other comprehensive income	$(4.0)	$(6.0)

Expected amortizations for the year ending December 31, 2008 (in millions):

	Pension	Other Post-retirement
Expected amortization of net loss	—	0.2

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. For the fiscal year ended December 31, 2007, eligible United States employees could elect to contribute on a tax-deferred basis from 1% to 75%, of their compensation to a maximum of $15,500 Eligible United States employees over 50 years of age could also contribute an additional $5,000 on a tax-deferred basis. In Canada, employees could elect to contribute up to a maximum of $19,000 Canadian dollars. A contribution of up to 6% is

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered to be a basic contribution and the Company could make a discretionary matching contribution of $0.50 for each dollar of a participant’s basic contribution. For the year ended December 31, 2007, we made a matching payment of $2.0 million in January 2008.

14.	Quarterly Financial Data (Unaudited)

The tables below provide our unaudited consolidated results of operations for each of the four quarters for the year ended December 31, 2007 and December 31, 2006 (in millions, except per share amounts):

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2007		September 30, 2007	June 30, 2007		March 31, 2007
Net sales	$1,373.3		$1,477.5	$1,434.0		$1,276.1
Net sales—Cigarettes	956.6		1,021.1	993.6		891.8
Net sales—Food/Non-food	416.7		456.4	440.4		384.3
Cigarette inventory holding profits(1)	0.6		2.3	1.1		3.3
Gross profit	75.3	(2)	85.2	96.6	(5)	75.5
Warehousing and distribution expenses(8)	45.5	(3)	45.6	42.9		40.1
Selling, general and administrative expenses	23.7	(4)	34.6	29.5		31.2
Income from operations	5.6		4.6	23.7	(5)	3.8
Interest expense(6)	0.4		0.5	0.6		0.9
Interest income	(0.7)		(0.2)	(0.3)		(0.2)
Foreign currency transaction (gains) losses, net	—		(0.3)	(0.7)		0.1
Net income	5.1		3.3	13.6		2.1
Basic net income per share(7)	$0.49		$0.32	$1.31		$0.20
Diluted net income per share(7)	$0.46		$0.30	$1.20		$0.19
Shares used in computing basic net income per share	10.6		10.4	10.4		10.3
Shares used in computing diluted net income per share	11.2		11.3	11.3		11.1
Depreciation and amortization(6)	$4.1		$3.4	$3.9		$3.5
Excise taxes	$338.9		$361.8	$345.5		$303.2

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.
(2)	Reduced by an increase in LIFO expense of $3.9 million resulting from higher annual producer price index estimates primarily for cigarettes, grocery, and confectionery products, and by $0.9 million in operational adjustments in the Calgary division related to excise taxes and rebates of which $0.5 million related to prior quarters in 2007.
(3)	Includes start up costs of $0.2 million related to the new Toronto division.
(4)	Includes bad debt charges of $0.7 million related to two customers who filed for bankruptcy in the fourth quarter of 2007, start up costs of $0.5 million for the new Toronto division, offset by a $3.1 million reduction in workers’ compensation, general and auto insurance liabilities related to favorable claims experience for prior years.
(5)	Includes a $13.3 million State of Washington OTP tax refund which was recorded as a reduction to cost of goods sold during the second quarter of 2007.
(6)	Depreciation and amortization excludes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2007, which is included in interest expense to conform to 2007 quarterly presentation for comparison purposes.
(7)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(8)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2006		September 30, 2006	June 30, 2006	March 31, 2006
Net sales	$1,307.9		$1,482.0	$1,345.6	$1,178.9
Net sales—Cigarettes	926.0		1,060.2	954.3	843.3
Net sales—Food/Non-food	381.9		421.8	391.3	335.6
Cigarette inventory holding profits(1)	3.5		—	—	0.6
Gross profit	80.4	(2)	79.0	73.8	64.5
Warehousing and distribution expenses(7)	39.3	(3)	42.3	36.4	33.1
Selling, general and administrative expenses	26.8	(4)	28.1	24.5	27.2
Income from operations	13.9		8.2	12.5	3.9
Interest expense(5)	1.6		1.7	1.0	1.0
Interest income	(0.2)		(0.4)	(0.3)	(0.2)
Foreign currency transaction (gains) losses, net	0.7		—	(0.5)	0.1
Net income	7.6		4.4	6.9	1.7
Basic net income per share(6)	$0.74		$0.43	$0.69	$0.18
Diluted net income per share(6)	$0.69		$0.40	$0.63	$0.16
Shares used in computing basic net income per share	10.2		10.1	10.0	9.8
Shares used in computing diluted net income per share	11.0		10.9	11.0	10.9
Depreciation and amortization(5)	$4.0		$3.6	$2.8	$2.8
Excise taxes	$312.8		$383.7	$336.5	$280.3

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.
(2)	Includes a decrease in LIFO expense of $0.8 million.
(3)	Reflects aggregate adjustments to amortization of leasehold improvements and rent expense which reduced warehouse and distribution expenses by $0.6 million before tax.
(4)	Selling, general and administrative expenses for the three months ended December 31, 2006 have been reduced by $1.8 million due to a reduction in workers’ compensation, general and auto insurance liability accrual requirements, and by $1.6 million in unanticipated fire insurance recoveries.
(5)	Depreciation and amortization excludes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2006, which is included in interest expense for 2006 to conform to 2007 quarterly presentation for comparison purposes.
(6)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(7)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

15.	Segment Information

We are one of the largest wholesale distributors to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We distribute consumable goods including cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products to customers in approximately 45 states and 5 Canadian provinces. We service a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

As of December 31, 2007, we operated 22 distribution centers (excluding two distribution facilities we operated as third party logistics provider) which support our wholesale distribution business. Out of the 22

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution centers, 19 are located in the United States and 3 in Canada. These distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments, in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, into two geographic reporting segments, United States and Canada, based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2, Summary of Significant Accounting Policies. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues. Information about our business operations based on the two geographic reporting segments follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Net sales:
United States	$4,771.3	$4,360.2	$3,861.9
Canada	768.2	932.5	1,008.1
Corporate adjustments and eliminations	21.4	21.7	21.1

Total	$5,560.9	$5,314.4	$4,891.1

Income before income taxes:
United States	$18.1	$15.4	$16.0
Canada	(1.0)	3.1	7.7
Corporate adjustments and eliminations	20.5	15.5	2.2

Total	$37.6	$34.0	$25.9

Interest expense:
United States	$20.6	$21.9	$24.7
Canada	—	—	—
Corporate adjustments and eliminations	(18.2)	(16.6)	(12.6)

Total	$2.4	$5.3	$12.1

Interest income:
United States	$0.2	$0.1	$0.3
Canada	0.1	0.4	2.4
Corporate adjustments and eliminations	1.1	0.6	(1.6)

Total	$1.4	$1.1	$1.1

Depreciation and amortization:
United States	$11.2	$10.5	$8.7
Canada	1.0	0.9	0.8
Corporate adjustments and eliminations	2.7	1.8	3.0

Total	$14.9	$13.2	$12.5

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about our operations by major product category and geographic reporting segment follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Net sales cigarettes:
United States	$3,348.9	$3,087.3	$2,719.6
Canada	515.0	696.5	785.6
Corporate adjustments and eliminations	(0.8)	—	—

Total	$3,863.1	$3,783.8	$3,505.2

Net sales food/non-food:
United States	$1,422.4	$1,272.9	$1,142.3
Canada	253.2	236.0	222.5
Corporate adjustments and eliminations	22.2	21.7	21.1

Total	$1,697.8	$1,530.6	$1,385.9

Identifiable assets by geographic reporting segment:

	As of December 31, 2007	As of December 31, 2006
Identifiable assets:
United States	$489.4	$509.4
Canada	87.7	46.2

Total	$577.1	$555.6

16.	Subsequent Event-Share Repurchase Program of $30 million

On March 12, 2008 our Board of Directors authorized a Share Repurchase Program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, relevant securities laws and other factors. The Share Repurchase Program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from excess cash. Our 2005 Credit Facility has been amended to allow us to execute the Share Repurchase Program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness identified as of December 31, 2006:

As disclosed in Item 9A of our 2006 Annual Report on Form 10-K and in our quarterly reports on Form 10Q filed during 2007, management had identified one material weakness in our internal control over financial reporting as of December 31, 2006. The material weakness was the result of the Company not maintaining effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirement and the complexity of the Company’s operations and transactions. During 2007 management completed the enhancement of its financial accounting structure, as well as testing of newly established policies, procedures and control activities designed to address such material weakness. As a result, management believes that such material weakness was remediated as of December 31, 2007.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of December 31, 2006, as described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

We have audited the internal control over financial reporting of Core-Mark Holding Company, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included an explanatory paragraph relating to the adoption of three new accounting standards.

/s/ Deloitte & Touche LLP

San Francisco, California March 14, 2008

ITEM 9.B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Board of Directors—Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included (i) in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto, and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the following caption, and is incorporated by reference herein by reference thereto: “Board of Directors—Certain Relationships and Related Transactions,” “Board of Directors—Committees of the Board of Directors” and “Board of Directors—Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from Core-Mark’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

2.2	Asset Purchase Agreement, dated June 6, 2006, among Core-Mark Holding Company, Inc., Core-Mark Midcontinent, Inc., and Klein Candy Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 8, 2006).

2.3	Real Estate Purchase and Sale Agreement, dated June 6, 2006, among Core-Mark Midcontinent, Steven C. Dressler and Adele Dressler as an individual and as Trustee for that certain Agreement of Trust dated October 9, 1996, for the benefit of Cynthia Dressler and that certain Agreement of Trust dated October 28, 1999, for the benefit of Adele Dressler’s Grandchildren (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 8, 2006).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.2	2004 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.4	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.5	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.7	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (previously filed as Exhibit 10.10 to the Company’s Form 10 Registration Statement filed on September 6, 2005).

Exhibit No.	Description
10.8	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc, as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents, and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.9	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10/A filed on November 7, 2005).

10.10	Waiver letter dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2006).

10.11	Amended and Restated Administrative Claims Guaranty Agreement, dated August 31, 2004, between Core-Mark Holding Company, Inc. and the Post Confirmation Trust (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.12	Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.13	Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.14	Amendment and Acknowledgement, dated October 12, 2005, to the Subordinated Secured Guaranty Agreement, dated August 20, 2004, and the Junior Subordinated Secured Guaranty Agreement, dated August 20, 2004, between Core-Mark Holding Company, Inc. and the Reclamation Creditors’ Trust (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.15	Agreement Concerning Winddown and Dissolution of the Reclamation Creditors’ Trust, dated July 10, 2006, between the Reclamation Creditors’ Trust and the Post-Confirmation Trust (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on November 13, 2006).

10.16	Agreement Terminating Administrative Claims Guaranty, between the Post-Confirmation Trust and Core-Mark Holding Company, Inc. dated January 25, 2007, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on February 8, 2007).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Form 10-K).

14.1	Core-Mark Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10-K filed on April 14, 2006).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10-K filed on April 14, 2006).

Exhibit No.	Description
23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK INTERNATIONAL, INC.

Date: March 14, 2008	By:	J. MICHAEL WALSH
J. Michael Walsh President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ J. MICHAEL WALSH J. Michael Walsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ STACY LORETZ-CONGDON Stacy Loretz-Congdon	Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ CHRISTOPHER MILLER Christopher Miller	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 14, 2008

/s/ RANDOLPH I. THORNTON Randolph I. Thornton	Chairman of the Board of Directors	March 14, 2008

/s/ STUART W. BOOTH Stuart W. Booth	Director	March 14, 2008

/s/ ROBERT A. ALLEN Robert A. Allen	Director	March 14, 2008

/s/ GARY F. COLTER Gary F. Colter	Director	March 14, 2008

/s/ HARVEY L. TEPNER Harvey L. Tepner	Director	March 14, 2008

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 14, 2008

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2005
Allowances for:
Trade receivables	$7,489	$873	$(1,879)	$38	$6,521
Vendor allowances	4,488	(1,206)	(967)	—	2,315
Inventory reserves	1,191	721	(791)	94	1,215
Valuation allowance on deferred tax assets	752	1,104	—	—	1,856

	$13,920	$1,492	$(3,637)	$132	$11,907

Year ended December 31, 2006
Allowances for:
Trade receivables	$6,521	$415	$(2,969)	$17	$3,984
Vendor allowances	2,315	(1,595)	329	—	1,049
Inventory reserves	1,215	765	(919)	121	1,182
Valuation allowance on deferred tax assets	1,856	404	—	—	2,260

	$11,907	$(11)	$(3,559)	$138	$8,475

Year ended December 31, 2007
Allowances for:
Trade receivables	$3,984	$6,885	$(1,936)	$359	$9,292
Vendor allowances	1,049	(587)	(230)	__	232
Inventory reserves	1,182	3,031	(3,864)	408	757
Valuation allowance on deferred tax assets	2,260	—	—	(595)	1,665

	$8,475	$9,329	$(6,030)	$172	$11,946