Form 10-Q
period 2008-03-31
Core-Mark Holding Company, Inc.
filed 2008-05-12
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of March 31, 2008, 10,531,037 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19.6	$21.3
Restricted cash	12.6	11.5
Accounts receivable, net of allowance for doubtful accounts of $8.9 and $9.3, respectively	133.8	135.7
Other receivables, net	31.6	32.1
Inventories, net (Note 2)	202.3	216.4
Deposits and prepayments	32.9	36.9
Deferred income taxes	8.4	8.4

Total current assets	441.2	462.3

Property and equipment, net	68.7	69.3
Deferred income taxes	7.4	7.2
Goodwill	2.8	2.8
Other non-current assets, net	37.8	35.5

Total assets	$557.9	$577.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62.7	$54.3
Book overdrafts	21.2	21.1
Cigarette and tobacco taxes payable	91.2	94.2
Accrued liabilities	55.2	56.7

Total current liabilities	230.3	226.3

Long-term debt, net (Note 4)	9.0	29.7
Other tax liabilities (Note 5)	13.7	13.7
Claims liabilities, net of current portion	31.3	31.2
Pension liabilities	9.8	9.7

Total liabilities	294.1	310.6

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,531,037 and 10,445,886 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	0.1	0.1
Additional paid-in capital	203.5	202.6
Treasury stock at cost, 97,854 shares of common stock (Note 10)	(2.9)	—
Retained earnings	63.9	64.4
Accumulated other comprehensive income (loss)	(0.8)	(0.6)

Total stockholders’ equity	263.8	266.5

Total liabilities and stockholders’ equity	$557.9	$577.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$1,345.4	$1,276.1
Cost of goods sold	1,264.2	1,200.6

Gross profit	81.2	75.5

Warehousing and distribution expenses	45.9	40.1
Selling, general and administrative expenses	34.1	31.2
Amortization of intangible assets	0.5	0.4

Total operating expenses	80.5	71.7

Income from operations	0.7	3.8
Interest expense	0.5	0.9
Interest income	(0.3)	(0.2)
Foreign currency transaction losses, net	1.0	0.1

Income (loss) before income taxes	(0.5)	3.0
Provision for income taxes (Note 5)	—	0.9

Net income (loss)	$(0.5)	$2.1

Basic income (loss) per common share (Note 6)	$(0.05)	$0.20

Diluted income (loss) per common share (Note 6)	$(0.05)	$0.19

Basic weighted average shares (Note 6)	10.6	10.3
Diluted weighted average shares (Note 6)	10.6	11.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(0.5)	$2.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
LIFO and inventory provisions	2.3	2.1
Amortization of debt issuance costs	0.1	0.1
Amortization of stock-based compensation expense	1.0	1.2
Bad debt expense, net	0.3	(0.2)
Depreciation and amortization	4.4	3.5
Foreign currency transaction losses, net	1.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	1.0	6.8
Other receivables	0.1	3.3
Inventories	10.4	35.9
Deposits, prepayments and other non-current assets	0.5	(9.7)
Accounts payable	9.0	13.8
Cigarette and tobacco taxes payable	(1.8)	14.7
Pension, claims and other accrued liabilities	1.3	(4.4)
Income taxes payable	—	(0.4)

Net cash provided by operating activities	29.1	68.9

Cash flows from investing activities:
Restricted cash	(1.5)	(1.9)
Additions to property and equipment, net	(6.0)	(2.0)
Capitalization of internally developed software	(0.2)	—

Net cash used in investing activities	(7.7)	(3.9)

Cash flows from financing activities:
Repayments under revolving credit facility, net	(20.9)	(71.9)
Repurchases of common stock shares (treasury stock)	(2.1)	—
Proceeds from exercise of common stock options	0.1	1.1
Excess tax deductions associated with stock-based compensation	0.1	0.5
Increase in book overdrafts	—	1.9

Net cash used in financing activities	(22.8)	(68.4)

Effects of changes in foreign exchange rates	(0.3)	0.1

Decrease in cash and cash equivalents	(1.7)	(3.3)
Cash and cash equivalents, beginning of period	21.3	19.9

Cash and cash equivalents, end of period	$19.6	$16.6

Supplemental disclosures:
Cash (refunded) paid during the period for:
Income taxes, includes interest paid, net of refunds	$(3.5)	$1.6
Interest	$0.4	$1.2

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” or “Core-Mark”) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 25 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to over 22,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three months ended March 31, 2008 and 2007 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, which are included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.

Reclassifications

Amortization of debt issuance costs for the three months ended March 31, 2007 of $0.1 million has been reclassified from depreciation and amortization to amortization of debt issuance costs in the statements of cash flows to conform to current period presentation.

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. We recorded LIFO expense of $1.7 million for the three months ended March 31, 2008 and $1.8 million for the same period in 2007.

3. Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(0.5)	$2.1
Foreign currency translation adjustment	(0.2)	0.1

Total comprehensive income (loss)	$(0.7)	$2.2

4. Long-term Debt

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”). All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment to $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	March 31, 2008	December 31, 2007
Net available borrowings	$195.7	$160.0

Amounts borrowed	$9.0	$29.7

Outstanding letters of credit	$28.7	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2008 was 5.1% and 6.6% for the same period in 2007. We paid total unused facility fees of $0.1 million in the first quarters of 2008 and 2007.

5. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 which resulted in an increase in our stockholders’ equity of $18.6 million for the year ended December 31, 2007.

At March 31, 2008, the total amount of unrecognized tax benefits under FIN 48 which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $10.0 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $8.5 million as of March 31, 2008. The unrecognized tax benefits of $10.0 million as of March 31, 2008 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $3.8 million through March 31, 2009.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2003 tax year is still open for certain state tax authorities. The 1999 to 2007 tax years remain subject to examination by the respective tax authority for the foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination has not been completed and no adjustments have been proposed as of March 31, 2008.

6. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2008			2007
	Net Income (Loss)	Weighted Average Shares Outstanding	Net Income (Loss) Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$(0.5)	10.6	$(0.05)	$2.1	10.3	$0.20
Effect of dilutive common share equivalents:
Unvested restricted stock units					0.1
Stock options					0.3
Warrants					0.4	(0.01)

Diluted EPS	$(0.5)	10.6	$(0.05)	$2.1	11.1	$0.19

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

As the effect would have been anti-dilutive, 668,324 stock options and restricted stock units were excluded from the computation of diluted loss per share for the first quarter of 2008. For the first quarter of 2007, we had 54,637 anti-dilutive options.

7. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.0 million for the three months ended March 31, 2008 and $1.2 million for the same period in 2007. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $9.4 million at March 31, 2008. This balance is expected to be recognized over a weighted average period of 1.6 years.

The following table presents the assumptions used in the Black-Scholes option pricing model to value the stock options granted during the three months ended March 31, 2008 and 2007. Restricted stock units and performance shares were valued at the fair market value of our stock at the date of grant.

	Three Months Ended March 31,
	2008	2007
Expected life (years)	4	4
Risk-free interest rate	2.55%	4.50%
Volatility	35%	30%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$8.50	$11.07
Restricted stock units	$25.80	$32.13
Performance shares	$25.80	$—

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of our Long-Term Incentive Plans (LTIP) for the three months ended March 31, 2008:

		December 31, 2007		2008						March 31, 2008
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU’s	74,627	$ 0.01	—	$ —	(25,191)	$ 0.01	—	$ —	49,436	$ 0.01	38,601	$ 0.01
2004 LTIP	Options	753,546	16.99	3,869	25.81	(3,369)	15.50	(2,000)	36.03	752,046	16.99	712,905	16.00
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU’s	90,976	0.01	2,372	0.01	(35,551)	0.01	(51)	0.01	57,746	0.01	44,930	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	12,498	27.03
	RSU’s	59,871	0.01	125,585	0.01	(1,063)	0.01	—	—	184,393	0.01	—	—
2007 LTIP	Options	66,838	36.96	144,016	25.81	—	—	—	—	210,854	29.34	—	—
	Perf. Shares	19,979	0.01	85,235	0.01	(19,979)	0.01	—	—	85,235	0.01	—	—

Note: Price is weighted-average price per share.

8. Employee Benefit Plans

Pension and Post-Retirement Defined Benefit Plans

We sponsor a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to a plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part II, Item 6, Exhibit Index of this Form 10-Q), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of these three pension benefit plans and post-retirement benefit plans are collectively referred to as the Pension Plans.

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

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007
PENSION BENEFITS
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.5)	(0.6)

Net periodic benefit cost (income)	$—	$(0.1)

	Three Months Ended March 31,
	2008	2007
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1
Amortization of net actuarial loss	—	—

Net periodic benefit cost	$0.1	$0.1

We did not make a contribution to these plans during the three months ended March 31, 2008 and 2007.

During the second quarter of 2008, we do not expect to make a contribution to these plans.

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. In accordance with the 401(k) plan, the matching contribution for the 2008 fiscal year will be made at the beginning of 2009.

9. Segment and Geographic Information

As of March 31, 2008, we operated 23 distribution centers (excluding two distribution facilities we operated as third party logistics provider) which support our wholesale distribution business. Out of the 23 distribution centers, 19 are located in the United States and 4 in Canada. These distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, into two geographic reporting segments, United States and Canada, based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2, Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2007. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three months ended March 31, 2008.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net sales:
United States	$1,131.7	$1,114.3
Canada	208.1	156.9
Corporate adjustments and eliminations	5.6	4.9

Total	$1,345.4	$1,276.1

Income (loss) before income taxes:
United States	$2.6	$3.2
Canada	(1.4)	0.6
Corporate adjustments and eliminations	(1.7)	(0.8)

Total	$(0.5)	$3.0

Interest expense:
United States	$4.7	$5.4
Canada	0.2	—
Corporate adjustments and eliminations	(4.4)	(4.5)

Total	$0.5	$0.9

Interest income:
United States	$—	$—
Canada	(0.1)	—
Corporate adjustments and eliminations	(0.2)	(0.2)

Total	$(0.3)	$(0.2)

Depreciation and amortization:
United States	$3.4	$2.9
Canada	0.6	0.2
Corporate adjustments and eliminations	0.4	0.5

Total	$4.4	$3.6

Information about our operations by major product categories and geographic reporting segments follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net sales cigarettes :
United States	$781.7	$789.4
Canada	137.8	102.4
Corporate adjustments and eliminations	(0.5)	—

Total	$919.0	$891.8

Net sales food/non-food :
United States	$350.0	$324.9
Canada	70.3	54.5
Corporate adjustments and eliminations	6.1	4.9

Total	$426.4	$384.3

Identifiable assets by geographic reporting segments (in millions):

	March 31, 2008	December 31, 2007
Identifiable assets:
United States	$474.1	$489.4
Canada	83.8	87.7

Total	$557.9	$577.1

10. Repurchase of Common Stock Shares

On March 12, 2008, our Board of Directors authorized a share repurchase program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended on March 12, 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program.

We repurchased 97,854 shares of common stock under the share repurchase program as of March 31, 2008 at a total cost of $2.9 million (See Part II, Item 2 of this Form 10-Q for tabular information on the repurchases).

11. Subsequent Event

On May 9, 2008, we announced that we have entered into a definitive agreement to acquire substantially all of the assets of Auburn Merchandise Distributors, Inc., (“Auburn”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28 million. The assets being purchased include primarily accounts receivable, inventory and fixed assets. Auburn conducts business primarily in the Northeastern region of the United States. The acquisition is subject to a number of conditions, including receipt of necessary third party consents and final agreement on certain terms. The transaction is expected to close in June and will be funded from excess availability under our Credit Facility and working capital that will be generated after the close.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 25 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to over 22,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

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

Business Developments

Share Repurchase Program

On March 12, 2008 our Board of Directors authorized a share repurchase program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. During March 2008, we acquired a total of 97,854 shares of our common stock in open market transactions at a cost of $2.9 million.

Expansion to Eastern Canada

In January 2008, we opened a new distribution facility near Toronto, Ontario. This new facility expanded our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. The total cost of the facility was approximately $9.5 million, including $1.5 million of start-up costs of which approximately $0.8 million was expensed in 2007 and $0.7 million was expensed during the first quarter of 2008.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

	2008 Increase (Decrease) (in millions)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$69.3	$1,345.4	100.0%	—	$1,276.1	100.0%	—
Net sales—Cigarettes	27.2	919.0	68.3	61.0	891.8	69.9	63.0
Net sales—Food/Non-food	42.1	426.4	31.7	39.0	384.3	30.1	37.0
Net sales, less excise taxes (1)	47.6	1,020.5	75.9	100.0	972.9	76.2	100.0
Gross profit	5.7	81.2	6.0	8.0	75.5	5.9	7.8
Warehousing and distribution expenses (2)	5.8	45.9	3.4	4.5	40.1	3.1	4.1
Selling, general and administrative expenses	2.9	34.1	2.5	3.3	31.2	2.4	3.2
Income from operations	(3.1)	0.7	0.1	0.1	3.8	0.3	0.4
Interest expense	(0.4)	0.5	—	—	0.9	0.1	0.1
Interest income	0.1	(0.3)	—	—	(0.2)	—	—
Foreign currency transaction loss, net	0.9	1.0	0.1	0.1	0.1	—	—
Income (loss) before income taxes	(3.5)	(0.5)	—	—	3.0	0.2	0.3
Net income (loss)	(2.6)	(0.5)	—	—	2.1	0.2	0.2

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Warehousing and distribution expenses are not included as a component of cost of goods sold.

Consolidated Net Sales. Net sales increased by $69.3 million, or 5.4%, to $1,345.4 million for the three months ended March 31, 2008 from $1,276.1 million for the same period in 2007. The increase was due primarily to net sales increases from existing and new customers. These increases include excise taxes of $21.7 million, a $29.8 million benefit from favorable foreign currency exchange rates, and sales from our new distribution facility in Toronto.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2008 increased by $27.2 million, or 3.1%, to $919.0 million from $891.8 million for the same period in 2007. The increase in net cigarette sales for the first quarter of 2008 was driven by a 4.5% increase in the average sales price per carton due primarily to manufacturer price and state excise tax increases, offset by a 1.4% decrease in overall carton sales compared to the same period in 2007. The decrease in cigarette carton sales was due primarily to lower sales in the U.S. Total net cigarette sales as a percentage of total net sales was 68.3% for the three months ended March 31, 2008 compared to 69.9% for the same period in 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended March 31, 2008 increased $42.1 million, or 11.0%, to $426.4 million from $384.3 million for the same period in 2007. The increase was due primarily to higher sales to existing and new customers driven by the Company’s sales and marketing initiatives, and the addition of our new Toronto facility. Total net sales of food and non-food products as a percentage of total net sales were 31.7% for three months ended March 31, 2008 compared to 30.1% for the same period in 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended March 31, 2008 increased by $5.7 million, or 7.6%, to $81.2 million from $75.5 million for the same period in 2007. The increase in gross profit dollars in the first quarter of 2008 was due primarily to a higher percentage of sales from higher margin food/non-food products and inventory holding gains related to price increases for candy. Included in gross profit for the first three months of 2008 was $0.1 million of cigarette inventory holding profits compared to $3.3 million for the same period in 2007.

For the three months ended March 31, 2008, approximately 71.2% of gross profit was derived from food/non-food products compared to 65.6% for the same period in 2007.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,345.4	100.0%	—	$1,276.1	100.0%	—
Net sales, less excise taxes (1)	1,020.5	75.9	100.0%	972.9	76.2	100.0%
LIFO expense	(1.7)	(0.13)	(0.17)	(1.8)	(0.14)	(0.19)
Cigarette inventory holding profits	0.1	0.01	0.01	3.3	0.26	0.34
Remaining gross profit	82.8	6.15	8.11	74.0	5.80	7.61

Gross profit	$81.2	6.03%	7.95%	$75.5	5.92%	7.76%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2008, operating expenses increased $8.8 million, or 12.3%, to $80.5 million from $71.7 million for the same period in 2007. The increase was due primarily to a $1.5 million increase in healthcare and worker’s compensation benefit costs, start-up expenses of $0.7 million for our new Toronto distribution facility and an increase in fuel and rent costs. In addition to the start-up costs, our new Toronto division incurred higher operating costs as a percentage of sales for the first quarter of 2008 as it did not start shipping to its primary customer until late January as planned. As a percentage of net sales, total operating expenses were 6.0% for the three months ended March 31, 2008 compared to 5.6% for the same period in 2007.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $5.8 million, or 14.5%, to $45.9 million for the three months ended March 31, 2008 from $40.1 million for the same period in 2007. The increase in warehousing and distribution expenses was due primarily to the addition of our facility in Toronto, higher fuel costs and an increase in rent expense. The increase in rent expense was due primarily to investment in additional leased capacity in certain locations to support our growth in key markets. As a percentage of net sales, these expenses were 3.4% for the three months ended March 31, 2008 compared to 3.1% for the same period in 2007.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.9 million, or 9.3%, to $34.1 million for the three months ended March 31, 2008 from $31.2 million for the same period in 2007. The increase in SG&A expenses was due primarily to an increase in healthcare and workers’ compensation benefit expenses due to higher claims experience and to start-up expenses for the new Toronto facility. As a percentage of net sales, SG&A expenses were 2.5% for the three months ended March 31, 2008 compared to 2.4% for the same period in 2007.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended March 31, 2008, interest expense decreased by $0.4 million, or 44.4%, to $0.5 million from $0.9 million for the same period in 2007. The decrease in interest expense was due primarily to lower average borrowings and a lower average interest rate in the first quarter of 2008 compared with the first quarter of 2007. Average borrowings for the three months ended March 31, 2008 were $8.4 million compared to $32.6 million for the same period in 2007. During the first quarter of 2008, the weighted average interest rate on borrowings from our revolving credit facility was 5.1% compared to 6.6% in the first quarter of 2007.

Interest Income. For the three months ended March 31, 2008 interest income was $0.3 million compared to $0.2 million for the same period in 2007. Our interest income is derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction Losses, net. We incurred foreign currency transaction losses of $1.0 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in 2007. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the three months ended March 31, 2008 the average Canadian/United States exchange rates was $1.0042 as compared to $1.1716 for the same period in 2007.

Income Taxes. We had a net income tax benefit of $0.2 million for the first quarter of 2008 offset by $0.2 million of interest expense, net of tax, on our unrecognized tax benefits. Our effective tax rate was 29.2% for the first quarter of 2007. Included in the provision for income taxes in the first quarter of 2007 was interest expense of $0.7 million and a $1.1 million benefit, inclusive of $0.4 million of after-tax interest, related to the correction of tax liability reserves. Excluding the interest and the correction of tax reserves, our effective tax rate would have been 43.9% in the first quarter of 2007. We expect our effective tax rate, excluding interest or other adjustments, to approximate 41.5% for 2008.

Comparison of Sales and Gross Profit by Product Line. The following table summarizes our cigarette and other product sales and gross profit for the three months ended March 31, 2008 and 2007 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended March 31,
	2008	2007
Cigarettes
Net sales	$919.0	$891.8
Excise Taxes in sales	$296.6	$278.9
Net sales, less excise taxes (2)	$622.4	$612.9
Gross Profit (1)	$23.4	$26.0
Gross Profit %	2.5%	2.9%
Gross Profit % less excise taxes	3.8%	4.2%

Food/Non-food Products
Net sales	$426.4	$384.3
Excise Taxes in Sales	$28.3	$24.3
Net sales, less excise taxes (2)	$398.1	$360.0
Gross Profit (1)	$57.8	$49.5
Gross Profit %	13.6%	12.9%
Gross Profit % less excise taxes	14.5%	13.7%

Totals
Net Sales	$1,345.4	$1,276.1
Excise Taxes in Sales	$324.9	$303.2
Net Sales, less excise taxes (2)	$1,020.5	$972.9
Gross Profit (1)	$81.2	$75.5
Gross Profit %	6.0%	5.9%
Gross Profit % less excise taxes	8.0%	7.8%

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended March 31, 2008 were $0.1 million compared to $3.3 million for the same period in 2007.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2008 were $19.6 million compared to $16.6 million as of March 31, 2007. Our restricted cash as of March 31, 2008 was $12.6 million as compared to $11.3 million as of March 31, 2007. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the three months ended March 31, 2008, our cash flow from operating activities provided $29.1 million and we had $195.7 million of borrowing capacity available in our revolving credit facility.

We believe that the combination of our cash, cash flows from operations and available borrowings will be sufficient to finance our working capital, capital spending and other cash needs for at least the next 12 months.

Cash flows from operating activities

Net cash provided by operating activities decreased by $39.8 million to $29.1 million for the three months ended March 31, 2008 compared with $68.9 million for the same period in 2007. The decrease in net cash flow provided by operations was due primarily to a higher candy inventory buildup during the first quarter in 2008 as compared to the same period in 2007, coupled with a one-time re-establishment of credit terms for cigarette taxes payable with several states during the first quarter of 2007.

Cash flows from investing activities

Net cash used in investing activities increased by $3.8 million to $7.7 million for the three months ended March 31, 2008 compared with $3.9 million for the same period in 2007. Capital expenditures increased by $4.0 million to $6.0 million in the first quarter of 2008 due primarily to our investment in the new Toronto distribution center and to expenditures in refrigerated delivery and warehouse equipment.

We estimate that fiscal 2008 capital expenditures will approximate $20 million.

Cash flows from financing activities

Net cash used in financing activities decreased by $45.6 million to $22.8 million for the three months ended March 31, 2008 compared with $68.4 million for the same period in 2007. The decrease was due primarily to lower repayments under our revolving credit facility as a result of lower borrowings at the beginning of 2008 compared with the beginning of 2007. Included in net cash used in financing activities was approximately $2.1 million of cash payments to repurchase our common stock pursuant to our shares repurchase program authorized on March 12, 2008 (See Note 10, Repurchase of Common Stock Shares).

Our Credit Facility

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”). All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment to $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	March 31, 2008	December 31, 2007
Net available borrowings	$195.7	$160.0

Amounts borrowed	$9.0	$29.7

Outstanding letters of credit	$28.7	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the quarters ended March 31, 2008 and 2007 was 5.1% and 6.6%, respectively. We paid total unused facility fees of $0.1 million in the first quarters of 2008 and 2007.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate cigarette consumption has declined in the United States since 1980 and in Canada since 1996. Prior to 2007 our cigarette sales had benefited from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2007 and in the first quarter of 2008. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the three months ended March 31, 2008 our cigarette inventory holding profits were $0.1 million, or 0.1%, of our gross profit as compared to $3.3 million, or 4.4%, of our gross profit for the same period in 2007. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

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

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience store industry for our revenues; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2007, as filed with SEC on March 14, 2008 did not change materially during the three months ended March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Cost per Share (1)	Total Cost of Purchased Shares (in millions)
March 20, 2008 to March 28, 2008	97,854	$29.15	$2.9

(1)	Includes related transaction fees

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.17	Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2007).

10.18	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2007).

10.19	Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.20	Management Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.21	Management Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.22	Second Amendment to Credit Agreement dated March 12, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on March 18, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: May 12, 2008	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 12, 2008	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer