Form 10-Q
period 2008-06-30
Core-Mark Holding Company, Inc.
filed 2008-08-07
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of June 30, 2008, 10,602,055 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$21.9	$21.3
Restricted cash	12.9	11.5
Accounts receivable, net of allowance for doubtful accounts of $8.7 and $9.3, respectively	164.5	135.7
Other receivables, net	35.5	32.1
Inventories, net (Note 2)	219.4	216.4
Deposits and prepayments	47.2	36.9
Deferred income taxes	8.4	8.4

Total current assets	509.8	462.3

Property and equipment, net	74.8	69.3
Deferred income taxes	7.4	7.2
Goodwill	3.4	2.8
Other non-current assets, net	38.3	35.5

Total assets	$633.7	$577.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76.3	$54.3
Book overdrafts	18.3	21.1
Cigarette and tobacco taxes payable	96.7	94.2
Accrued liabilities	56.5	56.7

Total current liabilities	247.8	226.3

Long-term debt, net (Note 4)	64.2	29.7
Other long-term liabilities	13.4	13.7
Claims liabilities, net of current portion	31.7	31.2
Pension liabilities	9.7	9.7

Total liabilities	366.8	310.6

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,602,055 and 10,445,886 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	0.1	0.1
Additional paid-in capital	205.5	202.6
Treasury stock at cost, 268,085 shares of common stock (Note 10)	(7.5)	—
Retained earnings	69.6	64.4
Accumulated other comprehensive loss	(0.8)	(0.6)

Total stockholders’ equity	266.9	266.5

Total liabilities and stockholders’ equity	$633.7	$577.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$1,534.6	$1,434.0	$2,880.0	$2,710.1
Cost of goods sold	1,443.5	1,337.4	2,707.7	2,538.0

Gross profit	91.1	96.6	172.3	172.1

Warehousing and distribution expenses	51.0	42.9	96.9	83.0
Selling, general and administrative expenses	30.9	29.5	65.0	60.7
Amortization of intangible assets	0.5	0.5	1.0	0.9

Total operating expenses	82.4	72.9	162.9	144.6

Income from operations	8.7	23.7	9.4	27.5
Interest expense	0.4	0.6	0.9	1.5
Interest income	(0.4)	(0.3)	(0.7)	(0.5)
Foreign currency transaction losses (gains), net	0.1	(0.7)	1.1	(0.6)

Income before income taxes	8.6	24.1	8.1	27.1
Provision for income taxes (Note 5)	2.9	10.5	2.9	11.4

Net income	$5.7	$13.6	$5.2	$15.7

Basic income per common share (Note 6)	$0.54	$1.31	$0.49	$1.52

Diluted income per common share (Note 6)	$0.51	$1.20	$0.47	$1.40

Basic weighted average shares (Note 6)	10.5	10.4	10.6	10.3
Diluted weighted average shares (Note 6)	11.0	11.3	11.1	11.2

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5.2	$15.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	6.2	5.2
Amortization of debt issuance costs	0.2	0.2
Amortization of stock-based compensation expense	1.9	2.4
Bad debt expense, net	0.4	(0.1)
Depreciation and amortization	8.4	7.4
Foreign currency transaction losses (gains), net	1.1	(0.6)
Deferred income taxes	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(17.5)	(12.9)
Other receivables	(3.8)	(8.8)
Inventories	(0.9)	3.8
Deposits, prepayments and other non-current assets	(13.8)	(12.9)
Accounts payable	22.3	28.3
Cigarette and tobacco taxes payable	3.7	23.1
Pension, claims and other accrued liabilities	(1.5)	(4.3)
Income taxes payable	—	(2.1)

Net cash provided by operating activities	11.8	44.4

Cash flows from investing activities:
Restricted cash	(1.8)	(2.1)
Acquisition of business, net of cash acquired	(26.4)	—
Additions to property and equipment, net	(8.0)	(7.2)
Proceeds from sale of fixed assets	0.1	0.1
Capitalization of internally developed software	(0.4)	—

Net cash used in investing activities	(36.5)	(9.2)

Cash flows from financing activities:
Borrowings (Repayments) under revolving credit facility, net	34.2	(45.2)
Repurchases of common stock shares (treasury stock)	(6.9)	—
Proceeds from exercise of common stock options	0.9	1.8
Excess tax deductions associated with stock-based compensation	0.2	0.9
(Decrease) Increase in book overdrafts	(2.8)	2.8

Net cash provided from (used in) financing activities	25.6	(39.7)

Effects of changes in foreign exchange rates	(0.3)	(1.5)

Increase (Decrease) in cash and cash equivalents	0.6	(6.0)
Cash and cash equivalents, beginning of period	21.3	19.9

Cash and cash equivalents, end of period	$21.9	$13.9

Supplemental disclosures:
Cash paid during the period for:
Income taxes, includes interest paid, net of refunds	$5.8	$13.8
Interest	$0.7	$1.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” or “Core-Mark”) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three and six months ended June 30, 2008 and 2007 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

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

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO) expense, while lower costs are retained in inventories. We recorded LIFO expense of $3.0 million for the three months ended June 30, 2008 and $2.9 million for the same period in 2007, and $4.7 million for both six months ended June 30, 2008 and 2007.

3. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5.7	$13.6	$5.2	$15.7
Foreign currency translation adjustment	—	—	(0.2)	0.1

Total comprehensive income	$5.7	$13.6	$5.0	$15.8

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

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment at $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	June 30, 2008	December 31, 2007
Net available borrowings	$147.7	$160.0

Amounts borrowed	$64.2	$29.7

Outstanding letters of credit	$24.7	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2008 was 3.9% and 7.1% for the same period in 2007, and for the six months ended June 30, 2008 was 4.5% and 6.8% for the same period in 2007.

We paid total unused facility fees of $0.1 million for the three months ended June 30, 2008 and also for the same period in 2007, and $0.3 million for the six months ended June 30, 2008 and $0.2 million for the same period in 2007.

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

During the quarter ended June 30, 2008, we reduced the total amount of unrecognized tax benefits by $0.5 million due to the expiration of the statute of limitations relating to certain tax positions. At June 30, 2008, the total amount of unrecognized tax benefits under FIN 48 which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $9.6 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $8.1 million as of June 30, 2008. The unrecognized tax benefits of $9.6 million as of June 30, 2008 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $3.4 million through June 30, 2009.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2003 tax year is still open for certain state tax authorities. The 2000 to 2007 tax years remain subject to examination by the respective tax authority for the foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination has not been completed and no adjustments have been proposed as of June 30, 2008.

Our effective tax rate was 33.7% for the three months ended June 30, 2008 compared to 43.6% for the same period in 2007. Included in the provision for income taxes for the three months ended June 30, 2008 was a $0.6 million benefit, including $0.1 million of after tax interest, related primarily to the expiration of the statute of limitations for certain tax positions.

Our effective tax rate was 35.8% for the six months ended June 30, 2008 compared to 42.1% for the same period in 2007. Included in the provision for income taxes for the six months ended June 30, 2008 was a $0.5 million benefit related primarily to the expiration of the statute of limitations for certain tax positions and $0.1 million of after tax interest expense related to unrecognized tax benefits recorded under FIN 48.

Included in the provision for income taxes for the six months ended June 30, 2007 was $1.0 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes for the six months ended June 30, 2007 also includes a $1.1 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections of our tax liability reserves.

6. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$5.7	10.5	$0.54	$13.6	10.4	$1.31
Effect of dilutive common share equivalents:
Unvested restricted stock units					0.1	(0.01)
Stock options		0.2	(0.01)		0.3	(0.04)
Warrants		0.3	(0.02)		0.5	(0.06)

Diluted EPS	$5.7	11.0	$0.51	$13.6	11.3	$1.20

	Six Months Ended June 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$5.2	10.6	$0.49	$15.7	10.3	$1.52
Effect of dilutive common share equivalents:
Unvested restricted stock units					0.1	(0.02)
Stock options		0.2	(0.01)		0.3	(0.04)
Warrants		0.3	(0.01)		0.5	(0.06)

Diluted EPS	$5.2	11.1	$0.47	$15.7	11.2	$1.40

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 119,475 anti-dilutive stock options for the three and six months ended June 30, 2008 compared to 54,637 anti-dilutive stock options for the three and six months ended June 30, 2007.

In May 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming Inc. (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share.

The number of Class 6(B) warrants outstanding was 968,628 as of June 30, 2008 and 968,634 in 2007. The number of Tranche B warrants outstanding was 126,716 as of June 30, 2008 and 126,716 in 2007. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity under EITF 00-19, “Accounting for Derivative Financial Information Indexed to, and Potentially Settled in, a Company’s Own Stock.” We used the treasury stock method, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” to determine the shares of common stock due to conversion of outstanding warrants as of June 30, 2008.

7. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $0.9 million for the three months ended June 30, 2008 as compared to $1.2 million for the same period in 2007, and $1.9 million for the six months ended June 30, 2008 as compared to $2.4 million for the same period in 2007. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $8.6 million at June 30, 2008. This balance is expected to be recognized over a weighted average period of 1.5 years.

The following table presents the assumptions used in the Black-Scholes option pricing model to value the stock options granted during the six months ended June 30, 2008 and 2007. Restricted stock units and performance shares were valued at the fair market value of our stock at the date of grant.

	Six Months Ended June 30,
	2008	2007
Expected life (years)	4	4
Risk-free interest rate	2.55%	4.50%
Volatility	35%	30%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$8.45	$11.07
Restricted stock units	$25.80	$32.13
Performance shares	$25.80	$—

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of our Long-Term Incentive Plans (LTIP) for the six months ended June 30, 2008:

		December 31, 2007		2008						June 30, 2008
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	74,627	$0.01	—	$ —	(26,977)	$0.01	—	$ —	47,650	$ 0.01	34,481	$ 0.01
2004 LTIP	Options	753,546	16.99	3,869	25.81	(61,110)	15.50	(2,000)	36.03	694,305	17.11	659,560	16.18
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	90,976	0.01	2,372	0.01	(47,040)	0.01	(51)	0.01	46,257	0.01	34,872	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	13,748	27.03
	RSU	59,871	0.01	125,585	0.01	(1,063)	0.01	—	—	184,393	0.01	—	—
2007 LTIP	Options	66,838	36.96	144,016	25.81	—	—	—	—	210,854	29.34	—	—
	Perf. Shares	19,979	0.01	85,235	0.01	(19,979)	0.01	—	—	85,235	0.01	—	—

Note: Price is weighted-average price per share.

8. Employee Benefit Plans

Pension and Post-Retirement Defined Benefit Plans

We sponsor a qualified defined benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to a plan of reorganization (May 2004) described in Exhibit 2.1 (see Part II, Item 6, Exhibit Index of this Form 10-Q), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of these pension benefit plans and post-retirement benefit plans are collectively referred to as the Pension Plans.

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

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.0	$1.0
Expected return on plan assets	(0.5)	(0.6)	(1.0)	(1.2)

Net periodic benefit income	$—	$(0.1)	$—	$(0.2)

OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.2

Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

We did not make a contribution to these plans during the three and six months ended June 30, 2008. We contributed $0.1 million to our pension and other post-retirement benefit plans during the three and six months ended June 30, 2007, respectively.

During the third quarter of 2008, we expect to make a contribution of $0.2 million to our pension and post-retirement benefit plans.

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. The matching contributions for the 2008 fiscal year for these plans will be made at the beginning of 2009.

9. Segment and Geographic Information

As of June 30, 2008, we operated 24 distribution centers (excluding two distribution facilities we operated as a third party logistics provider) which support our wholesale distribution business. Out of the 24 distribution centers, 20 are located in the United States and four in Canada. These distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments, United States and Canada, based on the different economic characteristics and regulatory environments of both countries (SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information). Corporate adjustments and eliminations include corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2, Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2007. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and six months ended June 30, 2008.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
United States	$1,270.3	$1,231.2	$2,402.0	$2,345.5
Canada	258.0	193.4	466.1	350.3
Corporate adjustments and eliminations	6.3	9.4	11.9	14.3

Total	$1,534.6	$1,434.0	$2,880.0	$2,710.1

Income (loss) before income taxes:
United States	$6.9	$8.9	$9.5	$12.1
Canada	(1.1)	0.2	(2.5)	0.8
Corporate adjustments and eliminations	2.8	15.0	1.1	14.2

Total	$8.6	$24.1	$8.1	$27.1

Interest expense:
United States	$4.6	$5.0	$9.3	$10.4
Canada	0.2	—	0.4	—
Corporate adjustments and eliminations	(4.4)	(4.4)	(8.8)	(8.9)

Total	$0.4	$0.6	$0.9	$1.5

Interest income:
United States	$—	$(0.1)	$—	$(0.1)
Canada	(0.1)	(0.1)	(0.2)	(0.1)
Corporate adjustments and eliminations	(0.3)	(0.1)	(0.5)	(0.3)

Total	$(0.4)	$(0.3)	$(0.7)	$(0.5)

Depreciation and amortization:
United States	$2.6	$3.2	$6.0	$6.1
Canada	0.4	0.2	1.0	0.4
Corporate adjustments and eliminations	1.0	0.6	1.4	1.1

Total	$4.0	$4.0	$8.4	$7.6

Information about our operations by major product categories and geographic reporting segments follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales cigarettes :
United States	$863.4	$864.8	$1,645.1	$1,654.2
Canada	169.6	128.8	307.4	231.2
Corporate adjustments and eliminations	(0.6)	—	(1.1)	—

Total	$1,032.4	$993.6	$1,951.4	$1,885.4

Net sales food/non-food :
United States	$406.9	$366.4	$756.9	$691.3
Canada	88.4	64.6	158.7	119.1
Corporate adjustments and eliminations	6.9	9.4	13.0	14.3

Total	$502.2	$440.4	$928.6	$824.7

Identifiable assets by geographic reporting segments (in millions):

	June 30, 2008	December 31, 2007
Identifiable assets:
United States	$534.4	$489.4
Canada	99.3	87.7

Total	$633.7	$577.1

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

We had repurchased 268,085 shares of common stock under the share repurchase program as of June 30, 2008 at a total cost of $7.5 million (See Part II, Item 2 of this Form 10-Q for tabular information on the repurchases).

11. Asset Acquisition of Auburn Merchandise Distributors, Inc.

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD” or “Auburn”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. Auburn operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.6 million, which has been recorded as goodwill. AMD will conduct operations as the “New England” Division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to June 30, 2008. Given the transaction date of June 23, 2008, the impact of the asset acquisition on our operating results was not significant for the quarter ended June 30, 2008. Also we have determined that had the acquisition been completed as of the beginning of the period the impact would not have been significant. We believe that any future changes in the fair value analysis of the assets will not be material.

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

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Second Quarter Overview

Net sales for the second quarter of 2008 increased 7.0% to $1.53 billion driven by a 14.0% increase in our food/non-food sales and a 3.9% increase in our cigarette sales. Sales in both categories benefitted from the addition of our Toronto division and new customers, increases in excise taxes and a favorable foreign exchange rate. Although cigarette sales increased in overall dollar terms as a result of both price and excise tax increases, our cigarette carton sales declined by 1.9% compared with the second quarter of 2007. The decline in the United States, which was sharper in the second quarter of 2008 compared with the first quarter, appears to be driven primarily by an accelerating decline in overall consumer demand. We believe the incremental decline in cigarette carton demand is influenced by, among other factors, manufacturer price and state tax increases and legislative actions to regulate where a consumer can smoke. We expect these factors to continue to adversely impact our cigarette carton sales, primarily in the U.S., for the remainder of 2008. We are concerned about the reported decline in consumer confidence and spending levels arising from current macroeconomic conditions. We believe these factors had a minor impact on our sales for the second quarter of 2008. However, if consumer spending declines further and/or the current decline persists for a prolonged period of time, our sales and associated gross profit may be materially impacted.

Gross profit for the second quarter of 2008 was $91.1 million compared with $96.6 million for the same period last year. Included in gross profit for the second quarter of 2007 was a $13.3 million non-recurring tobacco tax refund. Gross profit increased $7.7 million, or 9.1%, compared with the second quarter of 2007 excluding the tobacco tax refund, cigarette holding profits and changes in LIFO reserves. This increase in gross profit was driven by a 12.0% increase in the food/non-food categories and was achieved despite a significant increase in inventory shrinkage in these categories at two of our divisions. In the second quarter, we addressed organizational and operational issues which contributed to the increase in inventory shrinkage.

Income from operations declined $15.0 million to $8.7 million for the second quarter of 2008 compared with the same period in 2007. Excluding the tobacco tax settlement of $13.3 million recorded in the second quarter of 2007, our income from operations declined $1.7 million for the second quarter of 2008 compared to the same period last year. The primary reason for the decline in operating income for the second quarter of 2008 was a $9.5 million, or 13.0%, increase in operating expenses. The increase in operating expenses compared with last year was due primarily to the addition of our Toronto division, sales growth and cost overruns at two of our U.S. divisions related to the integration of new customers, and higher net fuel costs.

We are focused on containing cost overruns as we stabilize the two divisions that are experiencing significant sales growth. The inflation in fuel costs impacted our organization broadly and was driven by the lag in adjusting our surcharge, which is generally set at the beginning of each quarter based on the actual fuel price at that point in time. Higher fuel costs may continue to materially impact our financial results depending on the extent and timing of fuel price increases.

Business Developments

Asset Acquisition of Auburn Merchandise Distributors, Inc.

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD” or “Auburn”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory and fixed assets. AMD operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. We believe this asset acquisition will expand our presence and infrastructure in the eastern region of the United States. The purchase price of approximately $28.7 million, including transaction costs, exceeded the estimated fair value of net assets acquired by approximately $0.6 million, which has been recorded as goodwill. AMD will conduct operations as the “New England” Division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to June 30, 2008. Given the transaction date of June 23, 2008, the impact of the asset acquisition on our operating results was not significant for the quarter ended June 30, 2008.

Share Repurchase Program

On March 12, 2008 our Board of Directors authorized a share repurchase program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. We had repurchased 268,085 shares of common stock under the share repurchase program as of June 30, 2008 at a total cost of $7.5 million.

Expansion to Eastern Canada

In January 2008, we opened a new distribution facility near Toronto, Ontario. This new facility expanded our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. The total cost of the facility was approximately $9.5 million, including $1.5 million of start-up costs of which approximately $0.9 million was expensed during the first six months of 2008.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

	2008 Increase (Decrease) (in millions)	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$100.6	$1,534.6	100.0%	—	$1,434.0	100.0%	—
Net sales—Cigarettes	38.8	1,032.4	67.3	59.8	993.6	69.3	62.2
Net sales—Food/Non-food	61.8	502.2	32.7	40.2	440.4	30.7	37.8
Net sales, less excise taxes (1)	82.1	1,170.6	76.3	100.0	1,088.5	75.9	100.0
Gross profit	(5.5)	91.1	5.9	7.8	96.6	6.7	8.9
Warehousing and distribution expenses (2)	8.1	51.0	3.3	4.4	42.9	3.0	3.9
Selling, general and administrative expenses	1.4	30.9	2.0	2.6	29.5	2.1	2.7
Income from operations	(15.0)	8.7	0.6	0.7	23.7	1.7	2.2
Interest expense	(0.2)	0.4	—	—	0.6	—	0.1
Interest income	0.1	(0.4)	—	—	(0.3)	—	—
Foreign currency transaction loss (gain), net	0.8	0.1	—	—	(0.7)	—	(0.1)
Income before income taxes	(15.5)	8.6	0.6	0.7	24.1	1.7	2.2
Net income	(7.9)	5.7	0.4	0.5	13.6	0.9	1.2

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $100.6 million, or 7.0%, to $1,534.6 million for the three months ended June 30, 2008 from $1,434.0 million for the same period in 2007. The increase was due primarily to net sales increases from existing and new customers, and sales from our new distribution facility in Toronto. The increase included excise taxes of $18.5 million. Additionally, net sales, inclusive of excise taxes, benefitted from a $20.7 million favorable foreign exchange rate translation.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2008 increased by $38.8 million, or 3.9%, to $1,032.4 million from $993.6 million for the same period in 2007. The increase in net cigarette sales for the second quarter of 2008 was driven by a 5.9% increase in the average sales price per carton due primarily to manufacturer price increases, state excise tax increases and sales from our new distribution facilities in Toronto and New England, offset by a 1.9% decrease in overall carton sales compared to the same period in 2007. Although our carton sales declined 3.8% in the United States due primarily to overall lower consumer demand, carton sales in Canada increased 21.2%, or 9.9%, excluding sales from our new Toronto division. The increase in carton sales in Canada was primarily attributable to sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 67.3% for the three months ended June 30, 2008 compared to 69.3% for the same period in 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended June 30, 2008 increased $61.8 million, or 14.0%, to $502.2 million from $440.4 million for the same period in 2007. The increase was due primarily to higher sales to existing and new customers driven by the Company’s sales and marketing initiatives, and the addition of our new Toronto facility. Total net sales of food and non-food products as a percentage of total net sales were 32.7% for three months ended June 30, 2008 compared to 30.7% for the same period in 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended June 30, 2008 decreased by $5.5 million, or 5.7%, to $91.1 million from $96.6 million for the same period in 2007 due primarily to the State of Washington OTP tax refund of $13.3 million which benefitted gross profit in the second quarter of 2007.

The following table provides the components comprising the change in gross profit for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,534.6	100.0%	—	$1,434.0	100.0%	—
Net sales, less excise taxes (1)	1,170.6	76.3	100.0%	1,088.5	75.9	100.0%
Components of Gross Profit:
State of Washington OTP tax refund	—	—	—	13.3	0.93	1.22
LIFO expense	(3.0)	(0.19)	(0.26)	(2.9)	(0.2)	(0.27)
Cigarette inventory holding profits	1.3	0.08	0.11	1.1	0.08	0.10
Remaining gross profit	92.8	6.05	7.93	85.1	5.93	7.82

Gross profit	$91.1	5.94%	7.78%	$96.6	6.74%	8.87%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

As a percentage of net sales, our remaining gross profit improved 12 basis points to 6.05% for the three months ended June 30, 2008 compared to 5.93% for the same period last year. Remaining gross profit percentage for cigarettes was approximately 2.6% for both the three months ended June 30, 2008 and 2007. Remaining gross profit related to our food/non-food category declined 24 basis points for the three months ended June 30, 2008 to 13.18% compared with 13.42% for the same period in 2007. The decrease in remaining gross profit percentage was attributable primarily to a significant increase in inventory shrinkage, and lower inventory holding gains related to candy. The increase in inventory shrinkage was due primarily to operational issues at two of our divisions. We expect the impact of inventory shrinkage on our gross profit to be significantly less going forward.

For the three months ended June 30, 2008, approximately 70.3% of gross profit was derived from food/non-food products compared to 69.2% for the same period in 2007, excluding the impact of the State of Washington OTP tax refund benefit of $13.3 million.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2008, operating expenses increased $9.5 million, or 13.0% to $82.4 million from $72.9 million for the same period in 2007. The increase in operating expenses was due primarily to increases in sales volume, the addition of our Toronto division which represented 31.3% of the increase in operating expenses, sales growth and related operational inefficiencies at two of our divisions which accounted for 29.0% of the increase, and higher fuel costs (net of surcharges) which represented approximately 14.7% of the increase. As a percentage of net sales, operating expenses were 5.4% for the three months ended June 30, 2008 compared to 5.1% for the same period in 2007 due primarily to items discussed above.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $8.1 million, or 18.9%, to $51.0 million for the three months ended June 30, 2008 from $42.9 million for the same period in 2007. The increase in warehousing and distribution expenses was due primarily to increases in sales volume, the addition of our Toronto division which represented 30.3% of the increase in operating expenses, sales growth and related operational inefficiencies at two of our divisions which accounted for 24.3% of the increase, and higher fuel costs (net of surcharges) which represented approximately 17.3% of the increase. As a percentage of net sales, warehousing and distribution expenses were 3.3% for the three months ended June 30, 2008 compared to 3.0% for the same period in 2007 due to items discussed above.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.4 million, or 4.7%, to $30.9 million for the three months ended June 30, 2008 from $29.5 million for the same period in 2007. The increase in SG&A was due primarily to an increase in healthcare and worker’s compensation costs due to a higher wage base and higher claims experience, the addition of our Toronto division offset by lower bonus expense. As a percentage of sales, SG&A expenses were 2.0% for the three months ended June 30, 2008 compared to 2.1% for the same period in 2007.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended June 30, 2008, interest expense decreased by $0.2 million, or 33.3%, to $0.4 million from $0.6 million for the same period in 2007. The decrease in interest expense was due to lower average borrowings and interest rates in the second quarter of 2008 compared with the second quarter of 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings. Average borrowings for the three months ended June 30, 2008 were $9.9 million compared to $14.7 million for the same period in 2007. During the second quarter of 2008, the weighted average interest rate on borrowings from our revolving credit facility was 3.9% compared to 7.1% for the same period in 2007.

Interest Income. For the three months ended June 30, 2008 interest income was $0.4 million compared to $0.3 million for the same period in 2007. Our interest income is derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction Losses, net. We incurred foreign currency transaction losses of $0.1 million for the three months ended June 30, 2008, and recognized foreign currency transaction gains of $0.7 million for the same period in 2007. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the three months ended June 30, 2008 the average Canadian/United States exchange rate was $1.0099 as compared to $1.0981 for the same period in 2007.

Income Taxes. Our effective tax rate was 33.7% for the three months ended June 30, 2008 compared to 43.6% for the same period in 2007. Included in the provision for income taxes for the three months ended June 30, 2008 was a $0.6 million benefit, including $0.1 million of after tax interest, related primarily to the expiration of the statute of limitations for certain tax positions.

Comparison of the six months ended June 30, 2008 and 2007

	2008 Increase (Decrease) (in millions)	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$169.9	$2,880.0	100.0%	—	$2,710.1	100.0%	—
Net sales—Cigarettes	66.0	1,951.4	67.8	60.4	1,885.4	69.6	62.6
Net sales—Food/Non-food	103.9	928.6	32.2	39.6	824.7	30.4	37.4
Net sales, less excise taxes (1)	129.7	2,191.1	76.1	100.0	2,061.4	76.1	100.0
Gross profit	0.2	172.3	6.0	7.9	172.1	6.4	8.3
Warehousing and distribution expenses (2)	13.9	96.9	3.4	4.4	83.0	3.1	4.0
Selling, general and administrative expenses	4.3	65.0	2.3	3.0	60.7	2.2	2.9
Income from operations	(18.1)	9.4	0.3	0.4	27.5	1.0	1.3
Interest expense	(0.6)	0.9	—	—	1.5	0.1	0.1
Interest income	0.2	(0.7)	—	—	(0.5)	—	—
Foreign currency transaction loss (gain), net	1.7	1.1	—	0.1	(0.6)	—	—
Income before income taxes	(19.0)	8.1	0.3	0.4	27.1	1.0	1.3
Net income	(10.5)	5.2	0.2	0.2	15.7	0.6	0.8

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $169.9 million, or 6.3%, to $2,880.0 million for the six months ended June 30, 2008 from $2,710.1 million for the same period in 2007. The increase was due primarily to net sales increases from existing and new customers, and sales from our new distribution facility in Toronto. The increase included excise taxes of $40.2 million. Additionally, net sales, inclusive of excise taxes, benefitted from a $52.5 million favorable foreign exchange rate translation.

Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2008 increased by $66.0 million, or 3.5%, to $1,951.4 million from $1,885.4 million for the same period in 2007. The increase in net cigarette sales for the first six months of 2008 was driven by a 5.2% increase in the average sales price per carton due primarily to manufacturer price increases, state excise tax increases and sales from our new distribution facility in Toronto, offset by a 1.6% decrease in overall carton sales compared to the same period in 2007. Although our carton sales declined approximately 3.1% in the United States, due primarily to overall lower consumer demand, carton sales in Canada increased 6.4%, excluding sales from our new Toronto division. The increase in carton sales in Canada was attributable primarily to sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 67.8% for the six months ended June 30, 2008 compared to 69.6% for the same period in 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the six months ended June 30, 2008 increased $103.9 million, or 12.6%, to $928.6 million from $824.7 million for the same period in 2007. The increase was due primarily to higher sales to existing and new customers driven by the Company’s sales and marketing initiatives, and the addition of our new Toronto facility. Total net sales of food and non-food products as a percentage of total net sales were 32.2% for six months ended June 30, 2008 compared to 30.4% for the same period in 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the six months ended June 30, 2008 increased by $0.2 million, or 0.1%, to $172.3 million from $172.1 million for the same period in 2007. During the first six months of 2007, we benefitted from a $13.3 million State of Washington OTP tax refund.

The following table provides the components comprising the change in gross profit for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$2,880.0	100.0%	—	$2,710.1	100.0%	—
Net sales, less excise taxes (1)	2,191.1	76.1	100.0%	2,061.4	76.1	100.0%
Components of Gross Profit:
State of Washington OTP tax refund	—	—	—	13.3	0.49	0.65
LIFO expense	(4.7)	(0.16)	(0.21)	(4.7)	(0.17)	(0.23)
Cigarette inventory holding profits	1.4	0.05	0.06	4.4	0.16	0.21
Remaining gross profit	175.6	6.09	8.01	159.1	5.87	7.72

Gross profit	$172.3	5.98%	7.86%	$172.1	6.35%	8.35%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

As a percentage of net sales, our remaining gross profit improved 22 basis points to 6.09% for the six months ended June 30, 2008 compared to 5.87% for the same period last year. Remaining gross profit percentage for cigarettes was approximately 2.6% for both the six months ended June 30, 2008 and 2007. Remaining gross profit related to our food/non-food category increased 22 basis points for the six months ended June 30, 2008 to 13.47% compared with 13.25% for the same period in 2007. The increase in remaining gross profit percentage was due primarily to a higher percentage of sales from higher margin food/non-food products combined with an increase in inventory holding gains related to candy somewhat offset by an increase in inventory shrinkage and the addition of national chain store customers.

For the six months ended June 30, 2008, approximately 70.7% of gross profit was derived from food/non-food products compared to 67.6% for the same period in 2007, excluding the impact of the State of Washington OTP tax refund benefit of $13.3 million.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the six months ended June 30, 2008, operating expenses increased $18.3 million, or 12.7%, to $162.9 million from $144.6 million for the same period in 2007. The increase in operating expenses was due primarily to increases in sales volume, the addition of our Toronto division which represented 30.2% of the increase in operating expenses, sales growth and related operational inefficiencies at two of our divisions which represented 20.7% of the increase, higher fuel costs (net of surcharges) which represented approximately 11.3% of the increase, and an increase in healthcare and worker’s compensation costs due to higher wage base and claims experience which represented 13.0% of the increase. As a percentage of net sales, operating expenses were 5.7% for the six months ended June 30, 2008 compared to 5.3% for the same period in 2007 due primarily to items discussed above.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $13.9 million, or 16.7%, to $96.9 million for the six months ended June 30, 2008 from $83.0 million for the same period in 2007. The increase in warehousing and distribution expenses was due primarily to increases in sales volume, the addition of our Toronto division which represented 30.5% of the increase in operating expenses, sales growth and related operational inefficiencies at two of our divisions which accounted for 22.0% of the increase, higher fuel costs (net of surcharges) which represented approximately 14.8% of the increase, and an increase in facility and truck rent expense due primarily to investment in additional capacity in certain locations to support our growth in key markets. As a percentage of net sales, warehousing and distribution expenses were 3.4% for the six months ended June 30, 2008 compared to 3.1% for the same period in 2007 due primarily to items discussed above.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.3 million, or 7.1%, to $65.0 million for the six months ended June 30, 2008 from $60.7 million for the same period in 2007. The increase in SG&A was due primarily to an increase in healthcare and worker’s compensation costs due to a higher wage base and higher claims experience, the addition of our Toronto division offset by lower bonus expense. As a percentage of net sales, SG&A expenses were 2.3% for the six months ended June 30, 2008 compared to 2.2% for the same period in 2007.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the six months ended June 30, 2008, interest expense decreased by $0.6 million, or 40.0%, to $0.9 million from $1.5 million for the same period in 2007. The decrease in interest expense was due to lower average borrowings and interest rates during the first six months of 2008 compared with the same period in 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings. Average borrowings for the six months ended June 30, 2008 were $9.1 million compared to $23.7 million for the same period in 2007. During the first six months of 2008, the weighted average interest rate on borrowings from our revolving credit facility was 4.5% compared to 6.8% in the same period of 2007.

Interest Income. For the six months ended June 30, 2008 interest income was $0.7 million compared to $0.5 million for the same period in 2007. Our interest income is derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction Losses, net. We incurred foreign currency transaction losses of $1.1 million for the six months ended June 30, 2008, and recognized foreign currency transaction gains of $0.6 million for the same period in 2007. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates which appreciated over the period against the US dollar. For the six months ended June 30, 2008 the average Canadian/United States exchange rate was $1.0070 as compared to $1.1347 for the same period in 2007.

Income Taxes. Our effective tax rate was 35.8% for the six months ended June 30, 2008 compared to 42.1% for the same period in 2007. Included in the provision for income taxes for the six months ended June 30, 2008 was a $0.5 million benefit related primarily to the expiration of the statute of limitations for certain tax positions and $0.1 million of after tax interest expense related to unrecognized tax benefits recorded under FIN 48.

Comparison of Sales and Gross Profit by Product Line. The following table summarizes our cigarette and other product sales and gross profit for the three and six months ended June 30, 2008 and 2007 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cigarettes
Net sales	$1,032.4	$993.6	$1,951.4	$1,885.4
Excise Taxes in sales	$332.0	$316.9	$628.6	$595.8
Net sales, less excise taxes (2)	$700.4	$676.7	$1,322.8	$1,289.6
Gross Profit (1)	$27.1	$25.7	$50.5	$51.5
Gross Profit %	2.6%	2.6%	2.6%	2.7%
Gross Profit % less excise taxes	3.9%	3.8%	3.8%	4.0%

Food/Non-food Products
Net sales	$502.2	$440.4	$928.6	$824.7
Excise Taxes in Sales	$32.0	$28.6	$60.3	$52.9
Net sales, less excise taxes (2)	$470.2	$411.8	$868.3	$771.8
Gross Profit (1)	$64.0	$70.9	$121.8	$120.6
Gross Profit %	12.7%	16.1%	13.1%	14.6%
Gross Profit % less excise taxes	13.6%	17.2%	14.0%	15.6%

Totals
Total Net Sales	$1,534.6	$1,434.0	$2,880.0	$2,710.1
Total Excise Taxes in Sales	$364.0	$345.5	$688.9	$648.7
Total Net Sales, less excise taxes (2)	$1,170.6	$1,088.5	$2,191.1	$2,061.4
Gross Profit (1)	$91.1	$96.6	$172.3	$172.1
Gross Profit %	5.9%	6.7%	6.0%	6.4%
Gross Profit % less excise taxes	7.8%	8.9%	7.9%	8.4%

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended June 30, 2008 were $1.3 million compared to $1.1 million for the same period in 2007, and $1.4 million for the six months ended June 30, 2008 compared to $4.4 million for the same period in 2007. The gross profit for the three and six months ended June 30, 2007 included an increase of $13.3 million for the State of Washington OTP tax refund recorded as a reduction of cost of goods sold in 2007.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2008 were $21.9 million compared to $13.9 million as of June 30, 2007. Our restricted cash as of June 30, 2008 was $12.9 million as compared to $12.4 million as of June 30, 2007. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the six months ended June 30, 2008, our cash flow from operating activities provided $11.8 million and we had $147.7 million of borrowing capacity available in our revolving credit facility as of June 30, 2008.

We believe that the combination of our cash, cash flows from operations and available borrowings will be sufficient to finance our working capital, capital spending and other cash needs for at least the next 12 months.

Cash flows from operating activities

Net cash provided by operating activities decreased by $32.6 million to $11.8 million for the six months ended June 30, 2008 compared with $44.4 million for the same period in 2007. The decrease in net cash flow provided by operations was due primarily to higher accounts payable due to seasonal inventory purchases during the six months ended June 30, 2008 coupled with a one-time re-establishment of credit terms for cigarette taxes payable with several states during the first six months of 2007.

Cash flows from investing activities

Net cash used in investing activities increased by $27.3 million to $36.5 million for the six months ended June 30, 2008 compared with $9.2 million for the same period in 2007. This increase was primarily due to the acquisition of AMD. We paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures increased by $0.8 million to $8.0 million in the first six months of 2008 due primarily to our investment in the new Toronto distribution center and expenditures in refrigerated delivery and warehouse equipment.

We estimate that fiscal 2008 capital expenditures will approximate $20 million.

Cash flows from financing activities

Net cash provided by financing activities increased by $65.3 million to $25.6 million for the six months ended June 30, 2008 compared with net cash used of $39.7 million for the same period in 2007. We had borrowings on our revolving line of credit of $34.2 million during the six months ended June 30, 2008, due primarily to borrowings in connection with the AMD acquisition. Additionally, included in financing activities was approximately $6.9 million of cash payments to repurchase our common stock pursuant to our shares repurchase program authorized on March 12, 2008.

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

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment at $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	June 30, 2008	December 31, 2007
Net available borrowings	$147.7	$160.0

Amounts borrowed	$64.2	$29.7

Outstanding letters of credit	$24.7	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2008 was 3.9% and 7.1% for the same period in 2007, and for the six months ended June 30, 2008 was 4.5% and 6.8% for the same period in 2007.

We paid total unused facility fees of $0.1 million for the three months ended June 30, 2008 and also for the same period in 2007, and $0.3 million for the six months ended June 30, 2008 and $0.2 million for the same period in 2007.

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

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate cigarette consumption has declined in the United States since 1980 and in Canada since 1996. Prior to 2007 our cigarette sales had benefitted from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2007 and in the first six months of 2008. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of manufacturer and excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the six months ended June 30, 2008 our cigarette inventory holding profits were $1.4 million, or 0.8%, of our gross profit as compared to

$4.4 million, or 2.6%, of our gross profit for the same period in 2007. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts primarily on growing our food/non-food product sales. These product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

General Economic Trends

Uncertain Economic Conditions

It has been widely reported that uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets and actual and potential job losses, have resulted in reduced consumer confidence and curtailed retail spending. As a result, we expect that convenience store operators may experience a reduction in same store sales, which will adversely affect demand for our products and will result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores or increases in our market share). These conditions may also place a number of our convenience store customers under financial stress, which will increase our credit risk and potential bad debt exposure.

Increases in Fuel Prices

Increases in the price of fuel affect our business both indirectly and directly. Indirectly, they contribute to reduced consumer confidence and curtailed retail spending. Directly, they increase our transportation and delivery costs. Although to date we have succeeded in passing through a substantial portion of these increased costs in the form of fuel surcharges, we have not been able to do so in all cases, and there is no assurance that we will be able to continue to do so in the future. Where we have imposed a surcharge, our recoveries typically lag our increased costs by some period of time. Accordingly, we have been adversely affected by increased fuel prices and expect this effect to continue so long as prices continue to increase.

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

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience store industry for our revenues; uncertain and recent economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; integration of acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2007, as filed with SEC on March 14, 2008 did not change materially during the six months ended June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the six months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Cost per Share (1)	Total Cost of Purchased Shares (in millions)
March 20, 2008 to March 28, 2008	97,854	$29.15	$2.9
March 31, 2008 to June 30, 2008	170,231	27.37	4.6

Total Repurchases for the Period	268,085	$28.02	$7.5

(1)	Includes related transaction fees

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

We held our 2008 annual meeting of stockholders on June 3, 2008. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

The following individuals were elected by holders of our common stock as our directors to serve for a one-year term until the 2009 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Robert A. Allen	6,312,391	1,336,108	—	—
Stuart W. Booth	6,358,285	1,290,214	—	—
Gary F. Colter	6,566,235	1,082,264	—	—
L. William Krause	6,519,515	1,128,984	—	—
Harvey L. Tepner	6,554,080	1,094,419	—	—
Randolph I. Thornton	6,566,304	1,082,195	—	—
J. Michael Walsh	6,559,201	1,089,298	—	—

Proposal II:

Deloitte & Touche LLP has been duly ratified as the Company’s independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. The following constitutes the number of shares voted for the ratification of the selection of Deloitte & Touche LLP:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Deloitte & Touche LLP	7,640,031	7,538	930	—

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

10.17	Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2007).

10.18	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2007).

10.19	Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.20	Management Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.21	Management Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.22	Second Amendment to Credit Agreement dated March 12, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on March 18, 2008).

10.23	Press Release on Asset Acquisition of Auburn Merchandise Distributors, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: August 7, 2008	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 7, 2008	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer