Form 10-Q
period 2008-09-30
Core-Mark Holding Company, Inc.
filed 2008-11-10
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of September 30, 2008, 10,737,663 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13.9	$21.3
Restricted cash	12.3	11.5
Accounts receivable, net of allowance for doubtful accounts of $8.9 and $9.3, respectively	162.3	135.7
Other receivables, net	34.0	32.1
Inventories, net (Note 2)	241.3	216.4
Deposits and prepayments	38.6	36.9
Deferred income taxes	8.5	8.4

Total current assets	510.9	462.3

Property and equipment, net	76.2	69.3
Deferred income taxes	7.4	7.2
Goodwill	3.6	2.8
Other non-current assets, net	37.1	35.5

Total assets	$635.2	$577.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78.2	$54.3
Book overdrafts	14.3	21.1
Cigarette and tobacco taxes payable	99.9	94.2
Accrued liabilities	59.4	56.7

Total current liabilities	251.8	226.3

Long-term debt (Note 4)	58.3	29.7
Other long-term liabilities	12.4	13.7
Claims liabilities	32.0	31.2
Pension liabilities	9.5	9.7

Total liabilities	364.0	310.6

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,737,663 and 10,445,886 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	0.1	0.1
Additional paid-in capital	208.2	202.6
Treasury stock at cost, 396,716 shares of common stock (Note 10)	(11.0)	—
Retained earnings	74.9	64.4
Accumulated other comprehensive loss	(1.0)	(0.6)

Total stockholders’ equity	271.2	266.5

Total liabilities and stockholders’ equity	$635.2	$577.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$1,672.7	$1,477.5	$4,552.7	$4,187.6
Cost of goods sold	1,578.8	1,392.3	4,286.5	3,930.3

Gross profit	93.9	85.2	266.2	257.3

Warehousing and distribution expenses	54.3	45.6	151.2	128.6
Selling, general and administrative expenses	30.5	34.6	95.5	95.3
Amortization of intangible assets	0.5	0.4	1.5	1.3

Total operating expenses	85.3	80.6	248.2	225.2

Income from operations	8.6	4.6	18.0	32.1
Interest expense	0.7	0.5	1.6	2.0
Interest income	(0.2)	(0.2)	(0.9)	(0.7)
Foreign currency transaction losses (gains), net	1.5	(0.3)	2.6	(0.9)

Income before income taxes	6.6	4.6	14.7	31.7
Provision for income taxes (Note 5)	1.3	1.3	4.2	12.7

Net income	$5.3	$3.3	$10.5	$19.0

Basic income per common share (Note 6)	$0.51	$0.32	$1.00	$1.84

Diluted income per common share (Note 6)	$0.49	$0.30	$0.95	$1.69

Basic weighted average shares (Note 6)	10.4	10.4	10.5	10.4
Diluted weighted average shares (Note 6)	10.9	11.3	11.0	11.2

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$10.5	$19.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	10.8	10.0
Amortization of debt issuance costs	0.4	0.3
Amortization of stock-based compensation expense	2.8	4.1
Bad debt expense, net	1.1	5.5
Depreciation and amortization	12.9	11.0
Foreign currency transaction losses (gains), net	2.6	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(16.4)	(4.2)
Other receivables	(2.6)	4.0
Inventories	(28.5)	(25.5)
Deposits, prepayments and other non-current assets	(5.9)	(22.8)
Accounts payable	24.4	13.2
Cigarette and tobacco taxes payable	7.8	19.3
Pension, claims and other accrued liabilities	3.2	1.1
Income taxes payable	0.1	(5.3)

Net cash provided by operating activities	23.2	28.8

Cash flows from investing activities:
Restricted cash	(1.6)	(0.6)
Acquisition of business, net of cash acquired	(26.4)	—
Additions to property and equipment, net	(14.0)	(13.3)
Proceeds from sale of fixed assets	0.1	0.1
Capitalization of software	(0.7)	—

Net cash used in investing activities	(42.6)	(13.8)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	27.8	(24.3)
Repurchases of common stock shares (treasury stock)	(11.0)	—
Proceeds from exercise of common stock options	2.5	2.0
Excess tax deductions associated with stock-based compensation	0.6	1.1
(Decrease) Increase in book overdrafts	(6.8)	2.9

Net cash provided by (used in) financing activities	13.1	(18.3)

Effects of changes in foreign exchange rates	(1.1)	(1.8)

Decrease in cash and cash equivalents	(7.4)	(5.1)
Cash and cash equivalents, beginning of period	21.3	19.9

Cash and cash equivalents, end of period	$13.9	$14.8

Supplemental disclosures:
Cash paid during the period for:
Income taxes, includes interest paid, net of refunds	$5.8	$27.0
Interest	$1.1	$2.5

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “we,” “us,” “our,” or “Core-Mark”) is one of the leading wholesale distributors to the convenience store industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 25,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three and nine months ended September 30, 2008 and 2007 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

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

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO) expense, while lower costs are retained in inventories. We recorded LIFO expense of $6.0 million for the three months ended September 30, 2008 and $4.6 million for the same period in 2007, and $10.7 million for the nine months ended September 30, 2008 and $9.3 million for the same period in 2007.

3. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$5.3	$3.3	$10.5	$19.0
Foreign currency translation adjustment	(0.2)	0.4	(0.4)	0.5

Total comprehensive income	$5.1	$3.7	$10.1	$19.5

4. Long-term Debt

Total Long-term Debt as presented in the consolidated balance sheets consists of the following (in millions):

	September 30, 2008	December 31, 2007
Amounts borrowed (Credit Facility)	$57.5	$29.7
Notes payable (Capitalized lease equipment)	0.8	—

Total Long-term Debt	$58.3	$29.7

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

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	September 30, 2008	December 31, 2007
Net available borrowings	$159.7	$160.0

Amounts borrowed	$57.5	$29.7

Outstanding letters of credit	$24.6	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2008 was 3.9% and 6.9% for the same period in 2007, and for the nine months ended September 30, 2008 was 4.1% and 6.8% for the same period in 2007.

We paid total unused facility fees of $0.1 million for the three months ended September 30, 2008 and also for the same period in 2007, and $0.4 million for the nine months ended September 30, 2008 and also for the same period in 2007.

5. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 which resulted in an increase in our stockholders’ equity of $18.6 million for the year ended December 31, 2007.

During the quarter ended September 30, 2008, we reduced the total amount of unrecognized tax benefits by $0.8 million due to the expiration of the statute of limitations relating to certain tax positions. At September 30, 2008, the total amount of unrecognized tax benefits under FIN 48 which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $8.6 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $7.1 million as of September 30, 2008. The unrecognized tax benefits of $8.6 million as of September 30, 2008 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $3.2 million through September 30, 2009.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2003 and 2004 tax years are still open for certain state tax authorities. The 2000 to 2007 tax years remain subject to examination by the respective tax authority for the foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination has not been completed and no adjustments have been proposed as of September 30, 2008.

Our effective tax rate was 19.7% for the three months ended September 30, 2008 compared to 28.3% for the same period in 2007. Included in the provision for income taxes for the three months ended September 30, 2008 was a $1.3 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and revision of prior year’s estimates.

Our effective tax rate was 28.6% for the nine months ended September 30, 2008 compared to 40.1% for the same period in 2007. Included in the provision for income taxes for the nine months ended September 30, 2008 was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions, a revision of prior year’s estimates, and $0.1 million of after tax interest expense related to unrecognized tax benefits recorded under FIN 48.

Included in the provision for income taxes for the nine months ended September 30, 2007 was $1.2 million of after tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes for the nine months ended September 30, 2007 also includes a $1.8 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections of our tax liability reserves.

6. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$5.3	10.4	$0.50	$3.3	10.4	$0.32
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	—		0.2	—
Stock options		0.2	(0.01)		0.3	(0.01)
Warrants		0.3	(0.01)		0.4	(0.01)

Diluted EPS	$5.3	10.9	$0.48	$3.3	11.3	$0.30

	Nine Months Ended September 30,
	2008			2007
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$10.5	10.5	$0.99	$19.0	10.4	$1.84
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	—		0.1	(0.02)
Stock options		0.2	(0.02)		0.3	(0.05)
Warrants		0.3	(0.03)		0.4	(0.08)

Diluted EPS	$10.5	11.0	$0.94	$19.0	11.2	$1.69

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 116,518 anti-dilutive stock options for the three and nine months ended September 30, 2008 compared to 121,475 anti-dilutive stock options for the three and nine months ended September 30, 2007.

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

The number of Class 6(B) warrants outstanding was 968,628 as of September 30, 2008 and 968,628 for the same period in 2007. The number of Tranche B warrants outstanding was 126,716 as of September 30, 2008 and 126,716 for the same period in 2007. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity under EITF 00-19, “Accounting for Derivative Financial Information Indexed to, and Potentially Settled in, a Company’s Own Stock.” We used the treasury stock method, as prescribed by SFAS No. 128, “Earnings Per Share,” to determine the shares of common stock due to conversion of outstanding warrants as of September 30, 2008.

7. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $0.9 million for the three months ended September 30, 2008 as compared to $1.7 million for the same period in 2007, and $2.8 million for the nine months ended September 30, 2008 as compared to $4.1 million for the same period in 2007. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $7.3 million at September 30, 2008. This balance is expected to be recognized over a weighted average period of 1.4 years.

The following table presents the assumptions used in the Black-Scholes option pricing model to value the stock options granted during the nine months ended September 30, 2008 and 2007. Restricted stock units and performance shares were valued at the fair market value of our stock at the date of grant.

	Nine Months Ended September 30,
	2008	2007
Expected life (years)	4	4
Risk-free interest rate	2.55%	4.50%
Volatility	35%	30%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$8.45	$11.40
Restricted stock units	$25.80	$35.58
Performance shares	$25.80	$36.96

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of our Long-Term Incentive Plans (LTIP) for the nine months ended September 30, 2008:

		December 31, 2007		2008						September 30, 2008
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	74,627	$0.01	—	$ —	(31,269)	$0.01	—	$ —	43,358	$0.01	35,855	$0.01
2004 LTIP	Options	753,546	16.99	3,869	25.81	(162,124)	15.50	(2,000)	36.03	593,291	17.39	562,956	16.45
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	90,976	0.01	2,372	0.01	(53,457)	0.01	(51)	0.01	39,840	0.01	29,885	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
	RSU	59,871	0.01	125,585	0.01	(23,987)	0.01	(7,204)	0.01	154,265	0.01	6,907	0.01
2007 LTIP	Options	66,838	36.96	144,016	25.81	—	—	(10,161)	29.05	200,693	29.36	33,275	36.48
	Perf. Shares	19,979	0.01	85,235	0.01	(20,938)	0.01	(7,684)	0.01	76,592	0.01	2,212	0.01

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

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.6	$1.5
Expected return on plan assets	(0.5)	(0.6)	(1.7)	(1.8)

Net periodic benefit income	$—	$(0.1)	$(0.1)	$(0.3)

OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.3	$0.3

Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

We contributed $0.2 million to these plans during the three and nine months ended September 30, 2008. We contributed $1.3 million and $1.4 million to our pension and other post-retirement benefit plans during the three and nine months ended September 30, 2007, respectively.

During the fourth quarter of 2008, we expect to make a contribution of $0.2 million to our pension and post-retirement benefit plans.

9. Segment and Geographic Information

As of September 30, 2008, we operate 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Out of the 24 distribution centers, 20 are located in the United States and four in Canada. These distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments, United States and Canada, based on the different economic characteristics and regulatory environments of both countries (SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information). Corporate adjustments and eliminations include corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2, Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2007. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2008.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
United States	$1,399.6	$1,263.6	$3,801.6	$3,609.1
Canada	266.4	212.4	732.5	562.7
Corporate adjustments and eliminations	6.7	1.5	18.6	15.8

Total	$1,672.7	$1,477.5	$4,552.7	$4,187.6

Income before income taxes:
United States	$8.6	$9.0	$18.1	$21.1
Canada	(1.8)	0.3	(4.3)	1.1
Corporate adjustments and eliminations	(0.2)	(4.7)	0.9	9.5

Total	$6.6	$4.6	$14.7	$31.7

Interest expense:
United States	$5.5	$5.5	$14.8	$15.9
Canada	0.2	—	0.6	—
Corporate adjustments and eliminations	(5.0)	(5.0)	(13.8)	(13.9)

Total	$0.7	$0.5	$1.6	$2.0

Interest income:
United States	$(0.1)	$—	$(0.1)	$(0.1)
Canada	0.1	—	(0.1)	(0.1)
Corporate adjustments and eliminations	(0.2)	(0.2)	(0.7)	(0.5)

Total	$(0.2)	$(0.2)	$(0.9)	$(0.7)

Depreciation and amortization:
United States	$3.2	$2.9	$9.2	$9.0
Canada	0.5	0.3	1.5	0.7
Corporate adjustments and eliminations	0.8	0.3	2.2	1.3

Total	$4.5	$3.5	$12.9	$11.0

Identifiable assets by geographic reporting segments (in millions):

	September 30, 2008	December 31, 2007
Identifiable assets:
United States	$549.9	$489.4
Canada	85.3	87.7

Total	$635.2	$577.1

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cigarettes	$1,144.9	$1,021.1	$3,096.3	$2,906.5

Food	194.4	157.4	530.7	443.7
Candy	106.6	91.3	306.3	264.9
Other Tobacco Products	110.4	91.6	302.6	262.4
Health, Beauty & General	56.4	51.6	164.4	152.3
Non-Alcoholic Beverages	59.8	63.2	148.4	153.8
Equipment / Other	0.2	1.3	4.0	4.0

Total Food/Non-Food Products	$527.8	$456.4	$1,456.4	$1,281.1

Total Net Sales	$1,672.7	$1,477.5	$4,552.7	$4,187.6

10. Repurchase of Common Stock

On March 12, 2008, our Board of Directors authorized a share repurchase program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended on March 12, 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program.

We had repurchased 396,716 shares of common stock under the share repurchase program as of September 30, 2008 at a total cost of $11.0 million (See Part II, Item 2 of this Form 10-Q for tabular information on the repurchases).

11. Asset Acquisition of Auburn Merchandise Distributors, Inc.

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD” or “Auburn”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. Auburn operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.8 million, which has been recorded as goodwill. AMD will conduct operations as the “New England” Division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to September 30, 2008. We have determined that had the acquisition been completed as of the beginning of the period the impact would not have been significant.

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

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience store industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 25,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Third Quarter Overview

Net sales for the third quarter of 2008 increased 13.2% to $1.67 billion driven by a 15.6% increase in our food/non-food sales and a 12.1% increase in our cigarette sales. Sales in both categories benefitted from the addition of our Toronto and New England divisions, new customers and increases in excise taxes. The increase in our food/non-food sales was driven primarily by increases in the food, candy and other tobacco products categories. Cigarette sales increased in absolute dollars compared with the third quarter last year as a result of both price and excise tax increases and a 5.7% increase in overall cigarette carton sales. Excluding the recently acquired New England division, carton sales in the United States experienced a modest decline of 0.7% for the quarter. This result was an improvement compared with the 4.3% decline in the United States in the second quarter of 2008. Excluding our new Toronto division, Canada cigarette carton sales increased approximately 12.4% in the third quarter of this year driven by market share gains and sales from additional product lines. The year-over-year decrease in carton sales in the United States appears to be driven primarily by a decline in overall consumer demand which we believe is influenced by, among other factors, manufacturer price and state tax increases and legislative actions to regulate where a consumer can smoke. We expect these factors to continue to adversely impact our cigarette carton sales, primarily in the U.S., for the remainder of 2008.

We continue to monitor current macroeconomic conditions including consumer confidence and spending levels. We believe declines in consumer spending had a minor impact on our sales for the third quarter of 2008. However, if consumer spending declines further and/or the current decline persists for a prolonged period of time, our sales and associated gross profit may be materially impacted in future quarters.

Gross profit for the third quarter of 2008 increased 10.2% to $93.9 million compared with $85.2 million for the same period last year. Gross profit increased $12.2 million, or 13.9%, compared with the third quarter of 2007 excluding cigarette holding gains and changes in LIFO reserves. This increase in gross profit was driven by a 12.0% increase in the food/non-food categories and incremental gross profit from the Toronto and New England divisions added this year.

Operating expenses increased 5.8% to $85.3 million for the third quarter of 2008 compared with $80.6 million for the same period last year. Included in operating expenses in the third quarter of 2007 was a charge of $5.2 million related to an increase in our bad debt reserve related to two customers. Excluding this charge, operating expenses increased $9.9 million, or 13.1%, for the third quarter of 2008. This increase was due primarily to increases in sales volume, the addition of our Toronto and New England divisions, an increase in employee healthcare costs and higher net fuel costs. Inflation in fuel costs continued to impact our organization broadly although the impact was significantly lower in the third quarter compared with the second quarter this year due primarily to lower average fuel costs and increases in fuel surcharges passed on to our customers. Higher fuel costs may materially impact our financial results depending on the extent and timing of fuel price increases.

Income from operations was $8.6 million for the third quarter of 2008 compared with $4.6 million for the same period in 2007. Excluding cigarette holding gains and changes in LIFO reserves from both periods, and the $5.2 million bad debt charge from last year, income from operations increased approximately 19% to $14.4 million for the third quarter of 2008 as compared with $12.1 million for the same period last year. For the first nine months of 2008, operating income increased 2.1% to $27.1 million excluding cigarette holding gains and changes in LIFO reserves in both years, the State of Washington OTP tax refund, and the bad debt charge last year.

Business Developments

Asset Acquisition of Auburn Merchandise Distributors, Inc.

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD” or “Auburn”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory and fixed assets. AMD operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. We believe this asset acquisition will expand our presence and infrastructure in the Northeastern region of the United States. The purchase price of approximately $28.7 million, including transaction costs, exceeded the estimated fair value of net assets acquired by approximately $0.8 million, which has been recorded as goodwill. AMD will conduct operations as the “New England” Division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to September 30, 2008.

Share Repurchase Program

On March 12, 2008 our Board of Directors authorized a share repurchase program of up to $30 million designed to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. We had repurchased 396,716 shares of common stock under the share repurchase program as of September 30, 2008 at a total cost of $11.0 million.

Expansion to Eastern Canada

In January 2008, we opened a new distribution facility near Toronto, Ontario. This new facility expanded our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. The total cost of the facility was approximately $9.5 million, including $1.5 million of start-up costs of which approximately $0.9 million was expensed during the first nine months of 2008.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

	2008 Increase (Decrease) (in millions)	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$195.2	$1,672.7	100.0%	—	$1,477.5	100.0%	—
Net sales—Cigarettes	123.8	1,144.9	68.5	60.7	1,021.1	69.1	61.8
Net sales—Food/Non-food	71.4	527.8	31.5	39.3	456.4	30.9	38.2
Net sales, less excise taxes (1)	142.1	1,257.8	75.2	100.0	1,115.7	75.5	100.0
Gross profit	8.7	93.9	5.6	7.5	85.2	5.8	7.6
Warehousing and distribution expenses (2)	8.7	54.3	3.3	4.3	45.6	3.1	4.1
Selling, general and administrative expenses	(4.1)	30.5	1.8	2.4	34.6	2.3	3.1
Income from operations	4.0	8.6	0.5	0.7	4.6	0.3	0.4
Interest expense	0.2	0.7	—	0.1	0.5	—	—
Interest income	0.0	(0.2)	—	—	(0.2)	—	—
Foreign currency transaction losses (gains), net	1.8	1.5	0.1	0.1	(0.3)	—	—
Income before income taxes	2.0	6.6	0.4	0.5	4.6	0.3	0.4
Net income	2.0	5.3	0.3	0.4	3.3	0.2	0.3

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $195.2 million, or 13.2%, to $1,672.7 million for the three months ended September 30, 2008 from $1,477.5 million for the same period in 2007. Excluding our new distribution facility in Toronto and the recently acquired New England division, net sales increased $89.4 million, or 6.1%, driven by net sales increases from existing and new customers. The increase in total net sales included excise taxes of $53.1 million.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2008 increased by $123.8 million, or 12.1%, to $1,144.9 million from $1,021.1 million for the same period in 2007. The increase in net cigarette sales for the third quarter of 2008 was driven by a 6.1% increase in the average sales price per carton due primarily to manufacturer price increases, state excise tax increases and sales from our new distribution facilities in Toronto and New England which also contributed to a 5.7% increase in overall carton sales compared with the same period in 2007. Carton sales in the United States declined 0.7% for the quarter, excluding the New England division, and declined approximately 3.5% on a same store sales basis primarily due to lower consumer demand overall. Carton sales in Canada increased 24.9%, or 12.4%, excluding sales from our new Toronto division. The increase in carton sales in Canada was attributable primarily to market share gains and sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 68.5% for the three months ended September 30, 2008 compared to 69.1% for the same period in 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended September 30, 2008 increased $71.4 million, or 15.6%, to $527.8 million from $456.4 million for the same period in 2007. The increase in our food/non-food sales was due primarily to increases in our food, candy and other tobacco products categories, driven by our sales and marketing initiatives, and the addition of our new Toronto and New England divisions. Total net sales of food and non-food products as a percentage of total net sales were 31.5% for the three months ended September 30, 2008 compared to 30.9% for the same period in 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended September 30, 2008 increased by $8.7 million, or 10.2%, to $93.9 million from $85.2 million for the same period in 2007.

The following table provides the components comprising the change in gross profit for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,672.7	100.0%	—	$1,477.5	100.0%	—
Net sales, less excise taxes (1)	1,257.8	75.2	100.0%	1,115.7	75.5	100.0%
Components of Gross Profit:
LIFO expense	(6.0)	(0.36)	(0.48)	(4.6)	(0.31)	(0.41)
Cigarette inventory holding profits	0.2	0.01	0.02	2.3	0.16	0.21
Remaining gross profit	99.7	5.96	7.93	87.5	5.92	7.84

Gross profit	$93.9	5.61%	7.47%	$85.2	5.77%	7.64%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

As a percentage of net sales, our overall remaining gross profit improved slightly to 5.96% for the three months ended September 30, 2008 compared to 5.92% for the same period last year. Our remaining gross profit percentage for cigarettes declined approximately 11 basis points for the three months ended September 30, 2008 to 2.55% compared with 2.66% for the same period in 2007. Remaining gross profit related to our food/non-food category increased approximately 11 basis points for the three months ended September 30, 2008 to 13.35% compared with 13.24% for the same period in 2007. Excluding our new divisions, remaining gross profit for food/non-food category increased 33 basis points to 13.57% for the third quarter of 2008 compared with the same period last year. The increase in remaining gross profit percentage was due primarily to a higher percentage of sales from higher margin food/non-food products combined with an increase in inventory holding gains related to candy, somewhat offset by an increase in inventory shrinkage and the addition of national chain store customers.

For the three months ended September 30, 2008, approximately 69.5% of gross profit was derived from food/non-food products compared to 69.0% for the same period in 2007.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2008, operating expenses increased $4.7 million, or 5.8%, to $85.3 million from $80.6 million for the same period in 2007. Included in operating expenses in the third quarter of 2007 was a charge of $5.2 million related to an increase in our bad debt reserve related to two customers. Excluding this charge, operating expenses increased $9.9 million or 13.1% for the third quarter of 2008. This increase was due primarily to increases in sales volume, the addition of our Toronto and New England divisions which represented approximately 58.1% of the increase in operating expenses, higher employee benefit costs which represented 11.5% of the increase driven primarily by an increase in healthcare costs, and higher fuel costs, net of surcharges, which accounted for approximately 8.8% of the increase. As a percentage of net sales, operating expenses were 5.1% for both the three months ended September 30, 2008 and the same period in 2007, excluding the bad debt charge, due primarily to the items discussed above.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $8.7 million, or 19.1%, to $54.3 million for the three months ended September 30, 2008 from $45.6 million for the same period in 2007. The increase in warehousing and distribution expenses was due primarily to increases in sales volume, the addition of our Toronto and New England divisions which represented approximately 44.7% of the increase, sales growth and related operational inefficiencies at two of our divisions which accounted for approximately 19.5% of the increase, and higher fuel costs, net of surcharges, which represented approximately 10.0% of the increase. As a percentage of net sales, warehousing and distribution expenses were 3.3% for the three months ended September 30, 2008 compared to 3.1% for the same period in 2007 due to the items discussed above.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $4.1 million, or 11.9%, to $30.5 million for the three months ended September 30, 2008 from $34.6 million for the same period in 2007. Excluding the bad debt charge of $5.2 million in the third quarter of last year, SG&A expenses increased by $1.1 million, or 3.7%, for the third quarter this year. The increase is due primarily to higher employee benefit costs driven by an increase in healthcare costs and the addition of the Toronto and New England divisions. As a percentage of sales, SG&A expenses were 1.8% for the three months ended September 30, 2008 compared to 2.3%, or 2.0% excluding the bad debt charge, for the same period in 2007 due primarily to the items discussed above.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the three months ended September 30, 2008, interest expense increased $0.2 million, to $0.7 million from $0.5 million for the same period in 2007. The increase in interest expense was due primarily to higher average borrowings during the third quarter of 2008 compared with the third quarter of 2007. Average borrowings for the three months ended September 30, 2008 were $27.1 million compared to $15.9 million for the same period in 2007. During the third quarter of 2008, the weighted average interest rate on borrowings from our revolving credit facility was 3.9% compared to 6.9% for the same period in 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings.

Interest Income. For both the three months ended September 30, 2008 and 2007 interest income was $0.2 million. Our interest income is derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction losses of $1.5 million for the three months ended September 30, 2008, and recognized foreign currency transaction gains of $0.3 million for the same period in 2007. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates. For the three months ended September 30, 2008 the average Canadian/United States exchange rate was $1.0416 as compared to $1.0446 for the same period in 2007.

Income Taxes. Our effective tax rate was 19.7% for the three months ended September 30, 2008 compared to 28.3% for the same period in 2007. Included in the provision for income taxes for the three months ended September 30, 2008 was a $1.3 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and revision of prior year’s estimates.

Comparison of the nine months ended September 30, 2008 and 2007

	2008 Increase (Decrease) (in millions)	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$365.1	$4,552.7	100.0%	—	$4,187.6	100.0%	—
Net sales—Cigarettes	189.8	3,096.3	68.0	60.5	2,906.5	69.4	62.3
Net sales—Food/Non-food	175.3	1,456.4	32.0	39.5	1,281.1	30.6	37.7
Net sales, less excise taxes (1)	269.3	3,446.4	75.7	100.0	3,177.1	75.9	100.0
Gross profit	8.9	266.2	5.9	7.7	257.3	6.1	8.1
Warehousing and distribution expenses (2)	22.6	151.2	3.3	4.4	128.6	3.1	4.0
Selling, general and administrative expenses	0.2	95.5	2.1	2.8	95.3	2.3	3.0
Income from operations	(14.1)	18.0	0.4	0.5	32.1	0.8	1.0
Interest expense	(0.4)	1.6	—	0.1	2.0	—	0.1
Interest income	0.2	(0.9)	—	—	(0.7)	—	—
Foreign currency transaction losses (gains), net	3.5	2.6	0.1	0.1	(0.9)	—	—
Income before income taxes	(17.0)	14.7	0.3	0.4	31.7	0.8	1.0
Net income	(8.5)	10.5	0.2	0.3	19.0	0.5	0.6

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(2)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Consolidated Net Sales. Net sales increased by $365.1 million, or 8.7%, to $4,552.7 million for the nine months ended September 30, 2008 from $4,187.6 million for the same period in 2007. The increase was due primarily to net sales increases from existing and new customers, and sales from our new distribution facility in Toronto and recently acquired New England division. The increase included excise taxes of $95.8 million. Additionally, net sales, inclusive of excise taxes, benefitted from a $57.0 million favorable foreign exchange rate translation.

Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2008 increased by $189.8 million, or 6.5%, to $3,096.3 million from $2,906.5 million for the same period in 2007. The increase in net cigarette sales for the first nine months of 2008 was driven by a 5.6% increase in the average sales price per carton due primarily to manufacturer price increases, state excise tax increases and sales from our new distribution facilities in Toronto and New England which also contributed to an approximate 1.0% increase in overall carton sales compared with the same period last year. Carton sales declined approximately 2.4% in the United States, excluding sales from our New England division, due primarily to overall lower consumer demand. Carton sales in Canada increased 19.4%, or 8.6%, excluding sales from our new Toronto division. The increase in carton sales in Canada was attributable primarily to market share gains and sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 68.0% for the nine months ended September 30, 2008 compared to 69.4% for the same period in 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the nine months ended September 30, 2008 increased $175.3 million, or 13.7%, to $1,456.4 million from $1,281.1 million for the same period in 2007. The increase in our food/non-food sales was due primarily to increases in our food, candy and other tobacco products categories driven by our sales and marketing initiatives, and the addition of our new Toronto and New England divisions. Total net sales of food and non-food products as a percentage of total net sales were 32.0% for the nine months ended September 30, 2008 compared to 30.6% for the same period in 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the nine months ended September 30, 2008 increased by $8.9 million, or 3.5%, to $266.2 million from $257.3 million for the same period in 2007. During the first nine months of 2007, we benefitted from a $13.3 million State of Washington OTP tax refund.

The following table provides the components comprising the change in gross profit for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$4,552.7	100.0%	—	$4,187.6	100.0%	—
Net sales, less excise taxes (1)	3,446.4	75.7	100.0%	3,177.1	75.9	100.0%
Components of Gross Profit:
State of Washington OTP tax refund	—	—	—	13.3	0.32	0.42
LIFO expense	(10.7)	(0.24)	(0.31)	(9.3)	(0.22)	(0.29)
Cigarette inventory holding profits	1.5	0.03	0.04	6.7	0.16	0.21
Remaining gross profit	275.4	6.06	7.99	246.6	5.89	7.76

Gross profit	$266.2	5.85%	7.72%	$257.3	6.15%	8.10%

(1)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

As a percentage of net sales, our remaining gross profit improved 17 basis points to 6.06% for the nine months ended September 30, 2008 compared to 5.89% for the same period last year. Our remaining gross profit percentage for cigarettes declined 7 basis points for the nine months ended September 30, 2008 to 2.58% compared with 2.65% for the same period in 2007. Remaining gross profit related to our food/non-food category increased 19 basis points for the nine months ended September 30, 2008 to 13.43% compared with 13.24% for the same period in 2007, after excluding the impact of the State of Washington OTP tax refund recorded in 2007. The increase in remaining gross profit percentage was due primarily to a higher percentage of sales from higher margin food/non-food products combined with an increase in inventory holding gains related to candy somewhat offset by an increase in inventory shrinkage and the addition of national chain store customers.

For the nine months ended September 30, 2008, approximately 70.3% of gross profit was derived from food/non-food products compared to 68.1% for the same period in 2007, excluding the impact of the State of Washington OTP tax refund benefit of $13.3 million.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the nine months ended September 30, 2008, operating expenses increased $23.0 million, or 10.2%, to $248.2 million from $225.2 million for the same period in 2007. Included in operating expenses in the first nine months of 2007 was a charge of $5.2 million related to an increase in our bad debt reserve related to two customers. Excluding this charge, operating expenses increased $28.2 million, or 12.8%, for the period. This increase in operating expenses was due primarily to increases in sales volume, the addition of our Toronto and New England divisions which represented approximately 41.0% of the increase in operating expenses, sales growth and related operational inefficiencies at two of our divisions which represented 18.4% of the increase, higher employee benefit costs which represented 12.5% of the increase primarily driven by an increase in healthcare costs, and higher fuel costs, net of surcharges, which accounted for 10.3% of the increase. As a percentage of net sales, operating expenses were 5.5% for the nine months ended September 30, 2008 compared to 5.4% for the same period in 2007 due primarily to the items discussed above.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $22.6 million, or 17.6%, to $151.2 million for the nine months ended September 30, 2008 from $128.6 million for the same period in 2007. The increase in warehousing and distribution expenses was due primarily to increases in sales volume, the addition of our Toronto and New England divisions which represented 36.7% of the increase, sales growth and related operational inefficiencies at two of our divisions which accounted for 19.8% of the increase, higher fuel costs, net of surcharges, which represented 12.8% of the increase, and an increase in facility and truck rent expense due primarily to investment in additional capacity in certain locations to support our growth in key markets. As a percentage of net sales, warehousing and distribution expenses were 3.3% for the nine months ended September 30, 2008 compared to 3.1% for the same period in 2007 due primarily to the items discussed above.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.2 million, or 0.2%, to $95.5 million for the nine months ended September 30, 2008 from $95.3 million for the same period in 2007. Excluding the bad debt charge of $5.2 million in the first nine months of last year, SG&A expenses increased by $5.4 million or 6.0% for the period. The increase is due primarily to higher employee benefit costs driven by an increase in healthcare costs and the addition of the Toronto and New England divisions. As a percentage of net sales, SG&A expenses were 2.1% for the nine months ended September 30, 2008 compared to 2.3%, or 2.2% excluding the bad debt charge, for the same period in 2007 due primarily to the items discussed above.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For the nine months ended September 30, 2008, interest expense decreased by $0.4 million, or 20%, to $1.6 million from $2.0 million for the same period in 2007. The decrease in interest expense was due to lower average borrowings and interest rates during the first nine months of 2008 compared with the same period in 2007. Average borrowings for the nine months ended September 30, 2008 were $15.2 million compared to $21.0 million for the same period in 2007. During the first nine months of 2008, the weighted average interest rate on borrowings from our revolving credit facility was 4.1% compared to 6.8% in the same period of 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings.

Interest Income. For the nine months ended September 30, 2008 interest income was $0.9 million compared to $0.7 million for the same period in 2007. Our interest income is derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.

Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction losses of $2.6 million for the nine months ended September 30, 2008, and recognized foreign currency transaction gains of $0.9 million for the same period in 2007. The fluctuation in foreign currency was due to inter-company activity related to our Canadian operations and to changes in Canadian foreign exchange rates which appreciated over the period against the US dollar. For the nine months ended September 30, 2008 the average Canadian/United States exchange rate was $1.0186 as compared to $1.1044 for the same period in 2007.

Income Taxes. Our effective tax rate was 28.6% for the nine months ended September 30, 2008 compared to 40.1% for the same period in 2007. Included in the provision for income taxes for the nine months ended September 30, 2008 was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and a revision of prior year’s estimates, and $0.1 million of after tax interest expense related to unrecognized tax benefits recorded under FIN 48.

Comparison of Sales and Gross Profit by Product Line. The following table summarizes our cigarette and other product sales and gross profit for the three and nine months ended September 30, 2008 and 2007 as a percentage of our net sales and gross profit (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cigarettes
Net sales	$1,144.9	$1,021.1	$3,096.3	$2,906.5
Excise Taxes in sales	$381.0	$331.7	$1,012.1	$927.5
Net sales, less excise taxes (2)	$763.9	$689.4	$2,084.2	$1,979.0
Gross Profit (1)	$28.6	$26.4	$79.0	$77.9
Gross Profit %	2.5%	2.6%	2.6%	2.7%
Gross Profit % less excise taxes	3.7%	3.8%	3.8%	3.9%

Food/Non-food Products
Net sales	$527.8	$456.4	$1,456.4	$1,281.1
Excise Taxes in Sales	$33.9	$30.1	$94.2	$83.0
Net sales, less excise taxes (2)	$493.9	$426.3	$1,362.2	$1,198.1
Gross Profit (1)	$65.3	$58.8	$187.2	$179.4
Gross Profit %	12.4%	12.9%	12.9%	14.0%
Gross Profit % less excise taxes	13.2%	13.8%	13.7%	15.0%

Totals
Total Net Sales	$1,672.7	$1,477.5	$4,552.7	$4,187.6
Total Excise Taxes in Sales	$414.9	$361.8	$1,106.3	$1,010.5
Total Net Sales, less excise taxes (2)	$1,257.8	$1,115.7	$3,446.4	$3,177.1
Gross Profit (1)	$93.9	$85.2	$266.2	$257.3
Gross Profit %	5.6%	5.8%	5.9%	6.1%
Gross Profit % less excise taxes	7.5%	7.6%	7.7%	8.1%

(1)	Includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended September 30, 2008 were $0.2 million compared to $2.3 million for the same period in 2007, and $1.5 million for the nine months ended September 30, 2008 compared to $6.7 million for the same period in 2007. The gross profit for the nine months ended September 30, 2007 included an increase of $13.3 million for the State of Washington OTP tax refund recorded as a reduction of cost of goods sold in 2007.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2008 were $13.9 million compared to $14.8 million as of September 30, 2007. Our restricted cash as of September 30, 2008 was $12.3 million as compared to $11.5 million as of September 30, 2007. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the nine months ended September 30, 2008, our cash flows from operating activities provided $23.4 million and we had $159.7 million of borrowing capacity available in our revolving credit facility as of September 30, 2008.

During the current downturn in global financial markets some companies have experienced difficulties drawing on lines of credit, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all of our anticipated needs during the next twelve months.

Cash flows from operating activities

Net cash provided by operating activities decreased by $5.6 million to $23.2 million for the nine months ended September 30, 2008 compared with $28.8 million for the same period in 2007. The decrease in net cash flows provided by operations was due primarily to lower net income, the net impact of our two new divisions, and a decrease in vendor prepayments due to timing. The decrease related to the change in cash provided by cigarette and tobacco taxes payable was due to the re-establishment of credit terms for certain tax jurisdictions during 2007.

Cash flows from investing activities

Net cash used in investing activities increased by $28.8 million to $42.6 million for the nine months ended September 30, 2008 compared with $13.8 million for the same period in 2007. This increase was due primarily to the acquisition of AMD. We paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures increased by $0.7 million to $14.0 million in the first nine months of 2008 due primarily to our investment in the new Toronto distribution center and expenditures for refrigerated delivery and warehouse equipment.

We estimate that fiscal 2008 capital expenditures will approximate $20 million.

Cash flows from financing activities

Net cash provided by financing activities increased by $31.4 million to $13.1 million for the nine months ended September 30, 2008 compared with net cash used of $18.3 million for the same period in 2007. We had borrowings on our revolving line of credit of $27.8 million during the nine months ended September 30, 2008, due primarily to borrowings in connection with the AMD acquisition and the purchase of additional cigarette inventories in the third quarter of 2008 to take advantage of potential price increases. Additionally, included in financing activities was approximately $11.0 million of cash payments to repurchase our common stock pursuant to our shares repurchase program authorized on March 12, 2008.

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

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	September 30, 2008	December 31, 2007
Net available borrowings	$159.7	$160.0

Amounts borrowed	$57.5	$29.7

Outstanding letters of credit	$24.6	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2008 was 3.9% and 6.9% for the same period in 2007, and for the nine months ended September 30, 2008 was 4.1% and 6.8% for the same period in 2007.

We paid total unused facility fees of $0.1 million for the three months ended September 30, 2008 and also for the same period in 2007, and $0.4 million for the nine months ended September 30, 2008 and also for the same period in 2007.

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

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate cigarette consumption has declined in the United States since 1980 and in Canada since 1996. Prior to 2007 our cigarette sales had benefitted from a shift in sales to the convenience store segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2007 and in the first nine months of 2008. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of manufacturer and excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience store segment may no longer be adequate to compensate for consumption declines.

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

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, for the nine months ended September 30, 2008 our cigarette inventory holding profits were $1.5 million, or 0.6%, of our gross profit as compared to $6.7 million, or 2.6%, of our gross profit for the same period in 2007. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts primarily on growing our food/non-food product sales. These product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

General Economic Trends

Uncertain Economic Conditions

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, and actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. As a result, we expect that convenience store operators may experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and will result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores or increases in our market share). These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store customers under financial stress, which would increase our credit risk and potential bad debt exposure. If the economic conditions in our key markets deteriorate or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2007, as filed with SEC on March 14, 2008 did not change materially during the nine months ended September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008.

ITEM 1A.	RISK FACTORS

Except for the risk factors discussed below, there have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008.

We have added the following Risk Factor to those listed in our Form 10-K for the year ended December 31, 2007.

Impact of Current Economic Conditions

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. If these economic conditions persist or deteriorate further, we expect that convenience store operators will experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and will result in reduced sales and pressures on margins. Unless offset by other factors (such as an increase in the number or size of our customers’ stores or increases in our market share), this may have a material adverse effect on our business and operating results. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store customers under financial stress, which would increase our credit risk and potential bad debt exposure.

We have updated the following Risk Factor included in our Form 10-K for the year ended December 31, 2007.

We may not be able to borrow the additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $250 million credit facility. During the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital generally, which has had a material adverse effect on their liquidity. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we believe that notwithstanding these adverse market conditions our sources of liquidity are adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtaining financing on terms satisfactory to us, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the nine months ended September 30, 2008:

Issuer Purchases of Equity Securities

Calendar Month/Period in which purchases were made:	Total Number of Shares Repurchased	Average Cost per Share (1)	Total Cost of Purchased Shares (in millions)	Maximum Repurchases Allowed (in millions)(2)
Mar 12, 2008 – approval of share repurchase	—	$—	$—	$30.0
Mar 20, 2008 to Mar 31, 2008	97,854	29.15	2.9	27.1
May 1, 2008 to May 31, 2008	51,282	27.84	1.4	25.7
Jun 1, 2008 to Jun 30, 2008	118,949	27.17	3.2	22.5
Jul 1, 2008 to Jul 31, 2008	61,860	25.97	1.6	20.9
Aug 1, 2008 to Aug 31, 2008	29,648	28.56	0.9	20.0
Sept 1, 2008 to Sept 30, 2008	37,123	27.17	1.0	19.0

Total Repurchases	396,716	$27.66	$11.0	$19.0

(1)	Includes related transaction fees
(2)	In March 2008, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. See Note 10 to Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004. (incorporated by reference to Exhibit 2.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report filed on Form 8-K on August 18, 2008).

10.17	Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2007).

10.18	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2007).

10.19	Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.20	Management Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.21	Management Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report filed on Form 8-K on July 6, 2007).

10.22	Second Amendment to Credit Agreement dated March 12, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on March 18, 2008).

10.23	Press Release on Asset Acquisition of Auburn Merchandise Distributors, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report filed on Form 8-K on May 9, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: November 10, 2008	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 10, 2008	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer