Form 10-K
period 2008-12-31
Core-Mark Holding Company, Inc.
filed 2009-03-13
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of June 30, 2008, the last day of the registrant’s most recently completed second quarter:    $277,773,841.

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of February 27, 2009, the Registrant had 10,809,692 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Parts III and IV. Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference to Part III in this Form 10-K.

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

Factors that might cause or contribute to such differences include, but are not limited to our dependence on the convenience retail industry for our revenues; uncertain and recent economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; integration of acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part I, Item 1A, “Risk Factors” of this Form 10-K. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

ITEM 1.	BUSINESS

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to Core-Mark, the Company, we, us, or our refer to Core-Mark Holding Company, Inc. and its subsidiaries.

Company Overview

Core-Mark is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provides sales and marketing, distribution and logistics services to customer locations across the United States and Canada. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco.

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

We operate in an industry where, in 2007, based on the Association for Convenience and Petroleum Retailing [formerly known as the National Association of Convenience Stores (NACS)], 2008 State of the Industry (SOI) Report, total in-store sales at convenience retail locations approximated $169 billion and were generated through an estimated 146,000 stores across the United States. We estimate that 45% to 55% of the products that these stores sell are supplied by wholesale distributors such as Core-Mark. The convenience retail industry gross profit for in-store sales was approximately $45 billion in 2007 and $44 billion in 2006. Over the ten years from 1997 through 2007, convenience in-store sales increased by a compounded annual growth rate of 7.6%. Two of the factors influencing this growth were a 9.1% compounded annual growth rate in average cigarette sales for convenience retail locations and a 3.0% compounded annual growth rate in the number of stores.

We distribute a diverse line of national and private label convenience store products to approximately 24,000 customer locations in all 50 states of the Unites States and 5 Canadian provinces. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators as well as thousands of multi and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, correctional facilities, military exchanges, college bookstores, casinos, video rental stores, hardware stores and airport concessions.

We operate a network of 26 distribution centers in 14 states and Canada, including two distribution centers that we operate as a third-party logistics provider. We distribute approximately 42,000 SKUs (Stock Keeping Units) of packaged consumable goods to our customers, and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.

In 2008, our consolidated net sales increased 8.7% to $6,044.9 million from $5,560.9 million in 2007. Cigarettes comprised approximately 68.2% of total net sales in 2008, while approximately 71.0% of our gross profit was generated from food/non-food products.

Competitive Strengths

We believe we have the following fundamental competitive strengths which are the foundation of our business strategy:

Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco. The executive management team comprised of our CEO and 14 senior managers has largely overseen the operations of Core-Mark for more than a decade, bringing their expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, human resources and retail store support.

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

Business Strategy

Our objective is to increase overall return to shareholders by growing market share, revenues, profitability and cash flow. To achieve that objective, we have become one of the largest marketers of fresh and broad-line supply solutions in North America. In order to further enhance our value to the retailer, we plan to:

Drive our Vendor Consolidation Initiative (VCI). We expect our VCI program will allow us to grow by capitalizing on the highly fragmented nature of the distribution channel that services the convenience retail industry. A convenience retailer generally receives their store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Our VCI program offers convenience retailers the ability to receive one delivery for the bulk of their products, including dairy and other perishable items, thus simplifying the supply chain and eliminating operational costs.

Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience stores. We have modified and upgraded our refrigerated capacity, including investing in chill docks, state-of-the-art ordering devices and tri-temperature trailers, which enables us to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We now have the in-house expertise and experience to properly source, handle and market this highly perishable product line. We intend on expanding the delivery of fresh food and dairy products through the development of unique and comprehensive marketing programs. In addition, we have launched a rebranding program to properly reflect the role this new fresh product line will play in the Company’s and the industry’s future.

Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by expanding our presence east of the Mississippi. According to the Association for Convenience and Petroleum Retailing 2008 SOI Report, during 2007, aggregate United States traditional convenience retail in-store sales were approximately $169 billion through approximately 146,000 stores with most of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by acquiring new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, and competitive pricing. In addition, we intend to explore select acquisitions of other wholesale distributors which complement our business. In June 2006, we acquired the Klein Candy Company, L.P. (“Pennsylvania division”) to further our eastern expansion. In January 2008, we opened a new distribution facility near Toronto, Ontario. This new facility expanded our existing market geography in Canada. In June 2008, we acquired Auburn Merchandise Distributors, Inc., (“AMD” or “New England division”), to further expand our presence and infrastructure in the Northeastern region of the United States (See Note 3—Acquisitions).

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon us being able to deliver consistently high levels of service, innovative marketing programs, and information technology and logistics support. To that fundamental end, we are committed to further improving our operational efficiencies in our distribution centers while containing our costs in order to enhance profitability. To further enhance our competitive advantage, we have been the first to recognize emerging trends and to offer to the retailer our unique marketing programs such as VCI and Fresh. We believe this innovation has established us as the market leader in providing valuable marketing and supply chain solutions in the industry.

Customers, Products and Suppliers

We service approximately 24,000 customer locations in all 50 states of the United States and 5 Canadian provinces. Our customers represent many of the large national and regional convenience retailers in the United States and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 30.1% of our sales in 2008, while our largest customer accounted for approximately 7.5% of our total sales in 2008.

Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	2008		2007		2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$4,124.8	68.2%	$3,863.1	69.5%	$3,783.8	71.2%

Food	710.1	11.7%	596.7	10.7%	522.4	9.8%
Candy	401.3	6.7%	349.8	6.3%	318.3	6.0%
Other Tobacco Products	402.7	6.7%	353.4	6.4%	322.6	6.1%
Health, Beauty & General	220.1	3.6%	206.2	3.7%	187.7	3.5%
Non-alcoholic Beverages	180.9	3.0%	186.4	3.4%	174.3	3.3%
Equipment / Other	5.0	0.1%	5.3	0.1%	5.3	0.1%

Total Food/Non-Food Products	1,920.1	31.8%	1,697.8	30.5%	1,530.6	28.8%

Total Net Sales	$6,044.9	100.0%	$5,560.9	100.0%	$5,314.4	100.0%

Cigarette Products. We purchase cigarette products from major United States and Canadian manufacturers. With cigarettes accounting for approximately $4,124.8 million or 68.2% of our total net sales and 29.0% of our total gross profit in 2008, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.

United States cigarette consumption has generally declined since 1980. Based on 2007 statistics provided by the Tobacco Merchants Association (TMA) published in early 2008 and compiled from the United States

Department of Agriculture-Economic Research Service, total cigarette consumption in the United States declined from 480 billion cigarettes in 1997 to 362 billion cigarettes in 2007, or a 25% reduction in consumption. Prior to 2007, we had benefitted from a shift in cigarette and tobacco sales to the convenience retail segment. According to the most recent statistic available on the growth of cigarette sales in the convenience retail segment in the NACS 2007 SOI Report (which includes data through December 31, 2006), the convenience retail portion of aggregate United States cigarette sales increased from approximately 54% in 1999 to 64% in 2006. In 2007, convenience retailers were the largest trade class for cigarette sales accounting for approximately 69% of total industry volume according to the R.J. Reynolds’ 2007 Industry Report.

Total cigarette consumption also declined in Canada from 45.5 billion cigarettes in 1997 to 14.1 billion cigarettes in 2007, or a 69% reduction in consumption, according to consumption statistics published in 2008 by Canada’s central statistical agency, Statistics Canada.

Our overall cigarette carton sales declined 1.0% in 2008 and 1.4% in 2007, excluding carton sales made by the new divisions, Toronto and New England. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.

Excise taxes on cigarettes and other tobacco products are imposed by the various states, localities and provinces. We collect these taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our revenue and cost of sales. During 2008, we included in net sales approximately $1,474.4 million of state and provincial excise taxes. As of December 31, 2008, state cigarette excise taxes in the United States jurisdictions we serve ranged from $0.07 per pack of 20 cigarettes in South Carolina to $2.75 per pack of 20 cigarettes in the state of New York. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$4.20 per pack of 20 cigarettes in the Northwest Territories.

In the United States, legislation was introduced in 2008 to fund the State Children’s Health Insurance Program (SCHIP) by raising the federal cigarette excise tax from 39¢ to $1.01 per pack. Federal excise tax is included as a component of our product cost charged by the manufacturer. The legislation, which was signed into law in February 2009, becomes effective on April 1, 2009.

Food and Non-Food Products. The food category includes fast food, snacks, groceries, fresh products, dairy and bread. Food and Non-food product categories were $1,920.1 million of net sales in 2008 and account for approximately 31.8% of our sales, however, these categories represented approximately 71.0% of our gross profit. We structure our marketing and merchandising programs around these higher margin products.

Our Suppliers. We purchase products for resale from approximately 3,800 trade suppliers and manufacturers located across the United States and Canada. In 2008, we purchased approximately 61% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 27% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and advertising incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets and reducing our inventory investment.

Operations

We operate a total of 26 distribution centers consisting of 22 in the United States and four in Canada as of December 31, 2008. The map below describes the scope of our operations and distribution centers.

Map of Operations

Two of the facilities we operate in the United States, Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry located in Corona, California purchases the majority of our non-food products, other than cigarettes and tobacco products, for our distribution centers, enabling us to reduce our overall general merchandise and health and beauty care product inventory. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (ADC), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Valero Retail Distribution Center (RDC) is dedicated solely to supporting another major customer, Valero.

We purchase a variety of brand name and private label products, totaling approximately 42,000 SKUs, including approximately 4,900 SKUs of cigarette and other tobacco products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products.

A typical convenience store order is comprised of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked nearly 435 million, 407 million and 405 million items (a carton of 10 packs of cigarettes is one item) or 66 million, 64 million and 59 million cubic feet of product, during the years ended December 31, 2008, 2007 and 2006, respectively, while limiting the service error rate to approximately three errors per thousand items shipped (Note—these performance metrics do not include those of the Pennsylvania division prior to Core-Mark integrating them into our distribution system on October 1, 2006, and those of our New England division—See Note 3—Acquisitions).

Our proprietary Distribution Center Management System, or DCMS, platform provides our distribution centers with the flexibility to adapt to our customers’ information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers into our platform is a priority which enables fast, efficient and reliable service.

Distribution

At December 31, 2008, we had approximately 908 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2008, our trucking fleet consisted of approximately 671 tractors, trucks and vans, of which nearly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”) which gives us the capability to deliver frozen, chilled, and non-refrigerated goods in one delivery. As of December 31, 2008, over 40% of our fleet consisted of tri-temp trailers with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Our fuel consumption costs for 2008 totaled approximately $9.4 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $2.4 million, from $7.0 million in 2007 due to increased fuel prices, miles driven and the additions of two new divisions.

Competition

We estimate that, as of December 31, 2008, there were approximately 350 wholesale distributors to traditional convenience retailers in the United States. We believe that Core-Mark and McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., are the two largest convenience wholesale distributors, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there are fewer wholesale distributors compared to the United States. In addition, certain manufacturers such as Coca-Cola bottlers, Frito Lay, and Interstate Bakeries deliver their products directly to convenience retailers.

Competition within the industry is based primarily on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on providing outstanding customer service through our decentralized distribution centers, order fulfillment rates, on time deliveries, innovative marketing solutions, and merchandising support as well as competitive pricing. At least one of our major competitors currently operates on a logistics model that concentrates on competitive pricing, using large distribution centers and providing competitive order fulfillment rates. This logistics model, however, may result in less certain delivery times and could leave the customer to perform all of the merchandising functions. Many of our small competitors focus on customer service from small distribution facilities and concentrate on long-standing customer relationships. We believe that our unique combination of service, marketing solutions and price is a compelling combination that is highly attractive to customers and may enhance their growth and profitability.

We purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (MSA), which was signed in November 1998. Since then, we have experienced increased wholesale competition for cigarette sales. Competition amongst cigarette wholesalers is based primarily on service, price and variety, whereas competition amongst manufacturers for cigarette sales is based primarily on brand positioning, price, product attributes, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position. Historically, major tobacco product manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult.

We also face competition from the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes, including the sale of cigarettes in non-taxable jurisdictions, imports of foreign low priced brands, and the diversion into the United States market of cigarettes intended for sale outside the United States. The competitive environment has been impacted by alternative smoking products, such as snus and snuff, and higher prices due to higher state excise taxes and list price increases for cigarettes manufactured by parties to the MSA. As a result, the lowest priced products of manufacturers of numerous small share brands manufactured by companies that are not parties to the MSA have held their market share, putting pressure on the profitability of premium cigarettes.

Working Capital Practices

We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about 9 days for 2008 and 10 days for 2007. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than those in the United States.

We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. The number of days of cost of sales in inventory averaged about 15 days during 2008 and 2007.

We obtain terms from our vendors based on industry practices and consistent with our credit standing. We take advantage of the full complement of vendor offerings, including early payment terms. Our days payable outstanding during 2008 averaged 12 days, including cigarette and tobacco taxes payable, as compared to 11 days for 2007, with a range of three days prepaid to 30 days credit.

Employees

As of December 31, 2008, we had 4,181 employees, including 578 in administration, finance and purchasing, 1,026 in sales and marketing, and 2,577 in warehousing and distribution functions. Of these employees, 457 employees are located in Canada and the remainder in the United States. Three of our distribution centers, Hayward, Las Vegas and Calgary, employ people who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 199 employees, or 4.8% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	December 31, 2008
	United States	Canada	Total Core-Mark Employees
Administration, Finance, and Purchasing	478	100	578
Sales and Marketing	974	52	1,026
Warehousing and Distribution	2,272	305	2,577

Total Categories	3,724	457	4,181

Regulation

As a distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the United States Food and Drug Administration (FDA). The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the United States Drug Enforcement Administration. In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of the our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities including the Occupational Safety and Health Administration under the United States Department of Labor which require us to comply with certain health and safety standards to protect our employees.

We are also subject to regulation by numerous other federal, state, provincial and local regulatory agencies, including but not limited to the United States Department of Labor, which sets employment practice standards for workers, and the United States and Canadian Departments of Transportation, which regulate transportation of perishable goods, and similar state, provincial and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.

We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (AIB). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company’s food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB’s independent evaluation is summarized and posted on its website for our customers’ review. In 2008, nearly 87% of our distribution centers received the highest rating from the AIB and the remaining distribution centers received the second highest rating.

Registered Trademarks

We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Boondoggles®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Java Street®, QUICKEATS®, Richland ValleyTM, SmartStock®, Starmark® and Tastefully Yours®.

Segment and Geographic Information

We operate in two reportable geographic segments—the United States and Canada. See Note 16—Segment Information to our consolidated financial statements.

Corporate and Available Information

The office of our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080 and the telephone number is (650) 589-9445.

Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website, or through www.sec.gov. Also available on our website are printable versions of Core-Mark’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Copies of these documents may be requested from:

Core-Mark International

395 Oyster Point Blvd, Suite 415

South San Francisco, CA 94080

Attention: Investor Relations

Corporate Governance—Code of Business Conduct and Ethics and Whistle Blower Policy:

Our Code of Business Conduct and Ethics is designed to promote honest, ethical and lawful conduct by all employees, officers and directors and is posted on the “Investor Relations” section of our website at www.core-mark.com under “Corporate Governance.”

Additionally, the Audit Committee (“Audit Committee”) of the Board of Directors of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, shareholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of the Company’s accounting policies. The procedures are also described in our website address at www.core-mark.com under Corporate Governance in the “Investor Relations” section.

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

Risks Related to the Economy and Market Conditions

Current difficult economic conditions and market turmoil may reduce demand for our products and increase credit risks.

Current market turmoil and difficult economic conditions, including actual and potential job losses among many sectors of the economy, significant declines in real estate values, large losses to consumer retirement and investment accounts, increases in food and fuel prices and uncertainty regarding federal tax and economic policies have resulted in reduced consumer confidence and curtailed consumer spending. If these economic conditions persist or deteriorate further, we expect that convenience retail operators will experience continued weakness and further reductions in same store sales, which will adversely affect demand for our products and will result in reduced sales and pressures on margins. This may have a material adverse effect on our business and operating results. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.

Our business is sensitive to general economic conditions and, in particular, to gasoline prices and the labor market.

Our operating results are also sensitive to, and may be adversely affected by, other factors, including inflation, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Due to the low margins on the products we distribute, changes in general economic conditions could materially adversely affect our operating results.

Two particular economic factors may have a significant impact on our sales, margins and costs. First, our retailers have reported to us that when gasoline prices increased they have experienced a decrease in the proportion of their customers’ expenditures on food/non-food products compared to customers’ expenditures on cigarettes. When gasoline prices undergo sustained increases and a similar shift in expenditures results, we experience pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do. Second, our results are sensitive to the labor market. For example, the strength of the employment market in the transportation sector has led to a shortage of qualified drivers in some areas, increasing our costs as we are required to use more temporary drivers and increase wages for permanent drivers in the affected areas. Shortages of qualified warehouse and other employees could similarly increase our costs.

Historically, we have been able to pass on a substantial portion of increases in our own fuel costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including labor and fuel costs, is not assured.

As a result of recent recessionary economic conditions and financial market turmoil, our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” at December 31, 2008 was $34.9 million for the pension plan. Our pension plan’s underfunded status increased from approximately $4.0 million in 2007 to approximately $12.8 million in 2008. The primary reason for this increase in the underfunding status of the plan from 2007 to 2008 is due to a lower return than expected on invested plan assets as of December 31, 2008 compared to December 31, 2007 as a result of the recent economic downturn and financial market turmoil. The amount of the estimated contributions is expected to increase in 2010 due, in part, to the underperformance of the plan assets relative to our expectations given the overall market downturn during 2008. If the performance of the assets in the plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be substantially higher than we expect. The pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding in the pension plan.

Risks Related to Our Business and Industry

We are dependent on the convenience retail industry for our revenues, and our results of operations would suffer if there is an overall decline in the convenience retail industry.

The majority of our sales are made under purchase orders and short-term contracts with convenience retail which inherently involve significant risks. These risks include the uncertainty of general economic conditions in the convenience retail industry, credit exposure from our customers, termination of customer relationships without notice, consolidation of our customer base and consumer movement toward purchasing from club stores. Any of these factors could negatively affect the convenience retail industry which would negatively affect our results of operations.

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

We rely on funding from manufacturer discount and incentive programs and cigarette excise stamping allowances, any material changes in these programs could adversely affect our results of operations.

We receive payments from the manufacturers of the products we distribute for allowances, discounts, volume rebates, and other merchandising and incentive programs. These payments are a substantial benefit to us. The amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers, and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or change the timing of payments, or if we are unable to maintain the volume of our sales, our results of operations could be negatively affected.

We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.

We obtain the products we distribute from third party suppliers. At December 31, 2008, we had approximately 3,800 vendors, and during 2008 we purchased approximately 61% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 27% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Since we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers and reduce the volume of our sales.

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

•	demands on management related to the increase in our size after the acquisition of operations;

•	difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

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

We are taking action to improve our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the distribution industry environment, increase our market position within the industry, and ultimately create increased shareholder value.

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

Our business is highly dependent on our Distribution Center Management System, or DCMS. The convenience retail industry does not have a standard information technology or IT platform. Therefore, actively integrating our customers into our IT platform is a priority, and our DCMS platform provides our distribution centers with the flexibility to adapt to our customers’ IT requirements. We also rely on DCMS and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. While we have taken steps to increase redundancy in our IT systems, if our DCMS fails or is subject to disruptions, we may suffer disruptions in service to our customers and our results of operations could suffer.

We depend on our senior management and key personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel. Certain personnel such as our information technology, tax and procurement staff, among others, have significant proprietary or industry knowledge and skills specific to our business. We do not maintain key person life insurance policies on these individuals, and we do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or key employees could harm our business.

We operate in a competitive labor market and a portion of our employees are covered by collective bargaining agreements.

Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2008, 199, or 4.8%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times over the course of the next year.

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

Proposed federal legislation that would eliminate the secret ballot in union elections may make it easier for unions to organize our employees. This may result in more of our employees becoming subject to collective bargaining agreements and may negatively affect our labor relations and labor costs.

Risks Related to the Distribution of Cigarettes

Our sales volume is largely dependent upon the distribution of cigarette products, sales of which are declining.

The distribution of cigarette and other tobacco products is currently a significant portion of our business. In 2008, approximately 68.2% of our revenues came from the distribution of cigarettes. During the same period, approximately 29.0% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the United States and Canadian cigarette and tobacco market has generally been declining since 1980, and is expected to continue to decline.

Prior to 2007 our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales began to decline in 2007, and this decline continued in 2008. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke and the acceleration in the frequency and amount of excise tax increases which reduces demand. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet, and other tobacco product regulation. For example, the United States Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Other states and provinces may adopt similar legislation and initiate similar lawsuits. Furthermore, in Alberta, Canada, the Tobacco Reduction Act was passed in 2008 to prohibit the sale of all cigarette and tobacco products from all health-care facilities, public post-secondary campuses, pharmacies and stores containing a pharmacy effective January 1, 2009. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and sales outside of legitimate channels.

In the United States we purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (MSA), which results in our facing certain potential liabilities and financial risks including competition from lower priced sales of cigarettes produced by manufacturers who do not participate in the MSA.

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

Cigarettes and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. For example, several states passed ballot measures during 2007 and 2008 which will have the effect of increasing excise taxes on cigarettes and other tobacco products. In the United States, legislation was recently introduced to fund the State Children’s Health Insurance Program (SCHIP) by raising the federal cigarette excise tax from 39¢ to $1.01 per pack. This legislation was passed and signed into law in February 2009 and becomes effective April 1, 2009.

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

We generate a significant portion of our revenues in Canadian dollars, approximately 15% in 2008 and 14% in 2007. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar (such as the second half of 2008), our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar (as occurred in 2007), our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States (GAAP) require that such foreign currency transaction gains or losses on intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.

We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.

During the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital generally, which has had a material adverse effect on their liquidity. In addition, if banks from which companies expect to receive financing fail or become insolvent, the borrowing capacity of those companies may be reduced. We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $250 million credit facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

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

As a distributor of food products, we are subject to regulation by the United States Food and Drug Administration, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation.

Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Drug Enforcement Agency and other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.

Earthquake and natural disaster damage could have a material adverse affect on our business.

We are headquartered and conduct a significant portion of our operations in California. Our operations in California are susceptible to damage from earthquakes. In addition, one of our data centers is located in Richmond, British Columbia, Canada which is susceptible to earthquakes, and one of our data centers is located in Plano, Texas which is susceptible to wind storms. We believe that we maintain adequate insurance to indemnify us for losses. However, significant earthquake and natural disaster damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, adversely impacting our sales.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of approximately 26,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia and approximately 6,000 square feet for use by our information technology personnel in Plano, Texas. We lease approximately 2.7 million square feet and own approximately 0.4 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Las Vegas, Nevada	Whitinsville, Massachusetts(4)
Atlanta, Georgia	Los Angeles, California	Wilkes-Barre, Pennsylvania
Bakersfield, California	Leitchfield, Kentucky	Calgary, Alberta
Corona, California(2)	Minneapolis, Minnesota	Toronto, Ontario
Denver, Colorado	Portland, Oregon	Vancouver, British Columbia
Fort Worth, Texas	Sacramento, California(3)	Winnipeg, Manitoba
Grants Pass, Oregon	Salt Lake City, Utah
Hayward, California	Spokane, Washington

(1)	Excluding outside storage facilities or depots and two facilities that we operate as third-party logistics provider. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage. We own distribution center facilities located in Leitchfield, Kentucky and Wilkes-Barre, Pennsylvania. All other facilities listed are leased.
(2)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.
(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.
(4)	Acquired in June 2008.

We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Alimentation Couche-Tard and one in San Antonio, Texas for Valero. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2008, we were not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 2,782 stockholders of record as of February 27, 2009.

The following table provides the range of high and low sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated:

	Low Price	High Price
Fiscal 2008
4th Quarter	$14.81	$24.94
3rd Quarter	24.65	30.74
2nd Quarter	25.53	30.03
1st Quarter	22.59	29.95

	Low Price	High Price
Fiscal 2007
4th Quarter	24.74	36.35
3rd Quarter	29.66	37.70
2nd Quarter	33.22	38.17
1st Quarter	29.70	37.21

PERFORMANCE COMPARISON

The graph below presents a comparison of cumulative total return to stockholders for the period Core-Mark had securities trading on the Pink Sheets or on the NASDAQ Global Market and the cumulative total return of the NASDAQ Non-Financial Stock Index and a peer group of companies (the Performance Peer Group).

Cumulative total return to stockholders is measured by per share price change for the period by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on November 7, 2005 and is compared to the total return of the NASDAQ Non-Financial Stock Index and the weighted average performance of the Performance Peer Group over the same period with a like amount invested. In 2008, we added a comparison to the Russell 2000 Index. We regularly compare our performance to this index since it includes primarily companies with relatively small market capitalization similar to us.

The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT). Performance Food Group Co. (PFGC) was removed from the Peer Group as it was acquired by another company in 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES,

AND THE PERFORMANCE PEER GROUP

	Investment Value at
	11/7/05	12/30/05	3/31/06	6/30/06	9/29/06	12/29/06
CORE	$100.00	$101.27	$121.46	$113.65	$99.49	$106.19
NASDAQ Index	$100.00	$101.56	$107.91	$99.68	$103.71	$111.38
Russell 2000 Index	$100.00	$102.04	$116.27	$110.42	$110.91	$120.78
Performance Peer Group	$100.00	$101.47	$107.08	$102.10	$111.38	$123.46

	3/30/07	6/29/07	9/28/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
CORE	$113.27	$114.22	$111.84	$91.17	$91.24	$83.17	$79.33	$68.32
NASDAQ Index	$112.39	$121.93	$127.83	$126.36	$108.28	$110.64	$98.85	$57.94
Russell 2000 Index	$123.13	$128.57	$124.59	$118.89	$107.12	$107.75	$106.55	$78.72
Performance Peer Group	$114.34	$112.48	$120.86	$108.20	$99.25	$95.28	$108.50	$82.18

We have not declared or paid any cash dividends on our common stock. The credit agreement for our Credit Facility places limitations on our ability to pay cash dividends on our common stock. The payment of any future dividends will be determined by our board of directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

Sales of Unregistered Securities

Common Stock and Warrants Issued Pursuant to the Plan of Reorganization in 2004

Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), herein referred to as “Fleming’s bankruptcy” or “plan of reorganization,” on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) Warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) Warrants. The Class 6(B) Warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) Warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. The Tranche B Warrants have an exercise price of $15.50 per share. Shares of our common stock issued upon exercise of the Tranche B Warrants are issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

During 2008, no Class 6(B) warrants were exercised or issued in either cash or cashless transactions, and a total of 21,988 shares of common stock have been issued since inception pursuant to exercises of Class 6(B) warrants. During 2008, there were no Tranche B warrants exercised and issued in cashless transactions, and the total number of shares of common stock issued since inception pursuant to Tranche B warrants as of December 31, 2008 remained at 73,507 shares.

Issuer Purchases of Equity Securities

The following table provides the repurchases of common stock shares during the year ended December 31, 2008:

Calendar Month/Period in which purchases were made:	Total Number of Shares Repurchased(1)	Average Cost per Share(2)	Total Cost of Purchased Shares (in millions)	Maximum Repurchases Allowed (in millions)(3)
Mar 12, 2008—approval of share repurchase	—	$—	$—	$30.0
Mar 20, 2008 to Mar 31, 2008	97,854	29.15	2.9	27.1
May 1, 2008 to May 31, 2008	51,282	27.84	1.4	25.7
Jun 1, 2008 to Jun 30, 2008	118,949	27.17	3.2	22.5
Jul 1, 2008 to Jul 31, 2008	61,860	25.97	1.6	20.9
Aug 1, 2008 to Aug 31, 2008	29,648	28.56	0.9	20.0
Sept 1, 2008 to Sept 30, 2008	37,123	27.17	1.0	19.0
Oct 1, 2008 to Oct 31, 2008	—	—	—	—
Nov 1, 2008 to Nov 30, 2008	—	—	—	—
Dec 1, 2008 to Dec 31, 2008	—	—	—	—

Total Repurchases	396,716	$27.66	$11.0	$19.0

(1)	All purchases were made as part of the shares repurchase program announced on March 14, 2008, as described in footnote (3).

(2)	Includes related transaction fees.
(3)	On March 12, 2008, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. We have been funding the majority of the share repurchases from excess cash. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected consolidated financial data for the years 2008, 2007, 2006 and 2005 are derived from Core-Mark’s audited consolidated financial statements included in our Annual Reports on Form 10-K.

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc. and Subsidiaries					Predecessor Company
	Year ended December 31,				Period from August 23 through December 31, 2004	Period from January 1 through August 22, 2004
(in millions, except per share amounts)	2008(a)	2007	2006(b)	2005
Statement of Operations Data:
Net sales	$6,044.9	$5,560.9	$5,314.4	$4,891.1	$1,549.3	$2,673.1
Gross profit	359.1	332.6	297.7	271.0	90.9	149.8
Warehousing and distribution expenses	197.6	174.1	151.1	135.7	42.6	78.7
Selling, general and administrative expenses	129.4	119.0	106.6	90.0	34.9	59.3
Income from operations	30.1	37.7	38.5	44.0	13.0	11.8
Interest expense, net(c)	1.2	1.0	4.2	11.0	5.2	4.4
Reorganization items, net(d)	—	—	—	—	0.8	(70.0)
Net income	17.9	24.1	20.6	14.3	5.3	50.7
Per Share Data(e):
Basic income per common share	$1.71	$2.30	$2.05	$1.46	$0.54	$5.17
Diluted income per common share	$1.64	$2.15	$1.87	$1.37	$0.54	$5.17
Shares used to compute net income per share:
Basic	10.5	10.5	10.0	9.8	9.8	9.8
Diluted	10.9	11.2	11.0	10.5	9.8	9.8
Other Financial Data:
Excise taxes(f)	$1,474.4	$1,349.4	$1,313.3	$1,195.0	$367.8	$643.5
Cigarette inventory holding profits(g)	3.1	7.3	4.1	5.7	1.1	0.2
LIFO expense	11.0	13.1	2.9	7.5	1.8	2.7
Depreciation and amortization(h)	17.4	14.9	13.2	12.5	4.3	7.0
Stock-based compensation	3.9	5.3	4.4	4.0	0.9	—
Capital expenditures	19.9	20.8	12.8	7.8	5.7	6.4

	December 31,					August 22, 2004
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$612.6	$577.1	$555.6	$510.4	$504.2	$517.2

Total debt, including current maturities	30.8	29.7	78.0	59.6	77.5	118.7

(a)	The selected consolidated financial data for 2008 includes the results of operations of the new Toronto division, which started operations in late January 2008, and also the New England division following its acquisition in June 2008.
(b)	The selected consolidated financial data for 2006 includes the results of operations of the Pennsylvania division following its acquisition in June 2006.
(c)	Interest expense, net, is reported net of interest income and includes amortization of debt issuance costs. Interest expense for January 1, 2004 through August 22, 2004 was imputed, as required under Staff Accounting Bulletin (SAB) Topic 1.B due to the Company being a subsidiary of Fleming.
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

(e)	For the Predecessor Company, basic net income per share and diluted net income per share have been computed by dividing net income for the period by the 9,800,000 shares of Core-Mark common stock outstanding after emergence from bankruptcy.
(f)	State and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.
(g)	Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases.
(h)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provides sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of store formats including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

We derive our net sales primarily from sales to convenience store customers. Our gross profit is derived primarily by applying a markup to the cost of the product at the time of the sale and from cost reductions derived from vendor credit term discounts received and other vendor incentive programs. Our operating expenses are comprised primarily of sales personnel costs; warehouse personnel costs related to receiving, stocking, and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities; and other general and administrative costs.

Overview of 2008 Results

Net sales for 2008 increased 8.7% to $6.0 billion from $5.6 billion in 2007 driven by a 13.1% increase in our food/non-food sales and a 6.8% increase in our cigarette sales. Sales in both categories benefitted from the addition of our new Toronto and New England divisions which contributed slightly more than 50% of our sales growth. The balance of this increase was driven by new customers, deeper sales penetration into existing stores and price inflation, partially offset by a slight decline in remaining cigarette cartons. Food, candy and other tobacco products were the fastest growing categories in the food/non-food product lines. Candy showed organic growth but also benefitted from manufacturer price increases over the past two years. Cigarette sales increased in absolute dollars compared to 2007 as a result of both price and excise tax increases and a 2.2% increase in overall cigarette carton sales, which includes sales from the two new divisions.

Excluding our new Toronto division, cigarette carton sales in Canada increased approximately 8.3% in 2008 driven by market share gains and sales from additional product lines. Excluding the recently acquired New England division, cigarette carton sales in the United States experienced a modest decline of 1.7% for 2008. This result was an improvement compared with the 2.7% decline in cigarette carton sales in the United States for 2007 compared to 2006. The year-over-year decrease in carton sales in the United States, after excluding carton sales from our New England division, appears to be driven primarily by a decline in overall consumer demand which we believe is influenced by, among other factors, manufacturer price and state tax increases and legislative actions to regulate where a consumer can smoke. We expect these factors to continue to adversely impact our cigarette carton sales, primarily in the U.S., for 2009. In addition, we expect our cigarette carton sales in the United States to be adversely impacted by the passage of the State Children’s Health Insurance Program (SCHIP). Effective April 1, 2009, federal cigarette excise taxes will increase from 39¢ to $1.01 per pack and manufacturers have passed along, or are expected to pass along, these taxes in their list prices charged to distributors.

We continue to monitor current macroeconomic conditions including consumer confidence and spending levels. We believe declines in consumer spending had a minor impact on our sales in 2008. However, if consumer spending declines further and/or the current declines persist for a prolonged period of time, our sales and gross profit may be materially and adversely impacted in 2009.

Gross profit for 2008 increased 8.0% to $359.1 million compared with $332.6 million in 2007. Included in gross profit for 2008 is a net refund of $1.4 million from the State of Texas related to the overpayment of taxes on Other Tobacco Products (OTP). Gross profit for 2007 includes a $13.3 million OTP tax refund from the State of Washington. Gross profit for 2008 increased $40.4 million, or 12.4%, compared with 2007, excluding the OTP tax refunds, cigarette holding gains and changes in LIFO reserves. This increase in gross profit for 2008 was driven primarily by a 12.1% increase in the food/non-food categories and incremental gross profit from the Toronto and New England divisions.

Operating expenses increased 11.6% to $329.0 million for 2008 compared with $294.9 million in 2007. Approximately 47% of this dollar increase was related to the addition of our New England and Toronto divisions, the latter of which is expected to leverage its operating expenses as they continue to add new customers. The remaining increase of 6% is attributable to a significant increase in health care and workers’ compensation costs stemming from higher medical costs as well as severity of certain claims. In addition, more employees earned a bonus in 2008 since the results used to calculate bonuses for 2007 excluded the OTP tax refund, but included the $5.9 million bad debt expense. Inflation in fuel costs also contributed to the remaining increase in operating expenses, especially during the first seven months of 2008. Significant increases in the price of fuel could materially impact our financial results depending on the extent and timing of the increases and our ability to adjust our fuel surcharges accordingly. Our surcharge is generally set at the beginning of each quarter based on the average price of fuel for the previous quarter.

Operating income was $30.1 million for 2008 compared with $37.7 million in 2007. Excluding cigarette holding gains, changes in LIFO reserves, and OTP tax refunds in both years, operating income increased 20.8% to $36.6 million in 2008 from $30.3 million in 2007. Depreciation and amortization increased to $17.4 million in 2008 from $14.9 million in 2007 resulting from investment in our new divisions and investment in our cold channel enhancements, and stock compensation expenses decreased from $5.3 million in 2007 to $3.9 million in 2008.

Business Developments

Asset Acquisitions in 2008 and 2006

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory and fixed assets. AMD operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. The AMD acquisition has expanded our presence and infrastructure in the Northeastern region of the United States. The purchase price of approximately $28.7 million, including transaction costs, exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which was recorded as goodwill. AMD conducts operations as the “New England” division of Core-Mark. Results of operations of AMD have been included in our consolidated statements of operations since the date of acquisition.

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (Pennsylvania Division), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million, including $0.7 million of direct transaction costs. We acquired Klein to help build a national distribution capacity. To fund the acquisition, we increased our borrowing under our Credit Facility by $57.6 million, but also increased our available borrowing capacity by $27.6 million as a result of the inclusion of the Klein assets in our borrowing base. Approximately 60 days subsequent to the acquisition, we established accounts payable credit terms, including cigarette and tobacco taxes payable, of approximately $23.1 million related to the Pennsylvania division operations, which reduced the borrowings required as a result of the acquisition. In October 2006, we integrated the Pennsylvania division onto our proprietary DCMS platform (See Note 3—Acquisitions).

Share Repurchase Program

On March 12, 2008, our Board of Directors authorized a share repurchase program of up to $30.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded share repurchases during 2008, and plan to fund any future repurchases, from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. We repurchased 396,716 shares of common stock under the share repurchase program as of December 31, 2008 at a total cost of $11.0 million.

Tobacco Tax Refunds Settlement Agreements

In November 2008, we entered into a settlement agreement with the State of Texas Comptroller of Public Accounts related to a technical interpretation of the State of Texas’ Other Tobacco Products Tax Law, which resulted in a net refund of $1.4 million. This refund, which was received in January 2009, was recorded in the fourth quarter of 2008 as a reduction to cost of goods sold.

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

Expansion to Eastern Canada

In January 2008, we opened a new distribution facility near Toronto, Ontario. This new facility expanded our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. The total cost of the facility was approximately $9.6 million, including $1.8 million of start-up costs, of which approximately $1.0 million was expensed in 2008.

New Business and Supply Agreement with MAPCO Express, Inc. in 2008

On December 31, 2007, we signed a Supply Agreement with MAPCO Express, Inc. (MAPCO) to serve their network of approximately 500 convenience stores in 8 Southeastern states. This new business relationship has strengthened our sales and operations in the Southeastern United States.

Distribution Development by Imperial Tobacco of Canada in 2006

The largest tobacco manufacturer in Canada, Imperial Tobacco Canada, sales of whose products represented approximately 40% of our Canadian revenues, or approximately 8% of our total revenues, for the six months ended June 30, 2006, commenced by-passing wholesale distributors when it began direct-to-store delivery of its products in September 2006. This resulted in a decline in our sales of approximately $253.9 million in 2007 compared to 2006. As a result of the application of surcharges or increased mark-ups on other products we distribute to our Canadian customers, we believe we have recovered substantially all of our lost profits that resulted from the decision of Imperial Tobacco. Although competition provides our Canadian customers choices, thus far they have selected to continue purchasing products and services from us despite our need to apply surcharges and other means of recouping lost profits from the sales of Imperial Tobacco products.

If other manufacturers were to take similar action and begin direct delivery of their products, our business would be adversely affected. However, to date we have had no indication that other manufacturers intend to do so. We believe that manufacturers may be less likely to make such a change since by using Core-Mark as a distributor the manufacturer leverages Core-Mark’s existing distribution network and shifts customer credit risk to us. Conversely, a decision to engage in direct distribution would require the manufacturer to invest in and bear those distribution costs and extend credit to the customer directly.

Results of Operations

Comparison of 2008 and 2007(1)

	2008 Increase (Decrease) (in millions)	2008			2007
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$484.0	$6,044.9	100.0	—	$5,560.9	100.0	—
Net sales—Cigarettes	261.7	4,124.8	68.2	60.7	3,863.1	69.5	62.4
Net sales—Food/Non-food	222.3	1,920.1	31.8	39.3	1,697.8	30.5	37.6
Net sales, less excise taxes(2)	359.0	4,570.5	75.6	100.0	4,211.5	75.7	100.0
Gross profit	26.5	359.1	5.9	7.9	332.6	6.0	7.9
Warehousing and distribution expenses(3)	23.5	197.6	3.3	4.3	174.1	3.1	4.1
Selling, general and administrative expenses	10.4	129.4	2.1	2.8	119.0	2.1	2.8
Income from operations	(7.6)	30.1	0.5	0.7	37.7	0.7	0.9
Interest expense	(0.2)	2.2	—	0.1	2.4	—	0.1
Interest income	(0.4)	(1.0)	—	—	(1.4)	—	—
Foreign currency transaction losses (gains), net	7.2	6.3	0.1	0.1	(0.9)	—	—
Income before income taxes	(15.0)	22.6	0.4	0.5	37.6	0.7	0.9
Net income	(6.2)	17.9	0.3	0.4	24.1	0.4	0.6

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 36). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of cost of goods sold.

Consolidated Net Sales. Net sales increased by $484.0 million, or 8.7%, to $6,044.9 million for 2008 from $5,560.9 million in 2007. The increase includes excise taxes of $124.9 million. Excluding our new distribution facility in Toronto and the recently acquired New England division, net sales increased $227.6 million, or 4.1%, driven by net sales increases from existing and new customers.

Net Sales of Cigarettes. Net sales of cigarettes for 2008 increased $261.7 million, or 6.8%, to $4,124.8 million from $3,863.1 million in 2007. The increase in net cigarette sales was driven by a 4.5% increase in the average sales price per carton due primarily to manufacturer price and state excise tax increases and sales from our new distribution facilities in Toronto and New England, which also contributed to an approximate 2.2% increase in overall carton sales compared with 2007. Carton sales declined approximately 1.7% in the United States, excluding sales from our New England division, due primarily to overall lower consumer demand. Carton sales in Canada increased 19.6%, or 8.3%, excluding sales from our new Toronto division. The increase in carton sales in Canada was attributable primarily to market share gains and sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 68.2% for 2008 and 69.5% for 2007.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for 2008 increased $222.3 million, or 13.1%, to $1,920.1 million from $1,697.8 million for 2007. The increase was due primarily to increases in our food, candy and other tobacco product categories driven by the Company’s sales and marketing initiatives and the addition of our new Toronto and New England divisions. Total net sales of food and non-food products as a percentage of total net sales was 31.8% for 2008 compared to 30.5% for 2007.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit in 2008 increased by $26.5 million, or 8.0%, to $359.1 million from $332.6 million in 2007.

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2008 and 2007(1):

	2008			2007
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$6,044.9	100.0%	—	$5,560.9	100.0%	—
Net sales, less excise taxes(2)	4,570.5	75.6	100.0%	4,211.5	75.7	100.0%
Components of gross profit:
OTP tax refunds(3)	1.4	0.02	0.03	13.3	0.24	0.32
LIFO expense	(11.0)	(0.18)	(0.24)	(13.1)	(0.24)	(0.31)
Cigarette inventory holding profits	3.1	0.05	0.07	7.3	0.13	0.17
Remaining gross profit	365.6	6.05	8.00	325.1	5.85	7.72

Gross profit	$359.1	5.94%	7.86%	$332.6	5.98%	7.90%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 36). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(3)	We received OTP (Other Tobacco Products) tax refunds from the State of Texas of $1.4 million in 2008, and from the State of Washington of $13.3 million in 2007.

As a percentage of net sales, our remaining gross profit improved to 6.05% for 2008 compared to 5.85% for 2007. Our remaining gross profit percentage for cigarettes declined approximately 5 basis points for 2008 to 2.56% compared with 2.61% in 2007. This decline was due primarily to inflation in product cost from increases in excise taxes. Our remaining cigarette gross profit increased 2.4% on a cents per carton basis. Remaining gross profit related to our food/non-food category increased approximately 32 basis points for 2008 to 13.53% compared with 13.21% in 2007. Excluding our new divisions, Toronto and New England, remaining gross profit for food/non-food category increased 47 basis points to 13.68% in 2008 compared with 2007. The increase in remaining gross profit percentage was due primarily to a higher percentage of sales from higher margin food/non-food products combined with an increase in inventory holding gains related to candy, somewhat offset by an increase in inventory shrinkage and the addition of national chain store customers.

In 2008, approximately 71.0% of gross profit was derived from food/non-food products compared to 69.5% in 2007, including the impact of the OTP tax refunds.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2008, operating expenses increased $34.1 million, or 11.6%, to $329.0 million from $294.9 million in 2007. Included in operating expenses for 2007 was a bad debt charge of $5.9 million related to two customers and a workers’ compensation benefit of $3.1 million related to favorable claims experience prior to 2007. Excluding these two items, operating expenses increased $36.9 million, or 12.6%, for 2008. This increase in operating expenses was driven primarily by a 13.5% increase in warehouse and distribution expenses and an 8.7% increase in selling, general and administrative expenses. As a percentage of sales, total operating expenses were 5.4% in 2008 compared with 5.3% in 2007.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $23.5 million, or 13.5%, to $197.6 million in 2008 from $174.1 million in 2007. The increase in warehousing and distribution expenses was due primarily to increases in sales volume, the addition of our Toronto and New England divisions which represented 48.9% of the increase, sales growth and related operational inefficiencies at two of our divisions which accounted for 24.8% of the increase, higher fuel costs, net of surcharges, which represented 7.0% of the increase, and an increase in facility and truck rental expense due primarily to investment in additional capacity in certain locations to support our growth in key markets. As a percentage of sales, warehousing and distribution expenses were 3.3% for 2008 as compared to 3.1% for 2007.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $10.4 million, or 8.7%, to $129.4 million in 2008 from $119.0 million in 2007. SG&A expenses were impacted in 2007 by a $5.9 million bad debt charge related to two customers that filed for bankruptcy protection and a workers’ compensation benefit of $3.1 million related to favorable claims experience prior to 2007. Excluding these two items, SG&A expenses increased by $13.2 million, or 11.4%, in 2008. The increase for 2008 is due primarily to higher employee benefit costs driven by increases in healthcare and workers’ compensation costs due to a higher wage base, increased medical costs, as well as an increase in the severity of certain claims, the addition of the Toronto and New England divisions, and lower bonus last year as a result of fewer employees qualifying. As a percentage of net sales, SG&A expenses were 2.1% for both 2008 and 2007.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For 2008, interest expense decreased by $0.2 million, or 8.3%, to $2.2 million from $2.4 million in 2007. The decrease in interest expense was due primarily to lower interest rates during 2008 compared to 2007. Average borrowings for 2008 were $21.1 million compared to $19.8 million for 2007. During 2008, the weighted average interest rate on the revolving credit facility was 3.8% compared to 6.7% in 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings.

Interest Income. In 2008 interest income was $1.0 million compared to $1.4 million for 2007. Interest income is derived from our earnings on cash balances kept in trust, checking accounts and overnight deposits. The interest income was lower for 2008 due primarily to a reduction in prevailing interest rates.

Foreign Currency Transaction Losses (Gains), net. We incurred foreign currency transaction losses of $6.3 million in 2008 compared to $0.9 million in gains in 2007. The fluctuation was due primarily to the depreciation of the Canadian foreign exchange rate against the US dollar over the last six months of 2008 on transactions between our Canadian and U.S. operations. For 2008 the average Canadian/United States exchange rate was $1.0676 compared to $1.0735 for 2007.

Income Taxes. Our effective tax rate was 20.8% for 2008 compared to 35.9% for 2007 (See Note 10—Income Taxes for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2008 was a $3.2 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year’s estimates, and $0.1 million of penalties net of after-tax interest credit related to unrecognized tax benefits recorded under FIN 48.

Comparison of 2007 and 2006(1)

	2007 Increase (Decrease) (in millions)	2007			2006
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$246.5	$5,560.9	100.0	—	$5,314.4	100.0
Net sales—Cigarettes	79.3	3,863.1	69.5	62.4	3,783.8	71.2	64.4
Net sales—Food/Non-food	167.2	1,697.8	30.5	37.6	1,530.6	28.8	35.6
Net sales, less excise taxes(2)	210.4	4,211.5	75.7	100.0	4,001.1	75.3	100.0
Gross profit	34.9	332.6	6.0	7.9	297.7	5.6	7.4
Warehousing and distribution expenses(3)	23.0	174.1	3.1	4.1	151.1	2.8	3.8
Selling, general and administrative expenses	12.4	119.0	2.1	2.8	106.6	2.0	2.7
Income from operations	(0.8)	37.7	0.7	0.9	38.5	0.7	1.0
Interest expense	(2.9)	2.4	—	0.1	5.3	0.1	0.1
Interest income	0.3	(1.4)	—	—	(1.1)	—	—
Foreign currency transaction (gains) losses, net	1.2	(0.9)	—	—	0.3	—	—
Income before income taxes	3.6	37.6	0.7	0.9	34.0	0.6	0.8
Net income	3.5	24.1	0.4	0.6	20.6	0.4	0.5

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 36). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.
(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of cost of goods sold.

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

Adjusting for these items, remaining carton sales declined 2.1% for 2007. Total net cigarette sales as a percentage of total net sales were 69.5% for 2007 and 71.2% for 2006.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for 2007 increased $167.2 million, or 10.9%, to $1,697.8 million from $1,530.6 million in 2006. The increase was due primarily to higher sales to existing and new customers driven by the Company’s sales and marketing initiatives, and incremental sales from the Pennsylvania division. Total net sales of food and non-food products as a percentage of total net sales were 30.5% for 2007 and 28.8% for 2006.

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

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2007 and 2006(1):

	2007			2006
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$5,560.9	100.0%	—	$5,314.4	100.0%	—
Net sales, less excise taxes(2)	4,211.5	75.7	100.0%	4,001.1	75.3	100.0%
Components of gross profit:
State of Washington OTP tax refund	13.3	0.24	0.32	—	—	—
LIFO expense	(13.1)	(0.24)	(0.31)	(2.9)	(0.06)	(0.07)
Cigarette inventory holding profits	7.3	0.13	0.17	4.1	0.08	0.10
Remaining gross profit	325.1	5.85	7.72	296.5	5.58	7.41

Gross profit	$332.6	5.98%	7.90%	$297.7	5.60%	7.44%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (See—Comparison of Sales and Gross Profit by Product Line, page 36). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

As a percentage of net sales, our remaining gross profit improved to 5.85% for 2007 compared to 5.58% for 2006. Our remaining gross profit percentage for cigarettes increased approximately 7 basis points for 2007 to 2.61% compared with 2.54% in 2006. Our remaining cigarette gross profit increased 6.4% on a cents per carton basis. Remaining gross profit related to our food/non-food category increased approximately 13 basis points for 2007 to 13.21% compared with 13.08% in 2006.

As a percentage of net sales, gross profit increased to approximately 6.0% for 2007 from 5.6% for 2006. In 2007, approximately 69.5% of gross profit was derived from food/non-food products, including the State of Washington OTP tax refund benefit of $13.3 million, compared to 66.9% in 2006.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2007, operating expenses increased $35.7 million, or 13.8%, to $294.9 million from $259.2 million in 2006. Included in operating expenses for 2007 was a charge of $5.9 million related to an increase in our allowance for doubtful accounts for two customers who declared bankruptcy in the fourth quarter of 2007, and a workers’ compensation benefit of $3.1 million related to favorable claims experience prior to 2007. Excluding these two items, operating expenses increased $32.9 million, or 12.7%, in 2007 as compared to 2006. As a percentage of sales, total operating expenses were 5.3% in 2007 compared with 4.9% in 2006. The increase in operating expenses as a percentage of sales was due primarily to an increase in warehousing and distribution expenses which were 3.1% of sales in 2007 compared to 2.8% in 2006 and to the reduction in sales related to the loss of Imperial Tobacco volume.

Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $23.0 million, or 15.2%, to $174.1 million in 2007 from $151.1 million in 2006. The increase in warehousing and distribution expenses was due primarily to the addition of the Pennsylvania division in June 2006, an increase in sales volume, higher salaries and benefits and an increase in facility rent expense. The increase in salaries and benefits was driven primarily by tight labor market conditions at five of our divisions. Rent expense increased due primarily to investment in additional leased capacity in certain locations to support our growth in key markets. Additionally, included in warehousing and distribution costs in 2007 was approximately $0.2 million of start up costs related to our new Toronto facility which became operational in 2008. As a percentage of sales, these expenses were 3.1% for 2007 as compared to 2.8% for 2006.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $12.4 million, or 11.6%, to $119.0 million in 2007 from $106.6 million in 2006. The increase in SG&A expenses was due primarily to incremental expenses from our Pennsylvania division which we acquired in June 2006, an increase in the allowance for doubtful accounts of $5.9 million related to two customers, and severance expense due to organizational changes in Canada amounting to $0.6 million, offset by a workers’ compensation benefit of $3.1 million related to favorable claims experience for prior years. Additionally, included in SG&A expenses for 2007 is approximately $0.6 million of start up costs related to our new Toronto facility which became operational in 2008. SG&A expenses for 2006 include a benefit of $3.8 million of workers’ compensation costs resulting from a favorable settlement of amounts owed by us for claims inherited in connection with the Fleming bankruptcy, and the favorable settlement of vendors’ payables and previously written-off customer’s receivables totaling $1.6 million. Additionally in 2006, we received a $1.6 million benefit in insurance proceeds related to a fire at our Denver distribution center in 2002. These benefits in 2006 were offset by incremental costs of $1.0 million incurred in connection with the integration of the Pennsylvania division, and $0.6 million of closure and consolidation costs for the Victoria/Vancouver Facility in Canada. As a percentage of net sales, SG&A expenses were 2.1% for 2007 compared to 2.0% for 2006.

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

Foreign Currency Transaction (Gains) Losses, net. We incurred foreign currency transaction gains of $0.9 million in 2007 compared to $0.3 million in losses in 2006. The fluctuation was due primarily to the appreciation of the Canadian foreign exchange rate against the US dollar in 2007 on transactions between our Canadian and U.S. operations. For 2007 the average Canadian/United States exchange rate was $1.0735 compared to $1.1343 for 2006.

Income Taxes. Our effective tax rate was 35.9% for 2007 compared to 39.4% for 2006 (See Note 10— Income Taxes for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2007 was $1.4 million of after-tax interest related to the underpayment of income taxes in 2004 and 2005, and to unrecognized tax benefits under FIN 48. The underpayment of income taxes in 2004 and 2005 was due primarily to the misapplication of a tax position we adopted upon emergence from bankruptcy in 2004. The provision for income taxes also included a $2.1 million benefit, inclusive of $0.4 million of after tax interest, related primarily to corrections to our tax liability reserves associated with unitary taxes and other bankruptcy related costs, and to the expiration of the statute of limitations for certain tax positions included in our unrecognized tax benefits as of December 31, 2007.

Comparison of Sales and Gross Profit by Product Line

The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for 2008, 2007 and 2006 (dollars in millions)(1):

	2008	2007	2006
Cigarettes
Net sales	$4,124.8	$3,863.1	$3,783.8
Excise Taxes in Net Sales	$1,350.9	$1,237.2	$1,209.0
Net Sales, less excise taxes(2)	$2,773.9	$2,625.9	$2,574.8
LIFO expense	$4.7	$6.7	$1.7
Remaining Gross Profit(3)	$105.7	$100.9	$96.2
Remaining Gross Profit %	2.56%	2.61%	2.54%
Gross Profit(4)	$104.1	$101.5	$98.5
Gross Profit %	2.52%	2.63%	2.61%
Gross Profit % less excise taxes	3.75%	3.87%	3.83%

Food/Non-Food Products
Net sales	$1,920.1	$1,697.8	$1,530.6
Excise Taxes in Net Sales	$123.5	$112.2	$104.3
Net sales, less excise taxes(2)	$1,796.6	$1,585.6	$1,426.3
LIFO expense	$6.3	$6.4	$1.2
Remaining Gross Profit(3)	$259.9	$224.2	$200.3
Remaining Gross Profit %	13.53%	13.21%	13.08%
Gross Profit(5)	$255.0	$231.1	$199.2
Gross Profit %	13.28%	13.61%	13.01%
Gross Profit % less excise taxes	14.19%	14.57%	13.96%

Totals
Total Net Sales	$6,044.9	$5,560.9	$5,314.4
Total Excise Taxes in Net Sales	$1,474.4	$1,349.4	$1,313.3
Total Net Sales, less excise taxes(2)	$4,570.5	$4,211.5	$4,001.1
LIFO expense	$11.0	$13.1	$2.9
Remaining Gross Profit(3)	$365.6	$325.1	$296.5
Remaining Gross Profit %	6.05%	5.85%	5.58%
Gross Profit(4) (5)	$359.1	$332.6	$297.7
Gross Profit %	5.94%	5.98%	5.60%
Gross Profit % less excise taxes	7.86%	7.90%	7.44%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
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

(3)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items, such as OTP tax refunds, that significantly affect the comparability of gross profit.
(4)	Cigarettes gross profit includes (i) cigarette inventory holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO expense. Cigarette holding profits for the years 2008, 2007 and 2006 were $3.1 million, $7.3 million and $4.1 million, respectively.
(5)	Food/Non-Food gross profit includes (i) increases in excise taxes and (ii) LIFO expense. In addition, included in Food/Non-Food gross profit for 2008 is the State of Texas OTP net tax refund of $1.4 million, and for 2007 the State of Washington OTP tax refund of $13.3 million, both of which were recorded as a reduction to cost of goods sold.

Inflation

Historically, we have not experienced a significant adverse impact as a result of price increases from our suppliers as we have been able to adjust our selling prices in order to maintain our overall gross profit dollars. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales because we are paid on a per carton basis. While we have historically been able to maintain or slightly increase gross profit dollars related to such increases, gross profit percentages typically decline as a result of the impact of significant price or tax increases on net cigarette sales. Inversely, we have generally benefitted from price increases on the net sales of food/non-food categories because we generally mark up product costs using a percentage of cost of goods sold.

Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (See Note 2—Summary of Significant Accounting Policies).

Our fuel costs represent a significant portion of our operating expenses. Fuel consumption costs for 2008 totaled approximately $9.4 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $2.4 million, or 34.3%, from $7.0 million in 2007 due primarily to increased fuel prices and to a lesser extent to miles driven, and the addition of our Toronto and New England divisions. For 2007, our fuel consumption costs were $7.0 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $0.5 million, or 7.7%, from $6.5 million in 2006 due to increased fuel prices, miles driven and the addition of our Pennsylvania division.

Liquidity and Capital Resources

Our cash and cash equivalents as of December 31, 2008 were $15.7 million compared to $21.3 million as of December 31, 2007. Our restricted cash as of December 31, 2008 was $11.4 million as compared to $11.5 million for 2007. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. Our cash flow from operating activities provided $55.6 million in 2008 and at the end of 2008 we had $186.0 million of borrowing capacity available in our revolving credit facility.

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

Cash flows from operating activities

Year ended December 31, 2008

Net cash provided by operating activities decreased by $11.0 million to $55.6 million for 2008 compared with $66.6 million for 2007. The decrease in net cash flows provided by operations was due primarily to a $7.0 million decrease in net income adjusted for non-cash activity such as depreciation, amortization, LIFO expense, and foreign currency transaction losses, coupled with a $4.0 million decrease in working capital due primarily to the addition of our Toronto and New England divisions and higher cigarette inventories to capitalize on buying opportunities.

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

Cash flows from investing activities

Year ended December 31, 2008

Net cash used in investing activities increased by $25.8 million to $49.1 million for 2008 from $23.3 million in 2007. This increase was due primarily to the acquisition of AMD. We paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures were $19.9 million in 2008 compared with $20.8 million for 2007. Capital expenditures for 2008 related primarily to the completion of our new Toronto distribution facility and expenditures for refrigerated delivery and warehouse equipment.

We estimate that fiscal 2009 capital expenditures will not exceed $27.0 million.

Year ended December 31, 2007

Net cash used in investing activities decreased by $43.3 million to $23.3 million for 2007 from $66.6 million in 2006. Cash flows in investing activities in 2006 included $55.5 million related to the Klein acquisition.

Capital expenditures increased by $8.0 million to $20.8 million in 2007 due primarily to our investment in the Toronto facility which approximated $6.4 million and to expenditures in refrigerated delivery and warehouse equipment.

Cash flows from financing activities

Year ended December 31, 2008

Net cash used in financing activities decreased by $28.5 million to $11.0 million in 2008 compared with $39.5 million in 2007. The decrease was due primarily to higher repayments on our revolving line of credit made in 2007 as compared to 2008, offset by approximately $11.0 million of cash payments to repurchase our common stock and a decrease in book overdrafts.

Year ended December 31, 2007

Net cash used in financing activities increased by $58.2 million to $39.5 million of net cash used for 2007 compared with $18.7 million of net cash provided by financing activities for the same period in 2006. The change was due primarily to repayments under our revolving credit facility offset slightly by an increase in book overdrafts.

Our Credit Facility

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”). All obligations under the Credit Facility are secured by a first priority interest and liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment at $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	December 31, 2008	December 31, 2007
Net available borrowings	$186.0	$160.0

Amounts borrowed	$30.0	$29.7

Outstanding letters of credit	$24.4	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility was 3.8% for 2008 and 6.7% for 2007. We paid total unused facility fees of $0.5 million in both 2008 and 2007.

Contractual Obligations and Commitments

Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2008:

(in millions)	Total	2009	2010	2011	2012	2013	2014 and Thereafter
Long-term debt(1)	$30.0	$—	$30.0	$—	$—	$—	$—
Purchase obligations(2)	0.6	0.6	—	—	—	—	—
Letters of credit	24.4	24.4	—	—	—	—	—
Operating leases	180.0	27.4	25.7	23.0	18.9	13.9	71.1
Capitalized leases(3)	0.8	—	—	0.1	0.1	0.1	0.5

Total contractual obligations(4)(5)(6)	$235.8	$52.4	$55.7	$23.1	$19.0	$14.0	$71.6

(1)	Does not include interest costs associated with the Revolving Credit Facility which had a rate of 3.8% as of December 31, 2008.

(2)	Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As of December 31, 2008, $0.5 million represents information technology related purchase commitments, and $0.1 million represents estimated transportation equipment purchase commitments.
(3)	Represents refrigeration equipment included in an operating lease.
(4)	We have not included in the table above Claims Liabilities of $31.3 million, net of current portion, which includes health and welfare, workers’ compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 to our Consolidated Financial Statements in Item 8.
(5)	As discussed in Note 13 to our Consolidated Financial Statements included in Item 8, we have a $12.8 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. The increase in the funding requirements between years has been driven by the underperformance of the pension plan assets primarily due to lower returns on invested plan assets as a result of the decline in the overall global economy during 2008.
(6)	The table excludes unrecognized tax liabilities computed under FIN 48 of $6.1 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (See Note 10—Income Taxes).

Off-Balance Sheet Arrangements

Letter of Credit Commitments. As of December 31, 2008, our standby letters of credit issued under our Credit Facility were $24.4 million related primarily to casualty insurance and tax obligations. The standby letters of credit expire in 2009. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of the credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.

Operating Leases. The majority of our sales offices, warehouse facilities, and trucks are subject to lease agreements which expire at various dates through 2021 (excluding renewal options). These leases generally require us to maintain, insure, and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost, and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $5.9 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such puts and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for losses we estimate will arise from our trade customers’ inability to make required payments. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. In determining the adequacy of allowances for customer receivables, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables, general economic conditions and other factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures, or deterioration in general economic conditions), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.

The allowance for doubtful accounts at December 31, 2008, 2007 and 2006 amounted to 6.0%, 6.9%, and 2.7%, respectively, of net trade accounts receivable. The increase from 2006 to 2007 was due primarily to two of our customers who filed for bankruptcy under Chapter 11 during the fourth quarter of 2007.

Bad debt expense associated with our trade customer receivables was $1.6 million for 2008, $6.9 million for 2007, and $0.4 million for 2006. Bad debt expense for 2007 included a charge of $5.9 million related to two customers who declared bankruptcy in the fourth quarter of 2007. As a percentage of sales, our bad debt expense was 0.0%, 0.1% and 0.0% for 2008, 2007 and 2006, respectively.

Inventories

Our United States inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (LIFO) basis using producer price indices (PPIs) as published by the United States Department of Labor. PPIs are updated by the Department of Labor on a lag basis for manufacturer price increases or decreases implemented after the initial PPI has been published for a given month. When we are aware of material price increases or decreases from manufacturers we will estimate the PPI for the respective period in order to more accurately reflect inflation rates. The (PPIs) are applied to inventory which is grouped by merchandise having similar characteristics. Under the LIFO method, current costs of goods sold are matched against current sales. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO expense), while lower costs are retained in inventories. To the extent inventories or prices decline significantly at the end of any period where there have been increasing prices in prior periods, under LIFO some older and potentially lower priced inventory is considered as having been sold, resulting in a lower cost of goods sold compared to current prices, and increased current gross profit (LIFO income).

Vendor and Sales Incentives

Vendors’ Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Customers’ Sales Incentives—We also provide sales rebates or discounts to our customers on a regular basis. The customers’ sales incentives are recorded as a reduction to sales revenue as the “sales incentive” is earned by the customer. Additionally, we may provide racking and slotting allowances for the customers’ commitments to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Income Taxes

Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, our management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. As of December 31, 2008, we had a valuation allowance of $0.1 million with respect to 100% of the deferred tax asset related to foreign tax credits. We believe that it is more likely than not we will be unable to utilize the foreign tax credits, which expire in years 2014 to 2016, due primarily to the relatively lower taxable income generated in Canada compared with the United States. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

We adopted the provisions of Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007, which clarifies the accounting for uncertain tax positions. FIN 48 prescribes a process for the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires us to make estimates of the likelihood that certain tax positions will be realized upon ultimate settlement. In evaluating the exposures connected with our various tax filing positions, we establish an accrual when, despite our belief that our tax return positions are supportable, we believe that certain positions may be successfully challenged and a loss is probable. To the extent that our view as to the outcome of these matters change, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Claims Liabilities and Insurance Recoverables

We maintain reserves related to workers’ compensation, general and auto liability and health and welfare programs that are principally self-insured. Our workers’ compensation, general and auto liability insurance policies include a deductible of $500,000 per occurrence and we maintain excess loss insurance that covers any health and welfare costs in excess of $200,000 per person per year. Our reserves for workers’ compensation, general and auto insurance liabilities are estimated based on applying an actuarially derived loss development factor to our incurred losses, including losses for claims incurred but not yet reported. Actuarial projections of losses concerning workers’ compensation, general and auto insurance liabilities are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, health care costs, litigation trends, legal interpretations, legislative reforms, benefit level changes and claim settlement patterns. Our reserve for health and welfare claims includes an estimate of claims incurred but not yet reported which is derived primarily from historical experience.

Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts because there is no right of off-set. The following is a summary of our net reserves as of December 31, 2008 and December 31, 2007:

	2008			2007
	Current	Long- Term	Total	Current	Long- Term	Total
Gross Claims Liabilities:
Workers’ Compensation Liability	$5.7	$29.2	$34.9	$5.5	$29.8	$35.3
Auto & General Liability	1.3	1.8	3.1	0.8	1.1	1.9
Health & Welfare Liability	2.3	0.3	2.6	2.3	0.3	2.6

Total Gross Claims Liabilities	9.3	31.3	40.6	8.6	31.2	39.8

Insurance Recoverables	(2.9)	(19.8)	(22.7)	(3.4)	(20.7)	(24.1)

Reserves (net):
Workers’ Compensation Liability	$3.2	$10.3	$13.5	$2.4	$9.7	$12.1
Auto & General Liability	0.9	0.9	1.8	0.5	0.5	1.0
Health & Welfare Liability	2.3	0.3	2.6	2.3	0.3	2.6

Reserves (net)	$6.4	$11.5	$17.9	$5.2	$10.5	$15.7

The increase in these reserves for 2008 is due primarily to a general increase in workers’ compensation costs combined with an increase in severity of certain claims. The increase in our auto and general liability was due to an increase in our fleet size and severity of certain claims.

A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2008 by $0.7 million, $0.1 million and $0.2 million, respectively.

Pension Liabilities

We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of the pension and post-retirement benefit plans are collectively referred to as the “Pension Plans.”

The determination of the obligation and expense associated with our Pension Plans are dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 13 to the consolidated financial statements and include, among other things, the weighted average discount rate, the expected weighted average long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other postretirement obligations and the future expense.

We select the weighted average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted average discount rate used to determine 2008 pension expense was 6.35%. A lower weighted average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. For 2008 our assumed weighted average rate of return was 7.5% on our assets.

Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2008 is as follows (dollars in millions):

	Percentage Point Change	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on plan assets	+/- .25 pt	$0.0 /(0.0)	$0.1 / (0.1)
Discount rate—Pension	+/- .25 pt	$(0.9) /0.8	$0.0 / (0.0)
Discount rate—Post-retirement	+/- .25 pt	$(0.3) /0.1	$0.0 / (0.0)

Stock-Based Compensation

We expense stock-based compensation using the fair value method as permitted by SFAS No. 123R, Share-Based Payment. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards, and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. Currently we use the Black-Scholes option valuation model to value stock option awards. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with vesting based on service and ratably for awards based on performance conditions. If we were to use alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different (See Note 12—Stock-Based Compensation Plans).

Impact of New Accounting Pronouncements on our Consolidated Financial Statements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. SFAS 159 is effective for our fiscal year beginning January 1, 2008. SFAS 159 had no material impact on our consolidated financial statements for 2008.

Accounting for Business Combinations and Non-Controlling Interests

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We do not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. We do not expect the adoption of SFAS 161 to have a material impact on the disclosures that accompany our consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R). FSP FAS 132(R)-1 enhances required disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and early adoption is permitted. We do not expect the adoption of FSP FAS 132(R)-1 in 2009 to have a material impact on the disclosures that accompany our consolidated financial statements.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate United States cigarette consumption has declined since 1980. Prior to 2007 our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience retail cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2007 and 2008. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate where the consumer may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand and manufacturer price increases. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Excise Taxes

Cigarette and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. We increase cigarette prices as excise tax increases are assessed on cigarette products which we sell. As a result, generally, increases in excise taxes do not increase the overall gross profit dollars in the same proportion, which, will result in a decline in overall gross profit percentage. In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law. The SCHIP will be funded by an increase in federal cigarette excise taxes from 39¢ to $1.01 per pack of cigarettes effective April 1, 2009. We believe this increase in excise taxes will negatively impact our liquidity, contribute to a further decline in consumer cigarette consumption which will adversely impact our cigarette carton sales and could result in a decrease of our gross profit as a percentage of sales.

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Over the past several years we have earned significant cigarette inventory holding profits. For example, cigarette inventory holding profits for 2008, 2007 and 2006 were $3.1 million, or 0.9%, $7.3 million, or 2.2%, $4.1 million, or 1.4%, respectively, of our gross profit. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts primarily on growing our food/non-food product sales. These product sales typically earn higher profit margins than cigarette sales and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette revenues and gross profits.

General Economic Trends

Uncertain Economic Conditions

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, and actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. As a result, convenience store operators may experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and may result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores, penetration of product offerings into existing stores serviced, or increases in our market share). These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store customers under financial stress, which would increase our credit risk and potential bad debt exposure. If the economic conditions in our key markets deteriorate or do not show improvement, we may experience material adverse impacts to our business and operating results.

Increases in Fuel Prices

Increases in the price of fuel affect our business both indirectly and directly. Indirectly, they contribute to reduced consumer confidence and curtailed retail spending. Directly, they increase our transportation and delivery costs. Although to date we have succeeded in passing through a substantial portion of these increased costs in the form of fuel surcharges, we have not been able to do so in all cases, and there is no assurance that we will be able to continue to do so in the future. Where we have imposed a surcharge, our recoveries typically lag our increased costs by some period of time. Accordingly, we have been adversely affected by increased fuel prices and expect this effect to continue so long as prices increase.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. At December 31, 2008, all amounts borrowed under our Credit Facility represented variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon LIBOR or the prime rate plus an applicable margin. If interest rates increased 22 basis points (which approximates 10% of the weighted average interest rate on our year end outstanding balance), our results from operations and cash flows would not be materially affected.

We conduct business in Canada. To the extent that funds are moved to or from Canada, we would be exposed to fluctuations in the Canadian/United States exchange rate. The Canadian/United States exchange rate based on the noon rate used for balance sheet translation was $1.2246, $0.9881, and $1.1653 as of December 31, 2008, 2007, and 2006, respectively. We do not engage in hedging transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial Statements

A. Audited Financial Statements

• Report of Independent Registered Public Accounting Firm	49

• Consolidated Balance Sheets—at December 31, 2008 and December 31, 2007	50

• Consolidated Statements of Operations—for the Year ended December 31, 2008, December 31, 2007, and December 31, 2006	51

• Consolidated Statements of Stockholders’ Equity and Comprehensive Income—for the Year ended December 31, 2008, December 31, 2007, and December 31, 2006	52

• Consolidated Statements of Cash Flows—for the Year ended December 31, 2008, December 31, 2007, and December 31, 2006	53

• Notes to Consolidated Financial Statements	54

2. Financial Statement Schedule

• Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Core-Mark Holding Company, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 10 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2009

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$15.7	$21.3
Restricted cash	11.4	11.5
Accounts receivable, net of allowance for doubtful accounts of $8.8 million and $9.3 million, respectively (Note 5)	146.9	135.7
Other receivables, net (Note 5)	34.1	32.1
Inventories, net (Note 6)	238.4	216.4
Deposits and prepayments (Note 5)	26.5	36.9
Deferred income taxes (Note 10)	12.2	8.4

Total current assets	485.2	462.3

Property and equipment, net (Note 7)	74.2	69.3
Deferred income taxes (Note 10)	12.1	7.2
Goodwill	3.7	2.8
Other non-current assets, net (Note 5)	37.4	35.5

Total assets	$612.6	$577.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66.0	$54.3
Book overdrafts	17.8	21.1
Cigarette and tobacco taxes payable	103.2	94.2
Accrued liabilities (Note 5)	58.1	56.7
Deferred income taxes (Note 10)	1.6	—

Total current liabilities	246.7	226.3

Long-term debt, net (Note 8)	30.8	29.7
Other long-term liabilities	11.1	13.7
Claims liabilities, net of current portion	31.3	31.2
Pension liabilities	19.1	9.7

Total liabilities	$339.0	$310.6

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 10,746,416 and 10,445,886 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	$0.1	$0.1
Additional paid-in capital	209.3	202.6
Treasury stock at cost, 396,716 shares of common stock (Note 14)	(11.0)	—
Retained earnings	82.3	64.4
Accumulated other comprehensive loss	(7.1)	(0.6)

Total stockholders’ equity	273.6	266.5

Total liabilities and stockholders’ equity	$612.6	$577.1

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$6,044.9	$5,560.9	$5,314.4
Cost of goods sold	5,685.8	5,228.3	5,016.7

Gross profit	359.1	332.6	297.7

Warehousing and distribution expenses	197.6	174.1	151.1
Selling, general and administrative expenses	129.4	119.0	106.6
Amortization of intangible assets	2.0	1.8	1.5

Total operating expenses	329.0	294.9	259.2

Income from operations	30.1	37.7	38.5
Interest expense	2.2	2.4	5.3
Interest income	(1.0)	(1.4)	(1.1)
Foreign currency transaction losses (gains), net	6.3	(0.9)	0.3

Income before income taxes	22.6	37.6	34.0
Provision for income taxes (Note 10)	4.7	13.5	13.4

Net income	$17.9	$24.1	$20.6

Basic income per common share (Note 11)	$1.71	$2.30	$2.05

Diluted income per common share (Note 11)	$1.64	$2.15	$1.87

Basic weighted average shares (Note 11)	10.5	10.5	10.0
Diluted weighted average shares (Note 11)	10.9	11.2	11.0

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
Balance, December 31, 2005	9.8	$0.1	$166.1	$—	$19.6	$(1.2)	$184.6	—
Net income	—	—	—	—	20.6	—	20.6	20.6
Amortization of stock-based compensation	—	—	4.4	—	—	—	4.4	—
Cash proceeds from exercise of common stock	—	—	3.2	—	—	—	3.2	—
Minimum pension liability adjustment, net of taxes of $0.9	—	—	—	—	—	1.3	1.3	1.3
SFAS No. 158 adoption adjustment, net of taxes of $0.3	—	—	—	—	—	(0.4)	(0.4)	—
Excess tax deductions associated with common stock	—	—	1.8	—	—	—	1.8	—
Issuance of stock-based instruments	0.4	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	0.2	0.2	0.2

Total comprehensive income								$22.1

Balance, December 31, 2006	10.2	0.1	175.5	—	40.2	(0.1)	215.7
Net income	—	—	—	—	24.1	—	24.1	$24.1
Amortization of stock-based compensation	—	—	5.3	—	—	—	5.3	—
Cash proceeds from exercise of common stock	—	—	2.2	—	—	—	2.2	—
FIN 48 adoption adjustments	—	—	18.5	—	0.1	—	18.6	—
Pension plan funded status adjustment, net of taxes of $0.7	—	—	—	—	—	(1.0)	(1.0)	(1.0)
Excess tax deductions associated with common stock	—	—	1.1	—	—	—	1.1	—
Issuance of stock-based instruments	0.2	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	0.5	0.5	0.5

Total comprehensive income								$23.6

Balance, December 31, 2007	10.4	0.1	202.6	—	64.4	(0.6)	266.5
Net income	—	—	—	—	17.9	—	17.9	$17.9
Amortization of stock-based compensation	—	—	3.9	—	—	—	3.9	—
Cash proceeds from exercise of common stock	—	—	2.5	—	—	—	2.5	—
Pension plan funded status adjustment, net of taxes of $3.8	—	—	—	—	—	(5.9)	(5.9)	(5.9)
Excess tax deductions associated with common stock	—	—	0.3	—	—	—	0.3	—
Issuance of stock-based instruments	0.7	—	—	—	—	—	—	—
Repurchases of common stock	(0.4)	—	—	(11.0)	—	—	(11.0)	—
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	(0.6)	(0.6)

Total comprehensive income								$11.4

Balance, December 31, 2008	10.7	$0.1	$209.3	$(11.0)	$82.3	$(7.1)	$273.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$17.9	$24.1	$20.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	11.0	14.5	3.7
Amortization of debt issuance costs	0.5	0.4	0.4
Amortization of stock-based compensation expense	3.9	5.3	4.4
Bad debt expense, net	1.6	6.9	(1.2)
Depreciation and amortization	17.4	14.9	13.2
Foreign currency transaction losses (gains), net	6.3	(0.9)	0.3
Deferred income taxes	(4.9)	(4.5)	3.2
Changes in operating assets and liabilities:
Accounts receivable	(2.9)	9.2	(1.5)
Other receivables	(4.2)	6.0	(4.9)
Inventories	(31.9)	(7.1)	(3.3)
Deposits, prepayments and other non-current assets	4.4	(8.5)	5.7
Accounts payable	13.8	2.3	4.9
Cigarette and tobacco taxes payable	16.2	22.7	2.7
Pension, claims and other accrued liabilities	6.2	(15.3)	(11.8)
Income taxes payable	0.3	(3.4)	1.1

Net cash provided by operating activities	55.6	66.6	37.5

Cash flows from investing activities:
Restricted cash	(2.2)	(0.6)	1.5
Acquisition of business, net of cash acquired	(26.4)	—	(55.5)
Additions to property and equipment, net	(19.9)	(20.8)	(12.8)
Capitalization of software	(0.7)	(2.0)	—
Proceeds from sale of fixed assets	0.1	0.1	0.2

Net cash used in investing activities	(49.1)	(23.3)	(66.6)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	0.1	(48.4)	18.4
Repurchases of common stock shares (treasury stock)	(11.0)	—	—
Proceeds from exercise of common stock options	2.5	2.2	3.2
Excess tax deductions associated with stock-based compensation	0.6	1.1	1.8
(Decrease) increase in book overdrafts	(3.2)	5.6	(4.7)

Net cash (used in) provided by financing activities	(11.0)	(39.5)	18.7

Effects of changes in foreign exchange rates	(1.1)	(2.4)	0.3

(Decrease) increase in cash and cash equivalents	(5.6)	1.4	(10.1)
Cash and cash equivalents, beginning of period	21.3	19.9	30.0

Cash and cash equivalents, end of period	$15.7	$21.3	$19.9

Supplemental disclosures:
Cash paid during the period for:
Income taxes, includes interest paid, net of refunds	$7.5	$28.1	$8.2
Interest	$1.7	$2.5	$5.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information

Nature of Operations

Core-Mark Holding Company, Inc. (Core-Mark), a Delaware corporation, and subsidiaries (referred herein as “we,” “us” “our,” “Core-Mark” or the “Company”), is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provides sales and marketing, distribution and logistics services to customer locations across the United States and Canada, with revenues generated from the sale of cigarettes, tobacco products, candy, snacks, fast food, fresh products, groceries, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our principal customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products. We operate a network of 26 distribution centers in the United States and Canada, distributing a diverse line of national and private label convenience store products to approximately 24,000 customer locations in all 50 states of the United States and 5 Canadian provinces. Our origin dates back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco.

2.	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the allowance for doubtful accounts, the allowance related to other receivables, inventory reserves, LIFO valuation, recoverability of goodwill and other long-lived assets, stock compensation expense, the realizability of deferred income taxes, uncertain tax positions, pension benefits and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue at the point at which the product is delivered and title passes to the customer in accordance with the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 104 (SAB 104), “Revenue Recognition.” Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on our returns experience which has historically not been significant. We also earn management services fee revenue from operating third party distribution centers belonging to certain customers. The service fee revenue was approximately $3.0 million in 2008, $2.8 million in 2007 and $3.4 million in 2006. These revenues represented less than 1% of our total revenues for each of those years. The service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts, and is included in net sales on the accompanying consolidated statements of operations.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vendor and Sales Incentives

Vendors’ Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative advertising incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

Customers’ Sales Incentives—We also provide sales rebates or discounts to our customers on a regular basis. These customers’ sales incentives are recorded as a reduction to sales revenue as the “sales incentive” is earned by the customer. Additionally, we may provide racking and slotting allowances for the customer’s commitment to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Excise Taxes

Excise taxes on cigarettes and other tobacco products are a significant component of our net sales and our cost of sales. In 2008, 2007 and 2006 approximately 24%, 24% and 25%, respectively, of our net sales, and approximately 26% for each of those years of our cost of goods sold represented excise taxes.

Foreign Currency Translation

The operating assets and liabilities of our Canadian operations, whose functional currency is the Canadian dollar, are translated to US dollars at exchange rates in effect at period-end. Adjustments resulting from such translation are presented as foreign currency translation adjustments, net of applicable income taxes, and are included in other comprehensive income. The statements of operations, including income and expenses, of our Canadian operations are translated to US dollars at average exchange rates for the period for financial reporting purposes. We also recognize the gain or loss on foreign currency exchange transactions between our Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by Canadian provincial taxing authorities. As of December 31, 2008, we had cash book overdrafts of $17.8 million as compared to $21.1 million as of December 31, 2007, reflecting issued checks that have not cleared through our banking system in the ordinary course of business for accounts payable. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amount for our cash, cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of our variable rate debt approximates fair value.

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

A credit review is completed for new customers and ongoing credit evaluations of each customer’s financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. We do not have individual customers that account for more than 10% of our total sales or for more than 10% of total accounts receivable. However, some of our distribution centers are dependent on relationships with a single customer or a few large customers.

We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc., were approximately 27% for 2008, and 25% for both 2007 and 2006. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% for 2008 and 2007, and 15% for 2006.

Cigarette sales represented approximately 68.2%, 69.5%, and 71.2% of our revenues and contributed approximately 29.0%, 30.5%, and 33.1% of our gross profit in 2008, 2007 and 2006, respectively. United States cigarette consumption has declined since 1980. If cigarette consumption continues to decline and we do not make up for lost cigarette carton sales through cigarette price increases or by increasing our food/non-food sales, our results of operations would be materially and adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of trade receivables from customers. We evaluate the collectibility of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless. (See Note 5—Other Balance Sheet Accounts Detail, Allowance for Doubtful Accounts, Accounts Receivable).

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products, and related consumable products held for re-sale and are valued at the lower of cost or market. In the United States, cost is primarily determined on a last–in, first–out (LIFO) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first–in, first–out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada. As of December 31, 2008, approximately 85% of our FIFO inventory was valued on a LIFO basis.

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on hand and historical experience. The impact of the LIFO layer decrements that occurred during 2008 was insignificant to cost of goods sold.

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

We have determined the following useful lives for our fixed assets:

Useful life in years
Delivery equipment	4 to 10
Office furniture and equipment	3 to 10
Warehouse equipment	3 to 15
Leasehold improvements	3 to 25
Buildings	25

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

We evaluate long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when future undiscounted cash flows are less than an asset group’s carrying value over the estimated remaining useful life of the primary assets. Impairment is measured as the difference between carrying value and fair value. Fair value is based on appraised value or estimated sales value, similar assets in recent transactions or discounted cash flows. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2008 and 2007, we did not have impairment costs related to long-lived assets or assets identified for abandonment as a result of facility closures or facility relocation.

Goodwill and Intangible Assets

We review goodwill for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on an annual basis or whenever significant events or changes occur in our business. The reviews are performed at the operating division level, which comprise our reporting units. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Based on the impairment tests performed as of November 30, 2008 and November 30, 2007, there was no impairment of goodwill in 2008 or 2007. There can be no assurance that future goodwill tests will not result in a charge to earnings. We do not amortize those intangible assets that have been determined to have indefinite useful lives. Information on other intangible assets is provided in Note 5—Other Balance Sheet Accounts Detail.

Computer Software Developed or Obtained for Internal Use

We account for proprietary computer software systems, namely our Distribution Center Management System (DCMS), in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement specifies certain criteria under which costs associated with this software are either expensed or capitalized and amortized. During 2007 we completed the implementation of Hyperion Financial Management (HFM). The costs related to the implementation of HFM were either expensed or capitalized in accordance with this pronouncement. During 2008 and 2007 we capitalized approximately $0.7 million and $2.0 million, respectively, primarily for HFM and DCMS enhancements as well as other non-proprietary systems which are included in the consolidated balance sheets for the years then ended.

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

Claims Liabilities and Insurance Recoverables

In accordance with FASB Interpretation No. 39 (FIN 39), Offsetting of Amounts Related to Certain Contracts, claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of off-set. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. As of December 31, 2008, we had liabilities for workers’ compensation, auto and general liability related to both Core-Mark and Fleming (“former owner of Core-Mark” related to emergence from bankruptcy in 2004) self-insurance obligations of $31.3 million long-term and $9.3 million short-term.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain reserves related to health and welfare, workers’ compensation, auto and general liability programs that are principally self-insured. We have a per-claim ceiling of $500,000 for our workers’ compensation, general and auto liability self-insurance programs and a per-claim limit of $200,000 for our health and welfare program. We purchased insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on our assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.

Pension Costs and Other Post-retirement Benefit Costs

In accordance with SFAS No. 132R, Employers Accounting for Pensions and Other Postretirement Benefits, pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. In addition, in September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In accordance with SFAS No. 158, we recognized in the consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measured the plan’s assets and its obligations to determine the plan’s funded status as of the end of the employer’s fiscal year, and recognized changes in the funded status of our defined benefit postretirement plan in the year in which the change occurred (See Note 13—Employee Benefit Plans).

Income Taxes

Income taxes are accounted for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2008, we had a valuation allowance of $0.1 million related to foreign tax credits, which will expire in 2014 to 2016. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides guidance on measurement of unrecognized tax benefits and liabilities, de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition (See Note 10—Income Taxes).

Stock-Based Compensation

We expense stock-based compensation using the fair value method as required by SFAS No. 123 (R), Share-Based Payment (See Note 12—Stock-Based Compensation Plans). Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards, and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currently, we use the Black-Scholes option valuation model to value stock awards. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with vesting based on service and ratably for awards based on performance conditions.

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

Segment Information

We report our segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way we are organized for operational decisions and assessment of financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the United States and Canada. Therefore, we have determined that we have two reportable segments based on geographical area-United States and Canada. We present our segment reporting information based on business operations and by major product category for each of the two geographic segments (See Note 16—Segment Information).

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assumes the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method (See Note 11—Earnings Per Share).

Impact of New Accounting Pronouncements on our Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. SFAS 159 was effective for our fiscal year beginning January 1, 2008. SFAS 159 had no material impact on our consolidated financial statements for 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We do not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. We do not expect the adoption of SFAS 161 will have a material effect on the disclosures that accompany our consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R). FSP FAS 132(R)-1 enhances required disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and early adoption is permitted. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on the disclosures that accompany our consolidated financial statements.

3.	Acquisitions

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. Auburn operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which has been recorded as goodwill. AMD will conduct operations as the “New England” division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to December 31, 2008. We have determined that had the acquisition been completed as of the beginning of the period the impact would not have been material.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 19, 2006, we completed the purchase of substantially all the assets and certain liabilities of Klein Candy Co. L.P. (the Pennsylvania division), a full service distributor of tobacco and grocery items to convenience stores and other retail store formats in nine Eastern and mid-Western states, for approximately $58.3 million. The purchase price was allocated primarily to working capital items, $9.7 million to property and equipment and $2.8 million to goodwill.

We acquired Klein and AMD, to help build a national distribution capacity by expanding our presence into the Eastern United States.

4.	Victoria / Vancouver Facility Consolidation

We consolidated business operations of our Victoria and Vancouver, British Columbia distribution centers in 2006 in order to reduce operating costs and improve service to customers. Total expenses related to the facility consolidation were $0.6 million in 2006. The facility closure costs were included in the consolidated statement of operations for 2006 under selling, general and administrative expenses.

5.	Other Balance Sheet Accounts Detail

Allowance for Doubtful Accounts, Accounts Receivable

The changes in the allowance for doubtful accounts due from customers consist of the following during the following periods (in millions):

	2008	2007
Balance, beginning of period	$9.3	$4.0
Net additions charged to operations	1.6	6.9
Less: Write-offs and adjustments	(2.1)	(1.6)

Balance, end of period	$8.8	$9.3

During the fourth quarter of 2007, two of our customers filed for bankruptcy under Chapter 11. Based on management’s evaluation of the customers’ ability to make future payments, including the legal options available, we increased the allowance for doubtful accounts by $5.9 million in the last two quarters of 2007 to provide for the collection risks with respect to these two accounts receivable. The increase in the allowance for doubtful accounts was recognized in our selling, general and administrative expenses which is included in our operating expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.

Other Receivables, Net

Other receivables, net consist of the following (in millions):

	December 31, 2008	December 31, 2007
Vendor receivables, net	$25.9	$27.5
Insurance recoverables, current	2.9	3.4
Other	5.3	1.2

Total	$34.1	$32.1

The allowance for doubtful accounts due from vendors was $0.2 million as of December 31, 2008 and 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits and Prepayments

Deposits and prepayments consist of the following (in millions):

	December 31, 2008	December 31, 2007
Deposits	$3.6	$3.6
Prepayments	22.9	33.3

Total	$26.5	$36.9

Our deposits and prepayments include deposits related to workers’ compensation claims, prepayments relating to insurance policies, income taxes, product purchases, prepaid rent and rental deposits and up front consideration to customers.

Other Non-Current Assets, Net

Other non-current assets, net consist of the following (in millions):

	December 31, 2008	December 31, 2007
Internally developed and other purchased software, net	$4.7	$5.6
Insurance recoverables, net of current portion	19.8	20.7
Debt issuance costs, net	1.0	1.2
Insurance deposits, net of current portion	5.1	6.0
Amortizable intangibles	3.8	1.2
Other customer receivables	1.9	0.2
Other assets	1.1	0.6

Total	$37.4	$35.5

Intangible and Long-Lived Assets. Internally developed software with an average eight year life was $2.9 million at December 31, 2008 and $3.5 million at December 31, 2007, net of accumulated amortization. Other purchased software with an average life of one to five year amounted to $1.8 million at December 31, 2008 and $2.1 million at December 31, 2007, net of accumulated depreciation. The amortization of intangible assets, inclusive of non-compete agreements and customers’ list, recorded in the consolidated statement of operations was $2.0 million for 2008 and $1.8 million for 2007.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31, 2008	December 31, 2007
Accrued payroll, retirement, and other benefits	$17.5	$12.3
Claims liabilities, current	9.3	8.6
Other accrued expenses	20.9	28.2
Accrued customer incentives payable	10.4	7.6

Total	$58.1	$56.7

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include Canadian goods and services taxes, legal expenses, interest and other miscellaneous accruals.

6.	Inventories

Inventories consist of the following (in millions):

	December 31, 2008	December 31, 2007
Inventories at FIFO, net of reserves	$274.7	$241.7
Less: LIFO reserve	(36.3)	(25.3)

Inventories at LIFO	$238.4	$216.4

7.	Property and Equipment

Property and equipment consist of the following (in millions):

	December 31, 2008	December 31, 2007
Delivery, warehouse and office equipment	$94.0	$73.7
Equipment under Capital Leases	1.0	—
Leasehold improvements	9.1	14.7
Land and buildings	12.5	12.1

	116.6	100.5
Accumulated depreciation and amortization	(42.4)	(31.2)

Total	$74.2	$69.3

For 2008, 2007 and 2006, depreciation and amortization expenses related to property and equipment were $12.8 million, $10.8 million and $9.5 million, respectively. Property and equipment includes accruals for construction in progress of $0.7 million in 2008, $3.3 million in 2007, and $1.4 million in 2006. During 2008, we reclassified approximately $6.5 million of leasehold improvements to delivery, warehouse and office equipment. This reclassification did not have any impact on our results of operations or financial position.

8.	Long-Term Debt

Total Long-term debt as presented in the consolidated balance sheets consists of the following (in millions):

	December 31, 2008	December 31, 2007
Amounts borrowed (Credit Facility)	$30.0	$29.7
Obligations under Capital Leases	0.8	—

Total Long-term debt	$30.8	$29.7

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”). All obligations under the Credit Facility are secured by a first priority interest and liens upon substantially all of our

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

On March 12, 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment at $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	December 31, 2008	December 31, 2007
Net available borrowings	$186.0	$160.0

Amounts borrowed	$30.0	$29.7

Outstanding letters of credit	$24.4	$28.5

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We are in compliance with all of the covenants under the facility.

Our weighted average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted average interest rate on our revolving credit facility for the years ended December 31, 2008 and 2007 was 3.8% and 6.7%, respectively. We paid total unused facility fees of $0.5 million in both 2008 and 2007. Unamortized debt issuance costs were $1.0 million as of December 31, 2008 and $1.2 million at December 31, 2007.

9.	Commitments and Contingencies

Purchase Commitments

Purchase agreements and commitments entered into in the ordinary course of business obligate us to make future purchases of transportation and information technology equipment. As of December 31, 2008, estimated transportation equipment purchase commitments were $0.1 million and estimated information technology purchase commitments were $0.5 million.

Operating Leases

We lease nearly all of our sales and warehouse facilities as well as tractors, trucks, vans, and certain equipment under operating lease agreements expiring at various dates through 2021, excluding renewal options. Rent expense is recorded in accordance with SFAS No. 13, Accounting for Leases, on a straight-line basis over the term of the lease including available renewal option terms if it is reasonably assured that the renewal options will be exercised. The operating leases generally require us to pay taxes, maintenance and insurance. In most instances, we expect the operating leases that expire will be renewed or replaced in the normal course of business.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2008:

Year Ending December 31,	(in millions)
2009	$27.4
2010	25.7
2011	23.0
2012	18.9
2013	13.9
Thereafter	71.1

$180.0

For 2008, 2007 and 2006, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs were $33.8 million, $29.1 million, and $23.9 million, respectively.

Capital Leases

As of December 31, 2008, we have approximately $0.8 million of refrigeration equipment leased under a capital lease.

Contingencies

Litigation

We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At December 31, 2008, we were not involved in any material litigation.

10.	Income Taxes

Our income tax provision consists of the following (in millions):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$6.8	$13.5	$7.8
State	0.6	3.4	1.3
Foreign	(0.1)	0.4	1.7

Total current tax provision	7.3	17.3	10.8

Deferred:
Federal	(1.6)	(2.3)	2.2
State	(1.0)	(0.4)	0.7
Foreign	—	(1.1)	(0.3)

Total deferred tax (benefit) provision	(2.6)	(3.8)	2.6

Income tax provision	$4.7	$13.5	$13.4

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision (in millions) follows:

	Year Ended December 31,
	2008		2007		2006
Federal income tax provision at the statutory rate	$7.9	35.0%	$13.2	35.0%	$11.9	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.0	4.4	1.9	5.1	1.3	3.8
Decrease in unrecognized tax benefits	(2.5)	(11.1)	(0.8)	(2.1)	—	—
Effect of foreign operations	(0.1)	(0.4)	(0.8)	(2.1)	(0.3)	(0.8)
Change in valuation allowances	(1.6)	(7.1)	—	—	0.4	1.1
Other, net	—	—	—	—	0.1	0.3

Income tax provision	$4.7	20.8%	$13.5	35.9%	$13.4	39.4%

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Employee benefits, including post-retirement benefits	$22.3	$14.7
Trade and other receivables	3.4	2.8
Inventories	2.5	1.6
Goodwill and intangibles	1.1	0.9
Self-insurance reserves	1.7	1.4
State taxes	0.8	1.5
Other	2.0	3.5

Subtotal	33.8	26.4
Less: valuation allowance	(0.1)	(1.7)

Net deferred tax assets	$33.7	$24.7

Deferred tax liabilities:
Property and equipment	$9.3	$5.2
Deferred income	1.5	1.9
Other	1.7	2.0

Total deferred tax liabilities	$12.5	$9.1

Total net deferred tax assets	$21.2	$15.6
Net current deferred tax assets	10.7	8.4

Net non-current deferred tax assets	$10.5	$7.2

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $0.1 million at December 31, 2008 and $1.7 million at December 31, 2007 related to foreign tax credits, which will expire in 2014 to 2016.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 which resulted in an increase in our stockholders’ equity of $18.6 million.

At December 31, 2008, the total amount of unrecognized tax benefits which was included in other tax liabilities, related to federal, state and foreign taxes was approximately $6.1 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2008 and 2007 follows (in millions):

	2008	2007
Balance at beginning of year	$10.2	$10.5
Lapse of statute of limitations	(3.4)	(0.9)
Other	(0.7)	0.6

Balance at end of year	$6.1	$10.2

The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $5.3 million as of December 31, 2008. The unrecognized tax benefits of $6.1 million as of December 31, 2008 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $4.7 million through December 31, 2009.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2004 tax year is still open for certain state tax authorities. The 2000 to 2007 tax years remain subject to examination by the respective tax authority for the foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination has been completed and no adjustments have been proposed as of December 31, 2008.

We recognize interest and penalties on income taxes in income tax expense. As of December 31, 2008, we recorded a liability of $3.1 million for estimated interest and penalties related to unrecognized tax benefits under FIN 48, consisting of $2.5 million for interest and $0.6 million of penalties.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2008			2007			2006
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$17.9	10.5	$1.71	$24.1	10.5	$2.30	$20.6	10.0	$2.05
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	—		—	—		0.2	(0.03)
Stock options		0.2	(0.03)		0.3	(0.06)		0.3	(0.06)
Warrants		0.2	(0.04)		0.4	(0.09)		0.5	(0.09)
Performance Shares		—	—		—	—		—	—
Diluted EPS	$17.9	10.9	$1.64	$24.1	11.2	$2.15	$20.6	11.0	$1.87

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 2008 and 2007 there were 249,453 and 121,475 anti-dilutive options, respectively. There were no anti-dilutive options in 2006.

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

The number of Class 6(B) warrants outstanding was 968,628 at the end of both 2008 and 2007, and 968,684 at the end of 2006. The number of Tranche B warrants outstanding was 126,716 at the end of 2008, 2007 and 2006. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity under EITF 00-19, “Accounting for Derivative Financial Information Indexed to, and Potentially Settled in, a Company’s Own Stock.” We used the treasury stock method, as prescribed by SFAS No. 128, “Earnings Per Share,” to determine the shares of common stock due to conversion of outstanding warrants as of December 31, 2008.

12.	Stock-Based Compensation Plans

We account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, an amendment of SFAS No. 123, Accounting for Stock Based Compensation, using the modified prospective method. Under this method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based payment awards granted after the effective date, and (b) based on the requirements of SFAS No. 123 for awards granted to employees prior to the effective date that remain unvested on the effective date. Accordingly, prior period amounts are not restated. SFAS No. 123(R) requires all share-based payments to be recognized in the income statement based on their fair values.

Total stock-based compensation cost recognized in the consolidated statements of operations for 2008, 2007 and 2006 was $3.9 million, $5.3 million and $4.4 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.8 million at December 31, 2008. This balance is expected to be recognized over a weighted average period of 1.8 years.

Employee stock-based compensation expense recognized in 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 2.9% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 79 plan participants. We issue new shares to satisfy stock option exercises.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain five stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan, the 2005 Directors’ Equity Incentive Plan, and the 2007 Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan—Restricted Stock Units and Options	635,269	2,543
2005 Long-Term Incentive Plan—Restricted Stock Units	38,472	134
2004 Directors Equity Incentive Plan	30,000	—
2005 Directors Equity Incentive Plan	15,000	—
2007 Long-Term Incentive Plan(1)	373,635	680,162

(1)	Includes non-qualified stock options, restricted stock units and performance shares.

2004 Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan (2004 LTIP) provides for issuance of up to 1,314,444 shares of non-qualified stock options and restricted stock units. For option grants, the exercise price equals the fair value of the Company’s common stock on the date of grant. For restricted stock grants, the exercise price is fixed at $0.01. Options and restricted stock units vest over a three-year period; one-third of the options and restricted stock units cliff-vest on the first anniversary of the vesting commencement date and the remaining options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. Restricted stock units are available for grant to officers and key employees. Stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method.

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

2005 Long-Term Incentive Plan

The 2005 Long-Term Incentive Plan (2005 LTIP) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. Based on a formula in the plan, the restricted stock units originally available for issuance were 171,315.

2005 Directors’ Equity Incentive Plan

The 2005 Directors’ Equity Incentive Plan (2005 Directors’ Plan) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors’ Plan are similar to the 2004 Directors’ Plan. No stock options are available for future issuance.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Long-Term Incentive Plan

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

The available awards under the 2007 LTIP include: stock options, restricted stock units and performance shares. The annual award limits of the 2007 LTIP provide for options which are limited in any one plan year to 100,000 shares to any one participant, and performance shares which are also limited to 100,000 to any one participant in any one plan year. Restricted stock units, or RSUs, are awards that will be subject to certain restrictions and subject to a risk of forfeiture upon certain kinds of employment terminations. A RSU represents a right to receive a share of our common stock at the end of a specified period. Unless a grant agreement provides otherwise, a holder of a RSU has the right to receive accumulated dividends or distributions on the corresponding shares underlying the RSU on the date the RSU vests and thereafter until the underlying shares are issued. Performance shares may include (i) specific dollar-value target awards, (ii) performance units, the value of each unit being determined by the Compensation Committee at the time of issuance, and/or (iii) performance shares, the value of each such share being equal to the fair market value of a share of our common stock.

If any grant of shares under the 2007 LTIP expires or is forfeited by the grantee (whether due to failure to satisfy vesting requirement or otherwise), then such forfeited shares will be withdrawn from the pool of shares available for grant under the 2007 LTIP.

Assumptions Used for Fair Value

We use the Black-Scholes multiple option-pricing model to determine the grant date fair value for each stock option. Option-pricing models require the input of assumptions that are estimated at the date of grant.

The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during the period 2006 through 2008. Restricted stock units and performance shares were valued at the fair market value of our stock at date of grant.

	Year Ended December 31,
	2008	2007	2006
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	2.55%	4.50%-5.00%	4.41%-5.13%
Volatility	35%	30%	30%
Dividend yield	—	—	—
Weighted-average fair value per share of grants:
Stock options	$8.45	$11.39	$—
Restricted stock units	$25.80	$35.41	$34.85
Performance shares	$25.80	$36.95	$—

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the activity for all stock options, restricted stock units, and performance shares under all of the plans for the year ended December 31, 2008:

		December 31, 2006		December 31, 2007		Activity during 2008						December 31, 2008
		Outstanding		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	116,928	$0.01	74,627	$0.01	—	$—	(32,649)	$0.01	—	$—	41,978	$0.01	35,724	$0.01
2004 LTIP	Options	840,372	15.50	753,546	16.99	3,869	25.81	(162,124)	15.50	(2,000)	36.03	593,291	17.39	567,366	16.61
2004 Directors’ Plan	Options	30,000	15.50	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	126,467	0.01	90,976	0.01	2,372	0.01	(54,825)	0.01	(51)	0.01	38,472	0.01	29,885	0.01
2005 Directors’ Plan	Options	15,000	27.03	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15.000	27.03
2007 LTIP	RSU	—	—	59,871	0.01	125,585	0.01	(29,992)	0.01	(8,470)	0.01	146,994	0.01	5,238	0.01
	Options	—	—	66,838	36.96	144,016	25.81	—	—	(11,709)	28.63	199,145	29.39	37,841	36.54
	Perf. Shares	—	—	19,979	0.01	85,235	0.01	(20,938)	0.01	(56,776)	0.01	27,500	0.01	—	0.01

Note: Price is weighted average price per share.

The aggregate intrinsic value of stock options exercised in 2008 was $2.1 million, $2.5 million in 2007, and $3.9 million in 2006. The aggregate intrinsic value of restricted stock units exercised in 2008 was $3.1 million, $3.2 million in 2007, and $4.1 million in 2006. The aggregate intrinsic value of performance shares exercised in 2008 was less than $0.1 million, and $0.5 million in 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2008:

		December 31, 2008
		Outstanding		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (in thousands)
Plans	Securities	Vested	Expected to Vest(2)	Vested	Expected to Vest(2)	Vested	Expected to Vest(2)
2004 LTIP	RSU	35,724	6,076	—	—	$768	$131
2004 LTIP	Options	567,366	25,186	2.8	5.3	3,231	—
2004 Directors’ Plan	Options	30,000	—	2.6	—	181	—
2005 LTIP	RSU	29,885	8,342	—	—	643	179
2005 Directors’ Plan	Options	15,000	—	3.6	—	—	—
2007 LTIP	RSU	5,238	137,716	—	—	113	2,962
	Options	37,841	156,707	5.5	6.0	—	—
	Perf. Shares	—	25,313	—	—	—	544

(1)	Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2008 of $21.52, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.
(2)	Options and restricted stock units that are expected to vest are net of estimated future forfeitures.

The aggregate fair values of options vested in 2008, 2007 and 2006 were approximately $1.6 million, $6.7 million and $12.2 million, respectively. The aggregate fair value of restricted stock units vested in 2008, 2007 and 2006 was approximately $1.4 million, $2.7 million and $5.3 million, respectively. The aggregate fair value of performance shares vested in 2008 and 2007 was approximately $0.1 million and $0.6 million, respectively.

13.	Employee Benefit Plans

Pension Plans

We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans. All of these three pension benefit plans and post-retirement benefit plans are collectively referred to as the Pension Plans.

Our defined-benefit pension plan is subject to the Employee Retirement Income Security Act of 1974 (ERISA). Under ERISA, the Pension Benefit Guaranty Corporation (PBGC) has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Our post-retirement benefit plan is not subject to ERISA. As a result, the post-retirement benefit plan is not required to be pre-funded, and, accordingly, has no plan assets.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses, are amortized over the average future life expectancy of inactive participants for the defined benefit plan, and expected average remaining service life of active participants for the post-retirement benefit plan.

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2008, and a statement of the funded status for the year ended December 31, 2008 and 2007 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Change in Benefit Obligation:
Obligation at beginning of period	$35.3	$36.2	$6.0	$5.2
Interest cost	2.2	2.1	0.4	0.4
Actuarial loss (gain)	0.1	(0.3)	0.5	0.7
Benefit payments	(2.7)	(2.7)	(0.3)	(0.3)

Benefit obligation at end of period	$34.9	$35.3	$6.6	$6.0

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$31.3	$31.9	$—	$—
Actual return on plan assets	(6.9)	0.8	—	—
Employer contributions	0.4	1.3	0.3	0.3
Benefit payments	(2.7)	(2.7)	(0.3)	(0.3)

Fair value of pension plan assets at end of period	$22.1	$31.3	$—	$—

Funded Status:
Funded status	$(12.8)	$(4.0)	$(6.6)	$(6.0)

During 2008, the actual return on investments was below expectations, which was the primary reason for the increase in the underfunded status of the plan from 2007 to 2008. The expected return on pension plan assets for 2008 was a gain of $2.3 million compared with a realized loss of $6.9 million due to the economic recession and financial market turmoil which led to a significant decline in the market value of invested plan assets.

The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31, 2008	December 31, 2007
Projected benefit obligation	$34.9	$35.3
Accumulated benefit obligation	34.9	35.3
Fair value of pension plan assets	22.1	31.3

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides components of the net periodic pension cost (in millions):

	2008	2007	2006
Interest cost	$2.2	$2.1	$2.0
Expected return on plan assets	(2.3)	(2.3)	(2.2)

Net periodic benefit cost	$(0.1)	$(0.2)	$(0.2)

The following table provides components of the net periodic other benefit cost (in millions):

	2008	2007	2006
Interest cost	$0.4	$0.4	$0.3
Amortization of net actuarial loss	0.1	0.2	0.1

Net periodic other benefit cost	$0.5	$0.6	$0.4

The prior-service costs, which includes interest, are amortized on a straight-line basis over the average future life expectancy of inactive participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. Our measurement date was on December 31, 2008. We estimated that average future life expectancy is 18.0 years for the pension benefit plan and remaining service life of active participants is 7.6 years for post-retirement benefit plan.

Assumptions Used:

The following tables show weighted-average assumptions used in the measurement of:

Benefit Obligations:
	Pension Benefits		Other Post-retirement Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Discount rate	6.26%	6.35%	6.07%	6.43%

Net Periodic Benefit Costs:
	Pension Benefits		Other Post-retirement Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Discount rate	6.35%	5.80%	6.43%	5.80%
Expected return on assets	7.50%	7.50%	—	—

Assumed health care trend rates for the post-retirement benefit plans are as follows:

	December 31, 2008	December 31, 2007
Assumed current trend rate for next year	8.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2011

The weighted average discount rates used to determine pension and post-retirement benefit plan obligations and expense are based on a yield curve methodology which matches the expected benefits at each duration to the

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available high quality yields at that duration and calculating an equivalent yield. At December 31, 2008, our discount rates were 6.26% and 6.07% related to our pension and post-retirement plan benefit obligations respectively compared with 6.35% and 6.43%, respectively, at December 31, 2007. The decrease in the discount rate for 2008 was due primarily to lower bond yields.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.1	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$1.0	$(0.8)

We use a building block approach in determining the overall expected long-term return on assets. Under this approach, a weighted average expected rate of return is developed based on historical returns for each major asset class and the proportion of assets of the class held by the Pension Plans. We then review the results and may make adjustments in subsequent years to reflect expectations of future rates of return that may differ from those experienced in the past.

Pension Plan weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2008	December 31, 2007
Equity securities	57%	61%
Debt securities	26%	26%
Insurance contracts	13%	10%
Other	4%	3%

	100%	100%

Our investment guidelines allocation ranges are: 0-20% cash, 50-70% equity, and 30-50% fixed income. In addition to asset allocation, our investment guidelines set forth the requirement for diversification within asset class, types and classes for investment prohibited and permitted, specific indices to be used for benchmark in investment decisions, and criteria for individual security.

We calculate the fair market value of plan assets. Debt and equity securities are recorded at their fair market value each year-end as determined by quoted closing market prices on national securities exchanges or other markets, as applicable. The insurance contracts are valued based on discounted cash flows of current yields of similar contracts with comparable duration.

We contributed $0.4 million in 2008 and $1.3 million in 2007 to our defined benefit pension plan, and $0.3 million in both 2007 and 2008 to our post-retirement benefit plan. For 2009 we will have a carryover credit balance of approximately $0.9 million in our pension plan that we will have available to use against our 2009 expected contributions of approximately $0.7 million. If we elect to use it, then we will not need to make a cash contribution to the pension plan in 2009. We expect to contribute $0.3 million to our post-retirement benefits plan in 2009. The amount of estimated contributions for the pension plan is expected to increase in 2010 due to expected lower return on plan assets as a result of the recent economic downturn.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments reflecting future service are as follows (in millions):

Year ended December 31,	Pension	Other Post-retirement
2009	$2.9	$0.3
2010	2.6	0.3
2011	2.8	0.3
2012	3.1	0.4
2013	2.8	0.4
2014 through 2018	15.6	2.2

Amounts recognized in the consolidated statements of stockholders’ equity and comprehensive income (in millions):

	Pension After Tax	Other Post-retirement Benefits After Tax
Net loss during 2007	$0.7	$0.3
Net loss during 2008	$5.6	$0.2

Amounts recognized in the consolidated balance sheet (in millions):

Year ended December 31, 2007	Pension	Other Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(4.0)	(5.7)

Accumulated other comprehensive loss	$(4.0)	$(6.0)

Year ended December 31, 2008	Pension	Other Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(12.8)	(6.3)

Accumulated other comprehensive loss	$(12.8)	$(6.6)

Expected amortizations for the year ending December 31, 2009 (in millions):

	Pension	Other Post-retirement
Expected amortization of net loss	$0.4	$0.2

Savings Plans

We maintain defined contribution plans in the United States, subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. For the fiscal year ended December 31, 2008, eligible United States employees could elect to contribute on a tax-deferred basis from 1% to 75%, of their compensation to a maximum of $15,500. Eligible United States employees over 50 years of age could also contribute an additional $5,000 on a tax-deferred basis. In Canada, employees could elect to contribute up to a maximum of $20,000 Canadian dollars. Under the 401(k) plan, we match 100% of United States employee

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions up to 2% of base salary, and match 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, we match 50% of employee contributions up to 6% of base salary. For the year ended December 31, 2008, we made a matching payment of approximately $2.0 million in January 2009.

14.	Repurchase of Common Stock

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

We repurchased 396,716 shares of common stock under the share repurchase program as of December 31, 2008 at a total cost of $11.0 million.

15.	Quarterly Financial Data (Unaudited)

The tables below provide our unaudited consolidated results of operations for each of the four quarters for the year ended December 31, 2008 and December 31, 2007 (in millions, except per share amounts):

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2008		September 30, 2008	June 30, 2008		March 31, 2008
Net sales(8)	$1,492.2		$1,672.7	$1,534.6		$1,345.4
Net sales—Cigarettes	1,028.5		1,144.9	1,032.4		919.0
Net sales—Food/Non-food	463.7		527.8	502.2		426.4
Cigarette inventory holding profits(1)	1.5		0.2	1.3		0.1
Gross profit	92.9	(2)	93.9	91.1		81.2
Warehousing and distribution expenses(7)	46.4		54.3	51.0	(3)	45.9 (3)
Selling, general and administrative expenses	33.9	(4)	30.5	30.9	(4)	34.1 (4)
Income from operations	12.1		8.6	8.7		0.7
Interest expense(5)	0.6		0.7	0.4		0.5
Interest income	(0.1)		(0.2)	(0.4)		(0.3)
Foreign currency transaction losses, net	3.7		1.5	0.1		1.0
Net income	7.4		5.3	5.7		(0.5)
Basic net income per share(6)	$0.71		$0.51	$0.54		$(0.05)
Diluted net income per share(6)	$0.70		$0.49	$0.51		$(0.05)
Shares used in computing basic net income per share	10.4		10.4	10.5		10.6
Shares used in computing diluted net income per share	10.5		10.9	11.0		10.6
Depreciation and amortization	$4.5		$4.5	$4.0		$4.4
Stock-based compensation	$1.1		$0.9	$0.9		$1.0
Excise taxes(8)	$370.6		$414.9	$364.0		$324.9

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.
(2)	Includes a $1.4 million State of Texas OTP net tax refund which was recorded as a reduction to cost of goods sold during the fourth quarter of 2008.
(3)	Includes start up costs of $0.3 million for first quarter of 2008 and $0.1 million for the second quarter of 2008 related to the new Toronto division.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Includes start up costs of $0.4 million for first quarter of 2008, $0.1 million for the second quarter of 2008, and $0.1 million in the third and fourth quarters combined related to the new Toronto division.
(5)	Includes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2008.
(6)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(7)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.
(8)	Excise taxes are a component of Net Sales.

	Three Months Ended (unaudited) (in millions, except per share data)
	December 31, 2007		September 30, 2007	June 30, 2007		March 31, 2007
Net sales(9)	$1,373.3		$1,477.5	$1,434.0		$1,276.1
Net sales—Cigarettes	956.6		1,021.1	993.6		891.8
Net sales—Food/Non-food	416.7		456.4	440.4		384.3
Cigarette inventory holding profits(1)	0.6		2.3	1.1		3.3
Gross profit	75.3	(2)	85.2	96.6	(5)	75.5
Warehousing and distribution expenses(8)	45.5	(3)	45.6	42.9		40.1
Selling, general and administrative expenses	23.7	(4)	34.6 (4)	29.5		31.2
Income from operations	5.6		4.6	23.7	(5)	3.8
Interest expense(6)	0.4		0.5	0.6		0.9
Interest income	(0.7)		(0.2)	(0.3)		(0.2)
Foreign currency transaction (gains) losses, net	—		(0.3)	(0.7)		0.1
Net income	5.1		3.3	13.6		2.1
Basic net income per share(7)	$0.49		$0.32	$1.31		$0.20
Diluted net income per share(7)	$0.46		$0.30	$1.20		$0.19
Shares used in computing basic net income per share	10.6		10.4	10.4		10.3
Shares used in computing diluted net income per share	11.2		11.3	11.3		11.1
Depreciation and amortization	$4.1		$3.4	$3.9		$3.5
Stock-based compensation	$1.2		$1.7	$1.2		$1.2
Excise taxes(9)	$338.9		$361.8	$345.5		$303.2

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.
(2)	Reflects an increase in LIFO expense of $3.9 million resulting from higher annual producer price index estimates primarily for cigarettes, grocery, and confectionery products, and by $0.9 million in operational adjustments in the Calgary division related to excise taxes and rebates of which $0.5 million related to prior quarters in 2007.
(3)	Includes start up costs of $0.2 million related to the new Toronto division.
(4)	Includes bad debt charges of $5.2 million recorded in the third quarter of 2007 and $0.7 million in the fourth quarter of 2007 related to two customers who filed for bankruptcy in the fourth quarter of 2007. Also included in the fourth quarter of 2007 were start up costs of $0.5 million for the new Toronto division, offset by a $3.1 million reduction in workers’ compensation, general and auto insurance liabilities related to favorable claims experience for prior years.
(5)	Includes a $13.3 million State of Washington OTP tax refund which was recorded as a reduction to cost of goods sold during the second quarter of 2007.
(6)	Includes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2007.
(7)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(8)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.
(9)	Excise taxes are a component of Net Sales.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Segment Information

We are one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provide sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We distribute consumable goods including cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products to customers in approximately 50 states and 5 Canadian provinces. We service a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

As of December 31, 2008, we operated 24 distribution centers (excluding two distribution facilities we operated as third party logistics provider) which support our wholesale distribution business. Out of the 24 distribution centers, 20 are located in the United States and four in Canada. Two of the facilities we operate in the United States are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers and the two third-party logistics provider.

These distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments, in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, into two geographic reporting segments, United States and Canada, based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues. Information about our business operations based on the two geographic reporting segments follows (in millions):

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007	2006
Net sales:
United States	$5,082.3	$4,771.3	$4,360.2
Canada	935.8	768.2	932.5
Corporate adjustments and eliminations	26.8	21.4	21.7

Total	$6,044.9	$5,560.9	$5,314.4

Income before income taxes:
United States	$34.9	$18.1	$15.4
Canada	(5.6)	(1.0)	3.1
Corporate adjustments and eliminations	(6.7)	20.5	15.5

Total	$22.6	$37.6	$34.0

Interest expense:
United States	$20.6	$20.6	$21.9
Canada	0.9	—	—
Corporate adjustments and eliminations	(19.3)	(18.2)	(16.6)

Total	$2.2	$2.4	$5.3

Interest income:
United States	$0.1	$0.2	$0.1
Canada	0.1	0.1	0.4
Corporate adjustments and eliminations	0.8	1.1	0.6

Total	$1.0	$1.4	$1.1

Depreciation and amortization:
United States	$12.4	$11.2	$10.5
Canada	2.0	1.0	0.9
Corporate adjustments and eliminations	3.0	2.7	1.8

Total	$17.4	$14.9	$13.2

Identifiable assets by geographic reporting segments (in millions):

	December 31, 2008	December 31, 2007
Identifiable assets:
United States	$530.7	$489.4
Canada	81.9	87.7

Total	$612.6	$577.1

The net sales mix for our primary product categories is as follows (in millions):

	2008	2007	2006
Cigarettes	$4,124.8	$3,863.1	$3,783.8

Food	710.1	596.7	522.4
Candy	401.3	349.8	318.3
Other Tobacco Products	402.7	353.4	322.6
Health, Beauty & General	220.1	206.2	187.7
Non-Alcoholic Beverages	180.9	186.4	174.3
Equipment / Other	5.0	5.3	5.3

Total Food/Non-Food Products	1,920.1	1,697.8	1,530.6

Total Net Sales	$6,044.9	$5,560.9	$5,314.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management did not assess the internal control over financial reporting at our New England division, which we acquired on June 23, 2008 and which represented approximately 6% and 5% of our net and total assets, respectively, 3% of revenues and less than 5% of income before income taxes of the consolidated financial statements amounts on a FIFO basis as of and for the year ended December 31, 2008.

Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Core-Mark Holding Company, Inc.:

We have audited the internal control over financial reporting of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at the New England division, which was acquired on June 23, 2008 and whose financial statements constituted approximately 6% and 5% of net and total assets, respectively, 3% of revenues and less than 5% of income before income taxes of the consolidated financial statements amounts on a FIFO basis as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the New England division. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of two new accounting standards.

/s/ Deloitte & Touche LLP

San Francisco, California March 13, 2009

ITEM 9.B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the following captions, and is incorporated herein by reference thereto: “Board of Directors—Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included (i) in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto, and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the following caption, and is incorporated by reference herein by reference thereto: “Board of Directors—Certain Relationships and Related Transactions,” “Board of Directors—Committees of the Board of Directors” and “Board of Directors—Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from Core-Mark’s 2009 Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Independent Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.2	2004 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.4	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.5	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.6	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 9, 2007).

10.7	Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan.

10.8	Form of Management Restricted Stock Unit Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan.

10.9	Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.10	Form of Management Restricted Stock Unit Award Agreement for July 2007 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 6, 2007).

10.11	Form of Management Performance Share Award Agreement for July 2007 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 6, 2007).

Exhibit No.	Description
10.12	Form of Management Restricted Stock Unit Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan.

10.13	Form of Management Performance Share Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 14, 2008).

10.14	Form of First Amendment to Management Performance Share Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan.

10.15	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.17	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.18	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents, and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10/A filed on October 21, 2005).

10.19	First Amendment to Credit Agreement, dated December 4, 2007, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.20	Second Amendment to Credit Agreement, dated March 12, 2008, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 18, 2008).

10.21	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10/A filed on November 7, 2005).

10.22	Waiver Letter, dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2006).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

Exhibit No.	Description
14.1	Core-Mark Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed on April 14, 2006).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 14, 2006).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: March 13, 2009	By:	J. MICHAEL WALSH
J. Michael Walsh President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ J. MICHAEL WALSH J. Michael Walsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/S/ STACY LORETZ-CONGDON Stacy Loretz-Congdon	Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/S/ CHRISTOPHER MILLER Christopher Miller	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 13, 2009

/S/ RANDOLPH I. THORNTON Randolph I. Thornton	Chairman of the Board of Directors	March 13, 2009

/S/ STUART W. BOOTH Stuart W. Booth	Director	March 13, 2009

/S/ ROBERT A. ALLEN Robert A. Allen	Director	March 13, 2009

/S/ GARY F. COLTER Gary F. Colter	Director	March 13, 2009

/S/ HARVEY L. TEPNER Harvey L. Tepner	Director	March 13, 2009

/S/ L. WILLIAM KRAUSE L. William Krause	Director	March 13, 2009

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2006
Allowances for:
Trade receivables	$6,521	$415	$(2,969)	$17	$3,984
Vendor allowances	2,315	(1,595)	329	—	1,049
Inventory reserves	1,215	5,052	(5,085)	—	1,182
Valuation allowance on deferred tax assets	1,856	404	—	—	2,260

	$11,907	$4,276	$(7,725)	$17	$8,475

Year ended December 31, 2007
Allowances for:
Trade receivables	$3,984	$6,885	$(1,936)	$359	$9,292
Vendor allowances	1,049	(587)	(230)	__	232
Inventory reserves	1,182	7,143	(7,568)	__	757
Valuation allowance on deferred tax assets	2,260	—	—	(595)	1,665

	$8,475	$13,441	$(9,734)	$(236)	$11,946

Year ended December 31, 2008
Allowances for:
Trade receivables	$9,292	$1,641	$(2,313)	$197	$8,817
Vendor allowances	232	(79)	(27)	—	126
Inventory reserves	757	9,731	(9,859)	—	629
Valuation allowance on deferred tax assets	1,665	—	—	(1,589)	76

	$11,946	$11,293	$(12,199)	$(1,392)	$9,648