Form 10-Q
period 2009-03-31
Core-Mark Holding Company, Inc.
filed 2009-05-08
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of March 31, 2009, 10,829,646 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$12.9	$15.7
Restricted cash	9.2	11.4
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $8.8, respectively	135.9	146.9
Other receivables, net	39.3	34.1
Inventories, net (Note 2)	214.4	238.4
Deposits and prepayments	45.4	26.5
Deferred income taxes	12.2	12.2

Total current assets	469.3	485.2

Property and equipment, net	75.4	74.2
Deferred income taxes	12.2	12.1
Goodwill	3.7	3.7
Other non-current assets, net	35.6	37.4

Total assets	$596.2	$612.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59.7	$66.0
Book overdrafts	8.4	17.8
Cigarette and tobacco taxes payable	88.6	103.2
Accrued liabilities	71.9	58.1
Income taxes payable	8.6	—
Deferred income taxes	1.5	1.6

Total current liabilities	238.7	246.7

Long-term debt, net (Note 4)	0.8	30.8
Other long-term liabilities	8.1	11.1
Claims liabilities, net of current portion	31.6	31.3
Pension liabilities	19.1	19.1

Total liabilities	298.3	339.0

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,829,646 and 10,746,416 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	0.1	0.1
Additional paid-in capital	210.3	209.3
Treasury stock at cost, 396,716 shares of common stock (Note 10)	(11.0)	(11.0)
Retained earnings	105.6	82.3
Accumulated other comprehensive loss	(7.1)	(7.1)

Total stockholders’ equity	297.9	273.6

Total liabilities and stockholders’ equity	$596.2	$612.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$1,391.8	$1,345.4
Cost of goods sold	1,273.7	1,264.2

Gross profit	118.1	81.2

Warehousing and distribution expenses	45.0	45.9
Selling, general and administrative expenses	37.0	34.1
Amortization of intangible assets	0.6	0.5

Total operating expenses	82.6	80.5

Income from operations	35.5	0.7
Interest expense	0.5	0.5
Interest income	(0.1)	(0.3)
Foreign currency transaction losses, net	0.8	1.0

Income (loss) before income taxes	34.3	(0.5)
Provision for income taxes (Note 5)	11.0	—

Net income (loss)	$23.3	$(0.5)

Basic income (loss) per common share (Note 6)	$2.22	$(0.05)

Diluted income (loss) per common share (Note 6)	$2.20	$(0.05)

Basic weighted average shares (Note 6)	10.5	10.6
Diluted weighted average shares (Note 6)	10.6	10.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$23.3	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
LIFO and inventory provisions	3.0	2.3
Amortization of debt issuance costs	0.1	0.1
Amortization of stock-based compensation expense	1.2	1.0
Bad debt expense, net	0.8	0.3
Depreciation and amortization	4.5	4.4
Foreign currency transaction losses, net	0.8	1.0
Changes in operating assets and liabilities:
Accounts receivable	10.0	1.0
Other receivables	(5.5)	0.1
Inventories	19.8	10.4
Deposits, prepayments and other non-current assets	(18.5)	0.5
Accounts payable	(6.1)	9.0
Cigarette and tobacco taxes payable	(13.6)	(1.8)
Pension, claims and other accrued liabilities	11.2	1.3
Income taxes payable	8.7	—

Net cash provided by operating activities	39.7	29.1

Cash flows from investing activities:
Restricted cash	1.9	(1.5)
Additions to property and equipment, net	(4.8)	(6.0)
Capitalization of software	(0.1)	(0.2)

Net cash used in investing activities	(3.0)	(7.7)

Cash flows from financing activities:
Repayments under revolving credit facility, net	(30.0)	(20.9)
Repurchases of common stock shares (treasury stock)	—	(2.1)
Proceeds from exercise of common stock options	—	0.1
Excess tax deductions associated with stock-based compensation	—	0.1
Decrease in book overdrafts	(9.4)	—

Net cash used in financing activities	(39.4)	(22.8)

Effects of changes in foreign exchange rates	(0.1)	(0.3)

Decrease in cash and cash equivalents	(2.8)	(1.7)
Cash and cash equivalents, beginning of period	15.7	21.3

Cash and cash equivalents, end of period	$12.9	$19.6

Supplemental disclosures:
Cash (refunded) paid during the period for:
Income taxes, includes interest paid, net of refunds	$0.1	$(3.5)
Interest	$0.3	$0.4

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” or “Core-Mark”) is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities that we operate as a third-party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to over 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Core-Mark for the three months ended March 31, 2009 and 2008 have been prepared on the same basis as our audited consolidated financial statements and include adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

2. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income while lower costs are retained in inventories. We recorded LIFO expense of $3.0 million for the three months ended March 31, 2009 and $1.7 million for the same period in 2008.

3. Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$23.3	$(0.5)
Foreign currency translation adjustment	—	(0.2)

Total comprehensive income (loss)	$23.3	$(0.7)

4. Long-term Debt

Total long-term debt as presented in the consolidated balance sheets consists of the following (in millions):

	March 31, 2009	December 31, 2008
Amounts borrowed (Credit Facility)	$—	$30.0
Notes payable (Capitalized lease equipment)	0.8	0.8

Total long-term debt	$0.8	$30.8

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”) which expires in October 2010. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

In March 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment at $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	March 31, 2009	December 31, 2008
Net available borrowings	$212.7	$186.0

Amounts borrowed	$—	$30.0

Outstanding letters of credit	$28.2	$24.4

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2009, we are in compliance with all of the covenants under the Credit Facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2009 was 1.9% and 5.1% for the same period in 2008. We paid total unused facility fees of $0.1 million in the first quarters of both 2009 and 2008.

5. Income Taxes

Our effective tax rate was 32.1% for the three months ended March 31, 2009. Included in the provision for income taxes for the three months ended March 31, 2009 was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and related interest of $1.0 million. For the three months ended March 31, 2008, we recognized a net income tax benefit of $0.2 million offset by $0.2 million of interest expense, net of tax, related to our uncertain tax positions.

At March 31, 2009, the total amount of unrecognized tax benefits under Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $4.2 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $3.4 million as of March 31, 2009. The unrecognized tax benefits of $4.2 million as of March 31, 2009 could be impacted further by the expiration of the statute of limitations for certain tax positions in future years. We estimate the impact could be up to $2.9 million through March 31, 2010.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2004 tax year is still open for certain state tax authorities. The 2000 to 2007 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination was finalized in 2009 and resulted in no significant adjustments.

6. Earnings Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2009			2008
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income (Loss)	Weighted Average Shares Outstanding	Net Income (Loss) Per Common Share
Basic EPS	$23.3	10.5	$2.22	$(0.5)	10.6	$(0.05)
Effect of dilutive common share equivalents:
Stock options		0.1	(0.02)

Diluted EPS	$23.3	10.6	$2.20	$(0.5)	10.6	$(0.05)

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 406,478 anti-dilutive stock options for the three months ended March 31, 2009 and 668,324 anti-dilutive stock options for the three months ended March 31, 2008. There were 968,628 anti-dilutive warrants (Class 6(B)) for the three months ended March 31, 2009 and no anti-dilutive warrants for the three months ended March 31, 2008.

In May 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming Inc. (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share and may be exercised at the election of the holder at any time prior to August 23, 2011.

The number of Class 6(B) warrants outstanding was 968,628 as of March 31, 2009 and 2008. The number of Tranche B warrants outstanding was 126,716 as of March 31, 2009 and 2008. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity under EITF 00-19, Accounting for Derivative Financial Information Indexed to, and Potentially Settled in, a Company’s Own Stock. We used the treasury stock method, as prescribed by SFAS No. 128, Earnings Per Share, to determine the shares of common stock due to conversion of outstanding warrants as of March 31, 2009.

7. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.2 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $8.7 million at March 31, 2009. This balance is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents the assumptions used in the Black-Scholes option pricing model to value the stock options granted during the three months ended March 31, 2009 and 2008. Restricted stock units and performance shares were valued at the fair market value of our common stock at the date of grant.

	Three Months Ended March 31,
	2009	2008
Expected life (years)	4	4
Risk-free interest rate	1.12%	2.55%
Volatility	44%	35%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$7.14	$8.50
Restricted stock units	$19.18	$25.80
Performance shares	$19.18	$25.80

The following table summarizes the activity for all stock options, restricted stock units (RSU), and performance shares under all of our Long-Term Incentive Plans (LTIP) for the three months ended March 31, 2009:

		December 31, 2008		2009						March 31, 2009
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	41,978	$0.01	—	$ —	(16,282)	$0.01	—	$ —	25,696	$0.01	20,691	$0.01
2004 LTIP	Options	593,291	17.39	2,543	19.19	(2,778)	15.50	(419)	36.03	592,637	17.39	570,522	16.79
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	38,472	0.01	134	0.01	(9,367)	0.01	—	—	29,239	0.01	22,871	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
	RSU	146,994	0.01	126,465	0.01	(53,289)	0.01	—	—	220,170	0.01	9,038	0.01
2007 LTIP	Options	199,145	29.39	143,634	19.19	—	—	(5,605)	29.63	337,174	25.04	102,729	30.09
	Perf. Shares	27,500	0.01	83,025	0.01	(11,912)	0.01	—	—	98,613	0.01	—	—

Note: Price is weighted-average price per share.

8. Employee Benefit Plans

Pension and Post-Retirement Defined-Benefit Plans

We sponsor a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to a plan of reorganization (May 2004) set forth in Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference, we were assigned the obligations for three former Fleming defined-benefit pension plans. These three pension benefit plans, along with the Core-Mark defined-benefit plan, are collectively referred to as the Pension Plans.

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

Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses, are amortized over the average future life expectancy of inactive participants for our defined-benefit plan, and expected average remaining service life of active participants for our post-retirement benefit plan.

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
PENSION BENEFITS
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.4)	(0.5)
Amortization of net actuarial loss	0.1	—

Net periodic benefit cost	$0.2	$—

	Three Months Ended March 31,
	2009	2008
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1

Net periodic benefit cost	$0.1	$0.1

During the three months ended March 31, 2009, a contribution credit of $0.2 million was made to our pension and post-retirement benefit plans through a reduction from our carryover credit balance of $0.9 million from prior years. We did not make a contribution to these plans during the three months ended March 31, 2008.

During the second quarter of 2009, we expect a contribution credit of $0.2 million to our pension and post-retirement benefit plans which will most likely be applied as a reduction to our carryover credit balance.

9. Segment and Geographic Information

We are one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provide sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We distribute consumable goods including cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products to customers in 50 states and 5 Canadian provinces. We service a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

As of March 31, 2009, we operated 24 distribution centers (excluding two distribution facilities we operated as a third-party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the United States and four in Canada. Two of the facilities we operated in the United States are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers, including the two distribution facilities we operated as a third-party logistics provider.

Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, into two geographic reporting segments (United States and Canada), based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, corporate fees for service revenue, reclassifying adjustments, corporate allocations, and elimination of inter-company interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2008. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three months ended March 31, 2009.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended March 31,
	2009	2008
Net sales:
United States	$1,199.0	$1,131.7
Canada	188.6	208.1
Corporate adjustments and eliminations	4.2	5.6

Total	$1,391.8	$1,345.4

Income (loss) before income taxes:
United States (1)	$40.3	$2.6
Canada	(1.5)	(1.4)
Corporate adjustments and eliminations	(4.5)	(1.7)

Total	$34.3	$(0.5)

Interest expense:
United States	$5.5	$4.7
Canada	0.3	0.2
Corporate adjustments and eliminations	(5.3)	(4.4)

Total	$0.5	$0.5

Interest income:
United States	$—	$—
Canada	—	(0.1)
Corporate adjustments and eliminations	(0.1)	(0.2)

Total	$(0.1)	$(0.3)

Depreciation and amortization:
United States	$3.1	$3.4
Canada	0.6	0.6
Corporate adjustments and eliminations	0.8	0.4

Total	$4.5	$4.4

(1)	Includes $34.9 million in the first quarter of 2009 for cigarette holding profits related to manufacturers’ price increases in response to the SCHIP legislation. (Please refer to disclosures on the SCHIP legislation and its impact in the MD&A section)

Identifiable assets by geographic reporting segments (in millions):

	March 31, 2009	December 31, 2008
Identifiable assets:
United States	$518.4	$530.7
Canada	77.8	81.9

Total	$596.2	$612.6

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Cigarettes	$956.2	$919.0

Food	164.5	151.6
Candy	95.0	93.5
Other Tobacco Products	95.9	91.2
Health, Beauty & General	50.5	54.3
Non-Alcoholic Beverages	29.9	34.6
Equipment/Other	(0.2)	1.2

Total Food/Non-Food Products	$435.6	$426.4

Total Net Sales	$1,391.8	$1,345.4

10. Repurchase of Common Stock

In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended in March 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program.

We had repurchased 396,716 shares of common stock under the share repurchase program as of December 31, 2008 at a total cost of $11.0 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2009.

11. Asset Acquisition of Auburn Merchandise Distributors, Inc.

In June 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. AMD operates out of a 130,000 sq. ft. facility and conducts business primarily in the Northeastern region of the United States. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which was recorded as goodwill. AMD conducts operations as the “New England” division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since June 2008.

12. Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program (SCHIP)

In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes (FET) levied on manufacturers of cigarettes from 39¢ to $1.01 per pack, effective April 1, 2009. The SCHIP also imposed a one-time floor stock tax on tobacco products held for sale on April 1, 2009. As of March 31, 2009, we included in our consolidated balance sheet in inventory and accrued liabilities the impact of the federal floor stock tax liability in the amount of approximately $12.6 million, which is due and payable by July 31, 2009. We recorded in other receivables approximately $1.8 million in reimbursements from cigarette and tobacco manufacturers to offset part of the federal floor stock tax. The net floor stock tax amount of $10.8 million will be reflected in our results of operations for the second quarter of 2009 as the related inventory is sold.

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

Our Business

Core-Mark is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third-party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to over 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

First Quarter Overview

Net sales for the first quarter of 2009 increased 3.5% to $1.4 billion compared to the first quarter last year. On a constant currency basis, net sales increased approximately 6.8% for the quarter. This increase was driven primarily by the addition of our New England division, inflation in cigarette prices offset by declines in carton sales and an increase in food/non-food sales. Cigarette sales increased in absolute dollars, compared with the first quarter of 2008, as a result of price increases by cigarette manufacturers in response to the federal excise tax levied on manufacturers by the SCHIP legislation, offset by a 3.9% decrease in overall cigarette carton sales. In the U.S., carton sales declined 9.5% for the quarter excluding the New England division. We believe this decrease in U.S. carton sales was negatively impacted by retailers who curtailed their purchases at the end of the quarter in order to minimize the Federal Excise Tax (FET) liability that would be levied on their inventories. Cigarette carton sales in Canada increased approximately 13.9% in the first quarter of 2009, driven primarily by market share gains, sales from additional product lines and the addition of our Toronto division in late January 2008.

Curtailed customer purchases, in response to the FET tax, compounded the existing decline in overall consumer demand which we believe is influenced by, among other factors, manufacturer price and state tax increases and legislative actions to regulate where a consumer can smoke. We expect consumption trends will continue to be impacted by these factors which may adversely impact our cigarette carton sales, primarily in the U.S., for the remainder of 2009. Further, we believe declines in consumer spending had some impact on our sales for the first quarter of 2009. We continue to monitor current macroeconomic conditions including consumer confidence and spending levels. If consumer spending declines further and/or the current decline persists for a prolonged period of time, our sales and associated gross profit may be materially impacted in future quarters.

Gross profit for the first quarter of 2009 increased 45.4% to $118.1 million compared with $81.2 million for the same period last year due largely to $34.9 million of cigarette inventory holding profits realized from manufacturers’ price increases in response to the increase in federal excise tax mandated by the SCHIP legislation. Excluding cigarette holding profits and changes in LIFO reserves, gross profit increased $3.4 million, or 4.1%, compared with the first quarter of 2008. As a percentage of sales, remaining gross profit was 6.19% for this first quarter compared with 6.15% for last year’s first quarter.

Operating expenses increased 2.6% to $82.6 million for the first quarter of 2009 compared with $80.5 million for 2008. This increase was due primarily to the addition of our New England division, higher employee healthcare costs, and an increase in bad debt reserves, partially offset by lower fuel costs. The impact of fuel costs was significantly lower in the first quarter of 2009 compared with the first quarter of 2008 due primarily to lower average fuel costs and increases in fuel surcharges passed on to our customers. However, inflation in future fuel costs or reductions in our fuel surcharges may materially impact our financial results depending on the extent and timing of these changes.

Operating income was $35.5 million for the first quarter of 2009 compared with $0.7 million for 2008. Excluding cigarette holding profits and changes in LIFO reserves from both periods, operating income for the first quarter of 2009 increased by $1.3 million to $3.6 million as compared to $2.3 million for 2008.

Business Developments

Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program

In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes (FET) levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices charged to distributors such as Core-Mark by approximately 28.0% which contributed to us recognizing $34.9 million of cigarette inventory holding profits in our first quarter of 2009. We believe these price increases were in response to the passage of the SCHIP legislation. As of March 31, 2009, we included in our consolidated balance sheet in inventory and accrued liabilities the impact of the federal floor stock tax liability in the amount of approximately $12.6 million, which is due and payable by July 31, 2009. We recorded in other receivables approximately $1.8 million in reimbursements from cigarette and tobacco manufacturers to offset part of the federal floor stock tax. The net floor stock tax amount of $10.8 million will be reflected in our results of operations for the second quarter of 2009 as the related inventory is sold.

Asset Acquisition of Auburn Merchandise Distributors, Inc.

In June 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc., (“AMD”) located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory and fixed assets. The AMD acquisition has expanded our presence and infrastructure in the Northeastern region of the United States, as its 130,000 sq. ft. facility and the majority of its customers are located there. The purchase price of approximately $28.7 million, including transaction costs, exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which has been recorded as goodwill. AMD conducts operations as the “New England” division of Core-Mark. Results of operations of AMD have been included in Core-Mark’s consolidated statements of operations since June 2008.

Share Repurchase Program

In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases during 2008, and plan to fund any future repurchases, from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. We repurchased 396,716 shares of common stock under the share repurchase program as of December 31, 2008 at a total cost of $11.0 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2009.

Expansion to Eastern Canada

In January 2008, we opened a new distribution facility near Toronto, Ontario. This facility expanded our existing market geography in Canada. We signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario. The total cost of the facility was approximately $9.6 million, including $1.8 million of start-up costs.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008(1)

	2009 Increase (Decrease) (in millions)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$46.4	$1,391.8	100.0	—	$1,345.4	100.0	—
Net sales—Cigarettes	37.2	956.2	68.7	61.7	919.0	68.3	61.0
Net sales—Food/Non-food	9.2	435.6	31.3	38.3	426.4	31.7	39.0
Net sales, less excise taxes (2)	43.4	1,063.9	76.4	100.0	1,020.5	75.9	100.0
Gross profit	36.9	118.1	8.5	11.1	81.2	6.0	8.0
Warehousing and distribution expenses (3)	(0.9)	45.0	3.2	4.2	45.9	3.4	4.5
Selling, general and administrative expenses	2.9	37.0	2.7	3.5	34.1	2.5	3.3
Income from operations	34.8	35.5	2.6	3.3	0.7	0.1	0.1
Interest expense	—	0.5	—	0.1	0.5	—	—
Interest income	(0.2)	(0.1)	—	—	(0.3)	—	—
Foreign currency transaction losses, net	(0.2)	0.8	0.1	0.1	1.0	0.1	0.1
Income (loss) before income taxes	34.8	34.3	2.5	3.2	(0.5)	—	—
Net income (loss)	23.8	23.3	1.7	2.2	(0.5)	—	—

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since our gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category).
(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Net Sales. Net sales increased by $46.4 million, or 3.5%, to $1,391.8 million for the three months ended March 31, 2009 from $1,345.4 million for the same period in 2008. On a constant currency basis, net sales increased by 6.8% during the first quarter of 2009 as compared to 2008. The increase in net sales was also impacted by one less workday in this year’s first quarter compared with the first quarter last year. This increase was attributable primarily to approximately $36.3 million in price inflation due to manufacturer price increases and sales from the New England division.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2009 increased by $37.2 million, or 4.1%, to $956.2 million from $919.0 million for the same period in 2008. The increase in net cigarette sales for the first quarter of 2009 was driven by an 8.3% increase in the average sales price per carton due primarily to manufacturer price increases arising late in the quarter, and sales from our New England division, offset by a decline in cigarette carton sales of 3.9%. Carton sales in the United States declined 9.5% in the first quarter of 2009, excluding the New England division, due in part to the significant price increases during the quarter and we believe in part due to retailers curtailing purchases in order to minimize the federal floor stock tax liability that would be imposed on their inventories. Carton sales in Canada increased 13.9%. The increase in carton sales in Canada was attributable to market share gains and the distribution of new products, sales from additional product lines and the addition of our Toronto division in late January 2008. Total net cigarette sales as a percentage of total net sales was 68.7% for the three months ended March 31, 2009 compared to 68.3% for the same period in 2008.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended March 31, 2009 increased $9.2 million, or 2.2%, to $435.6 million from $426.4 million for the same period in 2008. On a constant currency basis, net sales of food and non-food products increased 5.6% during the first quarter of 2009 as compared to 2008. This increase was due primarily to sales from our New England division and increases in net sales from the food, candy and other tobacco products categories somewhat offset by declines in the health and beauty, general and beverages categories. Total net sales of food and non-food products as a percentage of total net sales were 31.3% for three months ended March 31, 2009 compared to 31.7% for the same period in 2008.

Gross Profit. Gross profit represents the portion of net sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended March 31, 2009 increased by $36.9 million, or 45.4%, to $118.1 million from $81.2 million for the same period in 2008. Gross profit for the three months ended March 31, 2009 was significantly higher compared to the same period in 2008 as we realized significant cigarette inventory holding profits from increased cigarette prices by manufacturers in response to the increase in federal excise tax mandated by the SCHIP legislation.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2009 and 2008(1).

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,391.8	100.0%	—	$1,345.4	100.0%	—
Net sales, less excise taxes (2)	1,063.9	76.4	100.0%	1,020.5	75.9	100.0%
LIFO expense	(3.0)	(0.22)	(0.28)	(1.7)	(0.13)	(0.17)
Cigarette inventory holding profits	34.9	2.51	3.28	0.1	0.01	0.01
Remaining gross profit	86.2	6.19	8.10	82.8	6.15	8.11

Gross profit	$118.1	8.48%	11.10%	$81.2	6.03%	7.95%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since our gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category).

Our remaining cigarette gross profit increased approximately 13.7% on a cents per carton basis from 2008 due primarily to increased margins as a result of the manufacturers’ price increases. As a percentage of sales, remaining gross profit for our food/non-food category for the first quarter of 2009 was approximately 13.8% which was consistent with 2008. Remaining gross profit for the food/non-food category included lower floor gains during the first quarter of 2009 compared to the same period last year.

For the three months ended March 31, 2009, approximately 69.7% of our remaining gross profit was derived from food/non-food products compared to 71.1% for the same period in 2008.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2009, operating expenses increased $2.1 million, or 2.6%, to $82.6 million from $80.5 million for the same period in 2008. This increase in operating expenses was driven primarily by an 8.5% increase in selling, general and administrative expenses, offset by a

2.0% decrease in warehousing and distribution expenses. As a percentage of net sales, total operating expenses were 5.9% for the three months ended March 31, 2009 compared to 6.0% for the same period in 2008.

Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $0.9 million, or 2.0%, to $45.0 million for the three months ended March 31, 2009 from $45.9 million for the same period in 2008. The decrease in warehousing and distribution expenses was due primarily to lower salaries and benefits and lower net fuel costs of $1.5 million, partially offset by the addition of the New England division. Additionally, in the first quarter of 2008, we incurred approximately $0.3 million of start-up costs related to the completion of a new Toronto distribution facility in late January 2008. As a percentage of net sales, these warehousing and distribution expenses were 3.2% for the three months ended March 31, 2009 compared to 3.4% for the same period in 2008.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.9 million, or 8.5%, to $37.0 million for the three months ended March 31, 2009 from $34.1 million for the same period in 2008. The increase in SG&A expenses was due primarily to the addition of the New England division, including $0.8 million related to their integration onto our information technology platform during the first quarter of this year. Additionally, healthcare benefit costs increased approximately $0.8 million due primarily to increased medical costs and higher claims experience, and we also increased our bad debt provision in the first quarter of 2009. In the first quarter of last year, we incurred approximately $0.4 million of start-up costs related to the completion of a new Toronto distribution facility in late January 2008. As a percentage of net sales, SG&A expenses were 2.7% for the three months ended March 31, 2009 compared to 2.5% for the same period in 2008.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.5 million for the three months ended March 31, 2009 and for the same period in 2008. Average borrowings for the three months ended March 31, 2009 were $23.6 million compared to $8.4 million for the same period in 2008. During the first quarter of 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 1.9% compared to 5.1% in the first quarter of 2008. The decline in interest rates is the result of general decreases in rates charged to us for both prime and LIBOR borrowings.

Interest Income. For the three months ended March 31, 2009 interest income was $0.1 million compared to $0.3 million for the same period in 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. The interest income was lower in 2009 due primarily to a reduction in prevailing rates.

Foreign Currency Transaction Losses, net. We incurred foreign currency transaction losses of $0.8 million for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008. The fluctuation was due primarily to the weakening of the Canadian dollar against the US dollar. For the three months ended March 31, 2009, the average Canadian/United States exchange rate was $1.2453 as compared to $1.0042 for the same period in 2008.

Income Taxes. Our effective tax rate was 32.1% for the three months ended March 31, 2009. Included in the provision for income taxes this quarter was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and related interest of $1.0 million. For the three months ended March 31, 2008, we recognized a net income tax benefit of $0.2 million offset by $0.2 million of interest expense, net of tax, related to our uncertain tax positions.

Comparison of Sales and Gross Profit by Product Category. The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2009 and March 31, 2008 (dollars in millions) (1):

	Three Months Ended March 31,
	2009	2008
Cigarettes
Net sales	$956.2	$919.0
Excise taxes in sales (2)	$300.2	$296.6
Net sales, less excise taxes (3)	$656.0	$622.4
LIFO expense	$3.0	$0.6
Gross Profit (4)	$58.0	$23.4
Gross Profit %	6.07%	2.55%
Gross Profit % less excise taxes	8.84%	3.76%
Remaining Gross Profit (5)	$26.1	$23.9
Remaining Gross Profit %	2.73%	2.60%

Food/Non-food Products
Net sales	$435.6	$426.4
Excise taxes in sales (2)	$27.7	$28.3
Net sales, less excise taxes (3)	$407.9	$398.1
LIFO expense	$—	$1.1
Gross Profit (6)	$60.1	$57.8
Gross Profit %	13.79%	13.55%
Gross Profit % less excise taxes	14.73%	14.51%
Remaining Gross Profit (5)	$60.1	$58.9
Remaining Gross Profit %	13.79%	13.81%

Totals
Net sales	$1,391.8	$1,345.4
Excise taxes in sales (2)	$327.9	$324.9
Net sales, less excise taxes (3)	$1,063.9	$1,020.5
LIFO expense	$3.0	$1.7
Gross Profit (4)(6)	$118.1	$81.2
Gross Profit %	8.48%	6.03%
Gross Profit % less excise taxes	11.10%	7.95%
Remaining Gross Profit (5)	$86.2	$82.8
Remaining Gross Profit %	6.19%	6.15%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Excise taxes included in our net sales consist of state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since our gross profit dollars generally remain the same.
(3)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.
(4)	Cigarettes gross profit includes (i) cigarette holding profits related to manufacturer price increases and increases in excise taxes and (ii) LIFO effects. Cigarette holding profits for the three months ended March 31, 2009 were $34.9 million compared to $0.1 million for the same period in 2008. The increase in cigarette inventory holding profits for three months ended March 31, 2009 is due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation.
(5)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.
(6)	Food/Non-Food gross profit includes (i) increases in excise taxes and (ii) LIFO effects.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2009 were $12.9 million compared to $19.6 million as of March 31, 2008. Our restricted cash as of March 31, 2009 was $9.2 million as compared to $12.6 million as of March 31, 2008. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the three months ended March 31, 2009, our cash flows from operating activities provided $39.7 million and on March 31, 2009 we had $212.7 million of borrowing capacity available in our revolving credit facility.

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

Cash flows from operating activities

Net cash provided by operating activities increased by $10.6 million to $39.7 million for the three months ended March 31, 2009 compared with $29.1 million for the same period in 2008. The increase in net cash flows provided by operations was due primarily to higher net income in the first quarter of 2009, compared to a loss for the same period in 2008. This increase was driven by income from cigarette price increases coupled with a reduction in our candy and cigarette inventory offset by an increase in prepayments. The decrease in candy inventory was due primarily to a buildup of candy inventory during the fourth quarter of 2008 to take advantage of vendors’ promotions. Cigarette inventory decreased during the first quarter of 2009 to minimize the impact of the federal excise tax liability at the end of the quarter and we made prepayments at the end of March to replenish cigarette inventories to appropriate levels.

Cash flows from investing activities

Net cash used in investing activities decreased by $4.7 million to $3.0 million for the three months ended March 31, 2009 compared with $7.7 million for the same period in 2008. Restricted cash decreased by $1.9 million due primarily to the timing of payments for excise tax liabilities to Canadian provincial governments and when the taxes were collected from customers. Capital expenditures for the first quarter of 2009 were related primarily to refrigerated delivery and warehouse equipment.

We estimate that fiscal 2009 capital expenditures will be approximately $24 million.

Cash flows from financing activities

Net cash used in financing activities increased by $16.6 million to $39.4 million for the three months ended March 31, 2009 compared with $22.8 million for the same period in 2008 due primarily to higher repayments under our revolving credit facility during the first quarter of 2009 compared with 2008. The decrease in book overdrafts was due primarily to the timing of payments. Also during the first quarter of 2008 we used approximately $2.1 million of cash to repurchase our common stock based on our share repurchase program while in the first quarter of 2009 we did not repurchase any shares of common stock under the program.

Our Credit Facility

In October 2005, we entered into a $250 million five-year revolving credit facility (“Credit Facility”) which expires in October 2010. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR-based loans prepaid prior to the end of an interest period).

In March 2008, we entered into a Second Amendment to our Credit Facility (the “Second Amendment”). This Amendment established our basket for permitted acquisitions made after the date of the Second Amendment to $100 million and increased our basket for permitted stock repurchases to $30 million.

Net available borrowings, amounts borrowed and outstanding letters of credit under the Credit Facility were as follows (in millions):

	March 31, 2009	December 31, 2008
Net available borrowings	$212.7	$186.0

Amounts borrowed	$—	$30.0

Outstanding letters of credit	$28.2	$24.4

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2009, we are in compliance with all of the covenants under the Credit Facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the quarters ended March 31, 2009 and 2008 was 1.9% and 5.1%, respectively. We paid total unused facility fees of $0.1 million in the first quarters of 2009 and 2008.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

Forward-Looking Trends and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate cigarette consumption has declined since 1980. Prior to 2007, our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience retail cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales have declined in 2008 and in the first quarter of 2009. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasingly more legislative controls which regulate cigarette sales and where the consumer may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Excise Taxes

Cigarette and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. We increase cigarette prices as excise tax increases are assessed on cigarette products which we sell. As a result, generally, increases in excise taxes do not increase the overall gross profit dollars in the same proportion, which will result in a decline in overall gross profit percentage. In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law. The SCHIP will be funded by an increase in federal cigarette excise taxes from 39¢ to $1.01 per pack of cigarettes effective April 1, 2009. This increase in excise taxes will increase our working capital requirements, and we believe it will contribute to a further decline in consumer cigarette consumption which will adversely impact our cigarette carton sales and could result in a decrease of our gross profit as a percentage of sales.

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits have averaged approximately $5.1 million per year from 2005 to 2008. For the three months ended March 31, 2009, our cigarette inventory holding profits were $34.9 million, or 29.6% of our gross profit, as compared to $0.1 million, or 0.1%, of our gross profit for the same period in 2008. The significant holding profits in the first quarter of 2009 were attributable to an average increase of approximately 28% of cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

Food and Non-Food Product Trends

We focus our marketing efforts on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.

General Economic Trends

Uncertain Economic Conditions

Uncertain economic conditions, including changes in the credit and housing markets leading to the current financial and credit crisis, continuing job losses among many sectors of the economy, significant declines in the stock market, primarily during the last quarter of 2008, large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. As a result, convenience store operators may experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and may result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores, penetration of product offerings into existing stores serviced, or increases in our market share). These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store customers under financial stress, which would increase our credit risk and potential bad debt exposure. If the economic conditions in our key markets further deteriorate or do not show improvement, we may experience material adverse impacts to our business, financial condition and operating results.

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

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain and recent economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; integration of acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with SEC on March 13, 2009 did not change materially during the three months ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2009.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	Form of Option Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Unit Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan.

10.3	Form of Performance Share Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: May 8, 2009	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 8, 2009	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer