Form 10-Q
period 2009-06-30
Core-Mark Holding Company, Inc.
filed 2009-08-06
CIK 1318084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 31, 2009, 10,396,419 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14.1	$15.7
Restricted cash	14.1	11.4
Accounts receivable, net of allowance for doubtful accounts of $9.4 and $8.8, respectively	174.4	146.9
Other receivables, net	37.7	34.1
Inventories, net (Note 3)	249.8	238.4
Deposits and prepayments	39.0	26.5
Deferred income taxes	12.2	12.2

Total current assets	541.3	485.2

Property and equipment, net	76.4	74.2
Deferred income taxes	12.2	12.1
Goodwill	3.7	3.7
Other non-current assets, net	34.5	37.4

Total assets	$668.1	$612.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79.3	$66.0
Book overdrafts	18.2	17.8
Cigarette and tobacco taxes payable	113.3	103.2
Accrued liabilities	68.5	58.1
Deferred income taxes	1.6	1.6

Total current liabilities	280.9	246.7

Long-term debt, net (Note 5)	25.9	30.8
Other long-term liabilities	8.3	11.1
Claims liabilities, net of current portion	31.8	31.3
Pension liabilities	19.4	19.1

Total liabilities	366.3	339.0

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized; 10,888,457 and 10,746,416 shares issued; 10,393,095 and 10,349,700 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	0.1	0.1
Additional paid-in capital	212.2	209.3
Treasury stock at cost, 495,362 and 396,716 shares of common stock at June 30, 2009 and December 31, 2008, respectively	(13.2)	(11.0)
Retained earnings	109.8	82.3
Accumulated other comprehensive loss	(7.1)	(7.1)

Total stockholders’ equity	301.8	273.6

Total liabilities and stockholders’ equity	$668.1	$612.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$1,711.8	$1,534.6	$3,103.6	$2,880.0
Cost of goods sold	1,624.3	1,443.5	2,898.0	2,707.7

Gross profit	87.5	91.1	205.6	172.3

Warehousing and distribution expenses	50.2	51.0	95.2	96.9
Selling, general and administrative expenses	32.1	30.9	69.1	65.0
Amortization of intangible assets	0.5	0.5	1.1	1.0

Total operating expenses	82.8	82.4	165.4	162.9

Income from operations	4.7	8.7	40.2	9.4
Interest expense	0.4	0.4	0.9	0.9
Interest income	(0.1)	(0.4)	(0.2)	(0.7)
Foreign currency transaction (gains) losses, net	(2.4)	0.1	(1.6)	1.1

Income before income taxes	6.8	8.6	41.1	8.1
Provision for income taxes (Note 6)	2.6	2.9	13.6	2.9

Net income	$4.2	$5.7	$27.5	$5.2

Basic income per common share (Note 7)	$0.40	$0.54	$2.62	$0.49

Diluted income per common share (Note 7)	$0.39	$0.51	$2.58	$0.47

Basic weighted average shares (Note 7)	10.5	10.5	10.5	10.6
Diluted weighted average shares (Note 7)	10.8	11.0	10.6	11.1

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$27.5	$5.2
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	5.1	6.2
Amortization of debt issuance costs	0.3	0.2
Amortization of stock-based compensation expense	2.5	1.9
Bad debt expense, net	1.1	0.4
Depreciation and amortization	9.1	8.4
Foreign currency transaction (gains) losses, net	(1.6)	1.1
Deferred income taxes	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(27.9)	(17.5)
Other receivables	(3.0)	(3.8)
Inventories	(14.5)	(0.9)
Deposits, prepayments and other non-current assets	(12.0)	(13.8)
Accounts payable	12.6	22.3
Cigarette and tobacco taxes payable	8.1	3.7
Pension, claims and other accrued liabilities	7.7	(1.5)

Net cash provided by operating activities	15.0	11.8

Cash flows from investing activities:
Restricted cash	(2.1)	(1.8)
Acquisition of business, net of cash acquired	—	(26.4)
Additions to property and equipment, net	(8.3)	(7.9)
Capitalization of software	(0.3)	(0.4)

Net cash used in investing activities	(10.7)	(36.5)

Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(4.9)	34.2
Repurchases of common stock shares (treasury stock)	(2.2)	(6.9)
Proceeds from exercise of common stock options	0.6	0.9
Excess tax deductions associated with stock-based compensation	0.1	0.2
Increase (decrease) in book overdrafts	0.3	(2.8)

Net cash (used in) provided by financing activities	(6.1)	25.6

Effects of changes in foreign exchange rates	0.2	(0.3)

(Decrease) increase in cash and cash equivalents	(1.6)	0.6
Cash and cash equivalents, beginning of period	15.7	21.3

Cash and cash equivalents, end of period	$14.1	$21.9

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$12.2	$5.8
Interest	$0.6	$0.7

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Company Information

Business

Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “ the Company” or “Core-Mark”) is one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We operate a network of 26 distribution centers (including two distribution facilities that we operate as a third-party logistics provider) in the United States and Canada, distributing a diverse line of national and private label convenience store products to over 24,000 customer locations. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise, and health and beauty care products. We service a variety of stores, including traditional convenience stores, grocery stores, drug stores, liquor stores and other stores that carry convenience products.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and June 30, 2008 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements.

The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

Management has evaluated subsequent events from the condensed consolidated balance sheet date of June 30, 2009 through August 5, 2009 and has made all relevant disclosures in accordance with Statement of Financial Accounting Standards No. 165.

2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, the “FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (the Codification), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on Core-Mark’s financial condition or results of operations. Beginning with the third quarter of 2009, we will change the referencing of authoritative accounting literature in our financial statements to conform to the Codification.

3. Inventories

Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income, while lower costs are retained in inventories. We recorded LIFO expense of $2.1 million for the three months ended June 30, 2009 and $3.0 million for the same period in 2008, and $5.1 million for the six months ended June 30, 2009 and $4.7 million for the first six months last year.

4. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$4.2	$5.7	$27.5	$5.2
Foreign currency translation adjustment	—	—	—	(0.2)

Total comprehensive income	$4.2	$5.7	$27.5	$5.0

5. Long-term Debt

Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (in millions):

	June 30, 2009	December 31, 2008
Amounts borrowed (Credit Facility)	$25.1	$30.0
Notes payable (Capitalized lease equipment)	0.8	0.8

Total long-term debt, net	$25.9	$30.8

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

Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	June 30, 2009	December 31, 2008
Amounts borrowed	$25.1	$30.0

Outstanding letters of credit	$27.9	$24.4

Amounts available to borrow	$187.7	$186.0

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2009, we are in compliance with all of the covenants under the Credit Facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2009 was 1.7% and 3.9% for the same period in 2008, and for the six months ended June 30, 2009 was 1.9% and 4.5% for the same period in 2008. We paid total unused facility fees of $0.1 million for both the three months ended June 30, 2009 and 2008 and $0.3 million for both the six months ended June 30, 2009 and 2008.

6. Income Taxes

Our effective tax rate was 38.2% for the three months ended June 30, 2009 compared to 33.7% for the same period in 2008. Included in the provision for income taxes for the three months ended June 30, 2008 was a $0.6 million benefit, including $0.1 million of after tax interest, related primarily to the expiration of the statute of limitations for certain tax positions. There was no such tax benefit or interest included in the provision for income taxes for the three months ended June 30, 2009.

Our effective tax rate was 33.1% for the six months ended June 30, 2009 compared to 35.8% for the same period in 2008. Included in the provision for income taxes for the six months ended June 30, 2009 was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and related interest recovery of $1.0 million. For the six months ended June 30, 2008, we recognized a net income tax benefit of $0.5 million related primarily to the expiration of the statute of limitations for certain tax positions and related interest expense recovery of $0.1 million.

At June 30, 2009, the total gross amount of unrecognized tax benefits under Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $4.3 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $3.5 million as of June 30, 2009. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $2.9 million through June 30, 2010.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 to 2007 tax years remain subject to examination by federal and state tax authorities. The 2004 tax year is still open for certain state tax authorities. The 2001 to 2008 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination was finalized in 2009 and resulted in no significant adjustments.

7. Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,
	2009			2008
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$4.2	10.5	$0.40	$5.7	10.5	$0.54
Effect of dilutive common share equivalents:
Stock options		0.2	(0.01)		0.2	(0.01)
Warrants		0.1	—		0.3	(0.02)

Diluted EPS	$4.2	10.8	$0.39	$5.7	11.0	$0.51

	Six Months Ended June 30,
	2009			2008
	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$27.5	10.5	$2.62	$5.2	10.6	$0.49
Effect of dilutive common share equivalents:
Stock options		0.1	(0.03)		0.2	(0.01)
Warrants		—	(0.01)		0.3	(0.01)

Diluted EPS	$27.5	10.6	$2.58	$5.2	11.1	$0.47

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 262,486 anti-dilutive stock options for the three and six months ended June 30, 2009 compared to 119,475 anti-dilutive stock options for the three and six months ended June 30, 2008. There were no anti-dilutive warrants for the three months ended June 30, 2009 and 968,628 anti-dilutive warrants for the six months ended June 30, 2009. There were no anti-dilutive warrants for the three and six months ended June 30, 2008.

8. Stock-Based Compensation Plans

Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.3 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $7.4 million at June 30, 2009. This balance is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the activity for all stock options, restricted stock units (RSU), and performance shares under all of our Long-Term Incentive Plans (LTIP) for the six months ended June 30, 2009:

		December 31, 2008		2009						June 30, 2009
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	41,978	$0.01	—	$ —	(27,662)	$0.01	—	$ —	14,316	$0.01	10,560	$0.01
2004 LTIP	Options	593,291	17.39	2,543	19.19	(40,954)	15.50	(1,000)	36.03	553,880	17.50	536,407	17.02
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	38,472	0.01	134	0.01	(12,265)	0.01	—	—	26,341	0.01	21,537	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
	RSU	146,994	0.01	126,465	0.01	(61,918)	0.01	—	—	211,541	0.01	13,672	0.01
2007 LTIP (1)	Options	199,145	29.39	143,634	19.19	—	—	(7,165)	29.48	335,614	25.02	115,421	30.01
	Perf. Shares	27,500	0.01	83,025	0.01	(13,632)	0.01	—	—	96,893	0.01	230	0.01
Total		1,092,380		355,801		(156,431)		(8,165)		1,283,585		742,827

Note: Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees, and non-employee directors.

9. Employee Benefit Plans

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

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.0	$1.0
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(1.0)
Amortization of net actuarial loss	0.1	—	0.2	—

Net periodic benefit cost	$0.2	$—	$0.4	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of net actuarial loss	0.1	—	0.1	—

Net periodic benefit cost	$0.2	$0.1	$0.3	$0.2

During the three and six months ended June 30, 2009, a contribution of $0.2 million and $0.4 million, respectively, were made to our pension and post-retirement benefit plans through a reduction from our carryover credit balance of $0.9 million from prior years. We did not make a contribution to these plans during the three and six months ended June 30, 2008.

During the third quarter of 2009, we expect to make a contribution of $0.2 million to our pension and post-retirement benefit plans which will most likely be applied as a reduction to our carryover credit balance.

10. Segment and Geographic Information

We are one of the leading wholesale distributors to the convenience retail industry in North America in terms of annual sales, and provide sales and marketing, distribution and logistics services to customer locations across the United States and Canada. We distribute consumable goods including cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products to customers in 50 U.S. states and five Canadian provinces. We service a variety of store formats, including traditional convenience stores, grocery stores, drug stores, liquor stores, gift shops, specialty stores and other stores that carry convenience products.

As of June 30, 2009, we operated 26 distribution centers (including two distribution facilities we operated as a third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the United States and four in Canada. Two of the facilities we operated in the United States are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers, including the two distribution facilities we operated as a third-party logistics provider.

Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, into two geographic reporting segments (United States and Canada), based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, reclassifying adjustments, corporate allocations, and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2008. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and six months ended June 30, 2009.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
United States (1)	$1,464.2	$1,270.3	$2,663.2	$2,402.0
Canada	245.0	258.0	433.6	466.1
Corporate adjustments and eliminations	2.6	6.3	6.8	11.9

Total	$1,711.8	$1,534.6	$3,103.6	$2,880.0

Income before income taxes:
United States (2)	$5.5	$6.9	$45.8	$9.5
Canada	(0.1)	(1.1)	(1.6)	(2.5)
Corporate adjustments and eliminations	1.4	2.8	(3.1)	1.1

Total	$6.8	$8.6	$41.1	$8.1

Interest expense:
United States	$5.0	$4.6	$10.5	$9.3
Canada	0.1	0.2	0.4	0.4
Corporate adjustments and eliminations	(4.7)	(4.4)	(10.0)	(8.8)

Total	$0.4	$0.4	$0.9	$0.9

Interest income:
United States	$—	$—	$—	$—
Canada	—	(0.1)	—	(0.2)
Corporate adjustments and eliminations	(0.1)	(0.3)	(0.2)	(0.5)

Total	$(0.1)	$(0.4)	$(0.2)	$(0.7)

Depreciation and amortization:
United States	$3.3	$2.6	$6.4	$6.0
Canada	0.6	0.4	1.2	1.0
Corporate adjustments and eliminations	0.7	1.0	1.5	1.4

Total	$4.6	$4.0	$9.1	$8.4

(1)	Includes approximately $170.8 million of cigarette price inflation related to manufacturers’ price increases in response to SCHIP legislation in the three months ended June 30, 2009 and approximately $207.0 million in the six months ended June 30, 2009.
(2)	Includes $11.5 million of federal excise floor taxes and $0.4 million of income from cigarette holding profits for the three months ended June 30, 2009 and $23.7 million of income for the six months ended June 30, 2009 consisting of $35.2 million of cigarette holding profits related to manufacturers’ price increases in response to the SCHIP legislation less $11.5 million of federal excise floor taxes. (Please refer to disclosures on the SCHIP legislation and its impact in the MD&A section of this Quarterly Report on Form 10-Q).

Identifiable assets by geographic reporting segments (in millions):

	June 30, 2009	December 31, 2008
Identifiable assets:
United States	$576.7	$530.7
Canada	91.4	81.9

Total	$668.1	$612.6

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cigarettes (1)	$1,209.1	$1,032.4	$2,165.3	$1,951.4

Food	187.7	184.7	352.2	336.3
Candy	106.1	106.2	201.1	199.7
Other Tobacco Products	109.9	101.0	205.8	192.2
Health, Beauty & General	52.0	53.7	102.5	108.0
Non-Alcoholic Beverages	44.8	54.0	74.7	88.6
Equipment / Other	2.2	2.6	2.0	3.8

Total Food/Non-Food Products	$502.7	$502.2	$938.3	$928.6

Total Net Sales	$1,711.8	$1,534.6	$3,103.6	$2,880.0

(1)	Includes approximately $170.8 million of cigarette price inflation related to manufacturers’ price increases in response to SCHIP legislation in the three months ended June 30, 2009 and approximately $207.0 million in the six months ended June 30, 2009.

11. Repurchase of Common Stock

In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended in March 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program. As of June 30, 2009 there was $16.8 million available for future share repurchases under the program.

During the three and six months ended June 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the three months ended June 30, 2008, we repurchased 170,231 shares of common stock at an average price of $27.37 per share for a total cost of $4.7 million and for the six months ended June 30, 2008, we repurchased 268,085 shares of common stock under the share repurchase program at an average price of $28.02 per share for a total cost of $7.5 million.

12. Asset Acquisition of Auburn Merchandise Distributors, Inc.

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

13. New Legislation

In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes (FET) levied on manufacturers of cigarettes from 39¢ to $1.01 per pack, effective April 1, 2009. The SCHIP also imposed a one-time floor stock tax on cigarettes and certain other tobacco products held for sale on April 1, 2009. As of June 30, 2009, we included in our consolidated balance sheet in accrued liabilities the federal floor stock tax liability of approximately $12.7 million, which is due and payable by July 31, 2009. We recorded in other receivables approximately $1.2 million in reimbursements from cigarette and tobacco manufacturers to offset part of the federal floor stock tax. The net floor stock tax amount of $11.5 million was reflected in cost of goods sold for the second quarter of 2009.

In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (FDA) the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. The impact of this new legislation and its associated regulations on our business is not yet known.

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

Second Quarter Overview

Net sales for the second quarter of 2009 increased 11.5% to $1.71 billion compared to $1.53 billion for the second quarter last year. On a constant currency basis, net sales increased approximately 14.0% for the quarter. Sales of cigarettes and other tobacco products increased in absolute dollars, compared with the second quarter of 2008, primarily as a result of price increases by cigarette manufacturers in response to the federal excise taxes levied on manufacturers by the SCHIP legislation, partially offset by a 2.7% decrease in overall cigarette carton sales. In the U.S., carton sales declined 7.5% for the quarter excluding the New England division, which was acquired in June 2008. Cigarette carton sales in Canada increased approximately 9.6% in the second quarter of 2009, driven primarily by market share gains. Sales of our food/non-food products for the second quarter of 2009 increased slightly to $502.7 million compared with $502.2 million for the second quarter of last year. Growth in these product categories was negatively impacted by weakness in beverages, dairy, health, beauty and general products.

Curtailed customer purchases in response to the additional Federal Excise Tax (FET), compounded the existing decline in overall consumer demand for cigarettes which we believe is influenced by, among other factors, manufacturer price and state tax increases and legislative actions to regulate where a consumer can smoke. We expect consumption trends will continue to be impacted by these factors which may adversely impact our cigarette carton sales, primarily in the U.S., for the remainder of 2009. Further, we believe declines in consumer spending had some impact on our sales for the second quarter of 2009. We continue to monitor current macroeconomic conditions including consumer confidence and spending levels. If consumer spending declines further and/or the current decline persists for a prolonged period of time, our sales and associated gross profit may be materially impacted in future quarters.

Operating income was $4.7 million for the second quarter of 2009 compared with $8.7 million for the same period in 2008. Operating income included $11.5 million of FET, $0.4 million of cigarette holding profits, and $2.1 million of LIFO expense for the second quarter of 2009 compared with $1.3 million of cigarette holding profits and $3.0 million of LIFO expense for the same period in 2008. Excluding the FET, cigarette holding profits, and changes in LIFO expense from both periods, operating income for the second quarter of 2009 increased by $7.5 million, or 72.1%, to $17.9 million as compared to $10.4 million for the same period in 2008. This increase in operating income was due to a $7.9 million increase in remaining gross profit for the second quarter of 2009 driven primarily by higher cigarette gross profit combined with higher net margins in our food and other tobacco categories, partially offset by a $0.4 million increase in operating expenses for the second quarter of 2009. Operating expenses increased primarily due to the addition of the New England division, higher employee healthcare costs, and bonus expense, partially offset by lower fuel costs and warehouse salaries. Fuel costs were significantly lower in the second quarter of 2009 compared with the second quarter of 2008 due primarily to lower average fuel costs and increases in fuel surcharges passed on to our customers. However, inflation in future fuel costs or reductions in our fuel surcharges may materially impact our financial results depending on the extent and timing of these changes.

Business Developments

Impact of the Passage of Family Smoking Prevention and Tobacco Control Act

In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. The impact of this new legislation and its associated regulations on our business is not yet known.

Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program

In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices charged to distributors such as Core-Mark that resulted in an increase of approximately 28.0% on Core-Mark’s product purchases which contributed to us recognizing cigarette inventory holding profits of $35.2 million in 2009. We believe these price increases were in response to the passage of the SCHIP legislation and have beneficially impacted sales by approximately $170.8 million in our second quarter of 2009 and approximately $207.0 million for the first half of 2009. As of June 30, 2009, we included in our consolidated balance sheet in accrued liabilities the federal floor stock tax liability of approximately $12.7 million, which is due and payable by July 31, 2009. We recorded in other receivables approximately $1.2 million in reimbursements from cigarette and tobacco manufacturers to offset part of the federal floor stock tax. The net floor stock tax amount of $11.5 million was reflected in our results of operations for the second quarter of 2009 as an increase to cost of sales.

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

Share Repurchase Program

In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases during 2008, and plan to fund any future repurchases, from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. As of June 30, 2009 there was $16.8 million available for future share repurchases under the program. During the three and six months ended June 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share at a total cost of $2.2 million. During the three months ended June 30, 2008, we repurchased 170,231 shares of common stock at an average price of $27.37 per share for a total cost of $4.7 million and for the six months ended June 30, 2008, we repurchased 268,085 shares of common stock under the share repurchase program at an average price of $28.02 per share for a total cost of $7.5 million.

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

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008(1)

	2009 Increase (Decrease) (in millions)	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$177.2	$1,711.8	100.0%	—	$1,534.6	100.0%	—
Net sales—Cigarettes	176.7	1,209.1	70.6	64.7	1,032.4	67.3	59.8
Net sales—Food/Non-food	0.5	502.7	29.4	35.3	502.2	32.7	40.2
Net sales, less excise taxes (2)	155.4	1,326.0	77.5	100.0	1,170.6	76.3	100.0
Gross profit	(3.6)	87.5	5.1	6.6	91.1	5.9	7.8
Warehousing and distribution expenses (3)	(0.8)	50.2	2.9	3.8	51.0	3.3	4.4
Selling, general and administrative expenses	1.2	32.1	1.9	2.4	30.9	2.0	2.6
Income from operations	(4.0)	4.7	0.3	0.4	8.7	0.6	0.7
Interest expense	—	0.4	—	—	0.4	—	—
Interest income	(0.3)	(0.1)	—	—	(0.4)	—	—
Foreign currency transaction (gains) losses, net	2.5	(2.4)	0.1	0.2	0.1	—	—
Income before income taxes	(1.8)	6.8	0.4	0.5	8.6	0.6	0.7
Net income	(1.5)	4.2	0.2	0.3	5.7	0.4	0.5

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)
(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Net Sales. Net sales increased by $177.2 million, or 11.5%, to $1,711.8 million for the three months ended June 30, 2009 from $1,534.6 million for the same period in 2008. On a constant currency basis, net sales increased by 14.0% during the second quarter of 2009 as compared to 2008. This increase was attributable primarily to approximately $170.8 million in price inflation due to manufacturer price increases in response to SCHIP legislation. In addition, we benefitted from our New England division sales. The significant cigarette price inflation that is included in our net sales impacts certain period over period comparisons on a percent of net sales basis.

Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2009 increased by $176.7 million, or 17.1%, to $1,209.1 million. Net cigarette sales for the three months ended June 30, 2009 increased 19.6% on a constant currency basis. The increase in net cigarette sales for the second quarter of 2009 was driven by a 20.3% increase in the average sales price per carton due primarily to manufacturer price increases and sales from our New England division, partially offset by a decline in overall cigarette carton sales of 2.7%. Carton sales in the United States declined 7.5% in the second quarter of 2009, excluding the New England division. We believe this is due in part to the significant price increases during 2009. Carton sales in Canada increased 9.6% primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 70.6% for the three months ended June 30, 2009 compared to 67.3% for the same period in 2008. The increase was due primarily to the significant price inflation in sales prices that resulted from the manufacturers’ price increases in response to the SCHIP legislation.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended June 30, 2009 increased by $0.5 million, to $502.7 million from $502.2 million for the same period in 2008. Net sales of food and non-food products for the three months ended June 30, 2009 increased 2.4% on a constant currency basis. The increase was due primarily to sales from our New England division and higher net sales from the food and other tobacco products categories somewhat offset by net sales declines in the beverages, dairy, health, beauty and general categories. Total net sales of food and non-food products as a percentage of total net sales were 29.4% for three months ended June 30, 2009 compared to 32.7% for the same period in 2008.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended June 30, 2009 decreased by $3.6 million, or 4.0%, to $87.5 million from $91.1 million for the same period in 2008 due primarily to the negative impact of the federal floor stock tax of $11.5 million.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2009 and 2008(1):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,711.8	100.0%	—	$1,534.6	100.0%	—
Net sales, less excise taxes (2)	1,326.0	77.5	100.0%	1,170.6	76.3	100.0%
Components of Gross Profit:
Cigarette inventory holding profits	0.4	0.02	0.03	1.3	0.08	0.11
Federal floor stock tax (3)	(11.5)	(0.67)	(0.87)	—	—	—
LIFO expense	(2.1)	(0.12)	(0.16)	(3.0)	(0.19)	(0.26)
Remaining gross profit (4)	100.7	5.88	7.60	92.8	6.05	7.93

Gross profit	$87.5	5.11%	6.60%	$91.1	5.94%	7.78%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)

Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)
(3)	In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The floor stock tax was recorded as an increase to our cost of goods sold as the related inventory was sold in the second quarter of 2009.
(4)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.88% of total net sales for the three months ended June 30, 2009 compared with 6.05% for the same period in 2008. The cigarette price inflation associated with SCHIP that increased our total net sales also reduced our remaining gross profit margin by approximately 65 basis points for the second quarter of 2009.

Cigarette remaining gross profit increased approximately 25.3% on a cents per carton basis in the second quarter of 2009 compared with the same period in 2008 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. Remaining gross profit for our food/non-food category increased approximately 39 basis points for the second quarter of 2009 to 13.57% compared with 13.18% in the same period in 2008. The increase in remaining gross profit percentage for the food/non-food category was due primarily to the addition of our New England division, higher net margins primarily in our food and other tobacco categories and lower inventory shrinkage offset by lower floor gains in the second quarter this year.

For the three months ended June 30, 2009, our remaining gross profit for food/non-food products declined to approximately 67.7% compared to 71.3% for the same period in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in the second quarter of 2009.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2009, operating expenses increased $0.4 million, or 0.5% to $82.8 million from $82.4 million for the same period in 2008. This increase in operating expenses was driven primarily by a 3.9% increase in selling, general and administrative expenses, partially offset by a 1.6% decrease in warehousing and distribution expenses. As a percentage of net sales, total operating expenses were 4.8% for the three months ended June 30, 2009 compared to 5.4% for the same period in 2008. Operating expenses as a percent of net sales were favorably impacted by approximately 53 basis points due to the SCHIP price inflation which increased our total net sales.

Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $0.8 million, or 1.6%, to $50.2 million for the three months ended June 30, 2009 from $51.0 million for the same period in 2008. As a percentage of net sales, warehousing and distribution expenses were 2.9% for the three months ended June 30, 2009 compared with 3.3% for the second quarter of 2008. The impact of SCHIP price inflation on total net sales favorably impacted warehousing and distribution expenses as a percent of sales by approximately 33 basis points. Warehousing and distribution expenses, including the addition of New England’s costs, as a percent to sales were impacted by lower warehousing salaries and a decrease in net fuel costs partially offset by increases in healthcare costs and depreciation expense. The increase in healthcare costs is due primarily to an increase in the frequency and severity of claims, and the increase in depreciation expense is due primarily to investments in infrastructure to support our growth strategies.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.2 million, or 3.9%, to $32.1 million for the three months ended June 30, 2009 from $30.9 million for the same period in 2008. The increase in SG&A expenses results from higher employee bonus expense compared with the same period in 2008. As a percent of total net sales SG&A expenses were 1.9% for the second quarter of 2009 compared with the 2.0% for the second quarter of 2008. The impact of the price inflation associated with SCHIP favorably impacted SG&A expenses as a percentage of total net sales by approximately 20 basis points.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.4 million for both the three months ended June 30, 2009 and the same period in 2008. Average borrowings for the three months ended June 30, 2009 were $5.3 million compared to $9.9 million for the same period in 2008. During the second quarter of 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 1.7% compared to 3.9% for the same period in 2008. The decline in interest rates was the result of general decreases in both bank prime and LIBOR borrowing rates.

Interest Income. For the three months ended June 30, 2009 interest income was $0.1 million compared to $0.4 million for the same period in 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. The interest income was lower in 2009 due primarily to a reduction in prevailing interest rates.

Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction gains of $2.4 million for the three months ended June 30, 2009 compared to losses of $0.1 million for the same period in 2008. The fluctuation was due primarily to the weakening of the Canadian dollar against the U.S. dollar. For the three months ended June 30, 2009, the average Canadian/United States exchange rate was $1.1670 as compared to $1.0099 for the same period in 2008.

Income Taxes. Our effective tax rate was 38.2% for the three months ended June 30, 2009 compared to 33.7% for the same period in 2008. There was no tax benefit or interest related to the expiration of the statute of limitations for uncertain tax positions included in the provision for income taxes for the three months ended June 30, 2009. The provision for income taxes for the three months ended June 30, 2008 includes a $0.6 million benefit related primarily to the expiration of the statute of limitations for certain tax positions.

Comparison of the six months ended June 30, 2009 and 2008(1)

	2009 Increase (Decrease) (in millions)	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
		Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$223.6	$3,103.6	100.0%	—	$2,880.0	100.0%	—
Net sales—Cigarettes	213.9	2,165.3	69.8	63.3	1,951.4	67.8	60.4
Net sales—Food/Non-food	9.7	938.3	30.2	36.7	928.6	32.2	39.6
Net sales, less excise taxes (2)	198.8	2,389.9	77.0	100.0	2,191.1	76.1	100.0
Gross profit	33.3	205.6	6.6	8.6	172.3	6.0	7.9
Warehousing and distribution expenses (3)	(1.7)	95.2	3.1	4.0	96.9	3.4	4.4
Selling, general and administrative expenses	4.1	69.1	2.2	2.9	65.0	2.3	3.0
Income from operations	30.8	40.2	1.3	1.7	9.4	0.3	0.4
Interest expense	—	0.9	—	—	0.9	—	—
Interest income	(0.5)	(0.2)	—	—	(0.7)	—	—
Foreign currency transaction (gains) losses, net	2.7	(1.6)	0.1	0.1	1.1	—	0.1
Income before income taxes	33.0	41.1	1.3	1.7	8.1	0.3	0.4
Net income	22.3	27.5	0.9	1.2	5.2	0.2	0.2

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)

(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

Net Sales. Net sales increased by $223.6 million, or 7.8%, to $3,103.6 million for the six months ended June 30, 2009 from $2,880.0 million for the same period in 2008. On a constant currency basis, net sales increased by 10.6% during the first six months of 2009 as compared to 2008. This increase was attributable primarily to approximately $207.0 million in price inflation due to manufacturer price increases that resulted in response to the SCHIP legislation and sales from the New England division. The increase in net sales was also impacted by one less workday in the first six months of this year compared with the same period last year. The significant cigarette price inflation that is included in our net sales impacts certain period over period comparisons on a percent of net sales basis.

Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2009 increased by $213.9 million, or 11.0%, to $2,165.3 million from $1,951.4 million for the same period in 2008. Net cigarette sales for the six months ended June 30, 2009 increased 13.9% on a constant currency basis. The increase in net cigarette sales for the first six months of 2009 was driven by a 14.7% increase in the average sales price per carton due primarily to manufacturer price increases and sales from our New England division, partially offset by a decline of carton sales of 3.3%. Carton sales in the United States declined 9.0% in the first six months of 2009, excluding the New England division, due in part to the significant price increases during 2009. Carton sales in Canada increased 11.6% primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 69.8% for the six months ended June 30, 2009 compared to 67.8% for the same period in 2008. This increase was due primarily to the significant price inflation in sales prices that resulted from the manufacturers’ price increases in response to the SCHIP legislation.

Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the six months ended June 30, 2009 increased $9.7 million, or 1.0%, to $938.3 million from $928.6 million for the same period in 2008. On a constant currency basis, net sales of food and non-food products increased 3.9% during the first six months of 2009 as compared to 2008. This increase was due primarily to sales from the addition of our New England division and increases in net sales from the food and other tobacco products categories somewhat offset by declines in the health and beauty, general and beverages categories. Total net sales of food and non-food products as a percentage of total net sales were 30.2% for six months ended June 30, 2009 compared to 32.2% for the same period in 2008.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the six months ended June 30, 2009 increased by $33.3 million, or 19.3%, to $205.6 million from $172.3 million for the same period in 2008. Gross profit for the six months ended June 30, 2009 was significantly higher compared to the same period in 2008 as we realized $35.2 million of cigarette inventory holding profits from increased cigarette prices by manufacturers in response to the increase in federal excise tax mandated by the SCHIP legislation, offset by $11.5 million of related floor stock tax.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2009 and 2008(1):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$3,103.6	100.0%	—	$2,880.0	100.0%	—
Net sales, less excise taxes (2)	2,389.9	77.0	100.0%	2,191.1	76.1	100.0%
Components of Gross Profit:
Cigarette inventory holding profits	35.2	1.13	1.47	1.4	0.05	0.06
Federal floor stock tax (3)	(11.5)	(0.37)	(0.48)	—	—	—
LIFO expense	(5.1)	(0.16)	(0.21)	(4.7)	(0.16)	(0.21)
Remaining gross profit (4)	187.0	6.02	7.82	175.6	6.09	8.01

Gross profit	$205.6	6.62%	8.60%	$172.3	5.98%	7.86%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)
(3)	In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The floor stock tax was recorded as an increase to our cost of goods sold as the related inventory was sold in the second quarter of 2009.
(4)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 6.02% of total net sales for the six months ended June 30, 2009 compared with 6.09% for the same period in 2008. The cigarette price inflation associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 43 basis points for the first half of 2009.

Cigarette remaining gross profit increased approximately 19.95% on a cents per carton basis for the first six months of 2009 compared with the same period in 2008 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. As a percentage of net sales, remaining gross profit of our food/non-food category increased approximately 20 basis points for the first six months of 2009 to 13.67% compared with 13.47% for the same period in 2008. This increase was due primarily to the addition of our New England division, higher net margins primarily in our food and other tobacco categories and lower inventory shrinkage offset by lower floor gains this year.

For the six months ended June 30, 2009, our remaining gross profit for food/non-food declined to approximately 68.7% compared to 71.2% for the same period in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in the first half of 2009.

Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. Operating expenses increased $2.5 million, or 1.5%, to $165.4 million for the six months ended June 30, 2009 from $162.9 million for the same period in 2008. The increase in operating expenses was driven by a 6.3% increase in selling general and administrative expenses, partially offset by a 1.8% decrease in warehousing and distribution expenses. As a percentage of net sales, total operating expenses were

5.3% for the six months ended June 30, 2009 compared to 5.7% for the same period in 2008. Operating expenses, as a percent to total net sales, were favorably impacted by approximately 38 basis points due to the SCHIP price inflation which increased our total net sales.

Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $1.7 million, or 1.8%, to $95.2 million for the six months ended June 30, 2009 from $96.9 million for the same period in 2008. As a percentage of net sales, warehousing and distribution expenses were 3.1% for the six months ended June 30, 2009 compared with 3.4% for the first six months of 2008. The impact of price inflation associated with SCHIP favorably impacted warehousing and distribution expenses as a percent to sales by approximately 22 basis points. Warehousing and distribution expenses as a percent to sales were also favorably impacted by lower net fuel costs and warehousing salaries, partially offset by increases in healthcare costs as a result of an increase in the frequency and severity of claims, and an increase in depreciation expense due primarily to investments in infrastructure to support our growth strategies.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.1 million, or 6.3%, to $69.1 million for the six months ended June 30, 2009 from $65.0 million for the same period in 2008. As a percent of net sales SG&A expenses were 2.2%, compared with 2.3% for the first six months of 2008. The impact of price inflation associated with SCHIP favorably impacted SG&A expenses as a percent to total net sales by approximately 16 basis points. SG&A expenses as a percentage of total net sales were also impacted by higher employee bonus expense and increases in healthcare costs as a result of an increase in the frequency and severity of claims compared to the same period in 2008.

Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.9 million for both the six months ended June 30, 2009 and June 30, 2008. Average borrowings for the six months ended June 30, 2009 were $14.4 million compared to $9.1 million for the same period in 2008. During the first six months of 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 1.9% compared to 4.5% in the same period of 2008. The decline in interest rates was the result of general decreases in both bank prime and LIBOR borrowing rates.

Interest Income. For the six months ended June 30, 2009 interest income was $0.2 million compared to $0.7 million for the same period in 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. Interest income was lower in 2009 due primarily to a reduction in prevailing interest rates.

Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction gains of $1.6 million for the six months ended June 30, 2009 compared to losses of $1.1 million for the same period in 2008. The fluctuation was due primarily to the weakening of the Canadian dollar against the U.S. dollar. For the six months ended June 30, 2009, the average Canadian/United States exchange rate was $1.2059 as compared to $1.0070 for the same period in 2008.

Income Taxes. Our effective tax rate was 33.1% for the six months ended June 30, 2009 compared to 35.8% for the same period in 2008. Included in the provision for income taxes for the six months ended June 30, 2009 was a $1.8 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and related interest of $1.0 million. The provision for income taxes for the first six months of 2008 includes a $0.5 million benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and $0.1 million of after tax interest expense.

Comparison of Sales and Gross Profit by Product Category

The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2009 and 2008 (dollars in millions) (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cigarettes
Net sales (2)	$1,209.1	$1,032.4	$2,165.3	$1,951.4
Excise taxes in sales (3)	$351.6	$332.0	$651.8	$628.6
Net sales, less excise taxes (4)	$857.5	$700.4	$1,513.5	$1,322.8
LIFO expense	$2.1	$0.9	$5.1	$1.4
Gross Profit (5)	$20.2	$27.1	$78.2	$50.5
Gross Profit % (2)	1.67%	2.62%	3.61%	2.59%
Gross Profit % less excise taxes	2.35%	3.87%	5.16%	3.82%
Remaining Gross Profit (6)	$32.5	$26.6	$58.6	$50.5
Remaining Gross Profit % (2)	2.69%	2.58%	2.71%	2.59%
Remaining Gross Profit % less excise taxes	3.79%	3.80%	3.87%	3.82%

Food/Non-food Products
Net sales	$502.7	$502.2	$938.3	$928.6
Excise taxes in Sales (3)	$34.2	$32.0	$61.9	$60.3
Net sales, less excise taxes (4)	$468.5	$470.2	$876.4	$868.3
LIFO expense	$—	$2.1	$—	$3.3
Gross Profit (7)	$67.3	$64.0	$127.4	$121.8
Gross Profit %	13.39%	12.74%	13.58%	13.12%
Gross Profit % less excise taxes	14.37%	13.61%	14.54%	14.03%
Remaining Gross Profit (6)	$68.2	$66.2	$128.4	$125.1
Remaining Gross Profit %	13.57%	13.18%	13.67%	13.47%
Remaining Gross Profit % less excise taxes	14.56%	14.08%	14.65%	14.41%

Totals
Total Net Sales (2)	$1,711.8	$1,534.6	$3,103.6	$2,880.0
Total Excise Taxes in Sales (3)	$385.8	$364.0	$713.7	$688.9
Total Net Sales, less excise taxes (4)	$1,326.0	$1,170.6	$2,389.9	$2,191.1
LIFO expense	$2.1	$3.0	$5.1	$4.7
Gross Profit (5)(7)	$87.5	$91.1	$205.6	$172.3
Gross Profit % (2)	5.11%	5.94%	6.62%	5.98%
Gross Profit % less excise taxes	6.60%	7.78%	8.60%	7.86%
Remaining Gross Profit (6)	$100.7	$92.8	$187.0	$175.6
Remaining Gross Profit % (2)	5.88%	6.05%	6.02%	6.09%
Remaining Gross Profit % less excise taxes	7.59%	7.93%	7.82%	8.01%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)	Cigarette net sales include the impact of price inflation primarily associated with the implementation of SCHIP. This price inflation was approximately $170.8 million and $207.0 million for the three and six months ended June 30, 2009, respectively. Our gross profit percentages for the three and six months ended June 30, 2009 were negatively impacted by SCHIP price inflation.
(3)	Excise taxes included in our net sales consist of state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since our gross profit dollars generally remain the same.
(4)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

(5)	Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases and increases in state and provincial excise taxes (ii) federal excise floor taxes and (iii) LIFO effects. Cigarette holding profits for the three months ended June 30, 2009 were $0.4 million compared to $1.3 million for the same period in 2008, and $35.2 million for the six months ended June 30, 2009 compared to $1.4 million for the same period in 2008. The increase in cigarette inventory holding profits for six months ended June 30, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the three and six months ended June 30, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.
(6)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.
(7)	Food/Non-Food gross profit includes (i) holding profits related to manufacturer price increases (ii) increases in state and provincial excise taxes (iii) federal excise floor taxes and (iv) LIFO effects. Included in Food/Non-Food gross profit for the three and six months ended June 30, 2009 is $0.9 million of federal excise floor taxes related to SCHIP.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2009 were $14.1 million compared to $21.9 million as of June 30, 2008. Our restricted cash as of June 30, 2009 was $14.1 million as compared to $12.9 million as of June 30, 2008. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.

Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the six months ended June 30, 2009, our cash flows from operating activities provided $15.0 million and we had $187.7 million of borrowing capacity available in our revolving credit facility as of June 30, 2009.

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

Cash flows from operating activities

Net cash provided by operating activities increased by $3.2 million to $15.0 million for the six months ended June 30, 2009 compared with $11.8 million for the same period in 2008. The increase in net cash flows provided by operations was due primarily to higher net income in the first six months of 2009 compared to the same period in 2008. This increase was driven primarily by income from manufacturers’ price increases related to SCHIP legislation, offset by the federal excise floor tax. This income funded the increases in working capital primarily inventory and accounts receivable that resulted from cigarette price inflation.

Cash flows from investing activities

Net cash used in investing activities decreased by $25.8 million to $10.7 million for the six months ended June 30, 2009 compared with $36.5 million for the same period in 2008. This decrease was due primarily to the acquisition of AMD in June 2008. We paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures increased by $0.4 million to $8.4 million in the first six months of 2009. We estimate that fiscal 2009 capital expenditures will approximate $24 million.

Cash flows from financing activities

Net cash from financing activities decreased by $31.7 million to a net cash usage of $6.1 million for the six months ended June 30, 2009 compared with net cash provided of $25.6 million for the same period in 2008. We had net repayments on our revolving line of credit of $4.9 million during the six months ended June 30, 2009 compared to $34.2 million of net borrowings during the same period in 2008 due primarily to the AMD acquisition. Additionally, included in financing activities for the six months ended June 30, 2009 was approximately $2.2 million of cash payments compared to $6.9 million for the same period in 2008 to repurchase our common stock pursuant to our share repurchase program authorized on March 12, 2008.

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

Amounts borrowed, outstanding letters of credit, and amounts available to borrow under the Credit Facility were as follows (in millions):

	June 30, 2009	December 31, 2008
Amounts borrowed	$25.1	$30.0

Outstanding letters of credit	$27.9	$24.4

Amounts available to borrow	$187.7	$186.0

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2009, we are in compliance with all of the covenants under the Credit Facility.

Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2009 and 2008 was 1.7% and 3.9%, respectively, and for the six months ended June 30, 2009 and 2008 was 1.9% and 4.5%, respectively. We paid total unused facility fees of $0.1 million for both the three months ended June 30, 2009 and 2008, and $0.3 million for the both the six months ended June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows and results of operations.

Forward-Looking Trend and Other Information

Cigarette Industry Trends

Cigarette Consumption

Aggregate cigarette consumption has declined since 1980. Prior to 2007, our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience retail cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007 and have continued to decline through the first six months of 2009. We believe this trend is driven principally by an increasing decline in overall consumption due to factors such as increasing legislative controls which regulate cigarette sales and where the consumer may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Cigarette Regulation

In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. The impact of this new legislation and its associated regulations on our business is not yet known.

Excise Taxes

Cigarette and tobacco products are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. We increase cigarette prices as excise tax increases are assessed on cigarette products which we sell. As a result, generally, increases in excise taxes do not decrease overall gross profit dollars in the same proportion, which will result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes from 39¢ to $1.01 per pack of cigarettes effective April 1, 2009. This increase in excise taxes increased our working capital requirements, and we believe it will contribute to a further decline in consumer cigarette consumption which will adversely impact our cigarette carton sales and could result in a decrease of our gross profit as a percentage of sales.

Cigarette Inventory Holding Profits

Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits have averaged approximately $5.1 million per year from 2005 to 2008. For the six months ended June 30, 2009 our cigarette inventory holding profits net of FET tax payable associated with the SCHIP legislation were $23.7 million, or 11.5%, of our gross profit, as compared to $1.4 million, or 0.8%, of our gross profit for the same period in 2008. The significant holding profits in the first six months of 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation. It is difficult to predict whether cigarette inventory holding profits will occur in the future since they are dependent on the actions of cigarette manufacturers and taxing authorities.

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

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those discussed in such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain and recent economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market and collective bargaining agreements; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management and key personnel; integration of acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto including the Family Smoking Prevention and Tobacco Control Act which was signed into law in June 2009 which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the United States; earthquake and natural disaster damage; failure or disruptions to our information systems; a general decline in cigarette sales volume; competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with SEC on March 13, 2009 did not change materially during the six months ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.

ITEM 1A.	RISK FACTORS

Except for the risk factor discussed below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.

We have updated the following Risk Factor included in our Form 10-K for the year ended December 31, 2008.

Legislation and other matters are negatively affecting the cigarette and tobacco industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet, and other tobacco product regulation. For example, the United States Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. This new legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such product. In British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Other states and provinces may adopt similar legislation and initiate similar lawsuits. Furthermore, in Alberta, Canada, the Tobacco Reduction Act was passed in 2008 to prohibit the sale of all cigarette and tobacco products from all health-care facilities, public post-secondary campuses, pharmacies and stores containing a pharmacy effective January 1, 2009. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and sales outside of legitimate channels.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

Calendar Month/ Period in which purchases were made:	Total Number of Shares Repurchased (1)	Average Cost per Share (2)	Total Cost of Purchased Shares (in millions)	Maximum Repurchases Allowed (in millions) (3)
Apr 1, 2009 to Apr 30, 2009	—	$—	$—	$19.0
May 1, 2009 to May 31, 2009	98,646	22.77	2.2	16.8
Jun 1, 2009 to Jun 30, 2009	—	—	—	16.8

Total Repurchases for the three months ended June 30, 2009	98,646	$22.77	$2.2	$16.8

(1)	All purchases were made as part of the share repurchase program announced on March 14, 2008, as described in footnote 11.
(2)	Includes related transaction fees.
(3)	On March 12, 2008, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. We have been funding the majority of the share repurchases from excess cash. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF OUR SECURITY HOLDERS

We held our 2009 annual meeting of stockholders on June 2, 2009. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

The following individuals were elected by holders of our common stock as our directors to serve for a one-year term until the 2010 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Robert A. Allen	7,287,573	670,890	5,112	—
Stuart W. Booth	7,399,480	558,390	5,705	—
Gary F. Colter	7,372,039	585,831	5,705	—
L. William Krause	7,354,469	603,401	5,705	—
Harvey L. Tepner	7,359,127	598,849	5,599	—
Randolph I. Thornton	7,335,729	622,142	5,704	—
J. Michael Walsh	7,369,266	588,605	5,704	—

Proposal II:

Deloitte & Touche LLP has been duly ratified as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. The following constitutes the number of shares voted for the ratification of the selection of Deloitte & Touche LLP:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Deloitte & Touche LLP	7,411,410	12,750	539,415	—

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: August 6, 2009	By:	/s/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 6, 2009	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer