Form 10-Q
period 2009-09-30
Core-Mark Holding Company, Inc.
filed 2009-11-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51515

CORE-MARK HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1489747 (IRS Employer Identification No.)

395 Oyster Point Boulevard, Suite 415 South San Francisco, CA (Address of principal executive offices)	94080 (Zip Code)
(650) 589-9445
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of October 30, 2009, 10,438,517 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21.3	$15.7
Restricted cash	14.4	11.4
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $8.8 million, respectively	165.0	146.9
Other receivables, net	41.7	34.1
Inventories, net (Note 3)	221.4	238.4
Deposits and prepayments	32.2	26.5
Deferred income taxes	10.5	12.2

Total current assets	506.5	485.2

Property and equipment, net	80.1	74.2
Deferred income taxes	9.0	12.1
Goodwill	3.7	3.7
Other non-current assets, net	34.3	37.4

Total assets	$633.6	$612.6

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$72.6	$66.0
Book overdrafts	13.9	17.8
Cigarette and tobacco taxes payable	104.7	103.2
Accrued liabilities	64.1	58.1
Income taxes payable	0.3	—
Deferred income taxes	1.8	1.6

Total current liabilities	257.4	246.7

Long-term debt, net (Note 5)	0.8	30.8
Other long-term liabilities	7.8	11.1
Claims liabilities, net of current portion	32.1	31.3
Pension liabilities	19.5	19.1

Total liabilities	317.6	339.0

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 10,923,871 and 10,746,416 shares issued; and 10,428,509 and 10,349,700 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	0.1	0.1
Additional paid-in capital	213.7	209.3
Treasury stock at cost, 495,362 and 396,716 shares of common stock at September 30, 2009 and December 31, 2008, respectively	(13.2)	(11.0)
Retained earnings	121.1	82.3
Accumulated other comprehensive loss	(5.7)	(7.1)

Total stockholders’ equity	316.0	273.6

Total liabilities and stockholders’ equity	$633.6	$612.6

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$1,776.1	$1,672.7	$4,879.7	$4,552.7
Cost of goods sold	1,674.2	1,578.8	4,572.2	4,286.5

Gross profit	101.9	93.9	307.5	266.2

Warehousing and distribution expenses	51.1	54.3	146.3	151.2
Selling, general and administrative expenses	34.2	30.5	103.3	95.5
Amortization of intangible assets	0.5	0.5	1.6	1.5

Total operating expenses	85.8	85.3	251.2	248.2

Income from operations	16.1	8.6	56.3	18.0
Interest expense	0.4	0.7	1.3	1.6
Interest income	—	(0.2)	(0.2)	(0.9)
Foreign currency transaction (gains) losses, net	(0.4)	1.5	(2.0)	2.6

Income before income taxes	16.1	6.6	57.2	14.7
Provision for income taxes (Note 6)	4.8	1.3	18.4	4.2

Net income	$11.3	$5.3	$38.8	$10.5

Basic income per common share (Note 7)	$1.08	$0.51	$3.71	$1.00
Diluted income per common share (Note 7)	$1.02	$0.49	$3.59	$0.95

Basic weighted average shares (Note 7)	10.5	10.4	10.5	10.5
Diluted weighted average shares (Note 7)	11.0	10.9	10.8	11.0
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$38.8	$10.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	5.3	10.8
Amortization of debt issuance costs	0.4	0.4
Amortization of stock-based compensation expense	3.8	2.8
Bad debt expense, net	1.4	1.1
Depreciation and amortization	13.6	12.9
Foreign currency transaction (gains) losses, net	(2.0)	2.6
Deferred income taxes	4.9	—
Changes in operating assets and liabilities:
Accounts receivable	(17.8)	(16.4)
Other receivables	(6.7)	(2.6)
Inventories	16.6	(28.5)
Deposits, prepayments and other non-current assets	(6.1)	(5.9)
Accounts payable	5.2	24.4
Cigarette and tobacco taxes payable	(3.3)	7.8
Pension, claims and other accrued liabilities	1.8	3.2
Income taxes payable	0.1	0.1

Net cash provided by operating activities	56.0	23.2

Cash flows from investing activities:
Restricted cash	(1.5)	(1.6)
Acquisition of business, net of cash acquired	—	(26.4)
Additions to property and equipment, net	(13.5)	(13.9)
Capitalization of software	(0.3)	(0.7)

Net cash used in investing activities	(15.3)	(42.6)

Cash flows from financing activities:
(Repayments) borrowing under revolving credit facility, net	(30.0)	27.8
Repurchases of common stock shares (treasury stock)	(2.2)	(11.0)
Proceeds from exercise of common stock options	1.0	2.5
Tax withholdings related to net share settlements of restricted stock units	(0.3)	—
Excess tax deductions associated with stock-based compensation	0.2	0.6
Decrease in book overdrafts	(4.0)	(6.8)

Net cash (used in) provided by financing activities	(35.3)	13.1

Effects of changes in foreign exchange rates	0.2	(1.1)

Increase (decrease) in cash and cash equivalents	5.6	(7.4)
Cash and cash equivalents, beginning period	15.7	21.3

Cash and cash equivalents, end of period	$21.3	$13.9

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$11.5	$5.8
Interest	$0.8	$1.1
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements.
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
Management has evaluated subsequent events through November 5, 2009 and has made all relevant disclosures.
2. Recent Accounting Pronouncements
On July 1, 2009, we adopted Accounting Standards Update (ASU) No. 2009-1, “Topic 105- Generally Accepted Accounting Principles,” which amended Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” to establish the Codification as the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (FASB) to be applied by all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date, the Codification superseded all then existing non-SEC accounting and reporting standards. The adoption of these sections did not have a material impact on our consolidated financial statements.
3. Inventories
Net income reflects the application of the last-in, first-out (LIFO) method of valuing inventories in the United States based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (FIFO) basis as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income, while lower costs are retained in inventories. We recorded LIFO expense of $0.2 million for the three months ended September 30, 2009 and $6.0 million for the same period in 2008, and $5.3 million and $10.7 million for the first nine months of 2009 and 2008, respectively.

4. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$11.3	$5.3	$38.8	$10.5
Foreign currency translation adjustment	1.4	(0.2)	1.4	(0.4)

Total comprehensive income	$12.7	$5.1	$40.2	$10.1

5. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2009	2008
Amounts borrowed (Credit Facility)	$—	$30.0
Notes payable (Capitalized lease equipment)	0.8	0.8

Total long-term debt, net	$0.8	$30.8

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
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	September 30,	December 31,
	2009	2008
Amounts borrowed	$—	$30.0

Outstanding letters of credit	$26.1	$24.4

Amounts available to borrow	$217.2	$186.0

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2009, we are in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2009 was 2.7% and 3.9% for the same period in 2008, and for the nine months ended September 30, 2009 was 1.9% and 4.1% for the same period in 2008. We paid total unused facility fees of $0.1 million for both the three months ended September 30, 2009 and 2008 and $0.4 million for both the nine months ended September 30, 2009 and 2008.

6. Income Taxes
Our effective tax rate was 29.8% for the three months ended September 30, 2009 compared to 19.7% for the same period in 2008. Included in the provision for income taxes for the three months ended September 30, 2009 was a $1.4 million net benefit compared to a $1.3 million net benefit for the three months ended September 30, 2008. The net benefits relate primarily to the expiration of the statute of limitations for uncertain tax positions, adjustments of prior year’s estimates and state tax credits claimed for prior years.
Our effective tax rate was 32.2% for the nine months ended September 30, 2009 compared to 28.6% for the same period in 2008. Included in the provision for income taxes for the nine months ended September 30, 2009 was a $4.1 million net benefit, inclusive of a net interest recovery of $1.2 million related to unrecognized tax benefits, compared to a net benefit of $1.7 million, inclusive of net interest expense of $0.1 million, for the nine months ended September 30, 2008. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions, adjustments of prior year’s estimates and state tax credits claimed for prior years.
At September 30, 2009, the total gross amount of unrecognized tax benefits, which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $3.9 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $3.1 million as of September 30, 2009. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $2.7 million through September 30, 2010.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 to 2008 tax years remain subject to examination by federal and state tax authorities. The 2004 and 2005 tax years are still open for certain state tax authorities. The 2002 to 2008 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination was finalized in 2009 and resulted in no significant adjustments.
7. Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,
	2009			2008
		Weighted	Net Income		Weighted	Net Income
	Net	Average Shares	Per Common	Net	Average Shares	Per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$11.3	10.5	$1.08	$5.3	10.4	$0.50
Effect of dilutive common share equivalents:
Stock options		0.2	(0.02)		0.2	(0.01)
Unvested restricted stock units		—	(0.01)		—	—
Warrants		0.3	(0.03)		0.3	(0.01)

Diluted EPS	$11.3	11.0	$1.02	$5.3	10.9	$0.48

	Nine Months Ended September 30,
	2009			2008
		Weighted	Net Income		Weighted	Net Income
	Net	Average Shares	Per Common	Net	Average Shares	Per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$38.8	10.5	$3.71	$10.5	10.5	$0.99
Effect of dilutive common share equivalents:
Stock options		0.2	(0.06)		0.2	(0.02)
Unvested restricted stock units		—	(0.01)		—	—
Warrants		0.1	(0.05)		0.3	(0.03)

Diluted EPS	$38.8	10.8	$3.59	$10.5	11.0	$0.94

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 113,162 and 260,164 anti-dilutive stock options for the three and nine months ended September 30, 2009, respectively, compared to 116,518 anti-dilutive stock options for the three and nine months ended September 30, 2008. There were no anti-dilutive warrants for the three and nine months ended September 30, 2009 and 2008, respectively.

8. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.4 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $6.0 million at September 30, 2009. This balance is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes the activity for all stock options, restricted stock units (RSU), and performance shares under all of our Long-Term Incentive Plans (LTIP) for the nine months ended September 30, 2009:

		December 31, 2008		2009						September 30, 2009
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSU	41,978	$0.01	—	$—	(28,950)	$0.01	—	$—	13,028	$0.01	10,521	$0.01
	Options	593,290	17.39	2,543	19.19	(61,963)	15.50	(1,000)	36.03	532,871	17.58	520,049	17.24
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSU	38,472	0.01	134	0.01	(14,930)	0.01	—	0.01	23,676	0.01	20,438	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP(1)	RSU	146,994	0.01	126,465	0.01	(72,518)	0.01	—	0.01	200,941	0.01	16,316	0.01
	Options	199,145	29.39	143,634	19.19	(2,322)	25.81	(7,165)	29.48	333,292	25.02	127,320	30.01
	Pref. Shares	27,500	0.01	83,025	0.01	(15,811)	0.01	—	0.01	94,714	0.01	—	0.01

Total		1,092,380		355,801		(196,494)		(8,165)		1,243,522		739,644

Note:	Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees, and non-employee directors.
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

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.5	$1.6
Expected return on plan assets	(0.3)	(0.5)	(1.1)	(1.7)
Amortization of net actuarial loss	—	—	0.2	—

Net periodic benefit cost	$0.2	$—	$0.6	$(0.1)

OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.3	$0.3
Amortization of net actuarial loss	—	—	0.1	—

Net periodic benefit cost	$0.1	$0.1	$0.4	$0.3

During the three and nine months ended September 30, 2009, contributions of $0.3 million and $0.7 million, respectively, were made to our pension and post-retirement benefit plans through a reduction from our carryover credit balance of $0.9 million from prior years. We contributed $0.2 million to these plans during the three and nine months ended September 30, 2008.
During the fourth quarter of 2009, we expect to make a contribution of at least $0.2 million to our pension and post-retirement benefit plans which will most likely be applied as a reduction to our carryover credit balance.
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
As of September 30, 2009, we operated 26 distribution centers (including two distribution facilities we operated as a third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the United States and four in Canada. Two of the facilities we operated in the United States are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers, including the two distribution facilities we operated as a third-party logistics provider.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments into two geographic reporting segments (United States and Canada), based on the different economic characteristics and regulatory environments of both countries. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations, and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2008. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2009.

Information about our business operations based on the two geographic reporting segments follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Sales:
United States(1)	$1,484.4	$1,399.6	$4,147.6	$3,801.6
Canada	286.2	266.4	719.8	732.5
Corporate Adjustments & Eliminations	5.5	6.7	12.3	18.6

Total	$1,776.1	$1,672.7	$4,879.7	$4,552.7

Income before income taxes:
United States(2)	$11.7	$8.6	$57.5	$18.1
Canada	(0.6)	(1.8)	(2.2)	(4.3)
Corporate Adjustments & Eliminations	5.0	(0.2)	1.9	0.9

Total	$16.1	$6.6	$57.2	$14.7

Interest expense:
United States	$5.2	$5.5	$15.7	$14.8
Canada	0.1	0.2	0.5	0.6
Corporate Adjustments & Eliminations	(4.9)	(5.0)	(14.9)	(13.8)

Total	$0.4	$0.7	$1.3	$1.6

Interest income:
United States	$—	$(0.1)	$—	$(0.1)
Canada	(0.1)	0.1	(0.1)	(0.1)
Corporate Adjustments & Eliminations	0.1	(0.2)	(0.1)	(0.7)

Total	$—	$(0.2)	$(0.2)	$(0.9)

Depreciation and amortization:
United States	$3.2	$3.2	$9.6	$9.2
Canada	0.5	0.5	1.7	1.5
Corporate Adjustments & Eliminations	0.8	0.8	2.3	2.2

Total	$4.5	$4.5	$13.6	$12.9

(1)	Includes approximately $169.9 million of increased sales resulting from manufacturers’ cigarette price increases in response to SCHIP legislation in the three months ended September 30, 2009 and approximately $376.9 million in the nine months ended September 30, 2009.

(2)	Includes $23.6 million of income for the nine months ended September 30, 2009 consisting of $35.1 million of cigarette holding profits due primarily to manufacturers’ price increases in response to the SCHIP legislation less $11.5 million of federal excise floor taxes. (Please refer to disclosures on the SCHIP legislation and its impact in the MD&A section of this Quarterly Report on Form 10-Q).
Identifiable assets by geographic reporting segments (in millions):

	September 30,	December 31,
	2009	2008
Identifiable Assets:
United States	$545.4	$530.7
Canada	88.2	81.9

Total	$633.6	$612.6

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cigarettes(1)	$1,250.1	$1,144.9	$3,415.4	$3,096.3

Food	198.7	194.4	550.9	530.7
Candy	106.4	106.6	307.5	306.3
Other Tobacco Products	116.4	110.4	322.2	302.6
Health, Beauty & General	52.4	56.4	154.9	164.4
Non-Alcoholic Beverages	50.9	59.8	125.6	148.4
Equipment/Other	1.2	0.2	3.2	4.0

Total Food/Non-Food Products	$526.0	$527.8	$1,464.3	$1,456.4

Total Net Sales	$1,776.1	$1,672.7	$4,879.7	$4,552.7

(1)	Includes approximately $169.9 million of increased sales resulting from manufacturers’ cigarette price increases in response to SCHIP legislation in the three months ended September 30, 2009 and approximately $376.9 million in the nine months ended September 30, 2009.
11. Repurchase of Common Stock
In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be purchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We plan to fund the majority of the share repurchases from available cash. Our Credit Facility was amended in March 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program. As of September 30, 2009 there was $16.8 million available for future share repurchases under the program.
During the three months ended September 30, 2009 no shares of common stock were repurchased and during the nine months ended September 30, 2009 we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the three months ended September 30, 2008 we repurchased 128,631 shares of common stock at an average price of $26.92 per share for a total cost of $3.5 million and for the nine months ended September 30, 2008 we repurchased 396,716 shares of common stock under the share repurchase program at an average price of $27.66 per share for a total cost of $11.0 million.
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
13. New Legislation
In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes (FET) levied on manufacturers of cigarettes from 39¢ to $1.01 per pack, effective April 1, 2009. The SCHIP also imposed a one-time floor stock tax on cigarettes and certain other tobacco products held for sale on April 1, 2009. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected in cost of goods sold for the second quarter of 2009.
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (FDA) the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. To date this legislation and its associated regulations have not had a material impact on our business.

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
Third Quarter Overview
Net sales for the third quarter of 2009 increased 6.2% to $1.78 billion compared to $1.67 billion for the third quarter last year. Sales of cigarettes and other tobacco products increased in absolute dollars, primarily as a result of price increases by U.S. cigarette manufacturers in response to the federal excise taxes levied on manufacturers by the SCHIP legislation that became effective April 1, 2009. We believe these significant price increases contributed to the drop in our U.S. cigarette carton sales which declined 12.3% for the quarter. This decrease was partially offset by a 13.5% increase in Canadian cartons sales, driven by market share gains in Toronto and other parts of Ontario. We expect consumption trends will continue to be negatively impacted by rising prices and legislative actions that regulate where a consumer can smoke. This may adversely impact our cigarette carton volume, primarily in the U.S., for the remainder of 2009.
Sales of our food/non-food products for the third quarter of 2009 declined slightly to $526.0 million compared with $527.8 million for the same period last year. We believe the ongoing general weakness in the economy negatively impacted our overall sales in this category as consumers curtailed discretionary spending and certain products, such as dairy, experienced price deflation. Additionally, sales in our beverages category declined in the third quarter due to distribution and marketing changes by some of the retail beverage manufacturers. Despite these challenging times, we experienced sales growth in the third quarter from our marketing initiatives that focus on fresh foods and vendor consolidation.
We continue to monitor current macroeconomic conditions including consumer confidence, employment and inflation/deflation. If consumer spending declines further and/or the current decline persists for a prolonged period of time, our sales and associated gross profit could be negatively impacted in future quarters. Conversely, if consumer confidence and employment conditions improve, our results could benefit.
Operating income for the third quarter of 2009 increased by $7.5 million to $16.1 million from $8.6 million for the same period in 2008. This increase included a $5.8 million reduction in LIFO expense resulting from lack of inflation primarily in our food/non-food categories offset by a $0.3 million reduction in cigarette holding profits. Excluding these items from both periods, operating income for the third quarter of 2009 increased by $2.0 million, or 13.9%, to $16.4 million as compared to $14.4 million for the same period in 2008. This increase in operating income was due primarily to a $2.5 million increase in remaining gross profit offset by an increase of $0.5 million in operating expenses. Higher cigarette gross profit was partially offset by a decrease in our food/non-food remaining gross profit resulting primarily from a decline in floor stock income which we typically recognize as our vendors increase their prices. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.
The slight increase in our operating expenses resulted from salary merit increases, higher incentive based compensation, a decrease in vendor support funds and investments in our selling and operational support infrastructure. These were offset by lower net fuel costs and increased operating efficiencies at certain divisions. Inflation in future fuel costs or reductions in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.

Business Developments
Impact of the Passage of Family Smoking Prevention and Tobacco Control Act
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date this legislation and its associated regulations have not had a material impact on our business.
Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program
In February 2009, the State Children’s Health Insurance Program (SCHIP) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices that resulted in an increase of approximately 28.0% on Core-Mark’s product purchases. We believe these price increases were in response to the passage of the SCHIP legislation and have beneficially impacted sales by approximately $169.9 million in our third quarter of 2009 and approximately $376.9 million for the first nine months of 2009. These price increases resulted in cigarette inventory holding profits net of FET taxes associated with the SCHIP legislation of $23.6 for the nine months ended September 30, 2009. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold for the second quarter of 2009.
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
Share Repurchase Program
In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases under the program, and plan to fund any future repurchases, from available cash. Our Credit Facility was amended to allow us to execute the share repurchase program. As of September 30, 2009 there was $16.8 million available for future share repurchase under the program. During the three months ended September 30, 2009, no shares of common stock were repurchased and during the nine months ended September 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the three months ended September 30, 2008, we repurchased 128,631 shares of common stock at an average price of $26.92 per share for a total cost of $3.5 million and for the nine months ended September 30, 2008, we repurchased 396,716 shares of common stock under the share repurchase program at an average price of $27.66 per share for a total cost of $11.0 million.
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

Results of Operations
Comparison of the three months ended September 30, 2009 and 2008(1)

		Three Months Ended			Three Months Ended
	2009	September 30, 2009			September 30, 2008
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net Sales	$103.4	$1,776.1	100.0%	—	$1,672.7	100.0%	—
Net sales — Cigarettes	105.2	1,250.1	70.4	64.2%	1,144.9	68.5	60.7%
Net sales — Food/Non-food	(1.8)	526.0	29.6	35.8	527.8	31.5	39.3
Net sales, less excise taxes (2)	106.2	1,364.0	76.8	100%	1,257.8	75.2	100.0
Gross profit	8.0	101.9	5.7	7.5	93.9	5.6	7.5
Warehousing and distribution expenses (3)	(3.2)	51.1	2.9	3.7	54.3	3.3	4.3
Selling, general and administrative expenses	3.7	34.2	1.9	2.5	30.5	1.8	2.4
Income from operations	7.5	16.1	0.9	1.2	8.6	0.5	0.7
Interest expense	(0.3)	0.4	—	—	0.7	—	0.1
Interest (income)	(0.2)	—	—	—	(0.2)	—	—
Foreign currency transaction (gains) losses, net	(1.9)	(0.4)	—	—	1.5	0.1	0.1
Income before taxes	9.5	16.1	0.9	1.2	6.6	0.4	0.5
Net income	6.0	11.3	0.6	0.8	5.3	0.3	0.4

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)

(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.
Net Sales. Net sales increased by $103.4 million, or 6.2%, to $1,776.1 million for the three months ended September 30, 2009 from $1,672.7 million for the same period in 2008. On a constant currency basis, net sales increased by 7.1% during the third quarter of 2009 as compared to 2008. The absolute dollar increase was attributable primarily to approximately $169.9 million resulting from manufacturer price increases in response to the SCHIP legislation, partially offset by a reduction in the volume of cigarette carton sales. The significant cigarette price increases and the resulting increase in our net sales impact certain period over period comparisons on a percent of net sales basis.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2009 increased by $105.2 million, or 9.2%, to $1,250.1 million. Net cigarette sales for the three months ended September 30, 2009 increased 10.2% on a constant currency basis. The increase in net cigarette sales for the third quarter of 2009 was driven by a 21.2% increase in the average sales price per carton due primarily to manufacturer price increases, partially offset by a decline in overall cigarette carton sales of 9.9%. Carton sales in the United States declined 12.3% in the third quarter of 2009. We believe this is due in part to the significant price increases during 2009. Carton sales in Canada increased 13.5% primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 70.4% for the three months ended September 30, 2009 compared to 68.5% for the same period in 2008. The increase was due primarily to the significant price increases from manufacturers in response to the SCHIP legislation.
Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the three months ended September 30, 2009 decreased by $1.8 million, to $526.0 million from $527.8 million for the same period in 2008. The decrease was due primarily to declines in our beverages, health, beauty and general product categories offset by an increase in our other categories. Total net sales of food and non-food products as a percentage of total net sales were 29.6% for three months ended September 30, 2009 compared to 31.5% for the same period in 2008.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended September 30, 2009 increased by $8.0 million, or 8.5%, to $101.9 million from $93.9 million for the same period in 2008.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2009 and 2008(1):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			% of Net			% of Net
	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net sales	$1,776.1	100.0%	—	$1,672.7	100.0%	—
Net sales, less of excise taxes (2)	1,364.0	76.8	100.0%	1,257.8	75.2	100.0%
Components of Gross Profit:
Cigarette inventory holding (losses) profits	(0.1)	—	(0.01)	0.2	0.01	0.02
LIFO expense	(0.2)	(0.01)	(0.01)	(6.0)	(0.36)	(0.48)
Remaining gross profit (3)	102.2	5.75	7.49	99.7	5.96	7.93

Gross profit	$101.9	5.74%	7.47%	$93.9	5.61%	7.47%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)

(3)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.
Our remaining gross profit was 5.75% of total net sales for the three months ended September 30, 2009 compared with 5.96% for the same period in 2008. The cigarette price increases associated with SCHIP that increased our total net sales also reduced our remaining gross profit margin by approximately 61 basis points for the third quarter of 2009.
Cigarette remaining gross profit increased approximately 27.4% on a cents per carton basis in the third quarter of 2009 compared with the same period in 2008 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. Remaining gross profit for our food/non-food category decreased approximately 29 basis points for the third quarter of 2009 to 13.06% compared with 13.35% in the same period in 2008. The decrease in remaining gross profit percentage for the food/non-food category was due primarily to a significant reduction in floor stock income earned on vendor price increases offset by higher net margins in our food, candy and other tobacco categories in the third quarter this year.
For the three months ended September 30, 2009, our remaining gross profit for food/non-food products declined to approximately 67.2% of our total remaining gross profit compared to 70.7% for the same period in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in the third quarter of 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2009, operating expenses increased $0.5 million, or 0.6%, to $85.8 million from $85.3 million for the same period in 2008. This increase in operating expenses was driven primarily by a 12.1% increase in selling, general and administrative expenses, partially offset by a 5.9% decrease in warehousing and distribution expenses. As a percentage of net sales, total operating expenses were 4.8% for the three months ended September 30, 2009 compared to 5.1% for the same period in 2008. Operating expenses as a percent of net sales were favorably impacted by approximately 51 basis points due to the SCHIP related cigarette price increases which increased our total net sales.

Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $3.2 million, or 5.9%, to $51.1 million for the three months ended September 30, 2009 from $54.3 million for the same period in 2008. The decrease in warehousing and distribution expenses was due primarily to lower net fuel costs and increases in warehousing efficiencies at certain divisions partially offset by increases in delivery salaries and higher depreciation expense. The increase in delivery salaries is due primarily to growth in food sales at certain divisions and the increase in depreciation expense is due primarily to investments in infrastructure to support our growth strategies. As a percentage of net sales, warehousing and distribution expenses were 2.9% for the three months ended September 30, 2009 compared with 3.3% for the third quarter of 2008. The impact of SCHIP related cigarette price increases on total net sales favorably impacted warehousing and distribution expenses as a percent of sales by approximately 30 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $3.7 million, or 12.1%, to $34.2 million for the three months ended September 30, 2009 from $30.5 million for the same period in 2008. The increase in SG&A expenses is due primarily to higher employee bonus and stock-based compensation expense, higher selling salaries in certain divisions to support operational growth strategies and a reduction in vendor support funds in the third quarter of 2009 compared with the same period in 2008. As a percent of total net sales SG&A expenses were 1.9% for the third quarter of 2009 compared with 1.8% for the third quarter of 2008. The impact of the price increases associated with SCHIP favorably impacted SG&A expenses as a percentage of total net sales by approximately 20 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.4 million for the three months ended September 30, 2009 compared to $0.7 million for the same period in 2008. Average borrowings for the three months ended September 30, 2009 were $2.7 million compared to $27.1 million for the same period in 2008. During the third quarter of 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 2.7% compared to 3.9% for the same period in 2008. The decline in interest rates was the result of general decreases in both bank prime and LIBOR borrowing rates.
Interest Income. For the three months ended September 30, 2009 interest income was less than $0.1 million compared to $0.2 million for the same period in 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. The interest income was lower in 2009 due primarily to a reduction in prevailing interest rates.
Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction gains of $0.4 million for the three months ended September 30, 2009 compared to losses of $1.5 million for the same period in 2008. The fluctuation was due primarily to the level of investment in our Canadian operations and to changes in the Canadian/United States exchange rate.
Income Taxes. Our effective tax rate was 29.8% for the three months ended September 30, 2009 compared to 19.7% for the same period in 2008. The increase in our effective tax rate was due primarily to the higher level of operating income in the third quarter this year compared to the same period last year. Included in the provision for income taxes for the three months ended September 30, 2009 was a $1.4 million net benefit compared to a $1.3 million net benefit for the three months ended September 30, 2008. The net benefits relate primarily to the expiration of the statute of limitations for uncertain tax positions, adjustments of prior year’s estimates and state tax credits claimed for prior years.

Comparison of the nine months ended September 30, 2009 and 2008(1)

		Nine Months Ended			Nine Months Ended
	2009	September 30, 2009			September 30, 2008
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net Sales	$327.0	$4,879.7	100.0%	—	$4,552.7	100.0%	—
Net sales — Cigarettes	319.1	3,415.4	70.0	63.6%	3,096.3	68.0	60.5%
Net sales — Food/Non-food	7.9	1,464.3	30.0	36.4	1,456.4	32.0	39.5
Net sales, less excise taxes (2)	307.4	3,753.8	76.9	100.0	3,446.4	75.7	100.0
Gross profit	41.3	307.5	6.3	8.2	266.2	5.9	7.7
Warehousing and distribution expenses (3)	(4.9)	146.3	3.0	3.9	151.2	3.3	4.4
Selling, general and administrative expenses	7.8	103.3	2.1	2.8	95.5	2.1	2.8
Income from operations	38.3	56.3	1.2	1.5	18.0	0.4	0.5
Interest expense	(0.3)	1.3	—	—	1.6	—	0.1
Interest (income)	(0.7)	(0.2)	—	—	(0.9)	—	—
Foreign currency transaction (gains) losses, net	(4.6)	(2.0)	—	(0.1)	2.6	0.1	0.1
Income before taxes	42.5	57.2	1.2	1.5	14.7	0.3	0.4
Net income	28.3	38.8	0.8	1.0	10.5	0.2	0.3

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)

(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.
Net Sales. Net sales increased by $327.0 million, or 7.2%, to $4,879.7 million for the nine months ended September 30, 2009 from $4,552.7 million for the same period in 2008. On a constant currency basis, net sales increased by 9.4% during the first nine months of 2009 as compared to 2008. This increase was attributable primarily to approximately $376.9 million resulting from manufacturer price increases in response to the SCHIP legislation and incremental sales from the New England division which was acquired in June 2008, offset by a reduction in the volume of cigarette carton sales. The significant cigarette price increases and the resulting increase in our net sales impact certain period over period comparisons on a percent of net sales basis.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2009 increased by $319.1 million, or 10.3%, to $3,415.4 million from $3,096.3 million for the same period in 2008. Net cigarette sales for the nine months ended September 30, 2009 increased 12.5% on a constant currency basis. The increase in net cigarette sales for the first nine months of 2009 was driven by a 16.9% increase in the average sales price per carton due primarily to manufacturer price increases and sales from our New England division, partially offset by a decline of carton sales of 5.7%. Carton sales in the United States declined 9.3% in the first nine months of 2009, excluding the New England division and adjusted for workdays, due in part to the significant price increases during 2009 which led to reduced carton sales. Carton sales in Canada increased 12.3% primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 70.0% for the nine months ended September 30, 2009 compared to 68.0% for the same period in 2008. This increase was due primarily to the significant price increases from the manufacturers in response to the SCHIP legislation.
Net Sales of Food/Non-Food Products. Net sales of food and non-food products for the nine months ended September 30, 2009 increased $7.9 million, or 0.5%, to $1,464.3 million from $1,456.4 million for the same period in 2008. On a constant currency basis, net sales of food and non-food products increased 2.7% during the first nine months of 2009 as compared to 2008. This increase was due primarily to sales from the addition of our New England division and increases in net sales from the food and other tobacco products categories offset by declines in the health and beauty, general and beverage categories. Total net sales of food and non-food products as a percentage of total net sales were 30.0% for nine months ended September 30, 2009 compared to 32.0% for the same period in 2008.

Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the nine months ended September 30, 2009 increased by $41.3 million, or 15.5%, to $307.5 million from $266.2 million for the same period in 2008. Gross profit for the nine months ended September 30, 2009 was significantly higher compared to the same period in 2008 as we realized $35.1 million of cigarette inventory holding profits due primarily to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation, partially offset by $11.5 million of a net floor stock tax related to SCHIP.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2009 and 2008(1):

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			% of Net			% of Net
	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net sales	$4,879.7	100.0%	—	$4,552.7	100.0%	—
Net sales, less of excise taxes (2)	3,753.8	76.9	100.0%	3,446.4	75.7	100.0%
Components of Gross Profit:
Cigarette inventory holding profits	35.1	0.72	0.94	1.5	0.03	0.04
Net Federal Floor Stock Tax (3)	(11.5)	(0.24)	(0.31)	—	—	—
LIFO expense	(5.3)	(0.11)	(0.14)	(10.7)	(0.24)	(0.31)
Remaining gross profit (4)	289.2	5.93	7.70	275.4	6.06	7.99

Gross profit	$307.5	6.30%	8.19%	$266.2	5.85%	7.72%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category)

(3)	In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The net floor stock tax was recorded as an increase to our cost of goods sold in the second quarter of 2009.

(4)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.
Our remaining gross profit was 5.93% of total net sales for the nine months ended September 30, 2009 compared with 6.06% for the same period in 2008. The cigarette price increases associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 50 basis points for the first nine months of 2009.
Cigarette remaining gross profit increased approximately 22.8% on a cents per carton basis for the first nine months of 2009 compared with the same period in 2008 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. As a percentage of net sales, remaining gross profit of our food/non-food category for the first nine months of 2009 was 13.45% compared with 13.43% for the same period in 2008. Higher net margins in our food, candy and other tobacco product categories were offset by a significant reduction in floor stock income from vendor price increases this year.
For the nine months ended September 30, 2009, our remaining gross profit for food/non-food products declined to approximately 68.1% of our total remaining gross profit compared to 71.1% for the same period in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in the first nine months of 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. Operating expenses increased $3.0 million, or 1.2%, to $251.2 million for the nine months ended September 30, 2009 from $248.2 million for the same period in 2008. The increase in operating expenses was driven by an 8.2% increase in selling, general and administrative expenses, partially offset by a 3.2% decrease in warehousing and distribution expenses. As a percentage of net sales, total operating expenses were 5.2% for the nine months ended September 30, 2009 compared to 5.5% for the same period in 2008. Operating expenses, as a percent to total net sales, were favorably impacted by approximately 43 basis points due to the SCHIP related cigarette price increases which increased our total net sales.

Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $4.9 million, or 3.2%, to $146.3 million for the nine months ended September 30, 2009 from $151.2 million for the same period in 2008. The decrease in warehousing and distribution expenses was due primarily to lower net fuel costs and increases in warehousing efficiencies offset by increases in healthcare costs and depreciation expense; as well as the addition of our New England division. The increase in healthcare costs was due primarily to an increase in the frequency and severity of claims, and the increase in depreciation was due primarily to investments in infrastructure to support our growth strategies. As a percentage of net sales, warehousing and distribution expenses were 3.0% for the nine months ended September 30, 2009 compared with 3.3% for the first nine months of 2008. The impact of price increases associated with SCHIP favorably impacted warehousing and distribution expenses as a percent to total net sales by approximately 25 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.8 million, or 8.2%, to $103.3 million for the nine months ended September 30, 2009 from $95.5 million for the same period in 2008. The increase in SG&A expenses was due primarily to higher employee bonus and stock-based compensation and the addition of our New England division. As a percentage of net sales SG&A expenses were 2.1% for the first nine months of both 2009 and 2008. The impact of price increases associated with SCHIP favorably impacted SG&A expenses as a percent to total net sales by approximately 17 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $1.3 million for the nine months ended September 30, 2009 compared to $1.6 million for the same period in 2008. Average borrowings for the nine months ended September 30, 2009 were $10.5 million compared to $15.2 million for the same period in 2008. During the first nine months of 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 1.9% compared to 4.1% in the same period of 2008. The decline in interest rates was the result of general decreases in both bank prime and LIBOR borrowing rates. Interest expense declined period over period due primarily to lower average interest rates.
Interest Income. For the nine months ended September 30, 2009 interest income was $0.2 million compared to $0.9 million for the same period in 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. Interest income was lower in 2009 due primarily to a reduction in prevailing interest rates.
Foreign Currency Transaction Gains and Losses, net. We incurred foreign currency transaction gains of $2.0 million for the nine months ended September 30, 2009 compared to losses of $2.6 million for the same period in 2008. The fluctuation was due primarily to the level of investment in our Canadian operations and to changes in the Canadian/United States exchange rate.
Income Taxes. Our effective tax rate was 32.2% for the nine months ended September 30, 2009 compared to 28.6% for the same period in 2008. Included in the provision for income taxes for the nine months ended September 30, 2009 was a $4.1 million net benefit, inclusive of a net interest recovery of $1.2 million related to unrecognized tax benefits, compared to a net benefit of $1.7 million, inclusive of net interest expense of $0.1 million, for the nine months ended September 30, 2008. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions, adjustments of prior year’s estimates and state tax credits claimed for prior years.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2009 and 2008 (dollars in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cigarettes
Net sales (2)	$1,250.1	$1,144.9	$3,415.4	$3,096.3
Excise Taxes in Sales (3)	$374.6	$381.0	$1,026.4	$1,012.1
Net sales less excise taxes (4)	$875.5	$763.9	$2,389.0	$2,084.2
LIFO expense	$0.1	$0.8	$5.2	$2.2
Gross Profit (5)	$33.3	$28.6	$111.6	$79.0
Gross Profit % (2)	2.66%	2.50%	3.27%	2.55%
Gross Profit % less excise taxes	3.80%	3.74%	4.67%	3.79%
Remaining Gross Profit (6)	$33.5	$29.2	$92.3	$79.7
Remaining Gross Profit % (2)	2.68%	2.55%	2.70%	2.57%
Remaining Gross Profit % less excise taxes	3.83%	3.82%	3.86%	3.82%

Food/Non-food Products
Net sales	$526.0	$527.8	$1,464.3	$1,456.4
Excise Taxes in Sales (3)	$37.5	$33.9	$99.5	$94.2
Net sales less excise taxes (4)	$488.5	$493.9	$1,364.8	$1,362.2
LIFO expense	$0.1	$5.2	$0.1	$8.5
Gross Profit (7)	$68.6	$65.3	$195.9	$187.2
Gross Profit %	13.04%	12.37%	13.38%	12.85%
Gross Profit % less excise taxes	14.04%	13.22%	14.35%	13.74%
Remaining Gross Profit (6)	$68.7	$70.5	$196.9	$195.7
Remaining Gross Profit %	13.06%	13.35%	13.45%	13.43%
Remaining Gross Profit % less excise taxes	14.06%	14.27%	14.43%	14.37%

Totals
Total Net Sales (2)	$1,776.1	$1,672.7	$4,879.7	$4,552.7
Total Excise Taxes in Sales (3)	$412.1	$414.9	$1,125.9	$1,106.3
Total Net Sales, less excise taxes (4)	$1,364.0	$1,257.8	$3,753.8	$3,446.4
LIFO expense	$0.2	$6.0	$5.3	$10.7
Gross Profit (5),(7)	$101.9	$93.9	$307.5	$266.2
Gross Profit % (2)	5.74%	5.61%	6.30%	5.85%
Gross Profit % less excise taxes	7.47%	7.47%	8.19%	7.72%
Remaining Gross Profit (6)	$102.2	$99.7	$289.2	$275.4
Remaining Gross Profit % (2)	5.75%	5.96%	5.93%	6.06%
Remaining Gross Profit % less excise taxes	7.49%	7.93%	7.70%	7.99%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	Cigarette net sales include the impact of price increases primarily associated with the implementation of SCHIP. These price increases were approximately $169.9 million and $376.9 million for the three and nine months ended September 30, 2009, respectively. Our gross profit percentages for the three and nine months ended September 30, 2009 were negatively impacted by SCHIP price increases.

(3)	Excise taxes included in our net sales consist of state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since our gross profit dollars generally remain the same.

(4)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

(5)	Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases and increases in state and provincial excise taxes (ii) federal excise floor taxes and (iii) LIFO effects. Cigarette holding profits were $35.1 million for the nine months ended September 30, 2009 compared to $1.5 million for the same period in 2008. The increase in cigarette inventory holding profits for nine months ended September 30, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the nine months ended September 30, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(6)	Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

(7)	Food/Non-Food gross profit includes (i) holding profits related to manufacturer price increases (ii) increases in state and provincial excise taxes (iii) federal excise floor taxes and (iv) LIFO effects. Included in Food/Non-Food gross profit for the nine months ended September 30, 2009 is $0.9 million of federal excise floor taxes related to SCHIP.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2009 were $21.3 million compared to $15.7 million as of December 31, 2008. Our restricted cash as of September 30, 2009 was $14.4 million as compared to $11.4 million as of December 31, 2008. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the nine months ended September 30, 2009, our cash flows from operating activities provided $56.0 million and we had $217.2 million of borrowing capacity available in our revolving credit facility as of September 30, 2009.
We are currently reviewing our options related to the funding of our pension plan, which may or may not result in the company making a discretionary contribution in excess of the statutory funding requirement. While we have not made a final decision, any such contribution will not exceed $5 million and will be funded out of available cash.
Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $32.8 million to $56.0 million for the nine months ended September 30, 2009 compared with $23.2 million for the same period in 2008. The increase in cash provided by operating activities was due primarily to a $25.1 million increase in net income adjusted for non-cash items such as depreciation, amortization and LIFO expense, which was driven by income from cigarette price increases related to SCHIP legislation, and a $7.7 million net increase in cash provided by working capital. The net increase in working capital resulted from a reduction in cigarette inventories and cigarette taxes payable due primarily to the timing of inventory buying opportunities and lower carton sales.
Cash flows from investing activities
Net cash used in investing activities decreased by $27.3 million to $15.3 million for the nine months ended September 30, 2009 compared with $42.6 million for the same period in 2008. In June 2008, we acquired AMD and paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures decreased by $0.4 million to $13.5 million in the first nine months of 2009. We estimate that fiscal 2009 capital expenditures will approximate $22 million.
Cash flows from financing activities
Net cash from financing activities decreased by $48.4 million to a net cash usage of $35.3 million for the nine months ended September 30, 2009 compared with net cash provided of $13.1 million for the same period in 2008. We had net repayments on our revolving line of credit of $30 million during the nine months ended September 30, 2009 compared to $27.8 million of borrowings during the same period in 2008 due primarily to the AMD acquisition. Additionally, included in financing activities for the nine months ended September 30, 2009 was approximately $2.2 million of cash payments compared to $11.0 million for the same period in 2008 to repurchase our common stock pursuant to our share repurchase program authorized on March 12, 2008.
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

Amounts borrowed, outstanding letters of credit, and amounts available to borrow under the Credit Facility were as follows (in millions):

	September 30,	December 31,
	2009	2008
Amounts borrowed	$—	$30.0

Outstanding letters of credit	$26.1	$24.4

Amounts available to borrow	$217.2	$186.0

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2009, we are in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2009 and 2008 was 2.7% and 3.9%, respectively, and for the nine months ended September 30, 2009 and 2008 was 1.9% and 4.1%, respectively. We paid total unused facility fees of $0.1 million for both the three months ended September 30, 2009 and 2008, and $0.4 million for both the nine months ended September 30, 2009 and 2008.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009, regarding off-balance sheet arrangements.
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
Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined since 1980. Prior to 2007, our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience retail cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007 and have continued to decline through the first nine months of 2009. We believe this trend is driven principally by an increasing decline in overall cigarette consumption due to factors such as increasing legislative controls which regulate cigarette sales and where the consumer may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.
Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production and marketing of tobacco products in the United States. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date this legislation and its associated regulations have not had a material impact on our business.

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
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits have averaged approximately $5.1 million per year from 2005 to 2008. For the nine months ended September 30, 2009 our cigarette inventory holding profits net of FET taxes associated with the SCHIP legislation were $23.6 million, or 7.7%, of our gross profit, as compared to $1.5 million, or 0.6%, of our gross profit for the same period in 2008. The significant holding profits in the first nine months of 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation.
Food and Non-Food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
General Economic Trends
Uncertain Economic Conditions
Uncertain economic conditions, including changes in the credit and housing markets leading to the recent financial and credit crisis, continuing job losses among many sectors of the economy, significant declines in the stock market, primarily during the last quarter of 2008, large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. As a result, convenience store operators may experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and may result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores, penetration of product offerings into existing stores serviced, or increases in our market share). These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store customers under financial stress, which will increase our credit risk and potential bad debt exposure. If the economic conditions in our key markets further deteriorate or do not show improvement, we may experience material adverse impacts to our business, financial condition and operating results.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with SEC on March 13, 2009 did not change materially during the nine months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.

ITEM 1A.	RISK FACTORS
Except for the risk factor discussed below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 6, 2009.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet, and other tobacco product regulation. For example, the United States Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Quebec, New Brunswick and Ontario have joined British Columbia in passing legislation that would allow them to file lawsuits against tobacco manufacturers. Other states and provinces may adopt similar legislation and initiate similar lawsuits. Furthermore, in Alberta, Canada, the Tobacco Reduction Act was passed in 2008 to prohibit the sale of all cigarette and tobacco products from all health-care facilities, public post-secondary campuses, pharmacies and stores containing a pharmacy effective January 1, 2009. In addition, cigarettes are subject to substantial excise taxes in the United States and Canada. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States and Canada. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and sales outside of legitimate channels.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
There were no repurchases of common stock shares during the three months ended September 30, 2009.

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

CORE-MARK HOLDING COMPANY, INC.
Date: November 6, 2009	By:	/s/ J. Michael Walsh
		Name:	J. Michael Walsh
		Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.
Date: November 6, 2009	By:	/s/ Stacy Loretz-Congdon
		Name:	Stacy Loretz-Congdon
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.