Form 10-K
period 2009-12-31
Core-Mark Holding Company, Inc.
filed 2010-03-12
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $269,030,306.
As of February 26, 2010, the Registrant had 10,612,543 shares of its common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
See Parts III and IV. Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference to Part III in this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Except for historical information, the statements made in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial conditions or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.
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
Factors that might cause or contribute to such differences include, but are not limited to our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto including the Family Smoking Prevention and Tobacco Control Act which was signed into law in June 2009 which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S.; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; our ability to implement marketing strategies; and competition from sales of deep-discount cigarette brands and illicit and other low priced sales of cigarettes. Refer to Part I, Item 1A, “Risk Factors” of this Form 10-K. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

ITEM 1.	BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to Core-Mark, the Company, we, us or our refer to Core-Mark Holding Company, Inc. and its subsidiaries.
Company Overview
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the U.S. and Canada. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco.
Core-Mark offers retailers the ability to participate in manufacturer and Company-sponsored marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management and efficient processing of small orders. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory management and accessing trade credit.
We operate in an industry where, in 2008, based on the NACS Association for Convenience and Petroleum Retailing 2009 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations increased 3.2% to approximately $173.9 billion and were generated through an estimated 145,000 stores across the U.S. We estimate that 45% to 55% of the products that these stores sell are supplied by wholesale distributors such as Core-Mark. The convenience retail industry gross profit for in-store sales was approximately $56 billion in 2008 and $45 billion in 2007. Over the ten years from 1998 through 2008, convenience in-store sales increased by a compounded annual growth rate of 7.2%.
We distribute a diverse line of national and private label convenience store products to approximately 24,000 customer locations in all 50 states of the Unites States and five Canadian provinces. The products we distribute include cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college bookstores, casinos, movie theaters, hardware stores and airport concessions.
We operate a network of 26 distribution centers across the U.S. and Canada, including two distribution centers that we operate as a third party logistics provider. We distribute approximately 42,000 SKUs (Stock Keeping Units) of packaged consumable goods to our customers and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.
In 2009, our consolidated net sales increased 8.1% to $6,531.6 million from $6,044.9 million in 2008. Cigarettes comprised approximately 70.3% of total net sales in 2009, while approximately 64.6% of our gross profit was generated from food/non-food products.

Competitive Strengths
We believe we have the following fundamental competitive strengths which are the foundation of our business strategy:
Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco. The executive management team comprised of our CEO and 13 senior managers has largely overseen the operations of Core-Mark for more than a decade, bringing their expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, human resources and retail store support.
Innovation & Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor we offer retailers the ability to participate in manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales.
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
Business Strategy
Our objective is to increase overall return to shareholders by growing market share, revenues, profitability and cash flow. To achieve that objective, we have become one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. In order to further enhance our value to the retailer, we plan to:
Drive our Vendor Consolidation Initiative (“VCI”). We expect our VCI program will allow us to grow by capitalizing on the highly fragmented nature of the distribution channel that services the convenience retail industry. A convenience retailer generally receives their store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Our VCI program offers convenience retailers the ability to receive one delivery for the bulk of their products, including dairy and other perishable items, thus simplifying the supply chain and eliminating operational costs.
Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience stores. To meet this expected demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, state-of-the-art ordering devices and tri-temperature trailers, which enables us to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have also established partnerships with strategically located bakeries and commissaries to further enable us to deliver the freshest product possible. We continue to expand the delivery of fresh products through the development of unique and comprehensive marketing programs, and we have rebranded the Company to properly reflect the role this fresh product line will play in our and the industry’s future. We believe our investments in infrastructure and branding, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to convenience stores.
Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by expanding our presence east of the Mississippi. According to the Association for Convenience and Petroleum Retailing 2009 SOI Report, during 2008, aggregate U.S. traditional convenience retail in-store sales were approximately $173.9 billion through approximately 145,000 stores with most of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by acquiring new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies and competitive pricing. In addition, we intend to explore select acquisitions of other wholesale distributors which complement our business. In January 2008, we opened a distribution facility near Toronto, Ontario. This facility expanded our existing market geography in Canada. In June 2008, we acquired Auburn Merchandise Distributors, Inc. (“AMD” or “New England”), to further expand our presence and infrastructure in the Northeastern region of the U.S. (see Note 3—Acquisitions).
Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon our ability to deliver consistently high levels of service, innovative marketing programs and information technology and logistics support. To that fundamental end, we are committed to further improving our operational efficiencies in our distribution centers while containing our costs in order to enhance profitability. To further enhance our competitive advantage, we have been the first to recognize emerging trends and to offer to the retailer our unique marketing programs such as VCI and Fresh. We believe this innovation has established us as the market leader in providing valuable marketing and supply chain solutions in the industry.

Customers, Products and Suppliers
We service approximately 24,000 customer locations in all 50 states of the U.S. and 5 Canadian provinces. Our customers represent many of the large national and regional convenience retailers in the U.S. and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 30.6% of our sales in 2009, and no single customer accounted for 10% or more of our total sales in 2009.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2009		2008		2007
		% of Net		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
Cigarettes	$4,589.1	70.3%	$4,124.8	68.2%	$3,863.1	69.5%

Food	738.0	11.3%	710.1	11.7%	596.7	10.7%
Candy	405.0	6.2%	401.3	6.7%	349.8	6.3%
Other tobacco products	434.0	6.6%	402.7	6.7%	353.4	6.4%
Health, beauty & general	209.5	3.2%	220.1	3.6%	206.2	3.7%
Non-alcoholic beverages	151.7	2.3%	180.9	3.0%	186.4	3.4%
Equipment/other	4.3	0.1%	5.0	0.1%	5.3	0.1%

Total Food/Non-food Products	1,942.5	29.7%	1,920.1	31.8%	1,697.8	30.5%

Total net sales	$6,531.6	100.0%	$6,044.9	100.0%	$5,560.9	100.0%

Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $4,589.1 million or 70.3% of our total net sales and 35.4% of our total gross profit in 2009, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.
In the U.S., legislation was introduced in 2008 to fund the State Children’s Health Insurance Program (“SCHIP”) by raising the federal cigarette excise tax from 39¢ to $1.01 per pack. Federal excise tax is included as a component of our product cost charged by the manufacturer. The legislation, which was signed into law in February 2009, became effective April 1, 2009. As a result, our net cigarette sales for 2009 were inflated by approximately $534.0 million, due primarily to the significant price increases from manufacturers in response to the SCHIP legislation.
U.S. cigarette consumption has generally declined since 1980. Based on 2009 statistics provided by the Tobacco Merchants Association (“TMA”) published in early 2010 and compiled from the U.S. Department of Agriculture-Economic Research Service, total cigarette consumption in the U.S. declined from 467 billion cigarettes in 1999 to 336 billion cigarettes in 2009, or a 28% reduction in consumption. Prior to 2007, we had benefitted from a shift in cigarette and tobacco sales to the convenience retail segment. According to the most recent statistics available on the growth of cigarette sales in the convenience retail segment in the NACS 2007 SOI Report (which includes data through December 31, 2006), the convenience retail portion of aggregate U.S. cigarette sales increased from approximately 54% in 1999 to 64% in 2006. In 2009, convenience retailers were the largest trade class for cigarette sales accounting for approximately 70% of total industry volume according to the R.J. Reynolds’ 2009 Industry Report.
Total cigarette consumption also declined in Canada from 45.6 billion cigarettes in 1998 to 13.8 billion cigarettes in 2008, or a 70% reduction in consumption, according to consumption statistics published in 2009 by Canada’s central statistical agency, Statistics Canada.
In 2009, our average daily carton sales in the U.S. declined 9.9%, excluding the New England division, which was acquired in June 2008. We believe the decline in the U.S. is due largely to the significant price increases in 2009. Our average daily carton sales in Canada increased 14.4% primarily through market share gains dominated by our expansion in the Toronto market. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.
Excise taxes on cigarettes and other tobacco products are imposed by the various states, localities and provinces. We collect these taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our revenue and cost of sales. During 2009, we included in net sales approximately $1,516.0 million of state and provincial excise taxes. As of December 31, 2009, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.07 per pack of 20 cigarettes in South Carolina to $3.46 per pack of 20 cigarettes in the state of Rhode Island. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$5.36 per pack of 20 cigarettes in the Northwest Territories.
Food and Non-food Products. The food category includes fast food, snacks, groceries, non-alcoholic beverages, fresh produce, dairy and bread. The non-food category includes cigars, chewable tobacco, loose tobacco, health and beauty products, general merchandise and equipment. The combined food/non-food products categories totaled $1,942.5 million in net sales for 2009 or 29.7% of our total net sales and $259.2 million in gross profit or 64.6% of our total gross profit. Food/non-food generated gross margins of 14.36% excluding excise taxes in 2009, while the cigarette categories generated 3.83%. Due to the significantly higher margins earned, most of the company’s marketing programs are designed to promote and grow sales in the food and non-food categories.
Food/non-food sales grew 1.2% in 2009, while gross profits grew $4.2 million or 1.7%. These growth rates were negatively impacted by an $8.1 million reduction in floor stock income resulting from a decline in manufacturers’ price increases. Additionally, price deflation in 2009, primarily in certain dairy products, negatively impacted our net sales of food/non-food products.
Two of our key business strategies focus primarily on the higher margin categories in the food group. These categories include milk, fresh bread, fresh sandwiches, fresh fruit, fresh produce, fresh baked goods, healthy snacks and home replacement meals. This drive toward more healthy and fresh foods being sold in the convenience markets is a significant trend in the industry. We have invested a significant amount of capital to position our company to have the right infrastructure to deliver these highly perishable items. Our objective is to take market share and to increase our customer’s profit, thereby increasing our own.
Our Suppliers. We purchase products for resale from approximately 4,100 trade suppliers and manufacturers located across the U.S. and Canada. In 2009, we purchased approximately 63% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 28% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets and reducing our inventory investment.
Seasonality
We typically generate slightly higher revenues and gross profits during the warm weather months (May through September) than in other times throughout the year. We believe this occurs because the convenience store industry which we serve tends to be busier during this period due to vacation and travel. During the second and third quarters of both 2009 and 2008, we generated approximately 53% of our net sales for each fiscal year.

Operations
We operate a total of 26 distribution centers consisting of 22 in the U.S. and 4 in Canada as of December 31, 2009. The map below describes the scope of our operations and distribution centers.
Map of Operations
Two of the facilities we operate in the U.S., Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry, located in Corona, California, purchases the majority of our non-food products, other than cigarettes and tobacco products, for our distribution centers, enabling us to reduce our overall general merchandise and health and beauty care product inventory. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (“ADC”), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard, Inc. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (“RDC”), is dedicated solely to supporting another major customer, Valero Energy Corporation.
We purchase a variety of brand name and private label products, totaling approximately 42,000 SKUs, including approximately 4,200 SKUs of cigarette and other tobacco products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products.
A typical convenience store order is comprised of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked nearly 426 million, 435 million and 407 million items (a carton of 10 packs of cigarettes is one item) or 65 million, 66 million and 64 million cubic feet of product, during the years ended December 31, 2009, 2008 and 2007, respectively, while limiting the service error rate to approximately two errors per thousand items shipped.
Our proprietary Distribution Center Management System, or DCMS, platform provides our distribution centers with the flexibility to adapt to our customers’ information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers into our platform is a priority which enables fast, efficient and reliable service.
Distribution
At December 31, 2009, we had approximately 940 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2009, our trucking fleet consisted of approximately 660 tractors, trucks and vans, of which nearly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”) which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2009, over 55% of our fleet consisted of tri-temp trailers with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Our fuel consumption costs for 2009 totaled approximately $4.9 million, net of fuel surcharges passed on to customers, which represented a decrease of approximately $4.5 million, from $9.4 million in 2008 due to decreased fuel prices, partially offset by an increase in miles driven and the addition of our New England division.

Competition
We estimate that, as of December 31, 2009, there were over 300 wholesale distributors to traditional convenience retailers in the U.S. We believe that McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., and Core-Mark are the two largest convenience wholesale distributors, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there are fewer wholesale distributors compared to the U.S. In addition, certain manufacturers such as Coca-Cola bottlers, Frito Lay and Hostess Brands, Inc. deliver their products directly to convenience retailers.
Competition within the industry is based primarily on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery performance using delivery equipment sized for the small format store, innovative marketing solutions and merchandising support, as well as competitive pricing. We believe this represents a contrast to some large competitors who offer a standardized logistics approach, with emphasis on uniformity of product lines, and company determined delivery schedules using large delivery equipment designed for large format stores, while also providing competitive order fulfillment rates and pricing. The emphasis on the logistics approach, while responsive to competitive pricing, is not in our opinion best suited for retailers looking for more customized solutions and support from their supply partners in addition to competitive pricing. Some small competitors focus on customer service and long standing customer relationships but oftentimes lack the range of offerings of the larger distributor. We believe that our unique combination of service, marketing solutions and price is a compelling combination that is highly attractive to customers and may enhance their growth and profitability.
We purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (“MSA”), which was signed in November 1998. Since then, we have experienced increased wholesale competition for cigarette sales. Competition amongst cigarette wholesalers is based primarily on service, price and variety, whereas competition amongst manufacturers for cigarette sales is based primarily on brand positioning, price, product attributes, consumer loyalty, promotions, marketing and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position. Historically, major tobacco product manufacturers have had a competitive advantage in the U.S. because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult.
We also face competition from the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes, including the sale of cigarettes in non-taxable jurisdictions, imports of foreign low-priced brands and the diversion into the U.S. market of cigarettes intended for sale outside the U.S. The competitive environment has been impacted by alternative smoking products, such as snus and snuff, and higher prices due to higher state excise taxes and list price increases for cigarettes manufactured by parties to the MSA. As a result, the lowest priced products of manufacturers of numerous small share brands manufactured by companies that are not parties to the MSA have held their market share, putting pressure on the profitability of premium cigarettes.
Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about 9 days for 2009 and 2008. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than those in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. The number of days of cost of sales in inventory averaged about 15 days during 2009 and 2008.
We obtain terms from our vendors based on industry practices and consistent with our credit standing. We take advantage of the full complement of vendor offerings, including early payment terms. Our days payable outstanding during 2009 averaged 11 days, including cigarette and tobacco taxes payable, as compared to 12 days for 2008, with a range of three days prepaid to 30 days credit.

Employees
The following chart provides a breakdown of our employees by function and geographic region as of December 31, 2009:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Management, Administration, Finance and Purchasing	489	108	597
Sales and Marketing	1,044	64	1,108
Warehousing and Distribution	2,290	272	2,562

Total Categories	3,823	444	4,267

Three of our distribution centers, Hayward, Las Vegas and Calgary, employ people who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 220 employees, or 5.2% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.
Regulation
As a distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the U.S. Drug Enforcement Administration. In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities including the Occupational Safety and Health Administration under the U.S. Department of Labor which require us to comply with certain health and safety standards to protect our employees.
We are also subject to regulation by numerous other federal, state, provincial and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. and Canadian Departments of Transportation, which regulate transportation of perishable goods, and similar state, provincial and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.
We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (“AIB”). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company’s food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB’s independent evaluation is summarized and posted on its website for our customers’ review. In 2009, nearly 89% of our distribution centers received the highest rating from the AIB with 10% receiving the second highest rating.
Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Java Street®, QUICKEATS®, Richland ValleyTM, SmartStock® and Tastefully Yours®.
Segment and Geographic Information
We operate in two reportable geographic segments—the U.S. and Canada. See Note 15—Segment Information to our consolidated financial statements.

Corporate and Available Information
The office of our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080 and the telephone number is (650) 589-9445.
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website, or through www.sec.gov. Also available on our website are printable versions of Core-Mark’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Business Conduct and Ethics. Copies of these documents may be requested from:
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
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below (see—Special Note Regarding Forward-Looking Statements prior to Item 1. Business).
Risks Related to the Economy and Market Conditions
Current difficult economic conditions may reduce demand for our products and increase credit risks.
Current difficult economic conditions, including the rising unemployment and underemployment rates, significant declines in real estate values, large losses to consumer retirement and investment accounts, increases in food prices and uncertainty regarding federal tax and economic policies have resulted in reduced consumer confidence and curtailed consumer spending. If these economic conditions persist or deteriorate further, we expect that convenience retail operators will experience continued weakness and further reductions in same store sales, which will adversely affect demand for our products and lead to reduced sales and pressures on margins. In addition, the uncertainty in the financial markets and the resulting pressures on liquidity may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
Our business is sensitive to gasoline prices, which could adversely affect business.
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs. Our retailers have reported to us that when gasoline prices increased they have experienced a decrease in the proportion of their customers’ expenditures on food/non-food products compared to customers’ expenditures on cigarettes. The shift in expenditures may place pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do.
Historically, we have been able to pass on a substantial portion of increases in our own fuel costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including fuel costs, is not assured. If we are unable to continue to pass on fuel cost increases to our customers, our operating results could be materially and adversely affected.
As a result of recent recessionary economic conditions, our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded at December 31, 2009 was $35.2 million for the pension plan. Our pension plan’s underfunded status decreased from approximately $12.8 million in 2008 to approximately $11.6 million in 2009. The decrease in the underfunded status of the plan from 2008 to 2009 is due primarily to a higher return than expected on invested plan assets as of December 31, 2009 compared to December 31, 2008. The amount of the estimated contributions is expected to increase in 2010 due, in part, to the underperformance of the plan assets relative to our expectations given the overall market downturn during 2008. If the performance of the assets in the plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be substantially higher than we expect. The pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding in the pension plan.
Risks Related to Our Business and Industry
We are dependent on the convenience retail industry for our revenues, and our results of operations would suffer if there is an overall decline or consolidation in the convenience retail industry.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, credit exposure from our customers, termination of customer relationships without notice, consolidation of our customer base and consumer movement toward purchasing from club stores. Any of these factors could negatively affect our results of operations.

We face competition in our distribution markets and if we are unable to compete effectively in any distribution market, we may lose market share and suffer a decline in sales.
Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price and variety of products offered, schedules and reliability of deliveries and the range and quality of services provided. Some of our competitors, including a subsidiary of Berkshire Hathaway Inc., McLane Company, Inc., the largest convenience wholesale distributor in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition among our existing competitors, or by new entrants into the distribution market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.
If we are not able to retain existing customers and attract new customers, our results of operations could suffer.
Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and attract additional customers. The ability to attract additional customers through our existing network of distribution centers is especially important because it enables us to leverage our distribution centers and other fixed assets. Our ability to retain existing customers and attract new customers is dependent upon our ability to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency in distributing products to our customers while integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our customers. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our results of operations.
If the costs to us of the products we distribute increase and we cannot pass the increase on to our customers, our results of operations could be adversely affected.
Our industry is characterized by a high volume of sales with relatively low profit margins. We experience increases in our cost of goods sold when manufacturers increase prices or reduce or eliminate discounts and incentive programs. If we cannot pass along such cost increases to our customers due to resistance to higher prices, our narrow profit margins and earnings could be negatively affected.
We rely on funding from manufacturer discount and incentive programs and cigarette excise stamping allowances; any material changes in these programs could adversely affect our results of operations.
We receive payments from the manufacturers of the products we distribute for allowances, discounts, volume rebates and other merchandising and incentive programs. These payments are a substantial benefit to us. The amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or change the timing of payments, or if we are unable to maintain the volume of our sales, our results of operations could be negatively affected.
We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.
We obtain the products we distribute from third party suppliers. At December 31, 2009, we had approximately 4,100 vendors, and during 2009 we purchased approximately 63% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 28% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.

We may lose business if cigarette or other manufacturers decide to engage in direct distribution of their products.
In the past, certain large manufacturers have elected to engage in direct distribution of their products and eliminate distributors such as Core-Mark. If other manufacturers make similar decisions in the future, our revenues and profits would be adversely affected and there can be no assurance that we will be able to take action to compensate for such losses.
Cigarette and consumable goods distribution is a low-margin business sensitive to economic conditions.
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our food/non-food sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Alternatively, periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that we are unable to pass on product cost increases to our customers, our profit margins and earnings could be negatively impacted.
Some of our distribution centers are dependent on a few relatively large customers, and our failure to maintain our relationships with these customers could substantially harm our business and prospects.
Some of our distribution centers are dependent on relationships with a single customer or a few customers, and we expect our reliance on these relationships to continue for the foreseeable future. Any termination or non-renewal of customer relationships could severely and adversely affect the revenues generated by certain of our distribution centers. Any future termination, non-renewal or reduction in services that we provide to these select customers would cause our revenues to decline and our operating results to suffer.
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
Adverse publicity or lack of confidence in our products could adversely affect reputation and reduce earnings.
Our business could be adversely affected if consumers lose confidence in the safety and quality of certain food products and services we distribute. Adverse publicity may discourage consumers from buying our products or using our services. In addition, such adverse publicity may result in product liability claims, a loss of reputation, and product recalls which would have a material adverse effect on our sales and operations.
Unexpected outcome in legal proceedings may result in adverse effect on results of operations.
On occasion, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings arising in the ordinary course of business. Furthermore, there are an increasing number of cases being filed against companies generally, which include class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involve substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in our evaluation of the proceedings, could have a material adverse impact on our finances and results of operations.

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
We are taking action to improve our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increase our market position within the industry and ultimately create increased shareholder value.
We may not be able to successfully execute our new marketing initiatives to realize the intended synergies, business opportunities and growth prospects. Many of the risk factors previously mentioned, such as increased competition, may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended result. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new distribution formats developed may not be as anticipated, hampering our ability to attract new customers or maintain our existing customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new marketing initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.
Our information technology systems may be subject to failure or disruptions, which could seriously harm our business.
Our business is highly dependent on our Distribution Center Management System, or DCMS. The convenience retail industry does not have a standard information technology, or IT, platform. Therefore, actively integrating our customers into our IT platform is a priority, and our DCMS platform provides our distribution centers with the flexibility to adapt to our customers’ IT requirements. We also rely on DCMS and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. While we have taken steps to increase redundancy in our IT systems, if our DCMS fails or is not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
We depend on our senior management.
We substantially depend on the continued services and performance of our senior executive officers as named in our Proxy Statement. We do not maintain key person life insurance policies on these individuals, and we do not have employment agreements with any of them. The loss of the services of any of our senior executive officers could harm our business.
We operate in a competitive labor market and a portion of our employees are covered by collective bargaining agreements.
Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. While current market conditions have provided us with a surplus of qualified employee candidates, in the future, a shortage of qualified employees could require us to enhance our wage and benefit packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2009, 220, or 5.2%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times.
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
The distribution of cigarette and other tobacco products is currently a significant portion of our business. In 2009, approximately 70.3% of our revenues came from the distribution of cigarettes and 35.4% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. and Canadian cigarette and tobacco market has generally been declining since 1980 and is expected to continue to decline.
Prior to 2007 our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales began to decline in 2007, and this decline continued in 2008 and 2009. We expect consumption trends of legal cigarette and tobacco products will continue to be negatively impacted by rising prices, diminishing social acceptance and legislative and regulatory actions that create limitations on where a consumer can smoke, and how products can be promoted and produced. In addition, we expect rising prices will stimulate a higher percentage of consumers to purchase from illicit markets to fulfill consumer demand. We believe this may adversely impact our cigarette carton volume, primarily in the U.S., in future periods.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet and other tobacco product regulation. For example, the U.S. Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. This new legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such products. In British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. Quebec, New Brunswick and Ontario have joined British Columbia in passing legislation that would allow them to file lawsuits against tobacco manufacturers. Other states and provinces may adopt similar legislation and initiate similar lawsuits. Furthermore, in Alberta, Canada, the Tobacco Reduction Act was passed in 2008 to prohibit the sale of all cigarette and tobacco products from all health-care facilities, public post-secondary campuses, pharmacies and stores containing a pharmacy effective January 1, 2009.
Cigarettes and other tobacco products are subject to substantial excise taxes and, if these taxes are increased, our sales of cigarettes and other tobacco products could decline.
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the U.S. and Canada. States continue to pass ballot measures that may result in increasing excise taxes on cigarettes and other tobacco products. In February 2009, U.S. legislation was signed into law which funds the SCHIP program by raising the federal cigarette excise tax from 39¢ to $1.01 per pack. This legislation was effective April 1, 2009.
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

In the U.S. we purchase cigarettes primarily from manufacturers covered by the tobacco industry’s Master Settlement Agreement (“MSA”), which results in our facing certain potential liabilities and financial risks including competition from lower priced sales of cigarettes produced by manufacturers who do not participate in the MSA.
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health-care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health-care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers.
In order to limit our potential tobacco related liabilities, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time to time, however, we find it necessary to purchase a limited amount of cigarettes from non-MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.
If the tobacco industry’s Master Settlement Agreement is invalidated, or tobacco manufacturers cannot meet their obligations to indemnify us, we could be subject to substantial litigation liability.
In connection with the MSA, we are indemnified by most of the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. To date, litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. However, if such litigation were to be successful and the MSA is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and our company could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations.
We face competition from sales of deep-discount brands and illicit and other low priced sales of cigarettes.
As a result of purchasing cigarettes for sale in MSA states primarily from manufacturers that are parties to the MSA, we are adversely impacted by sales of brands from non-MSA manufacturers and deep-discount brands manufactured by small manufacturers that are not original participants to the MSA. The cigarettes subject to the MSA that we sell have been burdened by MSA related payments and are thus negatively impacted by widening price gaps between those brands and deep-discount brands for the past several years. Growth in market share of deep-discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell.
We also face competition from the diversion into the U.S. market of cigarettes intended for sale outside the U.S., the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the MSA. Increased sales of counterfeit cigarettes, sales by third parties over the internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations.

Risks Related to Foreign Exchange and Financing
Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.
We generate a significant portion of our revenues in Canadian dollars, approximately 15% in both 2009 and 2008. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the U.S. (“U.S. GAAP”) require that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
During the current economic downturn, some companies had experienced difficulties in drawing on lines of credit, issuing debt and raising capital generally, which had a material adverse effect on their liquidity. In addition, if banks from which companies expect to receive financing fail or become insolvent, the borrowing capacity of those companies may be reduced. We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $200 million credit facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to obtain financing on terms satisfactory to us, or at all.
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
Risks Related to Government Regulation and Environment
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food products, we are subject to regulation by the U.S. Food and Drug Administration, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation.
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
Our headquarters and operations in California, as well as one of our data centers located in Richmond, British Columbia, Canada, are located in or near high hazard earthquake zones. In addition, one of our data centers is located in Plano, Texas, which is susceptible to wind storms. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to indemnify us for losses due to such occurrences, our insurance may not be sufficient in the event of a significant natural disaster or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, which could adversely impact our sales.

Tax legislation could impact future cash flows.
The U.S. budget proposal currently being discussed includes potential changes to current tax law, including the repeal of the LIFO (Last-In, First-Out) method of inventory accounting. As currently drafted, LIFO would be repealed for tax years beginning after 2011 and LIFO reserves existing at that time would be taxed ratably over an eight year period. Should LIFO be repealed, the payment of income taxes, and any future tax deferral prior to the date of repeal, over the eight year period, would reduce the amount of money that we have for our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities, which could materially and adversely affect our business, financial condition and results of operations.
New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.
Changes to U.S. GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC and others. In addition, the SEC is considering a potential requirement for U.S. issuers to report future financial results in accordance with International Financial Reporting Standards (“IFRS”) rather than U.S. GAAP. The U.S. Government may also issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures.

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
Distribution Center Facilities by City and State of Location(1)

Albuquerque, New Mexico	Las Vegas, Nevada	Whitinsville, Massachusetts
Atlanta, Georgia	Los Angeles, California	Wilkes-Barre, Pennsylvania
Bakersfield, California	Leitchfield, Kentucky	Calgary, Alberta
Corona, California(2)	Minneapolis, Minnesota	Toronto, Ontario
Denver, Colorado	Portland, Oregon	Vancouver, British Columbia
Fort Worth, Texas	Sacramento, California(3)	Winnipeg, Manitoba
Grants Pass, Oregon	Salt Lake City, Utah
Hayward, California	Spokane, Washington

(1)
Excluding outside storage facilities or depots and two facilities that we operate as third party logistics provider. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage. We own distribution center facilities located in Leitchfield, Kentucky and Wilkes-Barre, Pennsylvania. All other facilities listed are leased. The facilities we own are subject to encumbrances under our principal credit facility.

(2)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.

(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.
We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Alimentation Couche-Tard Inc. and one in San Antonio, Texas for Valero Energy Corporation. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS
As of December 31, 2009, we were not involved in any material legal proceedings.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 3,174 stockholders of record as of February 26, 2010.
The following table provides the range of high and low sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated:

	Low	High
	Price	Price
Fiscal 2009
4th Quarter	$25.93	$33.20
3rd Quarter	24.73	30.12
2nd Quarter	17.55	27.35
1st Quarter	15.60	22.01

	Low	High
	Price	Price
Fiscal 2008
4th Quarter	$14.81	$24.94
3rd Quarter	24.65	30.74
2nd Quarter	25.53	30.03
1st Quarter	22.59	29.95
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

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for the period Core-Mark had securities trading on the Pink Sheets or on the NASDAQ Global Market and the cumulative total return of the NASDAQ Non-Financial Stock Index and a peer group of companies (“the Performance Peer Group”).
Cumulative total return to stockholders is measured by per share price change for the period by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on November 7, 2005 and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES,
AND THE PERFORMANCE PEER GROUP

	Investment Value at
	11/7/05	12/30/05	3/31/06	6/30/06	9/29/06	12/29/06	3/30/07	6/29/07	9/28/07	12/31/07

CORE	$100.00	$101.27	$121.46	$113.65	$99.49	$106.19	$113.27	$114.22	$111.84	$91.17
NASDAQ Index	$100.00	$101.56	$107.91	$99.68	$103.71	$111.38	$112.39	$121.93	$127.83	$126.36
Russell 2000 Index	$100.00	$102.04	$116.27	$110.42	$110.91	$120.78	$123.13	$128.57	$124.59	$118.89
Performance Peer Group	$100.00	$101.47	$107.08	$102.10	$111.38	$123.46	$114.34	$112.48	$120.86	$108.20

	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

CORE	$91.24	$83.17	$79.33	$68.32	$57.84	$82.73	$90.89	$104.63
NASDAQ Index	$108.28	$110.64	$98.85	$57.94	$57.39	$69.63	$81.04	$87.34
Russell 2000 Index	$107.12	$107.75	$106.55	$78.72	$66.95	$80.80	$96.38	$100.11
Performance Peer Group	$99.25	$95.28	$108.50	$82.18	$81.58	$82.77	$91.20	$103.81

Sales of Unregistered Securities
Common Stock and Warrants Issued Pursuant to the Plan of Reorganization in 2004
Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), herein referred to as “Fleming’s bankruptcy” or “plan of reorganization,” on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) Warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) Warrants. The Class 6(B) Warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued. The shares of common stock and the Class 6(B) Warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes. The Tranche B Warrants have an exercise price of $15.50 per share. Shares of our common stock issued upon exercise of the Tranche B Warrants are issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.
During 2009, 15,822 of the Class 6(B) warrants were exercised and issued in cash transactions, and a total of 37,810 shares of common stock have been issued since inception pursuant to exercises of Class 6(B) warrants. The exercise of such warrants was also done pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. During 2009, there were no Tranche B warrants exercised and issued in cashless transactions, and the total number of shares of common stock issued since inception pursuant to Tranche B warrants as of December 31, 2009 remained at 73,507 shares.
Issuer Purchases of Equity Securities
There were no repurchases of common stock shares during the three months ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA
Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for Core-Mark International, Inc. and our wholly-owned subsidiaries.
Basis of Presentation
The selected consolidated financial data for the years 2009, 2008, 2007, 2006 and 2005 are derived from Core-Mark’s audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc. and Subsidiaries
	Year Ended December 31,
(in millions except per share amounts)	2009(a)	2008(b)	2007	2006 (c)	2005
Statement of Operations Data:
Net sales	$6,531.6	$6,044.9	$5,560.9	$5,314.4	$4,891.1
Gross profit (d)	401.6	359.1	332.6	297.7	271.0
Warehousing and distribution expenses (d)	197.3	197.6	174.1	151.1	135.7
Selling, general and administrative expenses	137.3	129.4	119.0	106.6	90.0
Income from operations	65.0	30.1	37.7	38.5	44.0
Interest expense, net (e)	1.4	1.2	1.0	4.2	11.0
Net income	47.3	17.9	24.1	20.6	14.3
Per share data:
Basic income per common share	$4.53	$1.71	$2.30	$2.05	$1.46
Diluted income per common share	$4.35	$1.64	$2.15	$1.87	$1.37
Shares used to compute net income per share:
Basic	10.5	10.5	10.5	10.0	9.8
Diluted	10.9	10.9	11.2	11.0	10.5
Other Financial Data:
Excise taxes (f)	$1,516.0	$1,474.4	$1,349.4	$1,313.3	$1,195.0
Cigarette inventory holding profits/FET (g)	25.2	3.1	7.3	4.1	5.7
OTP tax refunds (h)	0.6	1.4	13.3	—	—
LIFO expense	6.7	11.0	13.1	2.9	7.5
Depreciation and amortization (i)	18.7	17.4	14.9	13.2	12.5
Stock-based compensation	5.1	3.9	5.3	4.4	4.0
Capital expenditures	21.1	19.9	20.8	12.8	7.8

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$677.9	$612.6	$577.1	$555.6	$510.4
Total debt, including current maturities	20.0	30.8	29.7	78.0	59.6

(a)
The selected consolidated financial data for 2009 includes approximately $534.0 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation and $36.7 million of related cigarette inventory holding profits, offset by $11.5 million of a net floor stock tax.

(b)
The selected consolidated financial data for 2008 includes the results of operations of the Toronto division, which started operations in late January 2008, and also the New England division following its acquisition in June 2008.

(c)	The selected consolidated financial data for 2006 includes the results of operations of the Pennsylvania division following its acquisition in June 2006.

(d)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.

(e)	Interest expense, net, is reported net of interest income and includes amortization of debt issuance costs.

(f)	State and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.

(g)
Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases. In 2009, we realized significant cigarette inventory holding profits due to the price increases in response to the federal excise taxes levied on manufacturers by the SCHIP legislation.

(h)
We received OTP (Other Tobacco Products) tax refunds from the State of Florida of $0.6 million in 2009, from the State of Texas of $1.4 million in 2008 and from the State of Washington of $13.3 million in 2007.

(i)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included under Part II, Item 8, of this Form 10-K. Also refer to “Special Note Regarding Forward-Looking Statements,” which is included after Table of Contents in this Form 10-K.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 24,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
We derive our net sales primarily from sales to convenience store customers. Our gross profit is derived primarily by applying a markup to the cost of the product at the time of the sale and from cost reductions derived from vendor credit term discounts received and other vendor incentive programs. Our operating expenses are comprised primarily of sales personnel costs; warehouse personnel costs related to receiving, stocking and selecting product for delivery; delivery costs such as delivery personnel, truck leases and fuel; costs relating to the rental and maintenance of our facilities; and other general and administrative costs.
Overview of 2009 Results
Net sales for 2009 increased 8.1% to $6.53 billion compared to $6.04 billion in 2008. Sales of cigarettes and other tobacco products increased in absolute dollars, primarily as a result of price increases by U.S. cigarette manufacturers in response to the federal excise taxes levied on manufacturers by the SCHIP legislation that became effective April 1, 2009. We believe these significant price increases contributed to the drop in our average daily U.S. cigarette carton sales which declined 9.9% during the year, excluding our New England division which we acquired in June 2008. This decrease was partially offset by a 14.4% increase in average daily Canadian carton sales, driven by market share gains in Toronto and other parts of Ontario. We expect consumption trends of legal cigarette and tobacco products will continue to be negatively impacted by rising prices, diminishing social acceptance and legislative and regulatory actions that create limitations on where a consumer can smoke and how products can be promoted and produced. In addition, we expect rising prices will stimulate a higher percentage of consumers to purchase from illicit markets to fulfill consumer demand. We believe this may adversely impact our cigarette carton volume, primarily in the U.S., in future periods.
Sales of our food/non-food products for 2009 increased slightly to $1.94 billion compared with $1.92 billion for 2008. We believe the ongoing general weakness in the economy negatively impacted our overall sales in this category as consumers curtailed discretionary spending on certain products. Additionally, sales in our beverages category declined in 2009 due to distribution and marketing changes by some of the retail beverage manufacturers and sales in our dairy category were negatively impacted by significant price deflation during the year. Despite these challenging times, we did benefit from price increases related to the SCHIP legislation in some of the other tobacco product lines and we experienced sales growth from our marketing initiatives that focus on fresh foods and vendor consolidation.
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
Operating income for 2009 increased by $34.9 million to $65.0 million from $30.1 million in 2008. This increase included a $33.6 million increase in cigarette holding profits, offset by $11.5 million of federal excise floor taxes, and a $4.3 million reduction in LIFO expense resulting primarily from lack of inflation in our food/non-food categories. Excluding these items from both periods, operating income for 2009 increased by $8.5 million, or 22.4%, to $46.5 million as compared to $38.0 million in 2008. This increase in operating income was due primarily to a $16.9 million increase in remaining gross profit offset by an increase of $7.6 million in operating expenses. Higher cigarette gross profit was partially offset by a decrease in our food/non-food remaining gross profit resulting primarily from a decline in floor stock income which we typically recognize as our vendors increase their prices. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.

The increase in our operating expenses resulted primarily from incremental expenses from our New England and Toronto divisions added during 2008, salary merit increases, higher incentive based compensation, increases in healthcare costs and a decrease in cooperative marketing reimbursements from vendors. These were partially offset by lower net fuel costs, increased operating efficiencies at certain divisions and cost saving in other areas. Inflation in future fuel costs or reductions in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.
Business and Supply Expansion
We continue to expand our presence eastward, expand our fresh product delivery and drive our vendor consolidation initiative. Some of our recent activities include:
•
In 2009, as part of our strategy of selling “fresh” product, we enrolled almost 2,000 new stores in our program of delivering fresh sandwiches, bakery items, fruits and vegetables, dairy products and other fresh items multiple times per week. This program was in addition to our other sales and marketing initiatives focused on increasing sales of fresh products.

•
We entered into a five-year contract with BP Products North America in February 2010 to provide all of the ampm® proprietary products to its 1,200 stores nationwide. This agreement expands our existing relationship with BP Products North America from a focus in western states to a national basis. In addition, Core-Mark is now designated as the approved supplier for traditional nonproprietary products, in a move designed to further advance ampm®’s ongoing progress in supply chain efficiencies, marketing program effectiveness and consistency of offerings.

•
We signed a non-binding memorandum of intent with Jamba, Inc. (“Jamba”) in February 2010 to establish a relationship to offer and deliver health-oriented Jamba-branded food and beverage consumer products to Core-Mark serviced convenience retail locations. The proposed three-year relationship would us the generally exclusive distribution rights of the Jamba-branded products to the convenience store retail channel.

•
We acquired in June 2008 substantially all of the assets of Auburn Merchandise Distributors, Inc. (“AMD”), located in Whitinsville, Massachusetts, a wholly-owed subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory and fixed assets. The AMD acquisition expanded our presence and infrastructure in the Northeastern region of the U.S., as its facility and the majority of its customers are located there (see Note 3—Acquisitions).

•
We opened a distribution facility near Toronto, Ontario, in January 2008, to expand our existing market geography in Canada, and we signed a long-term supply agreement with Couche-Tard, a Canadian retailer that operates over 600 stores in the province of Ontario.

Other Business Developments
Impact of the Passage of Family Smoking Prevention and Tobacco Control Act
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, requires ingredient listings be displayed on tobacco products, prohibits the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products and limits the advertising and marketing of tobacco products. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date this legislation and its associated regulations have not had a material impact on our business.
Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program
In February 2009, SCHIP was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices that resulted in an increase of approximately 28.0% on Core-Mark’s product purchases. We believe these price increases were in response to the passage of the SCHIP legislation and increased sales by approximately $534.0 million in 2009. These price increases resulted in cigarette inventory holding profits net of Federal Excise Taxes (“FET”) associated with the SCHIP legislation of $25.2 million for 2009. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold for the second quarter of 2009. We earn a cash discount of approximately 2% (or approximately 14¢ incremental gross profit per carton) on purchases from cigarette manufacturers.
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
In April 2007, we entered into a settlement agreement with the State of Washington Department of Revenue related to a refund of Other Tobacco Product (“OTP”) tax of approximately $13.3 million, representing 25% of the State of Washington OTP tax we paid for the periods of December 1991 through December 1996 and May 1998 through June 2005. This refund, which was received in July 2007, was recorded in the second quarter of 2007 as a reduction to cost of goods sold.

Share Repurchase Program
In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases under the program, and plan to fund any future repurchases, from available cash. Our Credit Facility was amended in 2008 to allow us to execute the share repurchase program. As of December 31, 2009 there was $16.8 million available for future share repurchases under the program. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility (see Note 7—Long-Term Debt).
During 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the year ended December 31, 2008, we repurchased 396,716 shares of common stock under the share repurchase program at an average price of $27.66 per share for a total cost of $11.0 million.

Results of Operations
Comparison of 2009 and 2008(1)

	2009	2009			2008
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net sales	$486.7	$6,531.6	100.0	—	$6,044.9	100.0	—
Net sales— Cigarettes	464.3	4,589.1	70.3	64.0	4,124.8	68.2	60.7
Net sales— Food/Non-food	22.4	1,942.5	29.7	36.0	1,920.1	31.8	39.3
Net sales, less excise taxes (2)	445.1	5,015.6	76.8	100.0	4,570.5	75.6	100.0
Gross profit (3)	42.5	401.6	6.1	8.0	359.1	5.9	7.9
Warehousing and distribution expenses	(0.3)	197.3	3.0	3.9	197.6	3.3	4.3
Selling, general and administrative expenses	7.9	137.3	2.1	2.7	129.4	2.1	2.8
Income from operations	34.9	65.0	1.0	1.3	30.1	0.5	0.7
Interest expense	(0.5)	1.7	—	—	2.2	—	0.1
Interest income	(0.7)	(0.3)	—	—	(1.0)	—	—
Foreign currency transaction (gains) losses, net	(8.5)	(2.2)	—	—	6.3	0.1	0.1
Income before taxes	43.2	65.8	1.0	1.3	22.6	0.4	0.5
Net income	29.4	47.3	0.7	0.9	17.9	0.3	0.4

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since gross profit dollars generally remain the same (see—Comparison of Sales and Gross Profit by Product Category, page 30).

(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.
Consolidated Net Sales. Net sales increased by $486.7 million, or 8.1%, to $6,531.6 million for 2009 from $6,044.9 million in 2008. Excluding the effects of foreign currency fluctuations, net sales increased by 9.1% in 2009 compared to 2008. The increase in net sales was attributable primarily to approximately $534.0 million from manufacturer price increases in response to the SCHIP legislation and incremental sales of $136.9 million from our New England and Toronto divisions, which were acquired or became operational in 2008, partially offset by a reduction in the volume of cigarette carton sales and one less selling day in 2009 compared to 2008. The significant cigarette price increases and the resulting increase in our net sales impact certain year over year comparisons on a percent of net sales basis.
Net Sales of Cigarettes. Net sales of cigarettes for 2009 increased by $464.3 million, or 11.3%, to $4,589.1 million from $4,124.8 million in 2008. Net cigarette sales for 2009 increased 12.4%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales in 2009 was driven by a 19.1% increase in the average sales price per carton due primarily to manufacturer price increases and incremental sales of $115.5 million from our New England and Toronto divisions, partially offset by a decline in average daily carton sales in the U.S. of 9.9%, excluding the New England division. We believe the decline in average daily carton sales in the U.S. is due in part to the significant price increases during 2009 which led to reduced carton sales. Average daily carton sales in Canada increased 14.4% primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 70.3% in 2009 compared to 68.2% in 2008. This increase was due primarily to the significant price increases from the manufacturers in response to the SCHIP legislation.

Net Sales of Food/Non-food Products. Net sales of food and non-food products for 2009 increased $22.4 million, or 1.2%, to $1,942.5 million from $1,920.1 million in 2008. The following table provides the increases in net sales by product category for our Food/Non-food Products (in millions):

	2009	2008	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage

Food	738.0	710.1	27.9	3.9%
Candy	405.0	401.3	3.7	0.9%
Other tobacco products	434.0	402.7	31.3	7.8%
Health, beauty & general	209.5	220.1	(10.6)	-4.8%
Non-alcoholic beverages	151.7	180.9	(29.2)	-16.1%
Equipment/other	4.3	5.0	(0.7)	-14.0%

Total Food/Non-food Products	1,942.5	1,920.1	22.4	1.2%

Excluding the effects of foreign currency fluctuations, net sales of food and non-food products increased 2.2% in 2009 compared to 2008. The increase in net food/non-food sales was attributable to incremental sales of $21.4 million from our New England and Toronto divisions, our sales and marketing initiatives, impacting primarily the food category, and price inflation in the Other Tobacco Products category related primarily to SCHIP. The increase was offset partially by a reduction in non-alcoholic beverages resulting from a change in the marketing and distribution methods of some beverage manufacturers. Total net sales of food and non-food products as a percentage of total net sales were 29.7% for 2009 compared to 31.8% for 2008.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for 2009 increased by $42.5 million, or 11.8%, to $401.6 million from $359.1 million in 2008. Gross profit for 2009 was significantly higher compared to 2008 as we realized $36.7 million of cigarette inventory holding profits due primarily to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation, partially offset by $11.5 million of a FET tax related to SCHIP.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2009 and 2008(1):

	2009			2008
			% of Net			% of Net
	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net sales	$6,531.6	100.0	—	$6,044.9	100.0	—
Net sales, less excise taxes (2)	5,015.6	76.8	100.0%	4,570.5	75.6	100.0%
Components of gross profit:
Cigarette inventory holding profits	36.7	0.56	0.73	3.1	0.05	0.07
Net federal floor stock tax (3)	(11.5)	(0.18)	(0.23)	—	—	—
OTP tax refunds (4)	0.6	0.01	0.01	1.4	0.02	0.03
LIFO expense	(6.7)	(0.10)	(0.13)	(11.0)	(0.18)	(0.24)
Remaining gross profit (5)	382.5	5.86	7.63	365.6	6.05	8.00

Gross profit	$401.6	6.15	8.01%	$359.1	5.94	7.86%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same (see—Comparison of Sales and Gross Profit by Product Category, page 30).

(3)
In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The net floor stock tax was recorded as an increase to our cost of goods sold in the second quarter of 2009.

(4)	We received OTP (Other Tobacco Products) tax refunds of $0.6 million from the State of Florida in 2009 and $1.4 million from the State of Texas in 2008.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.86% of total net sales for 2009 compared with 6.05% in 2008. The cigarette price increases associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 52 basis points in 2009.
Cigarette remaining gross profit increased approximately 24.5% on a cents per carton basis in 2009 compared with 2008 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. Remaining gross profit for our food/non-food categories decreased approximately 17 basis points in 2009 to 13.36% compared to 13.53% in 2008, due primarily to an $8.1 million reduction in floor stock income earned from manufacturer price increases. In 2009, our remaining gross profit for food/non-food products declined to approximately 67.9% of our total remaining gross profit compared to 71.1% in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2009, operating expenses increased $7.6 million, or 2.3%, to $336.6 million from $329.0 million in 2008. The increase in operating expenses was driven by a 6.1% increase in selling, general and administrative expenses. As a percentage of net sales, total operating expenses were 5.2% in 2009 compared to 5.4% in 2008. Operating expenses, as a percent to total net sales, were favorably impacted by approximately 46 basis points due to the SCHIP related cigarette price increases which increased our total net sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses decreased by $0.3 million, or 0.2%, to $197.3 million in 2009 from $197.6 million in 2008. The decrease in warehousing and distribution expenses was due primarily to a decrease in net fuel costs of $4.5 million and increases in warehousing efficiencies at certain divisions offset by incremental expenses of $3.4 million from our New England division, acquired in June 2008, and an increase in healthcare and workers’ compensation costs of $3.6 million. The increase in healthcare and workers’ compensation costs for 2009 was due primarily to higher overall medical costs and an increase in the severity of certain claims. As a percentage of net sales, warehousing and distribution expenses were 3.0% for 2009 compared with 3.3% for 2008. The impact of SCHIP related cigarette price increases on total net sales favorably impacted warehousing and distribution expenses as a percent of sales by approximately 27 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.9 million, or 6.1%, in 2009 to $137.3 million from $129.4 million in 2008. The increase in SG&A for 2009 was due primarily to $3.6 million of incremental expenses from our New England and Toronto divisions, salary merit increases of $2.0 million and an increase in employee incentives consisting of $1.3 million and $1.2 million of bonus and stock compensation respectively. As a percentage of net sales, SG&A expenses were 2.1% for both 2009 and 2008. The impact of price increases associated with SCHIP favorably impacted SG&A expenses as a percent to total net sales by approximately 19 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $1.7 million for 2009 compared to $2.2 million in 2008. Average borrowings for 2009 were $8.2 million compared to $21.1 million for 2008. During 2009, the weighted-average interest rate on borrowings from our revolving credit facility was 2.0% compared to 3.8% in 2008. The decline in interest rates was the result of general decreases in both bank prime and LIBOR borrowing rates. Interest expense declined period over period due to lower average interest rates and lower average borrowings.
Interest Income. In 2009, interest income was $0.3 million compared to $1.0 million for 2008. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits. Interest income was lower in 2009 due primarily to a reduction in prevailing interest rates.
Foreign Currency Transaction (Gains) Losses, Net. We incurred foreign currency transaction gains of $2.2 million for 2009 compared to losses of $6.3 million in 2008. The fluctuation was due primarily to the level of investment in our Canadian operations and to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 28.1% for 2009 compared to 20.8% for 2008 (see Note 9—Income Taxes for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2009 was a $6.7 million net benefit, inclusive of a net interest recovery of $2.1 million related to unrecognized tax benefits, compared to a net benefit of $3.2 million, inclusive of net interest expense of $0.1 million, for 2008. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions, changes to prior year estimates based upon finalization of tax returns and state tax credits claimed for prior years.

Comparison of 2008 and 2007(1)

	2008	2008			2007
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	sales, less	Amounts	% of Net	sales, less
	(in millions)	(in millions)	sales	excise taxes	(in millions)	sales	excise taxes
Net sales	$484.0	$6,044.9	100.0	—	$5,560.9	100.0	—
Net sales—Cigarettes	261.7	4,124.8	68.2	60.7	3,863.1	69.5	62.4
Net sales—Food/Non-food	222.3	1,920.1	31.8	39.3	1,697.8	30.5	37.6
Net sales, less excise taxes(2)	359.0	4,570.5	75.6	100.0	4,211.5	75.7	100.0
Gross profit	26.5	359.1	5.9	7.9	332.6	6.0	7.9
Warehousing and distribution expenses(3)	23.5	197.6	3.3	4.3	174.1	3.1	4.1
Selling, general and administrative expenses	10.4	129.4	2.1	2.8	119.0	2.1	2.8
Income from operations	(7.6)	30.1	0.5	0.7	37.7	0.7	0.9
Interest expense	(0.2)	2.2	—	0.1	2.4	—	0.1
Interest income	(0.4)	(1.0)	—	—	(1.4)	—	—
Foreign currency transaction losses (gains), net	7.2	6.3	0.1	0.1	(0.9)	—	—
Income before income taxes	(15.0)	22.6	0.4	0.5	37.6	0.7	0.9
Net income	(6.2)	17.9	0.3	0.4	24.1	0.4	0.6

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (see—Comparison of Sales and Gross Profit by Product Line, page 30). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

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
Net Sales of Cigarettes. Net sales of cigarettes for 2008 increased $261.7 million, or 6.8%, to $4,124.8 million from $3,863.1 million in 2007. The increase in net cigarette sales was driven by a 4.5% increase in the average sales price per carton due primarily to manufacturer price and state excise tax increases and sales from our new distribution facilities in Toronto and New England, which also contributed to an approximate 2.2% increase in overall carton sales compared with 2007. Carton sales declined approximately 1.7% in the U.S., excluding sales from our New England division, due primarily to overall lower consumer demand. Carton sales in Canada increased 19.6%, or 8.3%, excluding sales from our new Toronto division. The increase in carton sales in Canada was attributable primarily to market share gains and sales of additional product lines. Total net cigarette sales as a percentage of total net sales was 68.2% for 2008 and 69.5% for 2007.

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

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes (see—Comparison of Sales and Gross Profit by Product Line, page 30). Increases in cigarette-related taxes and/or fees, excise taxes, drive prices higher on the cigarette products we sell which result in higher net sales generally without increasing gross profit dollars. Increases in excise taxes result in a decline in overall gross profit percentage since net sales increase and gross profit dollars remain the same.

(3)	We received OTP (Other Tobacco Products) tax refunds from the State of Texas of $1.4 million in 2008 and from the State of Washington of $13.3 million in 2007.
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
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. For 2008, interest expense decreased by $0.2 million, or 8.3%, to $2.2 million from $2.4 million in 2007. The decrease in interest expense was due primarily to lower interest rates during 2008 compared to 2007. Average borrowings for 2008 were $21.1 million compared to $19.8 million for 2007. During 2008, the weighted-average interest rate on the revolving credit facility was 3.8% compared to 6.7% in 2007. The decline in interest rates is the result of general decreases in rates charged to us on both prime and LIBOR borrowings.
Interest Income. In 2008 interest income was $1.0 million compared to $1.4 million for 2007. Interest income is derived from our earnings on cash balances kept in trust, checking accounts and overnight deposits. The interest income was lower for 2008 due primarily to a reduction in prevailing interest rates.
Foreign Currency Transaction (Gains) Losses, Net. We incurred foreign currency transaction losses of $6.3 million in 2008 compared to $0.9 million in gains in 2007. The fluctuation was due primarily to the depreciation of the Canadian foreign exchange rate against the US dollar over the last six months of 2008 on transactions between our Canadian and U.S. operations. For 2008 the average Canadian/U.S. exchange rate was $1.0676 compared to $1.0735 for 2007.
Income Taxes. Our effective tax rate was 20.8% for 2008 compared to 35.9% for 2007 (see Note 9—Income Taxes for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2008 was a $3.2 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year’s estimates, and $0.1 million of penalties net of after-tax interest credit related to unrecognized tax benefits recorded under generally accepted accounting principles.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for 2009, 2008 and 2007 (dollars in millions)(1):

	2009	2008	2007
Cigarettes
Net sales (2)	$4,589.1	$4,124.8	$3,863.1
Excise taxes in sales (3)	$1,381.0	$1,350.9	$1,237.2
Net sales, less excise taxes (4)	$3,208.1	$2,773.9	$2,625.9
LIFO expense	$6.6	$4.7	$6.7
Gross profit (6)	$142.4	$104.1	$101.5
Gross profit %	3.10%	2.52%	2.63%
Gross profit % less excise taxes	4.44%	3.75%	3.87%
Remaining gross profit (5)	$122.9	$105.7	$100.9
Remaining gross profit %	2.68%	2.56%	2.61%
Remaining gross profit % less excise taxes	3.83%	3.81%	3.85%

Food/Non-food Products
Net sales	$1,942.5	$1,920.1	$1,697.8
Excise taxes in sales (3)	$135.0	$123.5	$112.2
Net sales, less excise taxes (4)	$1,807.5	$1,796.6	$1,585.6
LIFO expense	$0.1	$6.3	$6.4
Gross profit (7)	$259.2	$255.0	$231.1
Gross profit %	13.34%	13.28%	13.61%
Gross profit % less excise taxes	14.34%	14.19%	14.57%
Remaining gross profit (5)	$259.6	$259.9	$224.2
Remaining gross profit %	13.36%	13.53%	13.21%
Remaining gross profit % less excise taxes	14.36%	14.46%	14.14%

Totals
Net sales (2)	$6,531.6	$6,044.9	$5,560.9
Excise taxes in sales (3)	$1,516.0	$1,474.4	$1,349.4
Net sales, less excise taxes (4)	$5,015.6	$4,570.5	$4,211.5
LIFO expense	$6.7	$11.0	$13.1
Gross profit (6),(7)	$401.6	$359.1	$332.6
Gross profit %	6.15%	5.94%	5.98%
Gross profit % less excise taxes	8.01%	7.86%	7.90%
Remaining gross profit (5)	$382.5	$365.6	$325.1
Remaining gross profit %	5.86%	6.05%	5.85%
Remaining gross profit % less excise taxes	7.63%	8.00%	7.72%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Cigarette net sales for the year ended December 31, 2009 includes $534.0 million of price increases primarily associated with the implementation of SCHIP, which did not impact cigarette net sales for the years ended December 31, 2008 and 2007, as SCHIP was not signed into law until February 2009. Our gross profit percentage for the year ended December 31, 2009 was negatively impacted by SCHIP price increases.

(3)
Excise taxes included in our net sales consist of state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage will decrease since gross profit dollars generally remain the same.

(4)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items, such as FET associated with the SCHIP legislation and OTP tax refunds, that significantly affect the comparability of gross profit.

(6)
Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases and increases in state and provincial excise taxes, (ii) federal excise floor taxes and (iii) LIFO effects. Cigarette holding profits for the years 2009, 2008 and 2007 were $36.7 million, $3.1 million and $7.3 million, respectively. The increase in cigarette inventory holding profits for the year ended December 31, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the year ended December 31, 2009 was negatively impacted by the $11.5 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(7)
Food/Non-food gross profit includes (i) holding profits related to manufacturer price increases, (ii) increases in state and provincial excise taxes, (iii) federal excise floor taxes and (iv) LIFO effects. Included in food/non-food gross profit for the year ended December 31, 2009 is $0.9 million of federal excise floor taxes related to SCHIP. In addition, included in food/non-food gross profit for 2009, 2008 and 2007 is the State of Florida OTP tax refund of $0.6 million, the State of Texas OTP net tax refund of $1.4 million, and the State of Washington OTP tax refund of $13.3 million, respectively, all of which were recorded as a reduction to our costs of goods sold in the applicable year.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2009 were $17.7 million compared to $15.7 million as of December 31, 2008. Our restricted cash as of December 31, 2009 was $12.4 million compared to $11.4 million as of December 31, 2008. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the year ended December 31, 2009, our cash flows from operating activities provided $33.1 million and we had $196.9 million of borrowing capacity available in our revolving credit facility as of December 31, 2009. In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended our credit facility for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request.
Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated needs during the next twelve months.
Cash flows from operating activities
Year ended December 31, 2009
Net cash provided by operating activities decreased by $22.5 million to $33.1 million for the year ended December 31, 2009 compared with $55.6 million for the same period in 2008. The decrease in cash provided by operating activities was due primarily to a $61.6 million net decrease in working capital, driven by the timing of vendor prepayments and increased cigarette prices resulting from the SCHIP legislation, which resulted in higher accounts receivable and inventory balances. This decrease in working capital was partially offset by a $39.1 million increase in net income plus adjustments for non-cash items such as depreciation, amortization and LIFO expense, which was driven primarily by income from cigarette price increases related to the SCHIP legislation.
Year ended December 31, 2008
Net cash provided by operating activities decreased by $11.0 million to $55.6 million for 2008 compared with $66.6 million for 2007. The decrease in net cash flows provided by operations was due primarily to a $7.0 million decrease in net income adjusted for non-cash activity such as depreciation, amortization, LIFO expense and foreign currency transaction losses, coupled with a $4.0 million decrease in working capital due primarily to the addition of our Toronto and New England divisions and higher cigarette inventories to capitalize on buying opportunities.
Cash flows from investing activities
Year ended December 31, 2009
Net cash used in investing activities decreased by $28.5 million to $20.6 million for the year ended December 31, 2009 compared with $49.1 million for the same period 2008. In June 2008, we acquired AMD and paid approximately $28.0 million which consisted primarily of purchased accounts receivable, inventory and fixed assets, offset by approximately $1.6 million of cash received in the acquisition. Capital expenditures increased by $1.2 million to $21.1 million in 2009 compared with $19.9 million for 2008. We estimate that fiscal 2010 capital expenditures will not exceed $20 million.

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
Cash flows from financing activities
Year ended December 31, 2009
Net cash used in financing activities decreased by $1.8 million to $9.2 million for 2009 compared with $11.0 million for 2008. We had net repayments on our revolving line of credit of $10.7 million during 2009 compared to $0.1 million of borrowings during 2008. Additionally, cash payments to repurchase our common stock pursuant to our share repurchase program decreased from $11.0 million in 2008 to $2.2 million in 2009. The decrease in net cash used in financing activities was also offset by an increase in book overdrafts due to the timing of excise tax payments.
Year ended December 31, 2008
Net cash used in financing activities decreased by $28.5 million to $11.0 million in 2008 compared with $39.5 million in 2007. The decrease was due primarily to higher repayments on our revolving line of credit made in 2007 as compared to 2008, offset by approximately $11.0 million of cash payments to repurchase our common stock and a decrease in book overdrafts.
Our Credit Facility
In October 2005, we entered into a five-year revolving credit facility (“Credit Facility”) with a capacity of $250 million and an expiration date of October 2010.
In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended our credit facility for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request. Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit fees increased. The Third Amendment also increased our basket for permitted acquisitions following the date of the Third Amendment to $125 million and re-established our basket for permitted stock repurchases at $30 million. At the date of signing the Amendment, we incurred fees of approximately $2.0 million, which will be amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	December 31,	December 31,
	2009	2008
Amounts borrowed	$19.2	$30.0

Outstanding letters of credit	$26.1	$24.4

Amounts available to borrow (prior to Third Amendment)	$196.9	$186.0

Since the total amount of the Credit Facility was reduced by $50 million in February 2010, the maximum amount available to borrow is subject to the lower ceiling of $200 million permitted by the Third Amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We were in compliance with all of the covenants under the Credit Facility as of December 31, 2009.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2009 and 2008 was 2.0% and 3.8%, respectively. We paid total unused facility fees of $0.5 million for both 2009 and 2008. Unamortized debt issuance costs were $0.4 million as of December 31, 2009 and $1.0 million at December 31, 2008.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2009:

							2015 and
(in millions)	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt(1)	$19.2	$—	$—	$—	$—	$19.2	$—
Purchase obligations(2)	0.2	0.2	—	—	—	—	—
Letters of credit	26.1	26.1	—	—	—	—	—
Operating leases	176.0	28.5	26.1	21.9	16.7	12.7	70.1
Capitalized leases(3)	0.8	—	0.1	0.1	0.1	0.1	0.4

Total contractual obligations(4)(5)(6)	$222.3	$54.8	$26.2	$22.0	$16.8	$32.0	$70.5

(1)	Does not include interest costs associated with the Revolving Credit Facility which had a weighted-average interest rate of 2.0% for the year ended December 31, 2009.

(2)
Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. As of December 31, 2009, $0.2 million represents estimated transportation equipment purchase commitments.

(3)	Represents refrigeration equipment.

(4)
We have not included in the table above Claims Liabilities of $32.6 million, net of current portion, which includes health and welfare, workers’ compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 to our Consolidated Financial Statements in Item 8.

(5)
As discussed in Note 12 to our Consolidated Financial Statements included in Item 8, we have an $11.6 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $1.5 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 9—Income Taxes).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2009, our standby letters of credit issued under our Credit Facility were $26.1 million related primarily to casualty insurance and tax obligations. The standby letters of credit expire in 2010. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2022 (excluding renewal options). These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $4.9 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.
We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for losses we estimate will arise from our trade customers’ inability to make required payments. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. In determining the adequacy of allowances for customer receivables, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables, general economic conditions and other factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures or deterioration in general economic conditions), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.
The allowance for doubtful accounts at December 31, 2009, 2008 and 2007 amounted to 5.6%, 6.0% and 6.9%, respectively, of net trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $1.8 million for 2009, $1.6 million for 2008 and $6.9 million for 2007. Bad debt expense for 2007 included a charge of $5.9 million related to two customers who declared bankruptcy in the fourth quarter of 2007. As a percentage of sales, our bad debt expense was less than 0.1% for both 2009 and 2008, and 0.1% for 2007.
Inventories
Our U.S. inventories are valued at the lower of cost or market. Cost of goods sold is determined on a last-in, first-out (“LIFO”) basis using producer price indices (“PPIs”) as published by the U.S. Department of Labor. PPIs are updated by the Department of Labor on a lag basis for manufacturer price increases or decreases implemented after the initial PPI has been published for a given month. When we are aware of material price increases or decreases from manufacturers, we will estimate the PPI for the respective period in order to more accurately reflect inflation rates. The PPIs are applied to inventory which is grouped by merchandise having similar characteristics. Under the LIFO method, current costs of goods sold are matched against current sales. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income (LIFO expense), while lower costs are retained in inventories. To the extent inventories or prices decline significantly at the end of any period where there have been increasing prices in prior periods, under LIFO some older and potentially lower priced inventory is considered as having been sold, resulting in a lower cost of goods sold compared to current prices, and increased current gross profit (LIFO income).

Vendor and Sales Incentives
Vendors’ Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.
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
Income Taxes
Income taxes are accounted for under U.S. GAAP using the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, our management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. As of December 31, 2009, we had a valuation allowance of $0.1 million with respect to 100% of the deferred tax asset related to foreign tax credits. We believe that it is more likely than not we will be unable to utilize the foreign tax credits, which will expire at various times from 2014 to 2016, due primarily to the relatively lower taxable income generated in Canada compared with the U.S. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.
According to U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We have established an estimated liability for income tax exposures that arise and meet the criteria for accrual under U.S. GAAP. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We classify interest and penalties related to income taxes as income tax expense.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2009 and December 31, 2008:

	2009			2008
		Long-			Long-
	Current	Term	Total	Current	Term	Total
Gross claims liabilities:
Workers’ compensation liability	$5.8	$31.3	$37.1	$5.7	$29.2	$34.9
Auto & general liability	0.9	1.0	1.9	1.3	1.8	3.1
Health & welfare liability	1.7	0.3	2.0	2.3	0.3	2.6

Total gross claims liabilities	8.4	32.6	41.0	9.3	31.3	40.6

Insurance recoverables	(2.7)	(21.0)	(23.7)	(2.9)	(19.8)	(22.7)

Reserves (net):
Workers’ compensation liability	$3.5	$10.8	$14.3	$3.2	$10.3	$13.5
Auto & general liability	0.5	0.5	1.0	0.9	0.9	1.8
Health & welfare liability	1.7	0.3	2.0	2.3	0.3	2.6

Reserves (net):	$5.7	$11.6	$17.3	$6.4	$11.5	$17.9

The decrease in these reserves for 2009 is due primarily to a decrease in our auto and general liability due to favorable claims experience and a decrease in our health and welfare liability due to an increase in the contribution percentage of the employee portion of health premiums during 2009, offset by an increase in workers’ compensation liability due to the severity of certain claims.
A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2009 by $0.8 million, $0.1 million and $0.2 million, respectively.
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
The determination of the obligation and expense associated with our Pension Plans are dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 12 to the consolidated financial statements and include, among other things, the weighted-average discount rate, the expected weighted-average long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other post-retirement obligations and the future expense.

We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine 2009 pension expense was 6.26%. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. For 2009 our assumed weighted-average rate of return was 7.35% on our assets.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2009 is as follows (dollars in millions):

Projected
Benefit
	Percentage	Obligation	Expense
	Point	Decrease	Decrease
	Change	(Increase)	(Increase)
Expected return on plan assets	+/- .25 pt	$0.0 /(0.0)	$0.1 / (0.1)
Discount rate—Pension	+/- .25 pt	$0.8 /(0.8)	$0.0 / (0.0)
Discount rate—Post-retirement	+/- .25 pt	$0.1 /(0.1)	$0.0 / (0.0)
Stock-Based Compensation
We account for stock-based compensation expense by estimating the fair values of awards at their grant dates and expensing the fair values using the straight-line amortization method for awards with vesting based on service and ratably for awards based on performance conditions. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. Currently we use the Black-Scholes option valuation model to value stock option awards. If we were to use alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different (see Note 11—Stock-Based Compensation Plans).
Recent Accounting Pronouncements
Employers’ Disclosures about Post-retirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 715 (formerly FSP SFAS No. 132(R)-1, Employer’s Disclosures about Post-retirement Benefit Plan Assets), Compensation — Retirement Benefits, which amended Statement of Financial Accounting Standards No. 132(R). ASC 715 enhances required disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The ASC is effective for our fiscal year beginning January 1, 2010. We do not expect the adoption of ASC 715 to have a material impact on the disclosures that accompany our consolidated financial statements.
Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, carton sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007 and have experienced further declines in 2008 and 2009. We believe this trend is driven principally by an increasing decline in overall cigarette consumption due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date this legislation and its associated regulations have not had a material impact on our business.
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. Federal excise taxes are levied on the cigarette manufacturer, whereas state, provincial and local excise taxes are levied on the wholesaler. We increase cigarette prices as state, provincial and local excise tax increases are assessed on cigarette products that we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, but increases will result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes levied on manufacturers from 39¢ to $1.01 per pack of cigarettes effective and after April 1, 2009. This substantial increase in excise taxes we believe caused the manufacturers to increase their prices to us, which in turn increased our working capital requirements. We also believe it has contributed to a further decline in consumer cigarette consumption which has adversely impacted our cigarette carton sales and could result in a decrease of our gross profit as a percentage of sales.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits prior to 2009 averaged approximately $5.1 million per year from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding profits, net of FET taxes associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends.
Food and Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
General Economic Trends
Uncertain Economic Conditions
Uncertain economic conditions, including changes in the credit and housing markets leading to the 2008 financial and credit crisis, rising unemployment and underemployment rates, significant declines in the personal net worth of many individuals and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. As a result, convenience store operators may continue to experience a reduction in same store sales in subsequent quarters, which will adversely affect demand for our products and may result in reduced sales unless offset by other factors (such as an increase in the number or size of our customers’ stores, penetration of product offerings into existing stores serviced, or increases in our market share). These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity may also place a number of our convenience store owners under financial stress, which will increase our credit risk and potential bad debt exposure. If the economic conditions in our key markets further deteriorate or do not show improvement, we may experience material adverse impacts to our business, financial condition and operating results.

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
Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. At December 31, 2009, all amounts borrowed under our Credit Facility represented variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 32.5 basis points (which approximates 10% of the weighted-average interest rate on our year end outstanding balance), our results from operations and cash flows would not be materially affected.
We conduct business in Canada primarily in Canadian dollars. To the extent that funds are moved to or from Canada, we would be exposed to fluctuations in the Canadian/U.S. exchange rate. The Canadian/U.S. exchange rate based on the noon rate used for balance sheet translation was $1.0466, $1.2246 and $0.9881 as of December 31, 2009, 2008 and 2007, respectively. We did not engage in hedging transactions during 2007, 2008 or 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial Statements

A. Audited Financial Statements

• Report of Independent Registered Public Accounting Firm	41

• Consolidated Balance Sheets—at December 31, 2009 and 2008	42

• Consolidated Statements of Operations—for the Years ended December 31, 2009, 2008 and 2007	43

• Consolidated Statements of Stockholders’ Equity and Comprehensive Income—for the Years ended December 31, 2009, 2008 and 2007	44

• Consolidated Statements of Cash Flows—for the Years ended December 31, 2009, 2008 and 2007	45

• Notes to Consolidated Financial Statements	46

2. Financial Statement Schedule

• Schedule II Valuation and Qualifying Accounts	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
San Francisco, California
March 12, 2010

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17.7	$15.7
Restricted cash	12.4	11.4
Accounts receivable, net of allowance for doubtful accounts of $9.1 and $8.8, respectively (Note 4)	161.1	146.9
Other receivables, net (Note 4)	39.6	34.1
Inventories, net (Note 5)	275.5	238.4
Deposits and prepayments (Note 4)	42.2	26.5
Deferred income taxes (Note 9)	3.6	12.2

Total current assets	552.1	485.2

Property and equipment, net (Note 6)	83.8	74.2
Deferred income taxes (Note 9)	5.3	12.1
Goodwill	3.7	3.7
Other non-current assets, net (Note 4)	33.0	37.4

Total assets	$677.9	$612.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.2	$66.0
Book overdrafts	19.4	17.8
Cigarette and tobacco taxes payable	132.3	103.2
Accrued liabilities (Note 4)	59.6	58.1
Deferred income taxes (Note 9)	0.6	1.6

Total current liabilities	275.1	246.7

Long-term debt, net (Note 7)	20.0	30.8
Other long-term liabilities	4.3	11.1
Claims liabilities, net of current portion	32.6	31.3
Pension liabilities	15.7	19.1

Total liabilities	347.7	339.0

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,001,632 and 10,746,416 shares issued; 10,506,270 and 10,349,700 shares outstanding at December 31, 2009 and 2008, respectively)	0.1	0.1
Additional paid-in capital	216.2	209.3
Treasury stock at cost (495,362 and 396,716 shares of common stock at December 31, 2009 and 2008, respectively)	(13.2)	(11.0)
Retained earnings	129.6	82.3
Accumulated other comprehensive loss	(2.5)	(7.1)

Total stockholders’ equity	330.2	273.6

Total liabilities and stockholders’ equity	$677.9	$612.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$6,531.6	$6,044.9	$5,560.9
Cost of goods sold	6,130.0	5,685.8	5,228.3

Gross profit	401.6	359.1	332.6

Warehousing and distribution expenses	197.3	197.6	174.1
Selling, general and administrative expenses	137.3	129.4	119.0
Amortization of intangible assets	2.0	2.0	1.8

Total operating expenses	336.6	329.0	294.9

Income from operations	65.0	30.1	37.7
Interest expense	1.7	2.2	2.4
Interest income	(0.3)	(1.0)	(1.4)
Foreign currency transaction (gains) losses, net	(2.2)	6.3	(0.9)

Income before income taxes	65.8	22.6	37.6
Provision for income taxes (Note 9)	18.5	4.7	13.5

Net income	$47.3	$17.9	$24.1

Basic income per common share (Note 10)	$4.53	$1.71	$2.30
Diluted income per common share (Note 10)	$4.35	$1.64	$2.15

Basic weighted-average shares (Note 10)	10.5	10.5	10.5
Diluted weighted-average shares (Note 10)	10.9	10.9	11.2
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In millions)

						Accumulated
			Additional			Other	Total	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2006	10.2	$0.1	$175.5	$—	$40.2	$(0.1)	$215.7	—
Net income	—	—	—	—	24.1	—	24.1	$24.1
Amortization of stock-based compensation	—	—	5.3	—	—	—	5.3	—
Cash proceeds from exercise of common stock options	—	—	2.2	—	—	—	2.2	—
Adoption of new income tax accounting guidance	—	—	18.5	—	0.1	—	18.6	—
Minimum pension liability adjustment, net of taxes of $0.7	—	—	—	—	—	(1.0)	(1.0)	(1.0)
Excess tax deductions associated with stock-based compensation	—	—	1.1	—	—	—	1.1	—
Issuance of stock based instruments	0.2	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	0.5	0.5	0.5

Total comprehensive income								$23.6

Balance, December 31, 2007	10.4	0.1	202.6	—	64.4	(0.6)	266.5	—
Net income	—	—	—	—	17.9	—	17.9	$17.9
Amortization of stock-based compensation	—	—	3.9	—	—	—	3.9	—
Cash proceeds from exercise of common stock options	—	—	2.5	—	—	—	2.5	—
Minimum pension liability adjustment, net of taxes of $3.8	—	—	—	—	—	(5.9)	(5.9)	(5.9)
Excess tax deductions associated with stock-based compensation	—	—	0.3	—	—	—	0.3	—
Issuance of stock based instruments	0.7	—	—	—	—	—	—	—
Repurchases of common stock	(0.4)	—	—	(11.0)	—	—	(11.0)	—
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	(0.6)	(0.6)

Total comprehensive income								$11.4

Balance, December 31, 2008	10.7	0.1	209.3	(11.0)	82.3	(7.1)	273.6	—
Net income	—	—	—	—	47.3	—	47.3	$47.3
Amortization of stock-based compensation	—	—	5.1	—	—	—	5.1	—
Cash proceeds from exercise of common stock options and warrants	—	—	2.2	—	—	—	2.2	—
Minimum pension liability adjustment, net of taxes of $(1.5)	—	—	—	—	—	2.4	2.4	2.4
Excess tax deductions associated with stock-based compensation	—	—	0.1	—	—	—	0.1	—
Issuance of stock based instruments, net of shares withheld for employee taxes	0.4	—	(0.5)	—	—	—	(0.5)	—
Repurchases of common stock	(0.1)	—	—	(2.2)	—	—	(2.2)	—
Foreign currency translation adjustment	—	—	—	—	—	2.2	2.2	2.2

Total comprehensive income								$51.9

Balance, December 31, 2009	11.0	$0.1	$216.2	$(13.2)	$129.6	$(2.5)	$330.2

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$47.3	$17.9	$24.1
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	7.1	11.0	14.5
Amortization of debt issuance costs	0.5	0.5	0.4
Amortization of deferred stock-based compensation	5.1	3.9	5.3
Bad debt expense, net	1.8	1.6	6.9
Depreciation and amortization	18.7	17.4	14.9
Foreign currency transaction (gains) losses, net	(2.2)	6.3	(0.9)
Deferred income taxes	14.5	(4.9)	(4.5)
Changes in operating assets and liabilities:
Accounts receivable	(13.8)	(2.9)	9.2
Other receivables	(4.3)	(4.2)	6.0
Inventories	(36.7)	(31.9)	(7.1)
Deposits, prepayments and other non-current assets	(16.7)	4.4	(8.5)
Accounts payable	(4.4)	13.8	2.3
Cigarette and tobacco taxes payable	22.8	16.2	22.7
Pension, claims and other accrued liabilities	(6.6)	6.2	(15.3)
Income taxes payable	—	0.3	(3.4)

Net cash provided by operating activities	33.1	55.6	66.6

Cash flows from investing activities:
Restricted cash	0.7	(2.2)	(0.6)
Acquisition of business, net of cash acquired	—	(26.4)	—
Additions to property and equipment, net	(21.1)	(19.9)	(20.8)
Capitalization of software	(0.3)	(0.7)	(2.0)
Proceeds from sale of fixed assets	0.1	0.1	0.1

Net cash used in investing activities	(20.6)	(49.1)	(23.3)

Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(10.7)	0.1	(48.4)
Repurchases of common stock (treasury stock)	(2.2)	(11.0)	—
Proceeds from exercise of common stock options and warrants	2.2	2.5	2.2
Tax withholdings related to net share settlements of restricted stock units	(0.5)	—	—
Excess tax deductions associated with stock-based compensation	0.4	0.6	1.1
Increase (decrease) in book overdrafts	1.6	(3.2)	5.6

Net cash used in financing activities	(9.2)	(11.0)	(39.5)

Effects of changes in foreign exchange rates	(1.3)	(1.1)	(2.4)

Increase (decrease) in cash and cash equivalents	2.0	(5.6)	1.4
Cash and cash equivalents, beginning of period	15.7	21.3	19.9

Cash and cash equivalents, end of period	$17.7	$15.7	$21.3

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$11.7	$7.5	$28.1
Interest	$1.0	$1.7	$2.5
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 24,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (including two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the allowance for doubtful accounts, inventory reserves, LIFO valuation, recoverability of goodwill and other long-lived assets, stock-based compensation expense, the realizability of deferred income taxes, uncertain tax positions, pension benefits and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue at the point at which the product is delivered and title passes to the customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on our returns experience which has historically not been significant. We also earn management service fee revenue from operating third party distribution centers belonging to certain customers. The service fee revenue was approximately $2.9 million in 2009, $3.0 million in 2008 and $2.8 million in 2007. These revenues represented less than 1% of our total revenues for each of those years. The service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
Vendor and Sales Incentives
Vendors’ Discounts, Rebates and Allowances—Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceeds the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Customers’ Sales Incentives—We also provide sales rebates or discounts to our customers on a regular basis. These customers’ sales incentives are recorded as a reduction to sales revenue as the sales incentive is earned by the customer. Additionally, we may provide racking and slotting allowances for the customer’s commitment to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
Excise Taxes
Excise taxes on cigarettes and other tobacco products are a significant component of our net sales and our cost of sales. In 2009, 2008 and 2007, approximately 23%, 24% and 24% of our net sales, and approximately 25%, 26% and 26% of our cost of goods sold, respectively, represented excise taxes. Excise taxes are included in our net sales and cost of sales as we are responsible for collecting and remitting such state and provincial taxes on the applicable sales.
Foreign Currency Translation
The operating assets and liabilities of our Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Adjustments resulting from such translation are presented as foreign currency translation adjustments, net of applicable income taxes, and are included in other comprehensive income. The statements of operations, including income and expenses, of our Canadian operations are translated to U.S. dollars at average exchange rates for the period for financial reporting purposes. We also recognize the gain or loss on foreign currency exchange transactions between our Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by Canadian provincial taxing authorities. As of December 31, 2009, we had cash book overdrafts of $19.4 million compared to $17.8 million as of December 31, 2008, reflecting issued checks that have not cleared through our banking system in the ordinary course of business for accounts payable. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.
Fair Value Measurements
The carrying amount for our cash, cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of our variable rate debt approximates fair value.
We calculate the fair value of our pension plan assets based on assumptions that market participants would use in pricing the assets or liabilities. We use a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and give precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 — Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about what market participants would assume when pricing the asset or liability.
(See Note 12—Employee Benefit Plans.)
Risks and Concentrations
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. We place our cash and cash equivalents in short-term instruments with high quality financial institutions and limit the amount of credit exposure in any one financial instrument. We pursue amounts and incentives due from vendors in the normal course of business and are often allowed to deduct these amounts and incentives from payments made to our vendors.

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
We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. represented approximately 28% of our total product purchases for 2009, 27% for 2008 and 25% for 2007. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% for each of the years 2009, 2008 and 2007.
Cigarette sales represented approximately 70.3%, 68.2% and 69.5% of our revenues and contributed approximately 35.4%, 29.0% and 30.5% of our gross profit in 2009, 2008 and 2007, respectively. The increase in the percentage of our revenues and gross profit attributable to cigarettes in 2009 was due primarily to manufacturer price increases in response to the enactment of the State Children’s Health Insurance Program (“SCHIP”), which increased the federal cigarette excise tax from 39¢ to $1.01 per pack. U.S. cigarette consumption has declined since 1980. If cigarette consumption continues to decline and we do not make up for lost cigarette carton sales through cigarette price increases or by increasing our food/non-food sales, our results of operations could be materially and adversely affected.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables from customers. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless (see Note 4—Other Consolidated Balance Sheet Accounts Detail).
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. We evaluate the collectability of amounts due from vendors and determine the appropriate allowance for doubtful accounts due from vendors based on historical experience and on a review of specific amounts outstanding. While we believe that such allowances are adequate, these estimates could change in the future depending upon our ability to collect these vendor receivables.
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products and related consumable products held for re-sale, and are valued at the lower of cost or market. In the U.S., cost is primarily determined on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out (FIFO) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 82% and 85% of our FIFO inventory was valued on a LIFO basis at December 31, 2009 and 2008, respectively.
During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on hand and historical experience. We had a decrement in our LIFO layer of $5.1 million in 2009 and an insignificant LIFO layer decrement in 2008.
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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We have determined the following useful lives for our fixed assets:

Useful life in
years
Office furniture and equipment	3 to 10
Delivery equipment	4 to 10
Warehouse equipment	3 to 15
Leasehold improvements	3 to 25
Buildings	25
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
Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset group’s carrying value over the estimated remaining useful life of the primary assets. Impairment is measured as the difference between carrying value and fair value. Fair value is based on appraised value or estimated sales value, similar assets in recent transactions or discounted cash flows. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2009, 2008 and 2007, we did not have impairment costs related to long-lived assets or assets identified for abandonment as a result of facility closures or facility relocation.
Goodwill and Intangible Assets
We review goodwill for impairment on an annual basis or whenever significant events or changes occur in our business. The reviews are performed at the operating division level, which comprise our reporting units. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Based on the impairment tests performed as of December 31, 2009 and November 30, 2008, there was no impairment of goodwill in 2009 or 2008. There can be no assurance that future goodwill tests will not result in a charge to earnings. We do not amortize those intangible assets that have been determined to have indefinite useful lives (see Note 4—Other Consolidated Balance Sheet Accounts Detail).
Computer Software Developed or Obtained for Internal Use
We account for proprietary computer software systems, namely our Distribution Center Management System (“DCMS”), using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from one to eight years. During 2009, 2008 and 2007, we capitalized approximately $0.3 million, $0.7 million and $2.0 million, respectively, primarily for DCMS enhancements, as well as other non-proprietary systems.
Debt Issuance Costs
Debt issuance costs have been deferred and are being amortized as interest expense over the term of the related debt agreement using the effective interest method. Debt issuance costs are included in other non-current assets, net, on the accompanying consolidated balance sheets.
Claims Liabilities and Insurance Recoverables
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. We had liabilities for workers’ compensation, auto and general liability related to both Core-Mark and Fleming (former owner of Core-Mark, related to emergence from bankruptcy in 2004) self-insurance obligations at December 31, 2009 and 2008 in the amounts of $32.6 million long-term and $8.4 million short-term, and $31.3 million long-term and $9.3 million short-term, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We maintain reserves related to health and welfare, workers’ compensation, auto and general liability programs that are principally self-insured. We have a per-claim ceiling of $500,000 for our workers’ compensation, auto and general liability self-insurance programs and a per-claim limit of $200,000 for our health and welfare program. We purchase insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on our assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. We recognize in the consolidated balance sheets an asset for a plan’s overfunded status or a liability for a plan’s underfunded status as of the end of each fiscal year. We determine the plan’s funded status by measuring its assets and its obligations, and we recognize changes in the funded status of our defined benefit post-retirement plan in the year in which the change occurred (see Note 12—Employee Benefit Plans).
Income Taxes
Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We have established an estimated liability for income tax exposures that arise and meet the criteria for accrual. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We classify interest and penalties related to income taxes as income tax expense.
Stock-Based Compensation
We account for stock-based compensation expense by estimating the fair values of awards at their grant dates and amortizing these amounts as expense using a straight-line method for awards with vesting based on service and ratably for awards based on performance conditions. Currently, we use the Black-Scholes option valuation model to value the stock awards (see Note 11—Stock-Based Compensation Plans).
Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.
Total Comprehensive Income
Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of stockholders’ equity, but are excluded from net income. Other comprehensive income is comprised of adjustments to minimum pension liability and currency translation adjustments relating to our foreign operations in Canada whose functional currency is not the U.S. dollar (see consolidated statements of stockholders’ equity and comprehensive income).

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Segment Information
We report our segment information using established standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way we are organized for operational decisions and assessment of financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada. Therefore, we have determined that we have two reportable segments based on geographical area — U.S. and Canada. We present our segment reporting information based on business operations and by major product category for each of the two geographic segments (see Note 15—Segment Information).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assumes the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method (see Note 10—Earnings Per Share).
Recent Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 715 (formerly FSP SFAS No. 132(R)-1, Employer’s Disclosures about Post-retirement Benefit Plan Assets), Compensation — Retirement Benefits, which amended Statement of Financial Accounting Standards No. 132(R). ASC 715 enhances required disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The ASC is effective for our fiscal year beginning January 1, 2010. We do not expect the adoption of ASC 715 to have a material impact on the disclosures that accompany our consolidated financial statements.
3. Acquisitions
On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc. (“AMD”), located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million, including transaction costs. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. AMD conducts business primarily in the Northeastern region of the U.S. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which has been recorded as goodwill. AMD conducts operations as the “New England” division of Core-Mark. Results of operations of AMD are included in Core-Mark’s consolidated statements of operations since the date of acquisition to December 31, 2009.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	2009	2008
Balance, beginning of period	$8.8	$9.3
Net additions charged to operations	1.8	1.6
Less: Write-offs and adjustments	(1.5)	(2.1)

Balance, end of period	$9.1	$8.8

The increase in the allowance for doubtful accounts was recognized in our selling, general and administrative expenses which is included in our operating expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Vendor receivables, net	$30.4	$25.9
Insurance recoverables, current	2.7	2.9
Other	6.5	5.3

Total	$39.6	$34.1

The allowance for doubtful accounts due from vendors was $0.1 million and $0.2 million as of December 31, 2009 and 2008, respectively.
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Deposits	$3.3	$3.6
Prepayments	38.9	22.9

Total	$42.2	$26.5

Our deposits and prepayments include deposits related to workers’ compensation claims, prepayments relating to insurance policies, income taxes, product purchases, prepaid rent and rental deposits and up-front consideration to customers.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Non-Current Assets, Net
Other non-current assets, net consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Internally developed and other purchased software, net	$3.3	$4.7
Insurance recoverables, net of current portion	21.0	19.8
Debt issuance costs, net of current portion	0.3	1.0
Insurance deposits, net of current portion	4.5	5.1
Other amortizable intangibles	2.2	3.8
Other customer receivables	—	1.9
Other assets	1.7	1.1

Total	$33.0	$37.4

The amortization of intangible assets, inclusive of non-compete agreements and customers’ lists, recorded in the consolidated statement of operations was $2.0 million for both 2009 and 2008 and $1.8 million for 2007.
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Accrued payroll, retirement and other benefits	$21.1	$17.5
Claims liabilities, current	8.4	9.3
Other accrued expenses	20.4	20.9
Accrued customer incentives payable	9.7	10.4

Total	$59.6	$58.1

Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include Canadian goods and services taxes, legal expenses, interest and other miscellaneous accruals.
5. Inventories
Inventories consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Inventories at FIFO, net of reserves	$318.5	$274.7
Less: LIFO reserve	(43.0)	(36.3)

Inventories at LIFO	$275.5	$238.4

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Property and Equipment
Property and equipment consist of the following (in millions):

	December 31,	December 31,
	2009	2008
Delivery, warehouse and office equipment	$109.0	$94.0
Equipment under capital leases	1.0	1.0
Leasehold improvements	17.4	9.1
Land and buildings	12.7	12.5

	140.1	116.6
Accumulated depreciation and amortization	(56.3)	(42.4)

Total	$83.8	$74.2

For 2009, 2008 and 2007, depreciation and amortization expenses related to property and equipment were $14.2 million, $12.8 million and $10.8 million, respectively. Property and equipment includes accruals for construction in progress of $0.7 million in 2009 and 2008 and $3.3 million in 2007.
7. Long-Term Debt
Total long-term debt as presented in the consolidated balance sheets consists of the following (in millions):

	December 31,	December 31,
	2009	2008
Amounts borrowed (Credit Facility)	$19.2	$30.0
Obligations under capital leases	0.8	0.8

Total long-term debt, net	$20.0	$30.8

In October 2005, we entered into a five-year revolving credit facility (“Credit Facility”) with a capacity of $250 million and an expiration date of October 2010. In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended our credit facility for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request. Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit fees increased. The Third Amendment also increased our basket for permitted acquisitions following the date of the Third Amendment to $125 million and re-established our basket for permitted stock repurchases at $30 million. At the date of signing the Amendment, we incurred fees of approximately $2.0 million, which will be amortized over the term of the agreement. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	December 31,	December 31,
	2009	2008
Amounts borrowed	$19.2	$30.0

Outstanding letters of credit	$26.1	$24.4

Amounts available to borrow (prior to Third Amendment)	$196.9	$186.0

Since the total amount of the Credit Facility was reduced by $50 million in February 2010, the maximum amount available to borrow is subject to the lower ceiling of $200 million permitted by the Third Amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We were in compliance with all of the covenants under the Credit Facility as of December 31, 2009.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2009 and 2008 was 2.0% and 3.8%, respectively. We paid total unused facility fees of $0.5 million for both 2009 and 2008. Unamortized debt issuance costs were $0.4 million as of December 31, 2009 and $1.0 million at December 31, 2008.
8. Commitments and Contingencies
Purchase Commitments
We enter into purchase commitments in the ordinary course of business related to transportation equipment.
Operating Leases
We lease nearly all of our sales and warehouse facilities as well as tractors, trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2022, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require us to pay taxes, maintenance and insurance. In most instances, we expect the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2009:

Year Ending December 31,	(in millions)
2010	$28.5
2011	26.1
2012	21.9
2013	16.7
2014	12.7
Thereafter	70.1

$176.0

For 2009, 2008 and 2007, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $34.7 million, $33.8 million and $29.1 million, respectively.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Capital Leases
As of December 31, 2009 and 2008, we had approximately $0.8 million of refrigeration equipment leased under a capital lease.
Contingencies
Litigation
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At December 31, 2009, we were not involved in any material litigation.
9. Income Taxes
Our income tax provision consists of the following (in millions):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$7.6	$6.8	$13.5
State	(1.9)	0.6	3.4
Foreign	—	(0.1)	0.4

Total current tax provision	$5.7	$7.3	$17.3

Deferred:
Federal	11.6	(1.6)	(2.3)
State	2.3	(1.0)	(0.4)
Foreign	(1.1)	—	(1.1)

Total deferred tax (benefit) provision	$12.8	$(2.6)	$(3.8)

Total income tax provision	$18.5	$4.7	$13.5

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision follows (in millions):

	Year Ended December 31,
	2009		2008		2007
Federal income tax provision at the statutory rate	$23.0	35.0%	$7.9	35.0%	$13.2	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.9	4.4	1.0	4.4	1.9	5.1
Decrease in unrecognized tax benefits (inclusive of related interest and penalty)	(6.0)	(9.1)	(2.5)	(11.1)	(0.8)	(2.1)
Effect of foreign operations	(1.1)	(1.7)	(0.1)	(0.4)	(0.8)	(2.1)
Change in valuation allowances	—	—	(1.6)	(7.1)	—	—
Other, net	(0.3)	(0.5)	—	—	—	—

Income tax provision	$18.5	28.1%	$4.7	20.8%	$13.5	35.9%

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Employee benefits, including post-retirement benefits	$16.8	$22.3
Trade and other receivables	3.6	3.4
Inventories	—	2.5
Goodwill and intangibles	1.3	1.1
Self-insurance reserves	0.6	1.7
State taxes	—	0.8
Other	2.2	2.0

Subtotal	24.5	33.8
Less: valuation allowance	(0.1)	(0.1)

Net deferred tax assets	$24.4	$33.7

Deferred tax liabilities:
Inventories	$5.1	$—
Property and equipment	10.0	9.3
Prepaid and deposits	0.5	—
Deferred income	0.6	1.5
Other	1.7	1.7

Total deferred tax liabilities	$17.9	$12.5

Total net deferred tax assets	$6.5	$21.2
Net current deferred tax assets	3.0	10.7

Net non-current deferred tax assets	$3.5	$10.5

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment of whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $0.1 million at December 31, 2009 and 2008 related to foreign tax credits, which will expire at various times between 2014 and 2016.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2009, the total gross amount of unrecognized tax benefits, which was included in other tax liabilities related to federal, state and foreign taxes, was approximately $1.5 million. The total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $1.5 million as of December 31, 2009. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.4 million through December 31, 2010. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2009, 2008 and 2007 follows (in millions):

	2009	2008	2007
Balance at beginning of year	$6.1	$10.2	$10.5
Lapse of statute of limitations	(4.7)	(3.4)	(0.9)
Other	0.1	(0.7)	0.6

Balance at end of year	$1.5	$6.1	$10.2

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 to 2009 tax years remain subject to examination by federal and state tax authorities. The 2005 tax year is still open for certain tax authorities. The 2002 to 2009 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions. In 2007, the Canada Revenue Agency initiated an examination of our Canadian tax returns for 2003 and 2004. The examination was finalized in 2009 and resulted in no significant adjustments.
We recognize interest and penalties on income taxes in income tax expense. As of December 31, 2009, we recorded a liability of $0.8 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.5 million for interest and $0.3 million of penalties.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2009			2008			2007
			Net			Net			Net
		Weighted-	Income		Weighted-	Income		Weighted-	Income
		Average	Per		Average	Per		Average	Per
		Shares	Common	Net	Shares	Common	Net	Shares	Common
	Net Income	Outstanding	Share	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$47.3	10.5	$4.53	$17.9	10.5	$1.71	$24.1	10.5	$2.30
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	(0.02)		—	—		—	—
Stock options		0.2	(0.07)		0.2	(0.03)		0.3	(0.06)
Warrants		0.2	(0.08)		0.2	(0.04)		0.4	(0.09)
Performance shares		—	(0.01)		—	—		—	—

Diluted EPS	$47.3	10.9	$4.35	$17.9	10.9	$1.64	$24.1	11.2	$2.15

Note:	Basic and diluted earnings per share are calculated based on unrounded actual amounts.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 2009, 2008 and 2007 there were 259,777, 249,453 and 121,475 anti-dilutive options, respectively. There were no anti-dilutive warrants in 2009, 2008 or 2007.
In May 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming Inc. (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share.
The number of Class 6(B) warrants outstanding was 952,806 at the end of 2009 and 968,628 at the end of both 2008 and 2007. The number of Tranche B warrants outstanding was 126,716 at the end of 2009, 2008 and 2007. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of December 31, 2009.
11. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the consolidated statements of operations for 2009, 2008 and 2007 was $5.1 million, $3.9 million and $5.3 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.5 million at December 31, 2009. This balance is expected to be recognized over a weighted-average period of 1.5 years.
Employee stock-based compensation expense recognized in 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 79 plan participants that have been awarded grants since the inception of our plans. We issue new shares to satisfy stock option exercises.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We maintain five stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors’ Equity Incentive Plan, the 2005 Long-Term Incentive Plan, the 2005 Directors’ Equity Incentive Plan and the 2007 Long-Term Incentive Plan.

		Number of securities
		remaining available for
	Number of securities to	future issuance under
	be issued upon exercise of	equity compensation
	outstanding options,	plans (excluding
	warrants and	securities reflected in
	rights	column 1)
2004 Long-Term Incentive Plan—Restricted stock units and options	492,196	1,000
2005 Long-Term Incentive Plan—Restricted stock units	22,111	—
2004 Directors’ Equity Incentive Plan	30,000	—
2005 Directors’ Equity Incentive Plan	15,000	—
2007 Long-Term Incentive Plan(1)	605,734	336,933

(1)	Includes non-qualified stock options, restricted stock units and performance shares.
2004 Long-Term Incentive Plan
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provides for issuance of up to 1,314,444 shares of non-qualified stock options and restricted stock units. For option grants, the exercise price equals the fair value of the Company’s common stock on the date of grant. For restricted stock grants, the exercise price is fixed at $0.01. Options and restricted stock units vest over a three-year period; one-third of the options and restricted stock units cliff-vest on the first anniversary of the vesting commencement date and the remaining options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. Restricted stock units are available for grant to officers and key employees. Stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method.
2004 Directors’ Equity Incentive Plan
The 2004 Directors’ Equity Incentive Plan (“2004 Directors’ Plan”) consists of 30,000 non-qualified stock options that have been granted to non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly after the first anniversary of the vesting commencement date. No stock options are available for future issuance.
2005 Long-Term Incentive Plan
The 2005 Long-Term Incentive Plan (“2005 LTIP”) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. No restricted stock units are available for future issuance.
2005 Directors’ Equity Incentive Plan
The 2005 Directors’ Equity Incentive Plan (“2005 Directors’ Plan”) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors’ Plan are similar to the 2004 Directors’ Plan. No stock options are available for future issuance.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2007 Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provides for the granting of awards of up to 1,202,350 shares of our common stock (including treasury shares) to officers, employees and non-employee directors. The 2007 LTIP became effective on July 1, 2007. Awards may be made under the 2007 LTIP through June 30, 2017, which is 10 years from the effective date of the 2007 LTIP.
The available awards under the 2007 LTIP include: stock options, restricted stock units and performance shares. The annual award limits of the 2007 LTIP provide for options which are limited in any one plan year to 100,000 shares to any one participant, and performance shares which are also limited to 100,000 to any one participant in any one plan year. Restricted stock units, or RSUs, are awards that will be subject to certain restrictions and subject to a risk of forfeiture upon certain kinds of employment terminations. A RSU represents a right to receive a share of our common stock at the end of a specified period. Unless a grant agreement provides otherwise, a holder of a RSU has the right to receive accumulated dividends or distributions on the corresponding shares underlying the RSU on the date the RSU vests and thereafter until the underlying shares are issued. Performance shares may include (i) specific dollar-value target awards, (ii) performance units, the value of each unit being determined by the Compensation Committee at the time of issuance and/or (iii) performance shares, the value of each such share being equal to the fair market value of a share of our common stock.
If any grant of shares under the 2007 LTIP expires or is forfeited by the grantee (whether due to failure to satisfy vesting requirement or otherwise), then such forfeited shares will be withdrawn from the pool of shares available for grant under the 2007 LTIP.
Assumptions Used for Fair Value
We use the Black-Scholes option-pricing model to determine the grant date fair value for each stock option. Option-pricing models require the input of assumptions that are estimated at the date of grant.
The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during the period 2007 through 2009. Restricted stock units and performance shares were valued at the fair market value of our stock at date of grant.

	Year Ended December 31,
	2009	2008	2007
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	1.12%	2.55%	4.50%-5.00%
Volatility	44%	35%	30%
Dividend yield	—	—	—
Weighted-average fair value per share of grants:
Stock options	$7.14	$8.45	$11.39
Restricted stock units	$19.18	$25.80	$35.41
Performance shares	$19.18	$25.80	$36.95

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The expected volatility of our stock is based on the implied volatilities of publicly traded options to buy our stock. Through 2007, our expected volatility was based on a variety of factors including the volatility measures of other companies in relatively similar industries and the measures of companies which have also emerged from bankruptcy. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the plans for the year ended December 31, 2009:

		December 31, 2007		December 31, 2008		Activity during 2009						December 31, 2009
		Outstanding		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	74,627	$0.01	41,978	$0.01	—	$—	(30,049)	$0.01	—	$—	11,929	$0.01	10,671	$0.01
	Options	753,546	16.99	593,291	17.39	2,543	19.19	(114,567)	15.50	(1,000)	36.03	480,267	17.81	472,097	17.61
2004 Directors’ Plan	Options	30,000	15.50	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	90,976	0.01	38,472	0.01	134	0.01	(16,495)	0.01	—	—	22,111	0.01	20,438	0.01
2005 Directors’ Plan	Options	15,000	27.03	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	59,871	0.01	146,994	0.01	126,465	0.01	(81,295)	0.01	—	—	192,164	0.01	20,949	0.01
	Options	66,838	36.96	199,145	29.39	143,634	19.19	(2,709)	25.81	(7,165)	29.48	332,905	25.01	141,177	29.95
	Performance shares	19,979	0.01	27,500	0.01	83,025	0.01	(18,735)	0.01	(11,125)	0.01	80,665	0.01	—	—

Total		1,110,837		1,092,380		355,801		(263,850)		(19,290)		1,165,041		710,332

Note:	Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees and non-employee directors.
The aggregate intrinsic value of stock options exercised in 2009 was $1.4 million, $2.1 million in 2008 and $2.5 million in 2007. The aggregate intrinsic value of restricted stock units exercised in 2009 was $2.9 million, $3.1 million in 2008 and $3.2 million in 2007. The aggregate intrinsic value of performance shares exercised in 2009 was $0.4 million, less than $0.1 million in 2008 and $0.5 million in 2007.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2009:

		December 31, 2009
				Weighted-Average Remaining		Aggregate Intrinsic Value(1)
		Outstanding		Contractual Term (years)		(in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	RSUs	10,671	1,210	—	—	$352	$40
	Options	472,097	7,856	1.9	4.9	7,390	43
2004 Directors’ Plan	Options	30,000	—	1.6	—	524	—
2005 LTIP	RSUs	20,438	1,609	—	—	673	53
2005 Directors’ Plan	Options	15,000	—	2.6	—	89	—
2007 LTIP	RSUs	20,949	164,640	—	—	690	5,425
	Options	141,177	184,366	4.9	5.8	635	2,170
	Performance shares	—	77,567	—	—	—	2,556

Total		710,332	437,248			10,353	10,287

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2009 of $32.96, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options and restricted stock units that are expected to vest are net of estimated future forfeitures.
The aggregate fair values of options vested in 2009, 2008 and 2007 were approximately $4.3 million, $1.6 million and $6.7 million, respectively. The aggregate fair value of restricted stock units vested in 2009, 2008 and 2007 was approximately $3.6 million, $1.4 million and $2.7 million, respectively. The aggregate fair value of performance shares vested in 2009, 2008 and 2007 was approximately $0.6 million, $0.1 million and $0.6 million, respectively.
12. Employee Benefit Plans
Pension Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for employees hired before September 1986. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989.
Our defined-benefit pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Our post-retirement benefit plan is not subject to ERISA. As a result, the post-retirement benefit plan is not required to be pre-funded, and, accordingly, has no plan assets.
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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligation and fair value of assets over the two-year period ending December 31, 2009 and a statement of the funded status for the year ended December 31, 2009 and 2008 (in millions):

			Other Post-retirement
	Pension Benefits		Benefits
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Change in Benefit Obligation:
Obligation at beginning of period	$34.9	$35.3	$6.6	$6.0
Interest cost	2.0	2.2	0.5	0.4
Actuarial loss	1.5	0.1	1.2	0.5
Benefit payments	(3.2)	(2.7)	(0.1)	(0.3)
Change in plan provision	—	—	(0.4)	—
Curtailment gain	—	—	(3.4)	—

Benefit obligation at end of period	$35.2	$34.9	$4.4	$6.6

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$22.1	$31.3	$—	$—
Actual return on plan assets	4.5	(6.9)	—	—
Employer contributions	0.2	0.4	0.1	0.3
Benefit payments	(3.2)	(2.7)	(0.1)	(0.3)

Fair value of pension plan assets at end of period	$23.6	$22.1	$—	$—

Funded Status:
Funded status	$(11.6)	$(12.8)	$(4.4)	$(6.6)

During 2009, the actual return on investments was above expectations, which was the primary reason for the decrease in the underfunded status of the defined-benefit pension plan from 2008 to 2009. The expected return on pension plan assets for 2009 was a gain of $1.5 million compared with a realized gain of $4.5 million in 2009. In 2008, the expected return on pension plan assets was a gain of $2.3 million compared to a realized loss of $6.9 million due to the economic recession which led to a significant decline in the market value of invested plan assets.
In addition, during 2009 the Company implemented changes to medical benefits in the post-retirement benefit plan. The most significant change to the plan was the removal of the Company’s subsidy of medical premiums for future retirees which curtailed future benefits for those participants. As a result of this change, the future obligations related to the plan were reduced by $3.4 million and we recorded a net curtailment gain of $0.8 million in 2009.
The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,	December 31,
	2009	2008
Projected benefit obligation	$35.2	$34.9
Accumulated benefit obligation	35.2	34.9
Fair value of pension plan assets	23.6	22.1

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides components of the net periodic pension cost (in millions):

	2009	2008	2007
Interest cost	$2.0	$2.2	$2.1
Expected return on plan assets	(1.5)	(2.3)	(2.3)
Amortization of net actuarial loss	0.3	—	—

Net periodic benefit cost	$0.8	$(0.1)	$(0.2)

The following table provides components of the net periodic other benefit cost (in millions):

	2009	2008	2007
Interest cost	$0.5	$0.4	$0.4
Amortization of net actuarial loss	0.3	0.1	0.2
Curtailment gain, net	(0.8)	—	—

Net periodic other benefit cost	$—	$0.5	$0.6

The prior-service costs, which include interest, are amortized on a straight-line basis over the average future life expectancy of inactive participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. Our measurement date was on December 31, 2009. We estimated that average future life expectancy is 24.6 years for the pension benefit plan and remaining service life of active participants is 7.5 years for the post-retirement benefit plan.
Assumptions Used:
The following tables show weighted-average assumptions used in the measurement of:
Benefit Obligations:

	Pension Benefits		Other Post-retirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Discount rate	5.58%	6.26%	5.88%	6.07%
Net Periodic Benefit Costs:

	Pension Benefits		Other Post-retirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Discount rate	6.26%	6.35%	6.07%	6.43%
Expected return on assets	7.35%	7.50%	—	—
Assumed health care trend rates for the post-retirement benefit plans are as follows:

	December 31,	December 31,
	2009	2008
Assumed current trend rate for next year	7.00%	8.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2011
The weighted-average discount rates used to determine pension and post-retirement benefit plan obligations and expense are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. At December 31, 2009, our discount rates were 5.58% and 5.88% related to our pension and post-retirement plan benefit obligations, respectively, compared with 6.26% and 6.07%, respectively, at December 31, 2008. The decrease in the discount rate for 2009 was due primarily to lower bond yields.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit obligation	$0.5	$(0.4)
We use a building block approach in determining the overall expected long-term return on assets. Under this approach, a weighted-average expected rate of return is developed based on historical returns for each major asset class and the proportion of assets of the class held by the Pension Plans. We then review the results and may make adjustments in subsequent years to reflect expectations of future rates of return that may differ from those experienced in the past.
Plan Assets:
The company’s overall investment strategy is to produce a total investment return which will satisfy future annual cash benefit payments to participants, while minimizing future contributions from the Company. Additionally, our asset allocation strategy is intended to diversify plan assets to minimize nonsystematic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Plans.
Our investment guidelines allocation ranges are: 0-20% cash, 50-70% equity and 30-50% fixed income. Our investment guidelines also set forth the requirement for diversification within asset class, types and classes for investment prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual security.
The fair value measurements of the Pension Plan’s assets by asset category at December 31, 2009 are as follows (in millions):

		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$1.3	$1.3	$—	$—
Equity securities	13.8	13.8	—	—
Government securities	2.5	2.5	—	—
Corporate bonds	2.6	2.6	—	—
Group annuity contract	3.4	—	3.4	—

Total	$23.6	$20.2	$3.4	$—

Debt and equity securities are recorded at their fair market value each year-end as determined by quoted closing market prices on national securities exchanges or other markets, as applicable. The group annuity consists primarily of fixed income securities. The participating annuity contract is valued based on discounted cash flows of current yields of similar securities with comparable duration based on the underlying fixed income investments.
We expect to contribute at least $1.4 million and $0.3 million to our pension plan and post-retirements benefits plan, respectively, in 2010.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Estimated future benefit payments reflecting future service are as follows (in millions):

		Other
Year ended December 31,	Pension	Post-retirement
2010	$2.5	$0.3
2011	2.5	0.3
2012	2.8	0.3
2013	2.5	0.3
2014	2.9	0.4
2015 through 2019	13.9	1.8
Amounts recognized in the consolidated statements of stockholders’ equity and comprehensive income (in millions):

		Other
		Post-retirement
	Pension	Benefits
	After Tax	After Tax
Net loss during 2007	$0.7	$0.3
Net loss during 2008	5.6	0.2
Net loss during 2009	1.1	1.3
Amounts recognized in the consolidated balance sheets (in millions):

		Other
Year ended December 31, 2008	Pension	Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(12.8)	(6.3)

Accumulated other comprehensive loss	$(12.8)	$(6.6)

		Other
Year ended December 31, 2009	Pension	Post-retirement
Current liabilities	—	(0.3)
Non-current liabilities	(11.6)	(4.1)

Accumulated other comprehensive loss	$(11.6)	$(4.4)

Expected amortizations for the year ending December 31, 2010 (in millions):

		Other
	Pension	Post-retirement
Expected amortization of net loss	$0.2	$—

Savings Plans
We maintain defined contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Department of National Revenue Taxation Income Tax Act. For the fiscal year ended December 31, 2009, eligible U.S. employees could elect to contribute on a tax-deferred basis from 1% to 75%, of their compensation to a maximum of $16,500. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees could elect to contribute up to a maximum of $21,000 Canadian dollars. Under the 401(k) plan, we match 100% of U.S. employee contributions up to 2% of base salary and match 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, we match 50% of employee contributions up to 6% of base salary. For the year ended December 31, 2009, we made matching payments of approximately $2.2 million.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Repurchase of Common Stock
In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases under the program and plan to fund any future repurchases, from available cash. Our Credit Facility was amended in March 2008 to increase our basket for permitted stock repurchases to $30 million to allow us to execute the share repurchase program. As of December 31, 2009 there was $16.8 million available for future share repurchases under the program. Upon execution of the Third Amendment to our Credit Facility in February 2010, our available funds for future share repurchases were re-established at $30 million.
During 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the year ended December 31, 2008, we repurchased 396,716 shares of common stock under the share repurchase program at an average price of $27.66 per share for a total cost of $11.0 million.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Quarterly Financial Data (Unaudited)
The tables below provide our unaudited consolidated results of operations for each of the four quarters in 2009 and 2008:

	Three Months Ended
	(unaudited)
	(in millions, except per share data)
	December 31,	September 30,	June 30,		March 31,
	2009	2009	2009		2009
Net sales (8)	$1,651.9	$1,776.1	$1,711.8		$1,391.8
Net sales — Cigarettes (8)	1,173.7	1,250.1	1,209.1		956.2
Net sales — Food/Non-food (8)	478.2	526.0	502.7		435.6
Cigarette inventory holding profits (losses) (1)	1.5	(0.1)	0.4		34.9	(2)
Gross profit	94.1	101.9 (4)	87.5	(3)	118.1
Warehousing and distribution expenses (7)	51.0	51.1	50.2		45.0
Selling, general and administrative expenses	34.0	34.2	32.1		37.0
Income from operations	8.7	16.1	4.7		35.5
Interest expense (5)	0.4	0.4	0.4		0.5
Interest income	(0.1)	—	(0.1)		(0.1)
Foreign currency (gains) losses, net	(0.2)	(0.4)	(2.4)		0.8
Net income	8.5	11.3	4.2	(3)	23.3	(2)
Basic net income per share (6)	$0.82	$1.08	$0.40	(3)	$2.22	(2)
Diluted net income per share (6)	$0.76	$1.02	$0.39	(3)	$2.20	(2)
Shares used in computing basic net income per share	10.5	10.5	10.5		10.5
Shares used in computing diluted net income per share	11.1	11.0	10.8		10.6
Depreciation and amortization	$5.1	$4.5	$4.6		$4.5
Excise taxes (8)	$390.2	$412.1	$385.8		$327.9
LIFO expense	$1.4	$0.2	$2.1		$3.0
Stock-based compensation	$1.2	$1.4	$1.3		$1.2
Capital expenditures	$7.6	$5.2	$3.5		$4.8

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.

(2)
We realized significant cigarette holding profits in the first quarter ended March 31, 2009, due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal tax mandated by the SCHIP legislation.

(3)	Gross profit for the second quarter ended June 30, 2009 was negatively impacted by $11.5 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(4)	Includes a $0.6 million State of Florida OTP net tax refund which was recorded as a reduction of cost of goods sold during the third quarter of 2009.

(5)	Includes amortization of debt issuance cost, of approximately $0.1 million for each quarter in 2009.

(6)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.

(7)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold which presentation may differ from that of other registrants.

(8)	Excise taxes are included as a component of net sales.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	(unaudited)
	(in millions, except per share data)
	December 31,		September 30,	June 30,		March 31,
	2008		2008	2008		2008
Net sales (8)	$1,492.2		$1,672.7	$1,534.6		$1,345.4
Net sales — Cigarettes (8)	1,028.5		1,144.9	1,032.4		919.0
Net sales — Food/Non-food (8)	463.7		527.8	502.2		426.4
Cigarette inventory holding profits (1)	1.5		0.2	1.3		0.1
Gross profit	92.9	(2)	93.9	91.1		81.2
Warehousing and distribution expenses (7)	46.4		54.3	51.0	(3)	45.9
Selling, general and administrative expenses	33.9	(4)	30.5	30.9	(4)	34.1
Income from operations	12.1		8.6	8.7		0.7
Interest expense (5)	0.6		0.7	0.4		0.5
Interest income	(0.1)		(0.2)	(0.4)		(0.3)
Foreign currency losses, net	3.7		1.5	0.1		1.0
Net income (loss)	7.4		5.3	5.7		(0.5)
Basic net income (loss) per share (6)	$0.71		$0.51	$0.54		$(0.05)
Diluted net income (loss) per share (6)	$0.70		$0.49	$0.51		$(0.05)
Shares used in computing basic net income per share	10.4		10.4	10.5		10.6
Shares used in computing diluted net income per share	10.5		10.9	11.0		10.6
Depreciation and amortization	$4.5		$4.5	$4.0		$4.4
Excise taxes (8)	$370.6		$414.9	$364.0		$324.9
LIFO expense	$0.3		$6.0	$3.0		$1.7
Stock-based compensation	$1.1		$0.9	$0.9		$1.0
Capital expenditures	$6.0		$6.0	$1.9		$6.0

(1)	Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.

(2)	Includes a $1.4 million State of Texas OTP net tax refund which was recorded as a reduction to cost of goods sold during the fourth quarter of 2008.

(3)	Includes start up costs of $0.3 million for first quarter of 2008 and $0.1 million for the second quarter of 2008 related to the Toronto division.

(4)
Includes start up costs of $0.4 million for first quarter of 2008, $0.1 million for the second quarter of 2008 and $0.1 million in the third and fourth quarters combined related to the Toronto division.

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

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Segment Information
We are one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 24,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products.
As of December 31, 2009, we operated 24 distribution centers (excluding two distribution facilities we operated as third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the U.S. and four in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
All of our distribution centers (operating divisions) have similar historical economic characteristics and are expected to have similar economic characteristics in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are sales, net sales income (which is comparable to our reported gross profit adjusted for LIFO expense), operating expenses and pre-tax net profit. In addition, each operating division carries similar products, which they sell to similar customers by using similar operating procedures. Therefore, in our judgment, our 24 operating divisions aggregate into one reportable segment.
Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Information about our business operations based on the two geographic reporting segments follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Net sales:
United States(1)	$5,519.2	$5,082.3	$4,771.3
Canada	992.9	935.8	768.2
Corporate adjustments and eliminations	19.5	26.8	21.4

Total	$6,531.6	$6,044.9	$5,560.9

Income (loss) before income taxes:
United States(2)	$70.0	$34.9	$18.1
Canada	(3.2)	(5.6)	(1.0)
Corporate adjustments and eliminations	(1.0)	(6.7)	20.5

Total	$65.8	$22.6	$37.6

Interest expense:
United States	$20.9	$20.6	$20.6
Canada	0.8	0.9	—
Corporate adjustments and eliminations	(20.0)	(19.3)	(18.2)

Total	$1.7	$2.2	$2.4

Interest income:
United States	$0.1	$0.1	$0.2
Canada	0.1	0.1	0.1
Corporate adjustments and eliminations	0.1	0.8	1.1

Total	$0.3	$1.0	$1.4

Depreciation and amortization:
United States	$13.3	$12.4	$11.2
Canada	2.4	2.0	1.0
Corporate adjustments and eliminations	3.0	3.0	2.7

Total	$18.7	$17.4	$14.9

(1)	Net cigarette sales for 2009 include approximately $534.0 million of increased sales resulting from manufacturers’ cigarette price increases in response to SCHIP legislation.

(2)
Includes $25.2 million of income for 2009, consisting of $36.7 million of cigarette holding profits due primarily to manufacturers’ price increases in response to the SCHIP legislation less $11.5 million of federal excise floor taxes.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Identifiable assets by geographic reporting segments (in millions):

	December 31,	December 31,
	2009	2008
Identifiable assets:
U.S.	$575.8	$530.7
Canada	102.1	81.9

Total	$677.9	$612.6

The net sales mix for our primary product categories is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
	Net Sales	Net Sales	Net Sales

Cigarettes(1)	$4,589.1	$4,124.8	$3,863.1

Food	738.0	710.1	596.7
Candy	405.0	401.3	349.8
Other tobacco products	434.0	402.7	353.4
Health, beauty & general	209.5	220.1	206.2
Non-alcoholic beverages	151.7	180.9	186.4
Equipment/other	4.3	5.0	5.3

Total Food/Non-food Products	1,942.5	1,920.1	1,697.8

Total net sales	$6,531.6	$6,044.9	$5,560.9

(1)	Net cigarette sales for 2009 include approximately $534.0 million of increased sales resulting from manufacturers’ cigarette price increases in response to SCHIP legislation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9.A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2009.
Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9.B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors—Director Compensation,” “Board of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors—Certain Relationships and Related Transactions,” “Board of Directors—Committees of the Board of Directors” and “Board of Directors—Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit
No.	Description
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

10.7
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

10.8
Form of Management Restricted Stock Unit Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

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
10.12
Form of Management Restricted Stock Unit Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

10.13
Form of Management Performance Share Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 14, 2008).

10.14
Form of First Amendment to Management Performance Share Award Agreement for January 2008 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

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

10.18
Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents.

10.19
First Amendment to Credit Agreement, dated December 4, 2007, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

10.20
Second Amendment to Credit Agreement, dated March 12, 2008, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.21
Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.22	Waiver Letter, dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2006).

10.23
Third Amendment to Credit Agreement, dated February 2, 2010, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 5, 2010).

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

CORE-MARK HOLDING COMPANY, INC.
Date: March 12, 2010	By:	/s/ J. MICHAEL WALSH
J. Michael Walsh
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. MICHAEL WALSH J. Michael Walsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ STACY LORETZ-CONGDON Stacy Loretz-Congdon	Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ CHRISTOPHER MILLER Christopher Miller	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 12, 2010

/s/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 12, 2010
Randolph I. Thornton

/s/ ROBERT A. ALLEN Robert A. Allen	Director	March 12, 2010

/s/ STUART W. BOOTH Stuart W. Booth	Director	March 12, 2010

/s/ GARY F. COLTER Gary F. Colter	Director	March 12, 2010

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 12, 2010

/s/ HARVEY L. TEPNER Harvey L. Tepner	Director	March 12, 2010

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged
	Balance at	(Credited) to		Charged to	Balance
	Beginning	Costs and		Other	at End
	of Period	Expenses	Deductions	Accounts	of Period
Year Ended December 31, 2007
Allowances for:
Trade receivables	$3,984	$6,885	$(1,936)	$359	$9,292
Vendor allowances	1,049	(587)	(230)	—	232
Inventory reserves	1,182	7,143	(7,568)	—	757
Valuation allowance on deferred tax assets	2,260	—	—	(595)	1,665

	$8,475	$13,441	$(9,734)	$(236)	$11,946

Year Ended December 31, 2008
Allowances for:
Trade receivables	$9,292	$1,641	$(2,313)	$197	$8,817
Vendor allowances	232	(79)	(27)	—	126
Inventory reserves	757	9,731	(9,859)	—	629
Valuation allowance on deferred tax assets	1,665	—	—	(1,589)	76

	$11,946	$11,293	$(12,199)	$(1,392)	$9,648

Year Ended December 31, 2009
Allowances for:
Trade receivables	$8,817	$1,751	$(1,508)	$34	$9,094
Vendor allowances	126	222	(180)	—	168
Inventory reserves	629	10,158	(9,628)	—	1,159
Valuation allowance on deferred tax assets	76	—	—	—	76

	$9,648	$12,131	$(11,316)	$34	$10,497