Form 10-Q
period 2010-03-31
Core-Mark Holding Company, Inc.
filed 2010-05-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
Commission File Number: 000-51515

CORE-MARK HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

395 Oyster Point Boulevard, Suite 415
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
As of April 30, 2010, 10,701,571 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$58.3	$17.7
Restricted cash	15.1	12.4
Accounts receivable, net of allowance for doubtful accounts of $9.1 at the end of each period	163.7	161.1
Other receivables, net	35.8	39.6
Inventories, net (Note 2)	211.8	275.5
Deposits and prepayments	32.7	42.2
Deferred income taxes	3.6	3.6

Total current assets	521.0	552.1

Property and equipment, net	83.5	83.8
Deferred income taxes	5.3	5.3
Goodwill	3.7	3.7
Other non-current assets, net	34.7	33.0

Total assets	$648.2	$677.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76.8	$63.2
Book overdrafts	—	19.4
Cigarette and tobacco taxes payable	123.4	132.3
Accrued liabilities	58.1	59.6
Deferred income taxes	0.6	0.6

Total current liabilities	258.9	275.1

Long-term debt, net (Note 4)	0.7	20.0
Other long-term liabilities	4.4	4.3
Claims liabilities, net of current portion	32.9	32.6
Pension liabilities	16.1	15.7

Total liabilities	313.0	347.7

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,166,779 and 11,001,632 shares issued; 10,671,417 and 10,506,270 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	0.1	0.1
Additional paid-in capital	219.4	216.2
Treasury stock at cost (495,362 shares of common stock at March 31, 2010 and December 31, 2009)	(13.2)	(13.2)
Retained earnings	131.0	129.6
Accumulated other comprehensive loss	(2.1)	(2.5)

Total stockholders’ equity	335.2	330.2

Total liabilities and stockholders’ equity	$648.2	$677.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,582.1	$1,391.8
Cost of goods sold	1,494.3	1,273.7

Gross profit	87.8	118.1

Warehousing and distribution expenses	49.1	45.0
Selling, general and administrative expenses	35.4	37.0
Amortization of intangible assets	0.5	0.6

Total operating expenses	85.0	82.6

Income from operations	2.8	35.5
Interest expense	(0.6)	(0.5)
Interest income	—	0.1
Foreign currency transaction gains (losses), net	0.2	(0.8)

Income before income taxes	2.4	34.3
Provision for income taxes (Note 5)	(1.0)	(11.0)

Net income	$1.4	$23.3

Basic income per common share (Note 6)	$0.13	$2.22
Diluted income per common share (Note 6)	$0.12	$2.20

Basic weighted-average shares (Note 6)	10.7	10.5
Diluted weighted-average shares (Note 6)	11.4	10.6
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1.4	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	1.2	3.0
Amortization of debt issuance costs	0.1	0.1
Amortization of stock-based compensation	1.4	1.2
Bad debt expense, net	0.2	0.8
Depreciation and amortization	4.7	4.5
Foreign currency transaction (gains) losses, net	(0.2)	0.8
Changes in operating assets and liabilities:
Accounts receivable	(2.3)	10.0
Other receivables	4.0	(5.5)
Inventories	63.9	19.8
Deposits, prepayments and other non-current assets	8.6	(18.5)
Accounts payable	13.3	(6.1)
Cigarette and tobacco taxes payable	(10.2)	(13.6)
Pension, claims and other accrued liabilities	(1.2)	11.2
Income taxes payable	—	8.7

Net cash provided by operating activities	84.9	39.7

Cash flows from investing activities:
Restricted cash	(2.3)	1.9
Additions to property and equipment, net	(3.0)	(4.8)
Capitalization of software	(0.2)	(0.1)

Net cash used in investing activities	(5.5)	(3.0)

Cash flows from financing activities:
Repayments under revolving credit facility, net	(19.2)	(30.0)
Payments of financing costs	(1.8)	—
Proceeds from exercise of common stock options and warrants	1.8	—
Tax withholdings related to net share settlements of restricted stock units	(0.5)	—
Excess tax deductions associated with stock-based compensation	0.5	—
Decrease in book overdrafts	(19.4)	(9.4)

Net cash used in financing activities	(38.6)	(39.4)

Effects of changes in foreign exchange rates	(0.2)	(0.1)

Increase (decrease) in cash and cash equivalents	40.6	(2.8)
Cash and cash equivalents, beginning of period	17.7	15.7

Cash and cash equivalents, end of period	$58.3	$12.9

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$0.3	$0.1
Interest	0.2	0.3
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 25,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements, which are included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009.
2. Inventories
Net income reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income, while lower costs are retained in inventories. We recorded LIFO expense of $1.3 million for the three months ended March 31, 2010 and $3.0 million for the same period in 2009.
3. Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net income	$1.4	$23.3
Minimum pension liability adjustment	(0.2)	—
Foreign currency translation adjustment	0.6	—

Total comprehensive income	$1.8	$23.3

4. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2010	2009
Amounts borrowed (Credit Facility)	$—	$19.2
Obligations under capital leases	0.7	0.8

Total long-term debt, net	$0.7	$20.0

In October 2005, we entered into a five-year revolving credit facility (“Credit Facility”) with a capacity of $250 million and an expiration date of October 2010. In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended it for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request. Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit fees increased. At the date of signing the Third Amendment, we incurred fees of approximately $1.8 million, which are being amortized over the term of the agreement. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	March 31,	December 31,
	2010	2009
Outstanding letters of credit	$30.5	$26.1

Amounts available to borrow	$160.9	$196.9

Since the total amount of the Credit Facility was reduced by $50 million in February 2010, the maximum amount available to borrow after that date became subject to the lower ceiling of $200 million permitted by the Third Amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. Average borrowings for the three months ended March 31, 2010 were $6.8 million with an average interest rate of 2.5%, compared to average borrowings of $23.6 million and an average interest rate of 1.9% for the same period in 2009.
5. Income Taxes
Our effective tax rate was 41.7% for the three months ended March 31, 2010 compared to 32.1% for the same period in 2009. The effective tax rate for the first quarter of 2009 was favorably impacted by a $1.8 million benefit and related interest recovery of $1.0 million which were included in the provision for income taxes and related to the expiration of the statute of limitations for uncertain tax positions. We did not recognize any such benefit in the first quarter of 2010.
At March 31, 2010, the total gross amount of unrecognized tax benefits, which was included in other tax liabilities, related to federal, state and foreign taxes, was approximately $1.5 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.4 million through March 31, 2011.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 to 2009 tax years remain subject to examination by federal and state tax authorities. The 2005 tax years are still open for certain state tax authorities. The 2002 to 2009 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2010			2009
		Weighted-	Net Income		Weighted-	Net Income
	Net	Average Shares	per Common	Net	Average Shares	per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$1.4	10.7	$0.13	$23.3	10.5	$2.22
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	—		—	—
Stock options		0.2	—		0.1	(0.02)
Warrants		0.4	(0.01)		—	—

Diluted EPS	$1.4	11.4	$0.12	$23.3	10.6	$2.20

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 105,343 anti-dilutive stock options for the three months ended March 31, 2010, compared to 406,478 anti-dilutive stock options for the three months ended March 31, 2009. There were no anti-dilutive warrants for the three months ended March 31, 2010, compared to 968,628 anti-dilutive warrants (Class 6(B)) for the three months ended March 31, 2009.
We issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration for the issuance of common stock and the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as the Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share.
The number of Class 6(B) warrants outstanding was 901,496 as of March 31, 2010 and 968,628 as of March 31, 2009. The number of Tranche B warrants outstanding was 126,716 as of March 31, 2010 and 2009. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of March 31, 2010.
7. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.4 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $7.7 million at March 31, 2010. This balance is expected to be recognized over a weighted-average period of 2.1 years.

The following table presents the assumptions used in the Black-Scholes option pricing model to value the stock awards granted during the three months ended March 31, 2010 and 2009. Performance shares and restricted stock units were valued at the fair market value of our common stock at the date of grant.

	Three Months Ended March 31,
	2010	2009
Stock options:
Expected life (years)	—	4
Risk-free interest rate	—	1.12%
Volatility	—	44%
Dividend yield	—	—

Weighted-average fair value of grants:
Stock options	$—	$7.14
Restricted stock units	$31.57	$19.18
Performance shares	$—	$19.18
The following table summarizes the activity for all stock options (“Options”), restricted stock units (“RSUs”) and performance shares under all of our Long-Term Incentive Plans (“LTIP”) for the three months ended March 31, 2010:

		December 31, 2009		Activity during 2010						March 31, 2010
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	11,929	$0.01	—	$—	(2,052)	$0.01	—	$—	9,877	$0.01	9,877	$0.01
	Options	480,267	17.81	—	—	(32,019)	15.75	(42)	36.03	448,206	17.96	445,745	17.93
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	22,111	0.01	—	—	(3,500)	0.01	—	—	18,611	0.01	17,938	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP(1)	RSUs	192,164	0.01	148,586	0.01	(64,394)	0.01	(1,060)	0.01	275,296	0.01	25,358	0.01
	Options	332,905	25.01	—	—	(11,184)	21.64	(1,811)	21.79	319,910	25.15	211,447	26.92
	Perf. shares	80,665	0.01	—	—	(27,947)	0.01	—	—	52,718	0.01	4,230	0.01

Total		1,165,041		148,586		(141,096)		(2,913)		1,169,618		759,595

Note:	Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees and non-employee directors.
8. Employee Benefit Plans
Pension and Post-Retirement Defined-Benefit Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan for certain employees. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989.
Our defined-benefit pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Our post-retirement benefit plan is not subject to ERISA. As a result, the post-retirement benefit plan is not required to be pre-funded, and accordingly, has no plan assets.

The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits:
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.4)	(0.4)
Amortization of net actuarial loss	—	0.1

Net periodic benefit cost	$0.1	$0.2

	Three Months Ended
	March 31,
	2010	2009
Other Post-Retirement Benefits:
Interest cost	$—	$0.1

Net periodic other benefit cost	$—	$0.1

We contributed less than $0.1 million to these plans during the three months ended March 31, 2010. During the three months ended March 31, 2009, a contribution of $0.2 million was made to our pension and post-retirement benefit plans through a reduction from our carryover credit balance of $0.9 million from prior years. We expect to contribute at least $1.4 million and $0.3 million to our pension and post-retirement benefit plans, respectively, in 2010.
9. Segment and Geographic Information
As of March 31, 2010, we operated 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the U.S. and four in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments into two geographic reporting segments (U.S. and Canada), based on the different economic characteristics and regulatory environments of both countries using the methods and factors substantially consistent with those described in Note 15 — Segment Reporting, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations, and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2—Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three months ended March 31, 2010 or 2009.

Information about our business operations based on geographic reporting segments follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net sales:
United States (1)	$1,324.5	$1,199.0
Canada	254.4	188.6
Corporate adjustments and eliminations	3.2	4.2

Total	$1,582.1	$1,391.8

Income (loss) before income taxes:
United States (2)	$1.8	$40.3
Canada	(0.9)	(1.5)
Corporate adjustments and eliminations	1.5	(4.5)

Total	$2.4	$34.3

Interest expense:
United States	$5.7	$5.5
Canada	0.3	0.3
Corporate adjustments and eliminations	(5.4)	(5.3)

Total	$0.6	$0.5

Depreciation and amortization:
United States	$3.3	$3.1
Canada	0.7	0.6
Corporate adjustments and eliminations	0.7	0.8

Total	$4.7	$4.5

(1)
Net cigarette sales for the three months ended March 31, 2010 include approximately $105.9 million of increased sales resulting from manufacturers’ cigarette price increases in response to the State Children’s Health Insurance Program (“SCHIP”) legislation.

(2)
Includes $0.6 million of income for the three months ended March 31, 2010 from cigarette inventory holding profits compared to $34.9 million, due primarily to manufacturers’ price increases in response to the SCHIP legislation, for the same period in 2009.

Identifiable assets by geographic reporting segments (in millions):

	March 31,	December 31,
	2010	2009
Identifiable assets:
United States	$546.7	$575.8
Canada	101.5	102.1

Total	$648.2	$677.9

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Product Category	Net Sales	Net Sales

Cigarettes (1)	$1,113.8	$956.2

Food	181.5	164.5
Candy	99.3	95.0
Other tobacco products	110.2	95.9
Health, beauty & general	50.6	50.5
Non-alcoholic beverages	25.9	29.9
Equipment/other	0.8	(0.2)

Total food/non-food products	$468.3	$435.6

Total sales	$1,582.1	$1,391.8

(1)
Net cigarette sales for the three months ended March 31, 2010 include approximately $105.9 million of increased sales from manufacturers’ cigarette price increases in response to the SCHIP legislation.

10. Repurchase of Common Stock
As of December 31, 2009, we had repurchased 495,362 shares of common stock under our share repurchase program for a total cost of $13.2 million, and we had $16.8 million available for future share repurchases under the program. During the three months ended March 31, 2010 and 2009, no shares of common stock were repurchased.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 25,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
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
First Quarter Overview
Net sales for the first quarter of 2010 increased 13.7% to $1.58 billion compared to $1.39 billion for the same period in 2009. Sales benefited from foreign currency fluctuations and approximately $105.9 million of cigarette price inflation resulting from prior year U.S. manufacturer price increases due to the SCHIP legislation. Excluding these two items, our net sales increased 3.0%.
Net sales of our food/non-food products increased 7.5% for the first quarter of 2010 compared to the first quarter of 2009, or 4.6% excluding the effects of foreign currency fluctuations. We noted a 13.4% decline in our retail beverage category, resulting from a change in the marketing and distribution methods of some beverage manufacturers. Excluding retail beverages the food/non-food categories were up 9.0%, due in large part to the success of our marketing initiatives that focus on fresh foods and vendor consolidation (“VCI”). We are somewhat encouraged by consumer spending trends over the last few months, including reports by some industry observers that impulse purchases in convenience stores are increasing. We remain cautiously optimistic, and continue to monitor macroeconomic conditions including consumer confidence, spending, employment and inflation/deflation.
U.S. cigarette carton sales declined 3.9% for the first quarter of 2010 compared to the same period in 2009. In contrast, the fourth quarter of 2009 declined 12.2%. We believe the rate of decline during the first quarter would have been higher had customers not curtailed purchases in March 2009 in order to minimize their federal excise tax (“FET”) liability levied on their inventories April 1, 2009. We expect U.S. carton trends will continue to be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. The decrease in U.S. carton sales was partially offset by a 14.0% increase in Canadian carton sales, driven primarily by market share gains in our Toronto division.
Our remaining gross profit margins(1) during the first quarter decreased 64 basis points from 6.19% last year to 5.55% this year. Compression from the SCHIP price inflation caused 40 basis points of this decline and $2.5 million less in floor stock gains caused another 19 basis point decline. The remaining margins were impacted by sales mix and competitive pricing pressures. The convenience retail industry has been moving towards fresh foods, vendor consolidation and flexibility of service, and we believe we are in a strong position to capitalize on these market trends. We believe our competitors are beginning to use aggressive pricing in selected local markets, in lieu of providing the services that address emerging, new retailer demands. We expect this price and margin pressure will continue throughout this year.
Operating income, excluding cigarette holding gains, LIFO expense and the other tobacco products (“OTP”) tax gain was $2.9 million for the first quarter 2010 compared to $3.6 million during the same period last year, a decrease of $0.7 million. However, this decrease included $2.5 million less in floor stock income this quarter compared to the same period last year. In addition, we absorbed $2.4 million in higher operating expenses which were driven largely by increases in healthcare and net fuel costs.
Our financial results can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation year over year. In addition, increases or decreases in future fuel costs or in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.

(1)
Remaining gross profit margin is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit margins.

Business and Supply Expansion
Some of our recent activities related to the expansion of our fresh product delivery and vendor consolidation initiative are:
•
In 2009, as part of our strategy of selling “fresh” product, we enrolled almost 2,000 new stores in our program of delivering fresh sandwiches, bakery items, fruits and vegetables, dairy products and other fresh items multiple times per week. This program was in addition to our other sales and marketing initiatives focused on increasing sales of fresh products. In the first quarter of 2010, we added over 350 stores to the program.

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

•
We signed a non-binding memorandum of intent with Jamba, Inc. (“Jamba”) in February 2010 to establish a relationship to offer and deliver health-oriented Jamba-branded food and beverage consumer products to Core-Mark serviced convenience retail locations. The proposed three-year relationship would grant us the generally exclusive distribution rights of the Jamba-branded products to the convenience store retail channel.

Other Business Developments
Impact of the Passage of Family Smoking Prevention and Tobacco Control Act
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date, this legislation and its associated regulations have not had a material impact on our business.
Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program
In February 2009, the State Children’s Health Insurance Program (“SCHIP”) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices that resulted in an increase of approximately 28.0% on Core-Mark’s product purchases in response to the passage of the SCHIP legislation. Net cigarette sales for the three months ended March 31, 2010 include approximately $105.9 million of increased sales from these price increases. Cigarette inventory holding profits were $0.6 million for the three months ended March 31, 2010 compared to $34.9 million for the same period in 2009. The significant cigarette holding profits in 2009 were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation. For the first quarter of 2009, we included in inventory and accrued liabilities the impact of the federal floor stock tax liability which was due and payable by July 31, 2009. This liability was offset by an estimate of expected reimbursements from cigarette and tobacco manufacturers included in our other receivables balance as of March 31, 2009. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold for the second quarter of 2009.
Share Repurchase Program
As of December 31, 2009, we had repurchased 495,362 shares of common stock under our share repurchase program for a total cost of $13.2 million, and we had $16.8 million available for future share repurchases under the program. During the three months ended March 31, 2010 and 2009, no shares of common stock were repurchased.

Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2009(1)

		Three Months Ended			Three Months Ended
	2010	March 31, 2010			March 31, 2009
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$190.3	$1,582.1	100.0	—	$1,391.8	100.0	—
Net sales— Cigarettes	157.6	1,113.8	70.4	64.3	956.2	68.7	61.7
Net sales— Food/Non-food	32.7	468.3	29.6	35.7	435.6	31.3	38.3
Net sales, less excise taxes (2)	148.6	1,212.5	76.6	100.0	1,063.9	76.4	100.0
Gross profit (3)	(30.3)	87.8	5.5	7.2	118.1	8.5	11.1
Warehousing and distribution expenses	4.1	49.1	3.1	4.0	45.0	3.2	4.2
Selling, general and administrative expenses	(1.6)	35.4	2.2	2.9	37.0	2.7	3.5
Income from operations	(32.7)	2.8	0.2	0.2	35.5	2.6	3.3
Interest expense	0.1	(0.6)	—	—	(0.5)	—	0.1
Interest income	(0.1)	—	—	—	0.1	—	—
Foreign currency transaction gains (losses), net	1.0	0.2	—	—	(0.8)	0.1	0.1
Income before taxes	(31.9)	2.4	0.2	0.2	34.3	2.5	3.2
Net income	(21.9)	1.4	0.1	0.1	23.3	1.7	2.2

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category.)

(3)	Gross margins may not be comparable to those of other entities because warehouse and distribution expenses are not included as a component of our cost of goods sold.
Net Sales. Net sales increased by $190.3 million, or 13.7%, to $1,582.1 million for the three months ended March 31, 2010 from $1,391.8 million for the same period in 2009. Excluding the effects of foreign currency fluctuations, net sales increased by 10.6% during the first quarter of 2010 compared to the same period in 2009. The absolute dollar increase was attributable primarily to approximately $105.9 million of increased sales from manufacturers’ cigarette price increases in response to the SCHIP legislation and sales gains from new and existing customers, partially offset by a reduction in the volume of cigarette carton sales. The significant cigarette price inflation that is included in our net sales impacts certain period over period comparisons on a percent of net sales basis.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2010 increased by $157.6 million, or 16.5%, to $1,113.8 million from $956.2 million for the same period in 2009. Net cigarette sales for the three months ended March 31, 2010 increased 13.4%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales for the quarter was driven by a 19.0% increase in the average sales price per carton due primarily to manufacturer price increases, partially offset by a decline in the volume of cigarette carton sales of 2.2%. Our carton sales in the first quarter of 2010 declined 3.9% in the U.S. and increased 14.0% in Canada primarily through market share gains. Total net cigarette sales as a percentage of total net sales increased to 70.4% for the three months ended March 31, 2010 compared to 68.7% for the same period in 2009. The increase was due primarily to the significant price inflation in sales prices that resulted from the manufacturers’ price increases in response to the SCHIP legislation.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended March 31, 2010 increased by $32.7 million, or 7.5%, to $468.3 million from $435.6 million for the same period in 2009. The following table provides the increases in net sales by product category for our food/non-food products (in millions):

	Three Months Ended
	March 31,
	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$181.5	$164.5	$17.0	10.3%
Candy	99.3	95.0	4.3	4.5%
Other tobacco products	110.2	95.9	14.3	14.9%
Health, beauty & general	50.6	50.5	0.1	0.2%
Non-alcoholic beverages	25.9	29.9	(4.0)	(13.4)%
Equipment/other	0.8	(0.2)	1.0	n/a

Total food/non-food products	$468.3	$435.6	$32.7	7.5%

Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 4.6% in the first quarter of 2010 compared to the same period in 2009. The increase was due primarily to our sales and marketing initiatives, sales gains from new customers and price inflation in the other tobacco products category related primarily to SCHIP, partially offset by a reduction in non-alcoholic beverage sales resulting primarily from a change in the marketing and distribution methods of some beverage manufacturers. Net sales of food/non-food products as a percentage of total net sales was 29.6% for the three months ended March 31, 2010 compared to 31.3% for the same period in 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended March 31, 2010 decreased by $30.3 million, or 25.7%, to $87.8 million from $118.1 million for the same period in 2009. Gross profit for the first quarter of 2009 was significantly higher as we realized approximately $34.9 million of cigarette inventory holding profits from increased cigarette prices by manufacturers in response to the increase in federal excise tax mandated by the SCHIP legislation.
The following table provides the components comprising the change in gross profit as a percentage of total net sales for the three months ended March 31, 2010 and 2009(1):

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			% of Net			% of Net
	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$1,582.1	100.0%	—	$1,391.8	100.0%	—
Net sales, less excise taxes (2)	1,212.5	76.6	100.0%	1,063.9	76.4	100.0%
Components of gross profit:
Cigarette inventory holding profits	$0.6	0.04%	0.05%	$34.9	2.51%	3.28%
LIFO expense	(1.3)	(0.08)	(0.11)	(3.0)	(0.22)	(0.28)
OTP tax gain (3)	0.6	0.04	0.05	—	—	—
Remaining gross profit (4)	87.9	5.55	7.25	86.2	6.19	8.10

Gross profit	$87.8	5.55%	7.24%	$118.1	8.48%	11.10%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same. (See—Comparison of Sales and Gross Profit by Product Category.)

(3)	For the three months ended March 31, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.55% of total net sales for the three months ended March 31, 2010 compared with 6.19% for the same period in 2009. The cigarette price inflation associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 40 basis points for the first quarter of 2010.

Cigarette remaining gross profit increased approximately 6.7% on a cents per carton basis in the first quarter of 2010 compared with the same period in 2009 due primarily to increased margins as a result of the manufacturers’ price increases. We believe cigarette margins may revert closer to normal historical margins over time. Remaining gross profit for our food/non-food category decreased approximately 85 basis points for the first quarter of 2010 to 12.94% compared with 13.79% for the same period in 2009. Of the 85 basis point decline, approximately 71%, or 60 basis points, resulted primarily from a $2.5 million reduction in floor stock income earned from manufacturer price increases. Our margins were further impacted by competitive pricing pressures and a shift in sales mix.
For the three months ended March 31, 2010, our remaining gross profit for food/non-food products decreased to approximately 69.0% of our total remaining gross profit compared to 69.7% for the same period in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2010, operating expenses increased $2.4 million, or 2.9%, to $85.0 million from $82.6 million for the same period in 2009. This increase in operating expenses was driven primarily by a 9.1% increase in warehousing and distribution expenses, partially offset by a 4.4% decrease in selling, general and administrative expenses. As a percentage of total net sales, total operating expenses were 5.4% for the three months ended March 31, 2010 compared to 5.9% for the same period in 2009, or a decrease of 57 basis points. Operating expenses, as a percentage of total net sales, were favorably impacted by approximately 39 basis points due to the SCHIP-related cigarette price increases which increased our total net sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $4.1 million, or 9.1%, to $49.1 million for the three months ended March 31, 2010 from $45.0 million for the same period in 2009. The increase in warehousing and distribution expenses was due primarily to an increase in net fuel costs of $1.3 million, increases in healthcare and workers’ compensation costs of $1.5 million and higher delivery salaries. The increase in delivery salaries was due primarily to an increase in the number of deliveries to support our vendor consolidation and fresh and local initiatives. As a percentage of total net sales, warehousing and distribution expenses were 3.1% for the three months ended March 31, 2010 compared with 3.2% for the same period in 2009, or a decrease of 13 basis points. The impact of price increases associated with SCHIP favorably impacted warehouse and distribution expenses as a percentage of total net sales by approximately 22 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.6 million, or 4.4%, to $35.4 million for the three months ended March 31, 2010 from $37.0 million for the same period in 2009. The decrease in SG&A expenses was due primarily to a $0.6 million decline in our bad debt expense and $0.8 million of costs in the first quarter of 2009 related to the integration of our New England division onto our information systems platform. As a percentage of total net sales, SG&A expenses were 2.2% for the first quarter of 2010 compared with 2.7% for the same period in 2009, or a decrease of 42 basis points. The impact of price increases associated with SCHIP favorably impacted SG&A expenses as a percentage of net sales by approximately 16 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.6 million for the three months ended March 31, 2010 compared to $0.5 million for the same period in 2009. The increase was due to higher unused facility and letter of credit fees that resulted from the refinancing of our revolving credit facility in February 2010, partially offset by a reduction in interest expense due to lower average borrowings in the current period versus the prior year period. Average borrowings for the three months ended March 31, 2010 were $6.8 million with an average interest rate of 2.5%, compared to average borrowings of $23.6 million and an average interest rate of 1.9% for the same period in 2009.
Foreign Currency Transaction Gains (Losses), Net. We incurred foreign currency transaction gains of $0.2 million for the three months ended March 31, 2010 compared to losses of $0.8 million for the same period in 2009. The fluctuation was due primarily to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 41.7% for the three months ended March 31, 2010 compared to 32.1% for the same period in 2009. The effective tax rate for the first quarter of 2009 was favorably impacted by a $1.8 million benefit and related interest recovery of $1.0 million which were included in the provision for income taxes and related to the expiration of the statute of limitations for uncertain tax positions. We did not recognize any such benefit in the first quarter of 2010.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and other product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2010 and 2009 (dollars in millions)(1):

	Three Months Ended
	March 31,
	2010	2009
Cigarettes
Net sales (2)	$1,113.8	$956.2
Excise taxes in sales (3)	$334.6	$300.2
Net sales, less excise taxes (4)	$779.2	$656.0
LIFO expense	$0.7	$3.0
Gross profit (5)	$27.2	$58.0
Gross profit %	2.44%	6.07%
Gross profit % less excise taxes	3.49%	8.84%
Remaining gross profit (6)	$27.3	$26.1
Remaining gross profit %	2.45%	2.73%
Remaining gross profit % less excise taxes	3.50%	3.98%

Food/Non-food Products
Net sales	$468.3	$435.6
Excise taxes in sales (3)	$35.0	$27.7
Net sales, less excise taxes (4)	$433.3	$407.9
LIFO expense	$0.6	$—
Gross profit (7)	$60.6	$60.1
Gross profit %	12.95%	13.79%
Gross profit % less excise taxes	13.99%	14.73%
Remaining gross profit (6)	$60.6	$60.1
Remaining gross profit %	12.94%	13.79%
Remaining gross profit % less excise taxes	13.99%	14.73%

Totals
Net sales (2)	$1,582.1	$1,391.8
Excise taxes in sales (3)	$369.6	$327.9
Net sales, less excise taxes (4)	$1,212.5	$1,063.9
LIFO expense	$1.3	$3.0
Gross profit (5),(7)	$87.8	$118.1
Gross profit %	5.55%	8.48%
Gross profit % less excise taxes	7.24%	11.10%
Remaining gross profit (6)	$87.9	$86.2
Remaining gross profit %	5.55%	6.19%
Remaining gross profit % less excise taxes	7.25%	8.10%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Cigarette net sales for the three months ended March 31, 2010 include the impact of price inflation primarily associated with the implementation of SCHIP, which was enacted in February 2009. Net cigarette sales for the three months ended March 31, 2010 include approximately $105.9 million of increased sales from manufacturers’ cigarette price increases in response to the SCHIP legislation. Our gross profit percentages for the three months ended March 31, 2010 and 2009 were negatively impacted by SCHIP price inflation.

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

(5)
Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases, (ii) increases in state and provincial excise taxes and (iii) LIFO effects. Cigarette holding profits were $0.6 million for the three months ended March 31, 2010 compared to $34.9 million for the same period in 2009, which were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

(7)	Food/Non-food gross profit includes (i) holding profits related to manufacturer price increases, (ii) increases in state and provincial excise taxes and (iii) LIFO effects.
Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2010 were $58.3 million compared to $17.7 million as of December 31, 2009. Our restricted cash as of March 31, 2010 was $15.1 million compared to $12.4 million as of December 31, 2009. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the three months ended March 31, 2010, our cash flows from operating activities provided $84.9 million and we had $160.9 million of borrowing capacity available in our Credit Facility as of March 31, 2010. In February 2010, we entered into the Third Amendment to our Credit Facility, which extended it for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request.
Based on our anticipated cash needs, availability under our credit facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $45.2 million to $84.9 million for the three months ended March 31, 2010 compared with $39.7 million for the same period in 2009. The increase in cash provided by operating activities was due primarily to a $70.1 million increase in cash provided by working capital, offset by a $24.9 million decrease in net income adjusted for non-cash items such as depreciation, amortization and LIFO expense. The decrease in net income was driven primarily by significant cigarette holding profits in prior year net income related to the SCHIP legislation. The increase in cash provided by working capital was due primarily to decreases in inventory and prepayments to cigarette manufacturers in the first quarter of 2010 compared to the same period in 2009. Cash flows generated from the decrease in inventory in the first quarter of 2009 were minimized by the SCHIP inflation which occurred during that period. This combined with tighter inventory management in the first quarter of 2010 caused the decrease this year to exceed the same period last year. The decrease in prepayments was due primarily to the timing of promotional activities, combined with the need to replenish low cigarette inventory levels at March 31, 2009 resulting from our efforts to minimize the impact of the federal excise tax liability resulting from SCHIP.
Cash flows from investing activities
Net cash used in investing activities increased by $2.5 million to $5.5 million for the three months ended March 31, 2010 compared with $3.0 million for the same period in 2009. Restricted cash increased by $4.2 million due primarily to the timing of payments for excise tax liabilities to Canadian provincial governments and collection of taxes from customers. This increase was offset by a $1.8 million decrease in capital expenditures to $3.0 million in the first three months of 2010 compared with $4.8 million for the same period in 2009. Capital expenditures for the first quarter of 2010 were related primarily to additions to our trucking fleet. We estimate that fiscal 2010 capital expenditures will not exceed $20 million.
Cash flows from financing activities
Net cash used in financing activities decreased by $0.8 million to $38.6 million for the three months ended March 31, 2010 compared with $39.4 million for the same period in 2009. The decrease in net cash used in financing activities was due primarily to a $10.8 million reduction in net repayments on our revolving line of credit, offset by a $10.0 million decrease in book overdrafts as a result of the level of cash on hand as of March 31, 2010 compared to March 31, 2009.

Our Credit Facility
In October 2005, we entered into a five-year revolving credit facility (“Credit Facility”) with a capacity of $250 million and an expiration date of October 2010. In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended it for four years, to February 2014, and decreased the lenders’ revolving loan commitments by $50 million to $200 million, at our request. Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit fees increased. At the date of signing the Third Amendment, we incurred fees of approximately $1.8 million, which are being amortized over the term of the agreement. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	March 31,	December 31,
	2010	2009
Amounts borrowed	$—	$19.2

Outstanding letters of credit	$30.5	$26.1

Amounts available to borrow	$160.9	$196.9

Since the total amount of the Credit Facility was reduced by $50 million in February 2010, the maximum amount available to borrow after that date became subject to the lower ceiling of $200 million permitted by the Third Amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. Average borrowings for the three months ended March 31, 2010 were $6.8 million with an average interest rate of 2.5%, compared to average borrowings of $23.6 million and an average interest rate of 1.9% for the same period in 2009.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010, regarding off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.
Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefitted from a shift in sales to the convenience retail segment, and as a result of this shift, carton sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007 and have experienced further declines through the first quarter of 2010. We believe this trend is driven principally by an increasing decline in overall cigarette consumption due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines.

Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date, this legislation and its associated regulations have not had a material impact on our business.
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. Federal excise taxes are levied on the cigarette manufacturer, whereas state, provincial and local excise taxes are levied on the wholesaler. We increase cigarette and tobacco product prices as state, provincial and local excise tax increases are assessed on the products that we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, but increases will result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes levied on manufacturers from 39¢ to $1.01 per pack of cigarettes effective and after April 1, 2009. We believe this substantial increase in excise taxes caused the manufacturers to increase their prices to us, which in turn increased our working capital requirements. We also believe it has contributed to a further decline in consumer cigarette consumption which has adversely impacted our cigarette carton sales and could result in a decrease of our gross profit as a percentage of total net sales.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. From 2005 to 2008, our cigarette holding profits averaged approximately $5.1 million per year. For the year ended December 31, 2009 our cigarette inventory holding profits, net of FET taxes associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the three months ended March 31, 2010, our cigarette inventory holding profits were $0.6 million, or 0.7% of our gross profit.
Food/Non-food Product Trends
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products.  As a result, the company experienced lower floor stock income during 2009 and in the first quarter of 2010 compared to prior periods. Some indications suggest inflation trends are changing, but it is unknown at what pace prices will return to more normal levels of inflation.
We believe over the long term the convenience industry is moving toward a more heavily weighted offering of fresh and healthier foods. These products tend to earn somewhat higher margins than most other food/non-food products we distribute. Ultimately, the consumer will determine what products are sold in the convenience store, but trends indicate that perishable foods will serve a more dominant role in the convenience retail channel in the future.

FORWARD-LOOKING STATEMENTS
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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers’ dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto, including the Family Smoking Prevention and Tobacco Control Act which was signed into law in June 2009 and granted the U.S. federal Food & Drug Administration the authority to regulate the production and marketing of tobacco products in the U.S.; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; our ability to implement marketing strategies; our reliance on manufacturer discount and incentive programs; tobacco and other product liability claims; and competition from sales of deep-discount cigarette brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2009, as filed with SEC on March 12, 2010, did not change materially during the three months ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
There were no repurchases of common stock shares during the three months ended March 31, 2010.

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

10.1
Third Amendment to Credit Agreement, dated as of February 2, 2010, by and among Core-Mark Holding Company, Inc. and certain of its Subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain Lenders a Party Thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 5, 2010).

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

CORE-MARK HOLDING COMPANY, INC.
Date: May 6, 2010	By:	/s/ J. Michael Walsh
		Name:	J. Michael Walsh
		Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.
Date: May 6, 2010	By:	/s/ Stacy Loretz-Congdon
		Name:	Stacy Loretz-Congdon
		Title:	Chief Financial Officer