Form 10-Q
period 2010-06-30
Core-Mark Holding Company, Inc.
filed 2010-08-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☑
As of July 31, 2010, 10,792,971 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14.9	$17.7
Restricted cash	12.4	12.4
Accounts receivable, net of allowance for doubtful accounts of $7.5 and $9.1, respectively	189.1	161.1
Other receivables, net	39.1	39.6
Inventories, net (Note 2)	245.4	275.5
Deposits and prepayments	46.9	42.2
Deferred income taxes	3.6	3.6

Total current assets	551.4	552.1

Property and equipment, net	81.9	83.8
Deferred income taxes	5.3	5.3
Goodwill	3.7	3.7
Other non-current assets, net	34.4	33.0

Total assets	$676.7	$677.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84.6	$63.2
Book overdrafts	6.5	19.4
Cigarette and tobacco taxes payable	129.5	132.3
Accrued liabilities	58.2	59.6
Deferred income taxes	0.6	0.6

Total current liabilities	279.4	275.1

Long-term debt, net (Note 4)	0.7	20.0
Other long-term liabilities	4.2	4.3
Claims liabilities, net of current portion	33.3	32.6
Pension liabilities	15.8	15.7

Total liabilities	333.4	347.7

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,266,064 and 11,001,632 shares issued; 10,770,702 and 10,506,270 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	0.1	0.1
Additional paid-in capital	221.6	216.2
Treasury stock at cost (495,362 shares of common stock at June 30, 2010 and December 31, 2009)	(13.2)	(13.2)
Retained earnings	137.7	129.6
Accumulated other comprehensive loss	(2.9)	(2.5)

Total stockholders’ equity	343.3	330.2

Total liabilities and stockholders’ equity	$676.7	$677.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$1,834.3	$1,711.8	$3,416.4	$3,103.6
Cost of goods sold	1,737.2	1,624.3	3,231.5	2,898.0

Gross profit	97.1	87.5	184.9	205.6

Warehousing and distribution expenses	52.1	50.2	101.2	95.2
Selling, general and administrative expenses	32.2	32.1	67.6	69.1
Amortization of intangible assets	0.5	0.5	1.0	1.1

Total operating expenses	84.8	82.8	169.8	165.4

Income from operations	12.3	4.7	15.1	40.2
Interest expense	(0.5)	(0.4)	(1.1)	(0.9)
Interest income	0.1	0.1	0.1	0.2
Foreign currency transaction (losses) gains, net	(0.8)	2.4	(0.6)	1.6

Income before income taxes	11.1	6.8	13.5	41.1
Provision for income taxes (Note 5)	(4.4)	(2.6)	(5.4)	(13.6)

Net income	$6.7	$4.2	$8.1	$27.5

Basic income per common share (Note 6)	$0.62	$0.40	$0.75	$2.62
Diluted income per common share (Note 6)	$0.59	$0.39	$0.71	$2.58

Basic weighted-average shares (Note 6)	10.8	10.5	10.7	10.5
Diluted weighted-average shares (Note 6)	11.3	10.8	11.3	10.6
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$8.1	$27.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	4.6	5.1
Amortization of debt issuance costs	0.3	0.3
Amortization of stock-based compensation	2.6	2.5
Bad debt expense, net	0.5	1.1
Depreciation and amortization	9.5	9.1
Foreign currency transaction losses (gains), net	0.6	(1.6)

Changes in operating assets and liabilities:
Accounts receivable	(28.8)	(27.9)
Other receivables	0.5	(3.0)
Inventories	24.9	(14.5)
Deposits, prepayments and other non-current assets	(6.0)	(12.0)
Accounts payable	21.6	12.6
Cigarette and tobacco taxes payable	(2.2)	8.1
Pension, claims and other accrued liabilities	(0.9)	7.7

Net cash provided by operating activities	35.3	15.0

Cash flows from investing activities:
Restricted cash	(0.2)	(2.1)
Additions to property and equipment, net	(5.5)	(8.3)
Capitalization of software	(0.9)	(0.3)

Net cash used in investing activities	(6.6)	(10.7)

Cash flows from financing activities:
Repayments under revolving credit facility, net	(19.2)	(4.9)
Payments of financing costs	(1.8)	—
Repurchases of common stock (treasury stock)	—	(2.2)
Proceeds from exercise of common stock options and warrants	2.9	0.6
Tax withholdings related to net share settlements of restricted stock units	(1.0)	—
Excess tax deductions associated with stock-based compensation	0.8	0.1
(Decrease) increase in book overdrafts	(12.9)	0.3

Net cash used in financing activities	(31.2)	(6.1)

Effects of changes in foreign exchange rates	(0.3)	0.2

Decrease in cash and cash equivalents	(2.8)	(1.6)
Cash and cash equivalents, beginning of period	17.7	15.7

Cash and cash equivalents, end of period	$14.9	$14.1

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$11.5	$12.2
Interest	0.6	0.6
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 25,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements, which are included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.
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
2. Inventories
Net income reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis as LIFO is not a permitted inventory valuation method in Canada. Approximately 84% and 87% of our FIFO inventory was valued on a LIFO basis at June 30, 2010 and 2009, respectively. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income, while lower costs are retained in inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $47.9 million higher at June 30, 2010, compared to $41.4 million higher at June 30, 2009. We recorded LIFO expense of $3.6 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and $4.9 million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively.
3. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$6.7	$4.2	$8.1	$27.5
Minimum pension liability adjustment	—	—	(0.2)	—
Foreign currency translation adjustment	(0.8)	—	(0.2)	—

Total comprehensive income	$5.9	$4.2	$7.7	$27.5

4. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2010	2009
Amounts borrowed (Credit Facility)	$—	$19.2
Obligations under capital leases	0.7	0.8

Total long-term debt, net	$0.7	$20.0

We have a five-year revolving credit facility (“Credit Facility”) with a capacity of $200 million and an expiration date of February 2014. The basis points added to LIBOR are a range of 275 to 350 basis points, tied to achieving certain operating results as defined in the Credit Facility. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	June 30,	December 31,
	2010	2009
Outstanding letters of credit	$29.6	$26.1

Amounts available to borrow	$159.2	$196.9

In February 2010, the total amount of the Credit Facility was reduced by $50 million, at our request. As a result, the maximum amount available to borrow after that date became $200 million.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. We did not borrow monies under the Credit Facility during the three months ended June 30, 2010, compared to average borrowings of $5.3 million with an average interest rate of 1.7% for the same period in 2009. Average borrowings for the six months ended June 30, 2010 were $3.4 million with an average interest rate of 2.5%, compared to average borrowings of $14.4 million and an average interest rate of 1.9% for the same period in 2009.
5. Income Taxes
Our effective tax rate was 39.6% for the three months ended June 30, 2010 compared to 38.2% for the same period in 2009. The lower effective tax rate for the three months ended June 30, 2009 was due primarily to a higher utilization of our foreign tax benefit compared with the same period this year. The higher utilization last year resulted primarily from a greater percentage of earnings being recognized during the first half of the year, mainly driven by the recognition of significant inventory holding gains associated with SCHIP.
Our effective tax rate was 40.0% for the six months ended June 30, 2010 compared to 33.1% for the same period in 2009. The effective tax rate for the six months ended June 30, 2009 was favorably impacted by a $1.8 million benefit and related interest recovery of $1.0 million which were included in the provision for income taxes and related to the expiration of the statute of limitations for uncertain tax positions. We did not recognize any such benefit in the six months ended June 30, 2010.
At June 30, 2010, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.5 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.4 million through June 30, 2011.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 to 2009 tax years remain subject to examination by federal and state tax authorities. The 2005 tax year is still open for certain state tax authorities. The 2002 to 2009 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,
	2010			2009
		Weighted-	Net Income		Weighted-	Net Income
	Net	Average Shares	per Common	Net	Average Shares	per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$6.7	10.8	$0.62	$4.2	10.5	$0.40
Effect of dilutive common share equivalents:
Stock options		0.2	(0.01)		0.2	(0.01)
Warrants		0.3	(0.02)		0.1	—

Diluted EPS	$6.7	11.3	$0.59	$4.2	10.8	$0.39

	Six Months Ended June 30,
	2010			2009
		Weighted-	Net Income		Weighted-	Net Income
	Net	Average Shares	per Common	Net	Average Shares	per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$8.1	10.7	$0.75	$27.5	10.5	$2.62
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	—		—	—
Stock options		0.2	(0.01)		0.1	(0.03)
Warrants		0.3	(0.03)		—	(0.01)

Diluted EPS	$8.1	11.3	$0.71	$27.5	10.6	$2.58

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 104,520 anti-dilutive stock options for both the three and six months ended June 30, 2010, compared to 262,486 anti-dilutive stock options for the three and six months ended June 30, 2009. There were no anti-dilutive warrants for the three and six months ended June 30, 2010. There were no anti-dilutive warrants for the three months ended June 30, 2009 and 968,628 anti-dilutive warrants (Class 6(B)) for the six months ended June 30, 2009.
In 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share and may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as the Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share.
The number of Class 6(B) warrants outstanding was 880,698 as of June 30, 2010 and 968,628 as of June 30, 2009. The number of Tranche B warrants outstanding was 126,716 as of June 30, 2010 and 2009. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of June 30, 2010.
7. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.2 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $6.4 million at June 30, 2010. This balance is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the activity for all stock options (“Options”), restricted stock units (“RSUs”) and performance shares under all of our Long-Term Incentive Plans (“LTIP”) for the six months ended June 30, 2010:

		December 31, 2009		Activity during 2010						June 30, 2010
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	11,929	$0.01	—	$—	(10,333)	$0.01	—	$—	1,596	$0.01	1,596	$0.01
	Options	480,267	17.81	—	—	(80,273)	15.60	(500)	36.03	399,494	18.23	397,570	18.22
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	22,111	0.01	—	—	(5,709)	0.01	—	—	16,402	0.01	15,938	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	192,164	0.01	148,586	0.01	(82,034)	0.01	(1,139)	0.01	257,577	0.01	30,803	0.01
	Options	332,905	25.01	—	—	(13,940)	21.59	(2,176)	24.34	316,789	25.17	233,136	26.76
	Perf. shares	80,665	0.01	—	—	(34,648)	0.01	—	—	46,017	0.01	5,638	0.01

Total		1,165,041		148,586		(226,937)		(3,815)		1,082,875		729,681

Note: Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees and non-employee directors.
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
The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.0	$1.0
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Amortization of net actuarial loss	—	0.1	—	0.2

Net periodic benefit cost	$0.1	$0.2	$0.2	$0.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.1	$0.2
Amortization of net actuarial loss	—	0.1	—	0.1

Net periodic other benefit cost	$0.1	$0.2	$0.1	$0.3

We contributed $0.3 million to these plans during both the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, contributions of $0.2 million and $0.4 million, respectively, were made to these plans through a reduction from our carryover credit balance of $0.9 million from prior years. We expect to contribute approximately $1.7 million to these plans in 2010.

9. Segment and Geographic Information
As of June 30, 2010, we operated 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments into two geographic reporting segments (U.S. and Canada), based on the different economic characteristics and regulatory environments of both countries using the methods and factors substantially consistent with those described in Note 15 — Segment Reporting, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations, and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 — Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and six months ended June 30, 2010 or 2009.
Information about our business operations based on geographic reporting segments follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
United States(1)	$1,527.7	$1,464.2	$2,852.2	$2,663.2
Canada	302.0	245.0	556.4	433.6
Corporate adjustments and eliminations	4.6	2.6	7.8	6.8

Total	$1,834.3	$1,711.8	$3,416.4	$3,103.6

Income (loss) before income taxes:
United States(2)	$12.2	$5.5	$14.0	$45.8
Canada	(0.6)	(0.1)	(1.5)	(1.6)
Corporate adjustments and eliminations	(0.5)	1.4	1.0	(3.1)

Total	$11.1	$6.8	$13.5	$41.1

Interest expense:
United States	$5.6	$5.0	$11.3	$10.5
Canada	0.2	0.1	0.5	0.4
Corporate adjustments and eliminations	(5.3)	(4.7)	(10.7)	(10.0)

Total	$0.5	$0.4	$1.1	$0.9

Depreciation and amortization:
United States	$3.4	$3.3	$6.7	$6.4
Canada	0.6	0.6	1.3	1.2
Corporate adjustments and eliminations	0.8	0.7	1.5	1.5

Total	$4.8	$4.6	$9.5	$9.1

(1)
Net cigarette sales for the six months ended June 30, 2010 include approximately $105.9 million of increased sales resulting from manufacturers’ cigarette price increases in response to the State Children’s Health Insurance Program (“SCHIP”) legislation, compared to $207.0 million for the same period in 2009.

(2)
Includes $2.4 million and $3.0 million of income from cigarette inventory holding profits for the three and six months ended June 30, 2010, respectively. Includes $0.4 million and $35.2 million of income from cigarette inventory holding profits for the three and six months ended June 30, 2009, respectively, related primarily to manufacturers’ price increases in response to the SCHIP legislation, less $11.5 million of federal excise floor taxes for both 2009 periods.

Identifiable assets by geographic reporting segments (in millions):

	June 30,	December 31,
	2010	2009
Identifiable assets:
United States	$576.9	$575.8
Canada	99.8	102.1

Total	$676.7	$677.9

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product Category	Net Sales	Net Sales	Net Sales	Net Sales

Cigarettes (1)	$1,283.5	$1,209.1	$2,397.3	$2,165.3

Food	214.9	187.7	396.4	352.2
Candy	110.7	106.1	210.0	201.1
Other tobacco products	124.4	109.9	234.6	205.8
Health, beauty & general	54.6	52.0	105.2	102.5
Non-alcoholic beverages	45.4	44.8	71.3	74.7
Equipment/other	0.8	2.2	1.6	2.0

Total food/non-food products	550.8	502.7	1,019.1	938.3

Total sales	$1,834.3	$1,711.8	$3,416.4	$3,103.6

(1)
Net cigarette sales for the six months ended June 30, 2010 include approximately $105.9 million of increased sales from manufacturers’ cigarette price increases in response to the SCHIP legislation, compared to $207.0 million for the same period in 2009.

10. Repurchase of Common Stock
During the three and six months ended June 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. As of June 30, 2010, we had $16.8 million available for future share repurchases under the program. During the three and six months ended June 30, 2010, no shares of common stock were repurchased.
11. Subsequent Event
On July 23, 2010, we entered into a definitive agreement to acquire substantially all of the assets of Finkle Distributors, Inc. (“FDI”), located in Johnstown, New York. FDI is a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states. The acquired assets consist primarily of accounts receivable, inventory and fixed assets. The acquisition was completed on August 2, 2010 for approximately $37 million, and results of operations will be included in our consolidated statements of operations beginning on that date.

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
Second Quarter Overview
Net sales for the second quarter of 2010 increased 7.2% to $1.83 billion compared to $1.71 billion for the same period in 2009 driven by a 6.2% increase in our cigarette sales and a 9.6% increase in our food/non-food sales. Sales in both categories benefited from favorable foreign exchange rates.
The increase in our food/non-food net sales for the second quarter, led by our food and other tobacco products categories, was primarily driven by sales from a major new customer contract and the success of our marketing initiatives that focus on fresh foods and vendor consolidation (“VCI”). Despite the current macroeconomic conditions, we remain cautiously optimistic and will continue to monitor consumer confidence, spending, employment and inflation/deflation levels.
Cigarette net sales increased due primarily to price inflation as our overall carton sales increased modestly in the second quarter of 2010 compared to the same period in 2009. U.S. carton sales experienced a decline of 1.0% for the second quarter of 2010 compared with a decline of 3.9% in the first quarter of 2010. Although this drop in the rate of decline for cartons is positive, we expect U.S. carton trends will continue to be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. The decrease in U.S. carton sales was partially offset by a 12.6% increase in Canadian carton sales, driven primarily by market share gains in our Toronto division. We expect to continue to see positive carton sales in Canada.
Our remaining gross profit margin1 during the second quarter of 2010 decreased 52 basis points from 5.88% last year to 5.36% this year. A $2.9 million reduction in income primarily from floor stock gains accounted for 17 basis points of the decline. The remainder of the decline in remaining gross profit was due primarily to competitive pricing pressures. The convenience retail industry has been moving towards fresh foods, vendor consolidation and flexibility of service, and we believe we are in a strong position to capitalize on these market trends. We believe this move toward fresh foods has had an impact on the competitive landscape and we have experienced aggressive price competition.
Operating income, excluding cigarette holding gains and LIFO expense was $13.5 million for the second quarter of 2010 compared to $17.9 million during the same period in 2009, a decrease of $4.4 million. In addition to the $2.9 million reduction primarily in floor stock gains, we expensed a $1.0 million settlement of a legacy insurance claim and absorbed higher net fuel costs and an increase in healthcare costs.
Our financial results can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation year over year. In addition, increases or decreases in future fuel costs or in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.
Business and Supply Expansion
Some of our recent activities related to the expansion of our fresh product delivery, vendor consolidation initiative and acquisition strategies are:

[1]
Remaining gross profit margin is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit margins.

•
In 2009, as part of our strategy of selling “fresh” product, we enrolled almost 2,000 new stores in our program of delivering fresh sandwiches, bakery items, fruits and vegetables, dairy products and other fresh items multiple times per week. This program was in addition to our other sales and marketing initiatives focused on increasing sales of fresh products. Through the second quarter of 2010, we have added over 550 stores to the program.

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

•
In February 2010, we established a relationship with Jamba, Inc. (“Jamba”) to offer and deliver health-oriented Jamba-branded food and beverage consumer products to Core-Mark serviced convenience retail locations. The three-year relationship grants us the exclusive distribution rights of the Jamba-branded products to the convenience store retail channel, subject to potential limited exceptions. In July 2010, we began shipping Jamba licensed products in our divisions and we plan to broaden the Jamba product offering with innovative, proprietary items in the second half of 2010.

•
On July 23, 2010, we entered into a definitive agreement to acquire substantially all of the assets of Finkle Distributors, Inc. (“FDI”), located in Johnstown, New York. FDI is a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states. The acquired assets consist primarily of accounts receivable, inventory and fixed assets. The acquisition was completed on August 2, 2010, for approximately $37 million, and results of operations will be included in our consolidated statements of operations beginning on that date. Upon completion of the acquisition, FDI will begin the process of transitioning warehouse operations to our New England and Pennsylvania divisions. As a result of the acquisition, we expect to bring our industry leading Vendor Consolidation and Fresh initiatives to a larger population of convenience retailers in the Northeast.

Other Business Developments
Impact of the Passage of Family Smoking Prevention and Tobacco Control Act
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, and limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings, as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date, this legislation and its associated regulations have not had a material impact on our business.
Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program
In February 2009, the State Children’s Health Insurance Program (“SCHIP”) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices which resulted in an increase of approximately 28% on Core-Mark’s product purchases in response to the passage of the SCHIP legislation. Net cigarette sales for the six months ended June 30, 2010 include approximately $105.9 million of increased sales from these price increases. Cigarette inventory holding profits were $3.0 million for the six months ended June 30, 2010 compared to cigarette inventory holding profits of $35.2 million, partially offset by a net federal floor stock tax of $11.5 million, for the same period in 2009. The significant cigarette inventory holding profits in 2009 were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation. As of June 30, 2009, we had included in inventory and accrued liabilities the impact of the federal floor stock tax liability which was due and payable by July 31, 2009. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold for the second quarter of 2009.
Share Repurchase Program
During the three and six months ended June 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. As of June 30, 2010, we had $16.8 million available for future share repurchases under the program. During the three and six months ended June 30, 2010, no shares of common stock were repurchased.

Results of Operations
Comparison of the Three Months Ended June 30, 2010 and 2009(1)

		Three Months Ended			Three Months Ended
	2010	June 30, 2010			June 30, 2009
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$122.5	$1,834.3	100.00%	—	$1,711.8	100.00%	—
Net sales— Cigarettes	74.4	1,283.5	69.97	63.60%	1,209.1	70.63	64.67%
Net sales— Food/Non-food	48.1	550.8	30.03	36.40	502.7	29.37	35.33
Net sales, less excise taxes (2)	78.9	1,404.9	76.59	100.00	1,326.0	77.46	100.00
Gross profit (3)	9.6	97.1	5.29	6.91	87.5	5.11	6.60
Warehousing and distribution expenses	1.9	52.1	2.84	3.71	50.2	2.93	3.79
Selling, general and administrative expenses	0.1	32.2	1.76	2.29	32.1	1.87	2.42
Income from operations	7.6	12.3	0.67	0.88	4.7	0.27	0.35
Interest expense	0.1	(0.5)	(0.03)	(0.04)	(0.4)	(0.02)	(0.03)
Interest income	—	0.1	0.01	0.01	0.1	0.01	0.01
Foreign currency transaction (losses) gains, net	(3.2)	(0.8)	(0.04)	(0.06)	2.4	0.14	0.18
Income before taxes	4.3	11.1	0.61	0.79	6.8	0.40	0.51
Net income	2.5	6.7	0.37	0.48	4.2	0.25	0.32

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $122.5 million, or 7.2%, to $1,834.3 million for the three months ended June 30, 2010 from $1,711.8 million for the same period in 2009. Excluding the effects of foreign currency fluctuations, net sales increased by 5.1% during the second quarter of 2010 compared to the same period in 2009. The increase was attributable primarily to market share wins, increased volume in non-cigarette categories and excise tax inflation on essentially flat cigarette carton volume.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2010 increased by $74.4 million, or 6.2%, to $1,283.5 million from $1,209.1 million for the same period in 2009. Net cigarette sales for the three months ended June 30, 2010 increased 4.1%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales for the quarter was driven by a 5.7% increase in the average sales price per carton due primarily to manufacturer price and excise tax increases. Our carton sales in the second quarter of 2010 increased 0.4%, consisting of a 1.0% decline in the U.S. and a 12.6% increase in Canada, attributable primarily to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales decreased slightly to 69.97% for the three months ended June 30, 2010 compared to 70.63% for the same period in 2009.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended June 30, 2010 increased by $48.1 million, or 9.6%, to $550.8 million from $502.7 million for the same period in 2009. The following table provides the increases in net sales by product category for our food/non-food products (in millions):

	Three Months Ended
	June 30,
	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage

Food	$214.9	$187.7	$27.2	14.5%
Candy	110.7	106.1	4.6	4.3%
Other tobacco products	124.4	109.9	14.5	13.2%
Health, beauty & general	54.6	52.0	2.6	5.0%
Non-alcoholic beverages	45.4	44.8	0.6	1.3%
Equipment/other	0.8	2.2	(1.4)	(63.6)%

Total food/non-food products	$550.8	$502.7	$48.1	9.6%

Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 7.5% in the second quarter of 2010 compared to the same period in 2009. The increase was due primarily to market share wins and increased volume from our sales and marketing initiatives, primarily in our food and other tobacco products categories. Total net sales of food/non-food products as a percentage of total net sales was 30.03% for the three months ended June 30, 2010 compared to 29.37% for the same period in 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended June 30, 2010 increased by $9.6 million, or 11.0%, to $97.1 million from $87.5 million for the same period in 2009. The second quarter of 2009 includes $11.5 million of federal floor stock tax related to SCHIP.
The following table provides the components comprising the change in gross profit as a percentage of total net sales for the three months ended June 30, 2010 and 2009 (1):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			% of Net			% of Net
	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$1,834.3	100.00%	—	$1,711.8	100.0%	—
Net sales, less excise taxes (2)	1,404.9	76.59	100.00%	1,326.0	77.46	100.00%

Components of gross profit:
Cigarette inventory holding profits	$2.4	0.13%	0.17%	$0.4	0.02%	0.03%
Net federal floor stock tax (3)	—	—	—	(11.5)	(0.67)	(0.87)
LIFO expense	(3.6)	(0.20)	(0.26)	(2.1)	(0.12)	(0.16)
Remaining gross profit (4)	98.3	5.36	7.00	100.7	5.88	7.60

Gross profit	$97.1	5.29%	6.91%	$87.5	5.11%	6.60%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Our remaining gross profit was 5.36% of total net sales for the three months ended June 30, 2010 compared to 5.88% for the same period in 2009. This decrease as a percentage of total net sales was impacted by significant market share wins, contract renewals and competitive forces in both cigarette and non-cigarette categories.

Cigarette remaining gross profit decreased approximately 6.9% on a cents per carton basis in the second quarter of 2010 compared to the same period in 2009, due primarily to competitive pricing pressures mentioned above. Remaining gross profit for our food/non-food category decreased approximately 125 basis points for the second quarter of 2010 to 12.32% compared to 13.57% for the same period in 2009. Approximately half of this decrease was due to a $2.9 million reduction in income earned mainly from manufacturer price increases and the remaining impact resulted from competitive pricing pressures.
For the three months ended June 30, 2010, our remaining gross profit for food/non-food products increased to approximately 69.1% of our total remaining gross profit compared to 67.7% for the same period in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2010, operating expenses increased $2.0 million, or 2.5%, to $84.8 million from $82.8 million for the same period in 2009. The increase in operating expenses was driven primarily by a $1.9 million, or 3.9%, increase in warehousing and distribution expenses. As a percentage of total net sales, total operating expenses declined 21 basis points to 4.63% for the three months ended June 30, 2010 compared to 4.84% for the same period in 2009.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $1.9 million, or 3.9%, to $52.1 million for the three months ended June 30, 2010 from $50.2 million for the same period in 2009. The increase in warehousing and distribution expenses was due primarily to an increase in net fuel costs of $1.2 million and higher delivery salaries. The increase in delivery salaries was due primarily to an increase in the number of deliveries from our vendor consolidation and fresh and local initiatives. As a percentage of total net sales, warehousing and distribution expenses were 2.84% for the three months ended June 30, 2010 compared to 2.93% for the same period in 2009.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.1 million, or 0.4%, to $32.2 million for the three months ended June 30, 2010 from $32.1 million for the same period in 2009. SG&A expenses for the second quarter of 2010 included the settlement of an insurance claim we inherited from Fleming, our former parent, in the amount of $1.0 million, offset by reductions from cost savings initiatives. As a percentage of total net sales, SG&A expenses were 1.76% for the second quarter of 2010 compared to 1.87% for the same period in 2009, or a decrease of 11 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $0.5 million for the three months ended June 30, 2010 compared to $0.4 million for the same period in 2009. The increase was due to higher unused facility and letter of credit fees that resulted from the extension of our revolving Credit Facility in February 2010, partially offset by a reduction in interest expense due to lower average borrowings in the current period versus the prior year period. We did not borrow monies during the three months ended June 30, 2010, compared to average borrowings of $5.3 million with an average interest rate of 1.7% for the same period in 2009.
Foreign Currency Transaction Gains (Losses), Net. We incurred foreign currency transaction losses of $0.8 million for the three months ended June 30, 2010 compared to gains of $2.4 million for the same period in 2009. The fluctuation was due primarily to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.6% for the three months ended June 30, 2010 compared to 38.2% for the same period in 2009. The lower effective tax rate for the three months ended June 30, 2009 was due primarily to a higher utilization of our foreign tax benefit compared with the same period this year. The higher utilization last year resulted primarily from a greater percentage of earnings being recognized during the first half of the year, mainly driven by the recognition of significant inventory holding gains associated with SCHIP.

Comparison of the Six Months Ended June 30, 2010 and 2009(1)

		Six Months Ended			Six Months Ended
	2010	June 30, 2010			June 30, 2009
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$312.8	$3,416.4	100.00%	—	$3,103.6	100.00%	—
Net sales— Cigarettes	232.0	2,397.3	70.17	63.91%	2,165.3	69.77	63.33%
Net sales— Food/Non-food	80.8	1,019.1	29.83	36.09	938.3	30.23	36.67
Net sales, less excise taxes (2)	227.5	2,617.4	76.61	100.00	2,389.9	77.00	100.00

Gross profit (3)	(20.7)	184.9	5.41	7.07	205.6	6.62	8.60
Warehousing and distribution expenses	6.0	101.2	2.96	3.87	95.2	3.07	3.98
Selling, general and administrative expenses	(1.5)	67.6	1.98	2.58	69.1	2.23	2.89
Income from operations	(25.1)	15.1	0.44	0.58	40.2	1.30	1.68
Interest expense	0.2	(1.1)	(0.03)	(0.04)	(0.9)	(0.03)	(0.04)
Interest income	(0.1)	0.1	0.00	0.00	0.2	0.01	0.01
Foreign currency transaction (losses) gains, net	(2.2)	(0.6)	(0.02)	(0.02)	1.6	0.05	0.07
Income before taxes	(27.6)	13.5	0.40	0.52	41.1	1.32	1.72
Net income	(19.4)	8.1	0.24	0.31	27.5	0.89	1.15

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $312.8 million, or 10.1%, to $3,416.4 million for the six months ended June 30, 2010 from $3,103.6 million for the same period in 2009. Excluding the effects of foreign currency fluctuations, net sales increased by 7.6% during the first six months of 2010 compared to the same period in 2009. About one-third, or approximately $105.9 million of the dollar increase resulted from manufacturers’ cigarette price increases in response to the SCHIP legislation. The remaining two-thirds were the result of sales gains from new and existing customers and cigarette and excise tax inflation, partially offset by a reduction in the volume of cigarette carton sales. The significant cigarette price inflation associated with SCHIP that is included in our net sales impacts certain period over period comparisons on a percent of net sales basis.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2010 increased by $232.0 million, or 10.7%, to $2,397.3 million from $2,165.3 million for the same period in 2009. Net cigarette sales for the six months ended June 30, 2010 increased 8.2%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales for the first six months of 2010 was driven by an 11.6% increase in the average sales price per carton due primarily to manufacturer price increases, partially offset by a decline in the volume of cigarette carton sales of 0.8%. Our carton sales in the first six months of 2010 declined 2.4% in the U.S. and increased 13.2% in Canada, attributable primarily to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales increased to 70.17% for the six months ended June 30, 2010 compared to 69.77% for the same period in 2009. The increase was due primarily to the significant inflation that resulted from the manufacturers’ price increases in response to the SCHIP legislation.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2010 increased $80.8 million, or 8.6%, to $1,019.1 million from $938.3 million for the same period in 2009. The following table provides the increases in net sales by product category for our food/non-food products (in millions):

	Six Months Ended
	June 30,
	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$396.4	$352.2	$44.2	12.5%
Candy	210.0	201.1	8.9	4.4%
Other tobacco products	234.6	205.8	28.8	14.0%
Health, beauty & general	105.2	102.5	2.7	2.6%
Non-alcoholic beverages	71.3	74.7	(3.4)	(4.6)%
Equipment/other	1.6	2.0	(0.4)	(20.0)%

Total food/non-food products	$1,019.1	$938.3	$80.8	8.6%

Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 6.2% in the first six months of 2010 compared to the same period in 2009. The increase was due primarily to our sales and marketing initiatives, sales gains from new customers and higher sales in our food and other tobacco products category. Net sales of food/non-food products as a percentage of total net sales was 29.83% for six months ended June 30, 2010 compared to 30.23% for the same period in 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the six months ended June 30, 2010 decreased by $20.7 million, or 10.1%, to $184.9 million from $205.6 million for the same period in 2009. This decrease in gross profit is primarily related to significantly higher cigarette inventory holding profits, net of floor stock tax, realized during the first six months of 2009 in response to the increase in federal excise tax mandated by the SCHIP legislation.
The following table provides the components comprising the change in gross profit as a percentage of total net sales for the six months ended June 30, 2010 and 2009 (1):

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			% of Net			% of Net
	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$3,416.4	100.00%	—	$3,103.6	100.00%	—
Net sales, less excise taxes (2)	2,617.4	76.61	100.00%	2,389.9	77.00	100.00%

Components of gross profit:
Cigarette inventory holding profits (3)	$3.0	0.09%	0.12%	$35.2	1.13%	1.47%
Net federal floor stock tax (3)	—	—	—	(11.5)	(0.37)	(0.48)
LIFO expense	(4.9)	(0.14)	(0.19)	(5.1)	(0.16)	(0.21)
OTP tax gain (4)	0.6	0.01	0.03	—	—	—
Remaining gross profit (5)	186.2	5.45	7.11	187.0	6.02	7.82

Gross profit	$184.9	5.41%	7.07%	$205.6	6.62%	8.60%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
In February 2009, SCHIP was signed into law, which contributed to us recognizing cigarette inventory holding profits of $35.2 million in the first six months of 2009. The SCHIP legislation imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The floor stock tax was recorded as an increase to our cost of goods sold as the related inventory was sold in the second quarter of 2009.

(4)	For the six months ended June 30, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.45% of total net sales for the six months ended June 30, 2010 compared to 6.02% for the same period in 2009. The cigarette price inflation associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 17 basis points for the first six months of 2010. The remaining 40 basis points reduction was due primarily to a $5.4 million reduction of food/non-food income earned mainly from manufacturer price increases.
Cigarette remaining gross profit decreased by approximately 0.7% on a cents per carton basis in the first six months of 2010 compared to the same period in 2009, due primarily to the continuing effect of competitive pricing pressures. Remaining gross profit for our food/non-food category was relatively flat, increasing 0.1% for the first six months of 2010, comprising 12.61% of net sales compared to 13.67% for the same period in 2009. Increased volume in nearly all categories was offset by the effect of competitive pricing pressure and lower income earned from manufacturer price increases.
For the six months ended June 30, 2010, our remaining gross profit for food/non-food products increased to approximately 69.0% of our total remaining gross profit compared to 68.7% for the same period in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the six months ended June 30, 2010, operating expenses increased $4.4 million, or 2.6%, to $169.8 million from $165.4 million for the same period in 2009. The increase in operating expenses included a $2.5 million increase in net fuel costs, an increase of $1.5 million for healthcare costs and a $1.0 million settlement related to a legacy insurance claim. As a percentage of total net sales, total operating expenses were 4.97% for the six months ended June 30, 2010 compared to 5.33% for the same period in 2009, or a decrease of 36 basis points. Operating expenses, as a percentage of total net sales, were favorably impacted by approximately 16 basis points due to the SCHIP related cigarette price increases which increased our total net sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $6.0 million, or 6.3%, to $101.2 million for the six months ended June 30, 2010 from $95.2 million for the same period in 2009. The increase in warehousing and distribution expenses was due primarily to an increase in net fuel costs of $2.5 million, increases in healthcare costs of $1.0 million and higher delivery salaries. The increase in delivery salaries, excluding merit increases, was due primarily to an increase in the number of deliveries and miles driven to support our vendor consolidation and fresh and local initiatives. As a percentage of total net sales, warehousing and distribution expenses were 2.96% for the six months ended June 30, 2010 compared to 3.07% for the same period in 2009, or a decrease of 11 basis points. The impact of price increases in response to SCHIP favorably impacted warehouse and distribution expenses as a percentage of total net sales by approximately 10 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.5 million, or 2.2%, to $67.6 million for the six months ended June 30, 2010 from $69.1 million for the same period in 2009. The decrease in SG&A expenses was due primarily to the inclusion of $0.9 million of costs in the first six months of 2009 related to the integration of our New England division onto our information systems platform and cost savings initiatives, partially offset by the settlement of an insurance claim we inherited from Fleming, our former parent, of $1.0 million. As a percentage of total net sales, SG&A expenses declined 25 basis points to 1.98% for the first six months of 2010 compared to 2.23% for the same period in 2009. The impact of price increases in response to SCHIP favorably impacted SG&A expenses as a percentage of net sales by approximately 6 basis points.
Interest Expense. Interest expense includes both debt interest and amortization of fees related to borrowings. Interest expense was $1.1 million for the six months ended June 30, 2010 compared to $0.9 million for the same period in 2009. The increase was due to higher unused facility and letter of credit fees that resulted from the extension of our revolving Credit Facility in February 2010, partially offset by a reduction in interest expense due to lower average borrowings in the current period versus the prior year period. Average borrowings for the six months ended June 30, 2010 were $3.4 million with an average interest rate of 2.5%, compared to average borrowings of $14.4 million and an average interest rate of 1.9% for the same period in 2009.
Foreign Currency Transaction Gains (Losses), Net. We incurred foreign currency transaction losses of $0.6 million for the six months ended June 30, 2010 compared to gains of $1.6 million for the same period in 2009. The fluctuation was due primarily to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 40.0% for the six months ended June 30, 2010 compared to 33.1% for the same period in 2009. The effective tax rate for the six months ended June 30, 2009 was favorably impacted by a $1.8 million benefit and related interest recovery of $1.0 million which were included in the provision for income taxes and related to the expiration of the statute of limitations for uncertain tax positions. We did not recognize any such benefit in the six months ended June 30, 2010.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2010 and 2009 (dollars in millions)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cigarettes
Net sales (2)	$1,283.5	$1,209.1	$2,397.3	$2,165.3
Excise taxes in sales (3)	$389.9	$351.6	$724.5	$651.8
Net sales, less excise taxes (4)	$893.6	$857.5	$1,672.8	$1,513.5
LIFO expense	$2.6	$2.1	$3.3	$5.1
Gross profit (5)	$30.2	$20.2	$57.4	$78.2
Gross profit %	2.36%	1.67%	2.39%	3.61%
Gross profit % less excise taxes	3.38%	2.35%	3.43%	5.16%
Remaining gross profit (6)	$30.4	$32.5	$57.7	$58.6
Remaining gross profit %	2.37%	2.69%	2.41%	2.71%
Remaining gross profit % less excise taxes	3.40%	3.79%	3.45%	3.87%

Food/Non-food Products
Net sales	$550.8	$502.7	$1,019.1	$938.3
Excise taxes in sales (3).	$39.5	$34.2	$74.5	$61.9
Net sales, less excise taxes (4)	$511.3	$468.5	$944.6	$876.4
LIFO expense	$1.0	$—	$1.6	$—
Gross profit (7)	$66.9	$67.3	$127.5	$127.4
Gross profit %	12.14%	13.39%	12.51%	13.58%
Gross profit % less excise taxes	13.08%	14.37%	13.50%	14.54%
Remaining gross profit (6)	$67.9	$68.2	$128.5	$128.4
Remaining gross profit %	12.32%	13.57%	12.61%	13.67%
Remaining gross profit % less excise taxes	13.27%	14.56%	13.60%	14.65%

Totals
Net sales (2)	$1,834.3	$1,711.8	$3,416.4	$3,103.6
Excise taxes in sales (3)	$429.4	$385.8	$799.0	$713.7
Net sales, less excise taxes (4)	$1,404.9	$1,326.0	$2,617.4	$2,389.9
LIFO expense	$3.6	$2.1	$4.9	$5.1
Gross profit (5),(7)	$97.1	$87.5	$184.9	$205.6
Gross profit % .	5.29%	5.11%	5.41%	6.62%
Gross profit % less excise taxes	6.91%	6.60%	7.07%	8.60%
Remaining gross profit (6)	$98.3	$100.7	$186.2	$187.0
Remaining gross profit %	5.36%	5.88%	5.45%	6.02%
Remaining gross profit % less excise taxes	7.00%	7.59%	7.11%	7.82%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Cigarette net sales include the impact of price inflation primarily associated with the implementation of SCHIP, which was enacted in February 2009. Net cigarette sales for the six months ended June 30, 2010 include approximately $105.9 million of increased sales from manufacturers’ cigarette price increases in response to the SCHIP legislation compared to $207.0 million for the same period in 2009. Our gross profit percentages for the six months ended June 30, 2010 and 2009 were negatively impacted by SCHIP price inflation.

(3)
Excise taxes included in our net sales consist of state and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since our gross profit dollars generally remain the same.

(4)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.

(5)
Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases, (ii) increases in state and provincial excise taxes, (iii) federal excise floor taxes and (iv) LIFO effects. Cigarette holding profits for the three months ended June 30, 2010 were $2.4 million compared to $0.4 million for the same period in 2009, and $3.0 million for the six months ended June 30, 2010 compared to $35.2 million for the same period in 2009. The increase in cigarette inventory holding profits for six months ended June 30, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the three and six months ended June 30, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items, such as FET associated with the SCHIP legislation and OTP tax gains, that significantly affect the comparability of gross profit.

(7)
Food/Non-food gross profit includes (i) holding profits related to manufacturer price increases, (ii) increases in state and provincial excise taxes, (iii) federal excise floor taxes and (iv) LIFO effects. Included in food/non-food gross profit for the three and six months ended June 30, 2009 is $0.9 million of federal excise floor taxes related to SCHIP.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2010 were $14.9 million compared to $17.7 million as of December 31, 2009. Our restricted cash as of June 30, 2010 and December 31, 2009 was $12.4 million. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our Credit Facility. We have historically funded our liquidity requirements through our current operations and external borrowings. For the six months ended June 30, 2010, our cash flows from operating activities provided $35.3 million and we had $159.2 million of borrowing capacity available in our Credit Facility as of June 30, 2010.
We believe that the combination of our cash, cash flows from operations, availability under our credit facility and the scheduled maturity of our debt will be sufficient to finance our working capital, capital spending and other anticipated cash needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $20.3 million to $35.3 million for the six months ended June 30, 2010 compared to $15.0 million for the same period in 2009. The increase in cash provided by operating activities was due primarily to a $38.1 million increase in cash provided by working capital, offset by a $17.8 million decrease in net income adjusted for non-cash items. The decrease in net income was driven primarily by significant cigarette holding profits included in prior year net income related to the SCHIP legislation.
The increase in cash provided by working capital was due primarily to decreases in inventory and increases in accounts payable, partially offset by decreases in cigarette and tobacco taxes payable for the six months ended June 30, 2010 compared to the same period in 2009. The net cash flows generated from inventory and cigarette and tobacco taxes payable was due primarily to the sell through of cigarettes and stamps from a large LIFO buy-in made at the end of 2009 and the impact of SCHIP price inflation that occurred during the six months ended June 30, 2009. The increase in accounts payable was due primarily to the timing of certain food/non-food buy-ins to take advantage of vendor incentives.
Cash flows from investing activities
Net cash used in investing activities decreased by $4.1 million to $6.6 million for the six months ended June 30, 2010 compared to $10.7 million for the same period in 2009. Restricted cash decreased by $1.9 million due primarily to the timing of payments for excise tax liabilities to Canadian provincial governments and collection of taxes from customers. In addition, capital expenditures decreased by $2.8 million to $5.5 million in the first six months of 2010 compared to $8.3 million for the same period in 2009. Capital expenditures for the first six months of 2010 were related primarily to additions to our trucking fleet and warehouse equipment. We estimate that fiscal 2010 capital expenditures will not exceed $19 million, including investments in FDI.
Cash flows from financing activities
Net cash used in financing activities increased by $25.1 million to $31.2 million for the six months ended June 30, 2010 compared to $6.1 million for the same period in 2009. The increase in net cash used in financing activities was due primarily to a $14.3 million increase in net repayments on our revolving line of credit and a $13.2 million decrease in book overdrafts due primarily to the level of cash on hand and timing of vendor payments as of June 30, 2010 compared to June 30, 2009.

Our Credit Facility
We have a five-year revolving credit facility (“Credit Facility”) with a capacity of $200 million and an expiration date of February 2014. The basis points added to LIBOR are a range of 275 to 350 basis points, tied to achieving certain operating results as defined in the Credit Facility. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	June 30,	December 31,
	2010	2009
Amounts borrowed	$—	$19.2

Outstanding letters of credit	$29.6	$26.1

Amounts available to borrow	$159.2	$196.9

In February 2010, the total amount of the Credit Facility was reduced by $50 million, at our request. As a result, the maximum amount available to borrow after that date became $200 million.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. We did not borrow monies under the Credit Facility during the three months ended June 30, 2010, compared to average borrowings of $5.3 million with an average interest rate of 1.7% for the same period in 2009. Average borrowings for the six months ended June 30, 2010 were $3.4 million with an average interest rate of 2.5%, compared to average borrowings of $14.4 million and an average interest rate of 1.9% for the same period in 2009.
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
Forward-Looking Trend and Other Information
   Cigarette Industry Trends
   Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, carton sales had not declined in proportion to the decline in overall consumption. However, our U.S. cigarette carton sales started declining in 2007 and have experienced further declines through the first six months of 2010. We believe this trend is driven principally by an increasing decline in overall cigarette consumption due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment has slowed, and may no longer be adequate to compensate for consumption declines at the same rate as historically experienced.
   Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, and limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings, as well as pre-approval by the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. To date, this legislation and its associated regulations have not had a material impact on our business.

   Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. Federal excise taxes are levied on the cigarette manufacturer, whereas state, provincial and local excise taxes are levied on the wholesaler. We increase cigarette and tobacco product prices as state, provincial and local excise tax increases are assessed on the products we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, but increases may result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes levied on manufacturers from 39¢ to $1.01 per pack of cigarettes effective as of April 1, 2009. We believe this substantial increase in excise taxes caused manufacturers to increase their prices to us, which in turn increased our working capital requirements. We also believe it has contributed to a further decline in consumer cigarette consumption which has adversely impacted our cigarette carton sales and could result in a decrease of our gross profit as a percentage of total net sales.
   Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. From 2005 to 2008, our cigarette holding profits averaged approximately $5.1 million per year. For the year ended December 31, 2009 our cigarette inventory holding profits, net of FET taxes associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the six months ended June 30, 2010, our cigarette inventory holding profits were $3.0 million, or 1.6% of our gross profit.
   Food/Non-food Product Trends
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced lower floor stock income during 2009 and in the first six months of 2010 compared to prior periods. Some indications suggest inflation trends are changing, but it is unknown at what pace prices will return to more normal levels of inflation.
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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2009, as filed with SEC on March 12, 2010, did not change materially during the six months ended June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
There were no repurchases of common stock shares during the three months ended June 30, 2010.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Form DEF14A filed on April 13, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.
Date: August 6, 2010	By:	/s/ J. Michael Walsh
		Name:	J. Michael Walsh
		Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.
Date: August 6, 2010	By:	/s/ Stacy Loretz-Congdon
		Name:	Stacy Loretz-Congdon
		Title:	Chief Financial Officer