Form 10-Q
period 2010-09-30
Core-Mark Holding Company, Inc.
filed 2010-11-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of October 29, 2010, 10,882,436 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$44.8	$17.7
Restricted cash	12.4	12.4
Accounts receivable, net of allowance for doubtful accounts of $8.4 and $9.1, respectively	196.6	161.1
Other receivables, net	38.7	39.6
Inventories, net (Note 2)	233.1	275.5
Deposits and prepayments	71.8	42.2
Deferred income taxes	3.3	3.6

Total current assets	600.7	552.1

Property and equipment, net	85.2	83.8
Deferred income taxes	1.2	5.3
Goodwill	4.6	3.7
Other non-current assets, net	36.5	33.0

Total assets	$728.2	$677.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90.0	$63.2
Book overdrafts	15.4	19.4
Cigarette and tobacco taxes payable	143.6	132.3
Accrued liabilities	69.6	59.6
Income taxes payable	0.3	—
Deferred income taxes	0.6	0.6

Total current liabilities	319.5	275.1

Long-term debt, net (Note 4)	0.7	20.0
Other long-term liabilities	4.5	4.3
Claims liabilities, net of current portion	33.5	32.6
Pension liabilities	15.1	15.7

Total liabilities	373.3	347.7

Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,358,593 and 11,001,632 shares issued; 10,863,231 and 10,506,270 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	0.1	0.1
Additional paid-in capital	223.8	216.2
Treasury stock at cost (495,362 shares of common stock at September 30, 2010 and December 31, 2009)	(13.2)	(13.2)
Retained earnings	146.4	129.6
Accumulated other comprehensive loss	(2.2)	(2.5)

Total stockholders’ equity	354.9	330.2

Total liabilities and stockholders’ equity	$728.2	$677.9

See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$1,993.6	$1,776.1	$5,410.0	$4,879.7
Cost of goods sold	1,887.5	1,674.2	5,119.0	4,572.2

Gross profit	106.1	101.9	291.0	307.5

Warehousing and distribution expenses	55.8	51.1	157.0	146.3
Selling, general and administrative expenses	36.2	34.2	103.8	103.3
Amortization of intangible assets	0.5	0.5	1.5	1.6

Total operating expenses	92.5	85.8	262.3	251.2

Income from operations	13.6	16.1	28.7	56.3
Interest expense	(0.8)	(0.4)	(1.9)	(1.3)
Interest income	0.2	—	0.3	0.2
Foreign currency transaction gains (losses), net	0.4	0.4	(0.2)	2.0

Income before income taxes	13.4	16.1	26.9	57.2
Provision for income taxes (Note 5)	(4.7)	(4.8)	(10.1)	(18.4)

Net income	$8.7	$11.3	$16.8	$38.8

Basic income per common share (Note 6)	$0.81	$1.08	$1.56	$3.71
Diluted income per common share (Note 6)	$0.78	$1.02	$1.47	$3.59

Basic weighted-average shares (Note 6)	10.8	10.5	10.8	10.5
Diluted weighted-average shares (Note 6)	11.3	11.0	11.4	10.8
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$16.8	$38.8
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	8.2	5.3
Amortization of debt issuance costs	0.4	0.4
Amortization of stock-based compensation	3.7	3.8
Bad debt expense, net	0.8	1.4
Depreciation and amortization	14.4	13.6
Foreign currency transaction losses (gains), net	0.2	(2.0)
Deferred income taxes	4.4	4.9
Changes in operating assets and liabilities:
Accounts receivable	(14.9)	(17.8)
Other receivables	0.9	(6.7)
Inventories	44.8	16.6
Deposits, prepayments and other non-current assets	(31.1)	(6.1)
Accounts payable	26.6	5.2
Cigarette and tobacco taxes payable	10.6	(3.3)
Pension, claims and other accrued liabilities	8.2	1.8
Income taxes payable	0.3	0.1

Net cash provided by operating activities	94.3	56.0
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(35.9)	—
Restricted cash	0.2	(1.5)
Additions to property and equipment, net	(9.3)	(13.5)
Capitalization of software	(0.9)	(0.3)

Net cash used in investing activities	(45.9)	(15.3)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(19.2)	(30.0)
Payments of financing costs	(1.8)	—
Repurchases of common stock (treasury stock)	—	(2.2)
Proceeds from exercise of common stock options and warrants	4.0	1.0
Tax withholdings related to net share settlements of restricted stock units	(1.1)	(0.3)
Excess tax deductions associated with stock-based compensation	1.0	0.2
Decrease in book overdrafts	(4.0)	(4.0)

Net cash used in financing activities	(21.1)	(35.3)
Effects of changes in foreign exchange rates	(0.2)	0.2
Increase in cash and cash equivalents	27.1	5.6
Cash and cash equivalents, beginning of period	17.7	15.7

Cash and cash equivalents, end of period	$44.8	$21.3

Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$10.4	$11.5
Interest	1.1	0.8
Non-cash investing activities:
Contingent consideration related to acquisition of business	$1.0	$—
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 26,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements, which are included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.
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
2. Inventories
Net income reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis as LIFO is not a permitted inventory valuation method in Canada. Approximately 86% and 81% of our FIFO inventory was valued on a LIFO basis at September 30, 2010 and 2009, respectively. During periods of rising prices, the LIFO method of costing inventories generally results in higher costs being charged against income, while lower costs are retained in inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $50.8 million higher at September 30, 2010, compared to $41.7 million higher at September 30, 2009. We recorded LIFO expense of $2.9 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $7.8 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, inventory as of September 30, 2010 increased $1.1 million as a result of an out of period adjustment related to the recognition of deferred vendor income. The adjustment was not material to any prior period.
3. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$8.7	$11.3	$16.8	$38.8
Minimum pension liability adjustment	—	—	(0.2)	—
Foreign currency translation adjustment	0.7	1.4	0.5	1.4

Total comprehensive income	$9.4	$12.7	$17.1	$40.2

4. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2010	2009
Amounts borrowed (Credit Facility)	$—	$19.2
Obligations under capital leases	0.7	0.8

Total long-term debt, net	$0.7	$20.0

We have a five-year revolving credit facility (“Credit Facility”) with a capacity of $200 million and an expiration date of February 2014. Under our Credit Facility, we can borrow at prime rate or at LIBOR plus a margin ranging from 275 to 350 basis points, depending on achievement of certain operating results as defined in the Credit Facility agreement. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	September 30,	December 31,
	2010	2009
Outstanding letters of credit	$27.2	$26.1

Amounts available to borrow	$162.7	$196.9

In February 2010, the total amount of the Credit Facility was reduced by $50 million, at our request. As a result, the maximum amount available to borrow after that date became $200 million.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. We did not borrow monies under the Credit Facility during the three months ended September 30, 2010, compared to average borrowings of $2.7 million with an average interest rate of 2.7% for the same period in 2009. Average borrowings for the nine months ended September 30, 2010 were $2.2 million with an average interest rate of 2.5%, compared to average borrowings of $10.4 million and an average interest rate of 1.9% for the same period in 2009.
5. Income Taxes
Our effective tax rate was 35.1% for the three months ended September 30, 2010 compared to 29.8% for the same period in 2009. Included in the provision for income taxes for the three months ended September 30, 2010 was a $0.6 million net benefit compared to a $1.4 million net benefit for the same period in 2009. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year estimates based upon finalization of tax returns.
Our effective tax rate was 37.5% for the nine months ended September 30, 2010 compared to 32.2% for the same period in 2009. Included in the provision for income taxes for the nine months ended September 30, 2010 was a $0.6 million benefit including $0.1 million of interest, compared to a net benefit of $4.1 million including $1.2 million of interest for the same period in 2009. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year estimates based upon finalization of tax returns.
At September 30, 2010, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.2 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.3 million through September 30, 2011.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 to 2009 tax years remain subject to examination by federal and state tax authorities. The 2005 and 2006 tax years are still open for certain state tax authorities. The 2002 to 2009 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,
	2010			2009
		Weighted-	Net Income		Weighted-	Net Income
	Net	Average Shares	per Common	Net	Average Shares	per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$8.7	10.8	$0.81	$11.3	10.5	$1.08
Effect of dilutive common share equivalents:
Unvested restricted stock units		—	—		—	(0.01)
Stock options		0.2	(0.01)		0.2	(0.02)
Warrants		0.3	(0.02)		0.3	(0.03)

Diluted EPS	$8.7	11.3	$0.78	$11.3	11.0	$1.02

	Nine Months Ended September 30,
	2010			2009
		Weighted-	Net Income		Weighted-	Net Income
	Net	Average Shares	per Common	Net	Average Shares	per Common
	Income	Outstanding	Share	Income	Outstanding	Share
Basic EPS	$16.8	10.8	$1.56	$38.8	10.5	$3.71
Effect of dilutive common share equivalents:
Unvested restricted stock units		0.1	(0.01)		—	(0.01)
Stock options		0.2	(0.03)		0.2	(0.06)
Warrants		0.3	(0.05)		0.1	(0.05)

Diluted EPS	$16.8	11.4	$1.47	$38.8	10.8	$3.59

Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 104,520 anti-dilutive stock options for both the three and nine months ended September 30, 2010, compared to 113,162 and 260,164 anti-dilutive stock options for the three and nine months ended September 30, 2009, respectively. There were no anti-dilutive warrants for the three and nine months ended both September 30, 2010 and September 30, 2009.
In 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as the Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share. Both the Class 6(B) and Tranche B warrants may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued.
The number of Class 6(B) warrants outstanding was 807,195 as of September 30, 2010 and 967,764 as of September 30, 2009. The number of Tranche B warrants outstanding was 126,716 as of September 30, 2010 and 2009. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of September 30, 2010.
7. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the accompanying condensed consolidated statements of operations was $1.1 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $5.2 million at September 30, 2010. This balance is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the activity for all stock options (“Options”), restricted stock units (“RSUs”) and performance shares under all of our Long-Term Incentive Plans (“LTIP”) for the nine months ended September 30, 2010:

		December 31, 2009		Activity during 2010						September 30, 2010
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	11,929	$0.01	—	$—	(10,708)	$0.01	—	$—	1,221	$0.01	1,221	$0.01
	Options	480,267	17.81	—	—	(125,557)	15.56	(500)	36.03	354,210	18.58	352,823	18.57
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	22,111	0.01	—	—	(6,129)	0.01	—	—	15,982	0.01	15,727	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	192,164	0.01	148,586	0.01	(105,797)	0.01	(2,836)	0.01	232,117	0.01	25,844	0.01
	Options	332,905	25.01	—	—	(16,768)	21.57	(3,065)	24.10	313,072	25.21	250,406	26.47
	Perf. shares	80,665	0.01	—	—	(41,424)	0.01	—	—	39,241	0.01	7,046	0.01

Total		1,165,041		148,586		(306,383)		(6,401)		1,000,843		698,067

Note: Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees and non-employee directors.
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
The following table provides the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.5	$1.5
Expected return on plan assets	(0.5)	(0.3)	(1.3)	(1.1)
Amortization of net actuarial loss	0.1	—	0.1	0.2

Net periodic benefit cost	$0.1	$0.2	$0.3	$0.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.3
Amortization of net actuarial loss	—	—	—	0.1
Amortization of prior service cost	(0.1)	—	(0.1)	—

Net periodic other benefit cost	$—	$0.1	$0.1	$0.4

We contributed $0.8 million and $1.1 million to these plans during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, contributions of $0.3 million and $0.7 million, respectively, were made to these plans through a reduction from our carryover credit balance of $0.9 million from prior years. We expect to contribute approximately $1.4 million to these plans in 2010.

9. Segment and Geographic Information
As of September 30, 2010, we operated 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated as operating segments into two geographic reporting segments (U.S. and Canada), based on the different economic characteristics and regulatory environments of both countries using the methods and factors substantially consistent with those described in Note 15 — Segment Reporting, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 — Summary of Significant Accounting Policies, of our Annual Report on Form 10-K, for the year ended December 31, 2009. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2010 or 2009.
Information about our business operations based on geographic reporting segments follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
United States(1)	$1,676.0	$1,484.4	$4,528.2	$4,147.6
Canada	311.4	286.2	867.8	719.8
Corporate adjustments and eliminations	6.2	5.5	14.0	12.3

Total	$1,993.6	$1,776.1	$5,410.0	$4,879.7

Income (loss) before income taxes:
United States(2)	$10.7	$11.7	$24.7	$57.5
Canada	(1.2)	(0.6)	(2.7)	(2.2)
Corporate adjustments and eliminations	3.9	5.0	4.9	1.9

Total	$13.4	$16.1	$26.9	$57.2

Interest expense:
United States	$5.9	$5.2	$17.2	$15.7
Canada	0.2	0.1	0.7	0.5
Corporate adjustments and eliminations	(5.3)	(4.9)	(16.0)	(14.9)

Total	$0.8	$0.4	$1.9	$1.3

Depreciation and amortization:
United States	$3.5	$3.2	$10.2	$9.6
Canada	0.7	0.5	2.0	1.7
Corporate adjustments and eliminations	0.7	0.8	2.2	2.3

Total	$4.9	$4.5	$14.4	$13.6

(1)
Net cigarette sales for the nine months ended September 30, 2010, include approximately $105.9 million of increased sales compared to the same period in 2009 resulting from manufacturers’ cigarette price increases in March of 2009 which were in response to the State Children’s Health Insurance Program (“SCHIP”) legislation.

(2)
The nine months ended September 30, 2010, includes $3.0 million of inventory holding profits compared with $23.6 million for the same period in 2009. The significant income in 2009 was due primarily to manufacturers’ price increases in response to the SCHIP legislation and consisted of $35.1 million of cigarette inventory holding profits, less $11.5 million of federal excise floor taxes.

Identifiable assets by geographic reporting segments (in millions):

	September 30,	December 31,
	2010	2009
Identifiable assets:
United States	$629.7	$575.8
Canada	98.5	102.1

Total	$728.2	$677.9

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes (1)	$1,400.9	$1,250.1	$3,798.2	$3,415.4

Food	230.8	198.7	627.2	550.9
Candy	112.9	106.4	322.9	307.5
Other tobacco products	138.0	116.4	372.6	322.2
Health, beauty & general	57.2	52.4	162.4	154.9
Non-alcoholic beverages	52.5	50.9	123.8	125.6
Equipment/other	1.3	1.2	2.9	3.2

Total food/non-food products	592.7	526.0	1,611.8	1,464.3

Total sales	$1,993.6	$1,776.1	$5,410.0	$4,879.7

(1)
Net cigarette sales for the nine months ended September 30, 2010 include approximately $105.9 million of increased sales compared to the same period in 2009 resulting from manufacturers’ cigarette price increases in March of 2009 which were in response to the State Children’s Health Insurance Program (“SCHIP”) legislation.

10. Repurchase of Common Stock
During the three and nine months ended September 30, 2010, no shares of common stock were repurchased. During the three months ended September 30, 2009, no shares of common stock were repurchased, and during the nine months ended September 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. As of September 30, 2010, we had $16.8 million available for future share repurchases under the program.
11. Asset Acquisition of Finkle Distributors, Inc.
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. (“FDI”), a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states, for cash consideration of approximately $36 million. The FDI operations will be integrated into two of our existing distribution centers and will provide us an opportunity to expand our market share.

The preliminary purchase price allocation of the acquired assets and liabilities assumed, based on their estimated fair values at the acquisition date, was as follows (in millions):

Cash	$0.1
Accounts receivable	21.1
Inventory	9.9
Prepaid expenses	0.3
Property, plant and equipment	2.4
Intangible assets	3.6
Liabilities	(1.4)

Cash paid at closing	$36.0
Contingent payments	1.0

Net assets acquired and liabilities assumed	$37.0

We do not expect any future changes in the fair value analysis of the assets to be material.
The contingent payments relate primarily to a non-competition agreement with a former owner and were recorded at the present value of contractual payments. Intangible assets include $2.0 million for customer relationships which will be amortized over ten years, $0.9 million of non-amortizable goodwill and $0.7 million for the non-competition agreement which will be amortized over five years. Goodwill associated with the value expected to be generated by synergies resulting from the acquisition is measured as the difference between the purchase price and the fair value of assets acquired and liabilities assumed. The intangible assets, including goodwill, are expected to be deductible for tax purposes. Results of operations of FDI have been included in Core-Mark’s consolidated statement of operations since the date of acquisition to September 30, 2010.
Pro forma results of the acquired business have not been presented as the results were not material to our condensed financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of the year.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 26,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
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
Third Quarter Overview
Net sales for the third quarter of 2010 increased $217.5 million, or 12.2%, to $1,993.6 million compared to $1,776.1 million for the same period in 2009 driven by a 12.1% increase in our cigarette sales and a 12.7% increase in our food/non-food sales. Sales in both categories benefited from favorable foreign exchange rates and the acquisition of Finkle Distributors Inc. (“FDI”), which we acquired in the third quarter. Excluding both of these items our net sales increased 7.9% for the third quarter.

The increase in our food/non-food net sales for the third quarter, led by our food and other tobacco products categories, was driven primarily by sales from market share wins and the success of our marketing initiatives that focus on fresh foods and vendor consolidation (“VCI”). Despite our sales growth during the quarter, we continue to monitor current macroeconomic conditions, including consumer confidence, spending, employment and inflation/deflation levels. A significant change in macroeconomic conditions could materially impact our operating results.
Cigarette net sales increased due primarily to price inflation and a 3.9% increase, excluding FDI, in the volume of cartons sold. Carton sales in the U.S. increased 4.1% excluding FDI during the quarter, driven primarily by market share gains, compared to a decline of 1.0% in the second quarter of 2010. Carton sales in Canada increased 2.9%, driven primarily by market share gains in our Toronto division. Longer term, we expect the industry’s cigarette consumption may be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect to offset the impact of these declines through market share expansion and growth in our non-cigarette categories.
Our remaining gross profit1 increased $7.4 million, or 7.3%, to $109.0 million during the third quarter of 2010 from $101.6 million last year. Remaining gross profit margin1 decreased 25 basis points from 5.72% last year to 5.47% this year. This decline was slightly offset by a $1.1 million, or six basis point, improvement due to an immaterial out of period adjustment related to the recognition of deferred vendor income. The net decline was due primarily to competitive pricing pressures which were most severe earlier this year, but may, none the less, have a continued impact on our margins. However, we expect to make progress toward restoring margins over time. A return of meaningful product inflation and/or manufacturer promotions, coupled with market share expansion may help offset this impact. The convenience retail industry continues to move towards fresh foods, a more efficient supply chain and flexibility of service, and we believe we are in a strong position to capitalize on these market trends. We believe the margins in these fresh foods will continue to improve and are not significantly impacted by the competitive pricing pressures affecting the more traditional categories.
Operating income, excluding cigarette holding gains, LIFO expense, FDI integration costs, a tobacco tax refund and the recognition of deferred vendor income, increased $0.8 million, or 5.0%, to $16.6 million for the third quarter of 2010 compared to $15.8 million during the same period in 2009. Operating income for the third quarter, which was impacted by the decline in remaining gross profit margin explained above, was positively impacted by operating expense leverage of approximately 25 basis points.
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
Business and Supply Expansion
Some of our recent activities related to the expansion of our fresh product delivery, vendor consolidation initiative and acquisition strategies are:
•
In 2009, as part of our strategy of selling “fresh” product, we launched our program of delivering fresh sandwiches, bakery items, fruits and vegetables, dairy products and other fresh items multiple times per week. This program was in addition to our other sales and marketing initiatives focused on increasing sales of fresh products. Through the third quarter of 2010, we have over 3,400 stores on the program.

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

•
In February 2010, we established a relationship with Jamba, Inc. (“Jamba”) to offer and deliver health-oriented Jamba-branded food and beverage consumer products to Core-Mark serviced convenience retail locations. The three-year relationship grants us the exclusive distribution rights of the Jamba-branded products to the convenience store retail channel, subject to potential limited exceptions. In July 2010, we began shipping Jamba licensed products in our divisions and we plan to continue to broaden the Jamba product offering with innovative, proprietary items in the last quarter of 2010.

•
On July 23, 2010, we entered into a definitive agreement to acquire substantially all of the assets of Finkle Distributors, Inc. (“FDI”), located in Johnstown, New York. FDI is a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states. The acquired assets consist primarily of accounts receivable, inventory and fixed assets. The acquisition was completed on August 2, 2010, for approximately $36 million, and results of operations have been included in our consolidated statements of operations since that date. Upon completion of the acquisition, FDI began the process of transitioning warehouse operations to our New England and Pennsylvania divisions. As a result of the acquisition, we expect to bring our industry leading Vendor Consolidation and Fresh initiatives to a larger population of convenience retailers primarily in the Northeast.

[1]
Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit and related margins.

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
Federal Excise Tax Liability Impact for the State Children’s Health Insurance Program
In February 2009, the State Children’s Health Insurance Program (“SCHIP”) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices which resulted in an increase of approximately 28% on Core-Mark’s product purchases in response to the passage of the SCHIP legislation. Net cigarette sales for the nine months ended September 30, 2010 include approximately $105.9 million of increased sales from these price increases. Cigarette inventory holding profits were $3.0 million for the nine months ended September 30, 2010 compared to cigarette inventory holding profits of $35.1 million, partially offset by a net federal floor stock tax of $11.5 million, for the same period in 2009. The significant cigarette inventory holding profits in 2009 were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold for the second quarter of 2009.
Share Repurchase Program
During the three months ended September 30, 2009, no shares of common stock were repurchased, and during the nine months ended September 30, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. As of September 30, 2010, we had $16.8 million available for future share repurchases under the program. During the three and nine months ended September 30, 2010, no shares of common stock were repurchased.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 and 2009(1)

		Three Months Ended			Three Months Ended
	2010	September 30, 2010			September 30, 2009
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$217.5	$1,993.6	100.00%	—	$1,776.1	100.00%	—
Net sales— Cigarettes	150.8	1,400.9	70.27	63.52%	1,250.1	70.38	64.19%
Net sales— Food/Non-food	66.7	592.7	29.73	36.48	526.0	29.62	35.81
Net sales, less excise taxes (2)	136.9	1,500.9	75.29	100.00	1,364.0	76.80	100.00
Gross profit (3)	4.2	106.1	5.32	7.07	101.9	5.74	7.47
Warehousing and distribution expenses	4.7	55.8	2.80	3.72	51.1	2.88	3.75
Selling, general and administrative expenses	2.0	36.2	1.81	2.41	34.2	1.93	2.51
Income from operations	(2.5)	13.6	0.68	0.91	16.1	0.91	1.18
Interest expense	0.4	(0.8)	(0.04)	(0.05)	(0.4)	(0.02)	(0.03)
Interest income	0.2	0.2	0.01	0.01	—	—	—
Foreign currency transaction (losses) gains, net	—	0.4	0.02	0.03	0.4	0.02	0.03
Income before taxes	(2.7)	13.4	0.67	0.89	16.1	0.91	1.18
Net income	(2.6)	8.7	0.44	0.58	11.3	0.64	0.83

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $217.5 million, or 12.2%, to $1,993.6 million for the three months ended September 30, 2010 from $1,776.1 million for the same period in 2009. Excluding the effects of foreign currency fluctuations and the acquisition of FDI, net sales increased $141.0 million, or 7.9%, due primarily to market share wins, incremental sales to existing customers and excise tax inflation.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2010 increased by $150.8 million, or 12.1%, to $1,400.9 million from $1,250.1 million for the same period in 2009. Net cigarette sales for the three months ended September 30, 2010 increased 7.4%, excluding the effects of foreign currency fluctuations and the acquisition of FDI. The increase in total net cigarette sales for the quarter was driven by a 5.5% increase in the average sales price per carton due primarily to manufacturer price and excise tax increases. Our carton sales increased approximately 6.6% in the U.S., or 4.1% excluding sales from the FDI acquisition, due primarily to market share wins. Carton sales increased 2.9% in Canada, attributable primarily to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales decreased slightly to 70.27% for the three months ended September 30, 2010 compared to 70.38% for the same period in 2009.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended September 30, 2010 increased by $66.7 million, or 12.7%, to $592.7 million from $526.0 million for the same period in 2009. The following table provides the increases in net sales by product category for our food/non-food products (in millions):

	Three Months Ended
	September 30,
	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$230.8	$198.7	$32.1	16.2%
Candy	112.9	106.4	6.5	6.1%
Other tobacco products	138.0	116.4	21.6	18.6%
Health, beauty & general	57.2	52.4	4.8	9.2%
Non-alcoholic beverages	52.5	50.9	1.6	3.1%
Equipment/other	1.3	1.2	0.1	8.3%

Total food/non-food products	$592.7	$526.0	$66.7	12.7%

Excluding the effects of foreign currency fluctuations and the acquisition of FDI, net sales of food/non-food products increased 9.2% in the third quarter of 2010 compared to the same period in 2009. The increase was due primarily to market share wins and increased volume from our sales and marketing initiatives, primarily in our food and other tobacco products categories. Total net sales of food/non-food products as a percentage of total net sales was 29.73% for the three months ended September 30, 2010 compared to 29.62% for the same period in 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended September 30, 2010 increased by $4.2 million, or 4.2%, to $106.1 million from $101.9 million for the same period in 2009.
The following table provides the components comprising the change in gross profit as a percentage of total net sales for the three months ended September 30, 2010 and 2009(1):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			% of Net			% of Net
	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$1,993.6	100.00%	—	$1,776.1	100.0%	—
Net sales, less excise taxes (2)	1,500.9	75.29	100.00%	1,364.0	76.80	100.00%

Components of gross profit:
Cigarette inventory holding profits (losses)	$—	—%	—%	$(0.1)	—%	(0.01)%
OTP tax refund (3)	—	—	—	0.6	0.03	0.04
LIFO expense	(2.9)	(0.15)	(0.19)	(0.2)	(0.01)	(0.01)
Remaining gross profit (4)	109.0	5.47	7.26	101.6	5.72	7.45

Gross profit	$106.1	5.32%	7.07%	$101.9	5.74%	7.47%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	For the three months ended September 30, 2009, we recognized a $0.6 million OTP tax refund.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.47% of total net sales for the three months ended September 30, 2010 compared to 5.72% for the same period in 2009. This decrease as a percentage of total net sales was impacted by significant market share wins, contract renewals, competitive forces in both cigarette and non-cigarette categories and excise tax inflation, somewhat offset by a $1.1 million, or six basis point, improvement due to an out of period adjustment related to the recognition of deferred vendor income. The adjustment was not material to any prior period.
Cigarette remaining gross profit decreased approximately 1.5% on a cents per carton basis in the third quarter of 2010 compared to the same period in 2009, due primarily to competitive pricing pressures, partially offset by higher remaining gross profit per carton from FDI. Remaining gross profit for our food/non-food category decreased approximately 47 basis points for the third quarter of 2010 to 12.48% compared to 12.95% for the same period in 2009, due primarily to contract renewals and competitive pricing pressures, somewhat offset by a 20 basis point improvement due to an out of period adjustment related to the recognition of deferred vendor income. The adjustment was not material to any prior period.

For the three months ended September 30, 2010, our remaining gross profit for food/non-food products increased to approximately 67.9% of our total remaining gross profit compared to 67.0% for the same period in 2009.
Operating Expenses.  Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2010, operating expenses increased $6.7 million, or 7.8%, to $92.5 million from $85.8 million for the same period in 2009. During the three months ended September 30, 2010, we incurred approximately $1.2 million of integration costs associated with the FDI acquisition.  Excluding the FDI integration costs, operating expenses increased $5.5 million or 6.4% from the same period in 2009. The increase in total operating expenses was driven primarily by a $4.7 million, or 9.1%, increase in warehousing and distribution expenses and a $2.0 million, or 5.9%, increase in selling, general and administrative expenses (including the FDI integration costs). As a percentage of total net sales, total operating were 4.64% for the three months ended September 30, 2010 compared to 4.83% for the same period in 2009. Excluding the FDI integration costs, our operating expenses were 4.58% of sales for this third quarter, a 25 basis point decline from the third quarter of 2009.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $4.7 million, or 9.1%, to $55.8 million for the three months ended September 30, 2010 from $51.1 million for the same period in 2009. As a percentage of total net sales, warehousing and distribution expenses declined to 2.80% for the three months ended September 30, 2010 from 2.88% for the same period in 2009. The decline as a percentage of net sales was due primarily to warehouse productivity improvements, lower healthcare costs and leverage as a result of higher sales, partially offset by an increase in net fuel costs.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.0 million, or 5.9%, to $36.2 million for the three months ended September 30, 2010 from $34.2 million for the same period in 2009. SG&A expenses for the third quarter of 2010 included $1.2 million in integration costs resulting from the FDI acquisition. As a percentage of total net sales, SG&A expenses were 1.81%, or 1.76% excluding FDI integration costs, for the third quarter of 2010 compared to 1.93% for the same period in 2009. The decrease as a percentage of sales was due primarily to lower health and welfare costs, general expense reductions in other areas and leverage as a result of higher sales.
Interest Expense. Interest expense includes both debt interest and fees related to borrowings. Interest expense was $0.8 million for the three months ended September 30, 2010 compared to $0.4 million for the same period in 2009. The increase was due primarily to higher unused facility and letter of credit fees that resulted from the extension of our revolving Credit Facility in February 2010. We did not borrow monies during the three months ended September 30, 2010, compared to average borrowings of $2.7 million with an average interest rate of 2.7% for the same period in 2009.
Foreign Currency Transaction Gains (Losses), Net. We incurred foreign currency transaction gains of $0.4 million for both the three months ended September 30, 2010 and the same period in 2009.
Income Taxes. Our effective tax rate was 35.1% for the three months ended September 30, 2010 compared to 29.8% for the same period in 2009. Included in the provision for income taxes for the three months ended September 30, 2010 was a $0.6 million net benefit compared to a $1.4 million net benefit for the same period in 2009. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year estimates based upon finalization of tax returns.
Comparison of the Nine Months Ended September 30, 2010 and 2009(1)

		Nine Months Ended			Nine Months Ended
	2010	September 30, 2010			September 30, 2009
	Increase			% of Net			% of Net
	(Decrease)	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$530.3	$5,410.0	100.00%	—	$4,879.7	100.00%	—
Net sales— Cigarettes	382.8	3,798.2	70.21	63.77%	3,415.4	69.99	63.64%
Net sales— Food/Non-food	147.5	1,611.8	29.79	36.23	1,464.3	30.01	36.36
Net sales, less excise taxes (2)	364.5	4,118.3	76.12	100.00	3,753.8	76.93	100.00
Gross profit (3)	(16.5)	291.0	5.38	7.07	307.5	6.30	8.19
Warehousing and distribution expenses	10.7	157.0	2.90	3.81	146.3	3.00	3.90
Selling, general and administrative expenses	0.5	103.8	1.92	2.52	103.3	2.12	2.75
Income from operations	(27.6)	28.7	0.53	0.70	56.3	1.15	1.50
Interest expense	0.6	(1.9)	(0.04)	(0.05)	(1.3)	(0.03)	(0.03)
Interest income	0.1	0.3	0.01	0.01	0.2	—	0.01
Foreign currency transaction (losses) gains, net	(2.2)	(0.2)	—	—	2.0	0.04	0.05
Income before taxes	(30.3)	26.9	0.50	0.65	57.2	1.17	1.52
Net income	(22.0)	16.8	0.31	0.41	38.8	0.80	1.03

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $530.3 million, or 10.9%, to $5,410.0 million for the nine months ended September 30, 2010 from $4,879.7 million for the same period in 2009. Excluding the effects of foreign currency fluctuations, the acquisition of FDI and approximately $105.9 million of incremental sales resulting from manufacturers’ cigarette price increases in response to the SCHIP legislation, net sales increased 5.6% for the nine months ended September 30, 2010. This increase was the result of sales gains from new and existing customers, increased sales volume and cigarette and excise tax inflation.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2010 increased by $382.8 million, or 11.2%, to $3,798.2 million from $3,415.4 million for the same period in 2009. Net cigarette sales for the nine months ended September 30, 2010 increased 9.3%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales for the first nine months of 2010 was driven by a 9.5% increase in the average sales price per carton, due primarily to manufacturer price and excise tax increases, and an overall increase in carton sales of 1.6%. Our carton sales in the first nine months of 2010 declined 0.2% in the U.S., excluding sales from the FDI acquisition, and increased 9.3% in Canada, attributable primarily to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales increased to 70.21% for the nine months ended September 30, 2010 compared to 69.99% for the same period in 2009.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2010 increased $147.5 million, or 10.1%, to $1,611.8 million from $1,464.3 million for the same period in 2009. The following table provides the increases in net sales by product category for our food/non-food products (in millions):

	Nine Months Ended
	September 30,
	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$627.2	$550.9	$76.3	13.9%
Candy	322.9	307.5	15.4	5.0%
Other tobacco products	372.6	322.2	50.4	15.6%
Health, beauty & general	162.4	154.9	7.5	4.8%
Non-alcoholic beverages	123.8	125.6	(1.8)	(1.4)%
Equipment/other	2.9	3.2	(0.3)	(9.4)%

Total food/non-food products	$1,611.8	$1,464.3	$147.5	10.1%

Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 8.2% in the first nine months of 2010 compared to the same period in 2009. The increase, primarily in our food and other tobacco products categories, was driven by our sales and marketing initiatives, sales gains from new customers and the acquisition of FDI. Net sales of food/non-food products as a percentage of total net sales was 29.79% for nine months ended September 30, 2010 compared to 30.01% for the same period in 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the nine months ended September 30, 2010 decreased by $16.5 million, or 5.4%, to $291.0 million from $307.5 million for the same period in 2009. This decrease in gross profit is due to realizing $20.6 million more cigarette inventory holding profits, net of floor stock tax, during the first nine months of 2009 in response to the increase in federal excise tax mandated by the SCHIP legislation.

The following table provides the components comprising the change in gross profit as a percentage of total net sales for the nine months ended September 30, 2010 and 2009 (1):

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			% of Net			% of Net
	Amounts	% of Net	Sales, Less	Amounts	% of Net	Sales, Less
	(in millions)	Sales	Excise Taxes	(in millions)	Sales	Excise Taxes
Net sales	$5,410.0	100.00%	—	$4,879.7	100.00%	—
Net sales, less excise taxes (2)	4,118.3	76.12	100.00%	3,753.8	76.93	100.00%

Components of gross profit:
Cigarette inventory holding profits (3)	$3.0	0.06%	0.07%	$35.1	0.72%	0.94%
Net federal floor stock tax (3)	—	—	—	(11.5)	(0.24)	(0.31)
LIFO expense	(7.8)	(0.15)	(0.19)	(5.3)	(0.11)	(0.14)
OTP tax items (4)	0.6	0.01	0.02	0.6	0.02	0.01
Remaining gross profit (5)	295.2	5.46	7.17	288.6	5.91	7.69

Gross profit	$291.0	5.38%	7.07%	$307.5	6.30%	8.19%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
In February 2009, SCHIP was signed into law, which contributed to us recognizing cigarette inventory holding profits of $35.1 million in the first nine months of 2009. The SCHIP legislation imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The floor stock tax was recorded as an increase to our cost of goods sold as the related inventory was sold in the second quarter of 2009.

(4)
For the nine months ended September 30, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change. We recognized an OTP tax refund of $0.6 million for the same period in 2009.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.46% of total net sales for the nine months ended September 30, 2010 compared to 5.91% for the same period in 2009. The cigarette price inflation associated with SCHIP that increased our total net sales also reduced our remaining gross profit margins by approximately 11 basis points for the first nine months of 2010.
Cigarette remaining gross profit decreased by approximately 1.1% on a cents per carton basis in the first nine months of 2010 compared to the same period in 2009, due primarily to the continuing effect of competitive pricing pressures. Remaining gross profit for our food/non-food category decreased approximately 85 basis points for the first nine months of 2010 to 12.56% compared to 13.41% for the same period in 2009. The decrease in remaining gross profit was attributable to contract renewals, competitive pricing pressures and a net reduction of $5.6 million related to income earned primarily from manufacturer price increases, offset by an $0.8 million out of period adjustment related to the recognition of vendor income which is immaterial to any prior period.
For the nine months ended September 30, 2010, our remaining gross profit for food/non-food products increased to approximately 68.6% of our total remaining gross profit compared to 68.0% for the same period in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the nine months ended September 30, 2010, operating expenses increased $11.1 million, or 4.4%, to $262.3 million from $251.2 million for the same period in 2009. The nine months ended September 30, 2010 includes $1.3 million of integration expenses associated with the FDI acquisition and $1.0 million related to the settlement of an insurance claim we inherited from Fleming, our former parent. The nine months ended September 30, 2009 includes $0.9 million of costs to convert our New England division onto our information systems platform.  Excluding the integration expenses, conversion costs and legacy insurance claim, operating expenses increased $9.7 million or 3.9% from the same period in 2009. The increase in total operating expenses was driven primarily by an increase of $10.7 million, or 7.3%, in warehousing and distribution expenses.  As a percentage of total net sales, total operating expenses were 4.85% of sales for the nine months ended September 30, 2010 compared to 5.15% for the same period in 2009, or a decrease of 30 basis points. Operating expenses, as a percentage of total net sales, were favorably impacted by approximately 10 basis points due to the SCHIP related cigarette price increases which increased our total net sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $10.7 million, or 7.3%, to $157.0 million for the nine months ended September 30, 2010 from $146.3 million for the same period in 2009. As a percentage of total net sales, warehousing and distribution expenses declined to 2.90% for the nine months ended September 30, 2010 from 3.00% for the same period in 2009. The decline as a percentage of net sales was due primarily to productivity improvements and leverage as a result of higher sales, partially offset by an increase in net fuel costs of $3.5 million.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.5 million, or 0.5%, to $103.8 million for the nine months ended September 30, 2010 from $103.3 million for the same period in 2009. SG&A expenses for the first nine months of 2010 included $1.3 million of integration costs related to the FDI acquisition and the settlement of an insurance claim we inherited from Fleming, our former parent, of $1.0 million. SG&A expenses for the first nine months of 2009 included $0.9 million of costs related to the integration of our New England division onto our information systems platform. As a percentage of total net sales, SG&A expenses declined 20 basis points to 1.92% of sales for the first nine months of 2010 compared to 2.12% for the same period in 2009, due primarily to expense reductions and leverage as a result of higher sales in 2010.
Interest Expense. Interest expense includes both debt interest and fees related to borrowings. Interest expense was $1.9 million for the nine months ended September 30, 2010 compared to $1.3 million for the same period in 2009. The increase was due primarily to higher unused facility and letter of credit fees that resulted from the extension of our revolving Credit Facility in February 2010, partially offset by a reduction in average borrowings in the current period versus the prior year period. Average borrowings for the nine months ended September 30, 2010 were $2.2 million with an average interest rate of 2.5%, compared to average borrowings of $10.4 million and an average interest rate of 1.9% for the same period in 2009.
Foreign Currency Transaction Gains (Losses), Net. We incurred foreign currency transaction losses of $0.2 million for the nine months ended September 30, 2010 compared to gains of $2.0 million for the same period in 2009. The fluctuation was due primarily to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 37.5% for the nine months ended September 30, 2010 compared to 32.2% for the same period in 2009. Included in the provision for income taxes for the nine months ended September 30, 2010 was a $0.6 million benefit, including $0.1 million of interest, compared to a net benefit of $4.1 million, including $1.2 million of interest, for the same period in 2009. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions and changes to prior year estimates based upon finalization of tax returns.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2010 and 2009 (dollars in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cigarettes
Net sales (2)	$1,400.9	$1,250.1	$3,798.2	$3,415.4
Excise taxes in sales (3)	$447.5	$374.6	$1,172.0	$1,026.4
Net sales, less excise taxes (4)	$953.4	$875.5	$2,626.2	$2,389.0
LIFO expense	$2.0	$0.1	$5.3	$5.2
Gross profit (5)	$33.0	$33.3	$90.4	$111.6
Gross profit %	2.35%	2.66%	2.38%	3.27%
Gross profit % less excise taxes	3.46%	3.80%	3.44%	4.67%
Remaining gross profit (6)	$35.0	$33.5	$92.7	$92.3
Remaining gross profit %	2.50%	2.68%	2.44%	2.70%
Remaining gross profit % less excise taxes	3.67%	3.83%	3.53%	3.86%

Food/Non-food Products
Net sales	$592.7	$526.0	$1,611.8	$1,464.3
Excise taxes in sales (3)	$45.2	$37.5	$119.7	$99.5
Net sales, less excise taxes (4)	$547.5	$488.5	$1,492.1	$1,364.8
LIFO expense	$0.9	$0.1	$2.5	$0.1
Gross profit (7)	$73.1	$68.6	$200.6	$195.9
Gross profit %	12.34%	13.04%	12.45%	13.38%
Gross profit % less excise taxes	13.36%	14.04%	13.45%	14.35%
Remaining gross profit (6)	$74.0	$68.1	$202.5	$196.3
Remaining gross profit %	12.48%	12.95%	12.56%	13.41%
Remaining gross profit % less excise taxes	13.51%	13.94%	13.57%	14.38%

Totals
Net sales (2)	$1,993.6	$1,776.1	$5,410.0	$4,879.7
Excise taxes in sales (3)	$492.7	$412.1	$1,291.7	$1,125.9
Net sales, less excise taxes (4)	$1,500.9	$1,364.0	$4,118.3	$3,753.8
LIFO expense	$2.9	$0.2	$7.8	$5.3
Gross profit (5),(7)	$106.1	$101.9	$291.0	$307.5
Gross profit %	5.32%	5.74%	5.38%	6.30%
Gross profit % less excise taxes	7.07%	7.47%	7.07%	8.19%
Remaining gross profit (6)	$109.0	$101.6	$295.2	$288.6
Remaining gross profit %	5.47%	5.72%	5.46%	5.91%
Remaining gross profit % less excise taxes	7.26%	7.45%	7.17%	7.69%

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Cigarette net sales include the impact of price inflation primarily associated with the implementation of SCHIP, which was enacted in February 2009. Net cigarette sales for the nine months ended September 30, 2010 include approximately $105.9 million of increased sales compared to the same period in 2009 resulting from manufacturers’ cigarette price increases in March of 2009 which were in response to the SCHIP legislation. Our gross profit percentages for the nine months ended September 30, 2010 and 2009 were negatively impacted by SCHIP price inflation.

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

(5)
In addition to our normal markup over the cost of the product, cigarette gross profit includes (i) vendor and customer incentives, (ii) cigarette holding profits related to manufacturer price increases, (iii) increases in state and provincial excise taxes, (iv) federal excise floor taxes and (v) LIFO effects. Cigarette inventory holding profits were $3.0 million for the nine months ended September 30, 2010 compared to $35.1 million for the same period in 2009. The increase in cigarette inventory holding profits for nine months ended September 30, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the nine months ended September 30, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items, such as FET associated with the SCHIP legislation and OTP tax items, which significantly affect the comparability of gross profit.

(7)
In addition to our normal markup over the cost of the product, food/non-food gross profit includes (i) ) vendor and customer incentives, (ii) holding profits related to manufacturer price increases, (iii) increases in state and provincial excise taxes, (iv) federal excise floor taxes, (v) LIFO effects and (vi) OTP tax items. Included in food/non-food gross profit for the nine months ended September 30, 2009 is $0.9 million of federal excise floor taxes related to SCHIP.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2010 were $44.8 million compared to $17.7 million as of December 31, 2009. Our restricted cash as of September 30, 2010 and December 31, 2009 was $12.4 million. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our Credit Facility. We have historically funded our liquidity requirements through our current operations and external borrowings. For the nine months ended September 30, 2010, our cash flows from operating activities provided $94.3 million and we had $162.7 million of borrowing capacity available in our Credit Facility as of September 30, 2010.
We believe that the combination of our cash, cash flows from operations, availability under our credit facility and the scheduled maturity of our debt will be sufficient to finance our working capital, capital spending and other anticipated cash needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $38.3 million to $94.3 million for the nine months ended September 30, 2010 compared to $56.0 million for the same period in 2009. The increase in cash provided by operating activities was due primarily to a $55.6 million increase in cash provided by working capital, offset by a $17.3 million decrease in net income adjusted for non-cash items.
The decrease in net income was driven primarily by significant cigarette holding profits included in prior year net income related to the SCHIP legislation. The increase in cash provided by working capital was due primarily to approximately $22 million in accounts and cigarette and tobacco taxes payable generated by FDI subsequent to the acquisition date and the increase in cash flows generated from inventory which was due to the sell through of LIFO related purchases made at the end of 2009. In 2009, we also sold through similar levels of LIFO inventory; however this was offset, in part, by the impact of SCHIP price inflation that occurred during the nine months ended September 30, 2009. The increase in deposits and prepayments was due to the timing of certain tax-related and vendor prepayments.
Cash flows from investing activities
Net cash used in investing activities increased by $30.6 million to $45.9 million for the nine months ended September 30, 2010 compared to $15.3 million for the same period in 2009. This increase was primarily due to the acquisition of FDI. We paid approximately $35.9 million, net of cash received, for the acquired assets, which consisted primarily of accounts receivable, inventory and fixed assets. Capital expenditures decreased by $4.2 million to $9.3 million in the first nine months of 2010 compared to $13.5 million for the same period in 2009. Capital expenditures for the first nine months of 2010 were related primarily to additions to our trucking fleet and warehouse equipment. We estimate that fiscal 2010 capital expenditures will not exceed $17 million, including post-acquisition investments in FDI.
Cash flows from financing activities
Net cash used in financing activities decreased by $14.2 million to $21.1 million for the nine months ended September 30, 2010 compared to $35.3 million for the same period in 2009. The decrease in net cash used in financing activities was due primarily to a $10.8 million decrease in net repayments on our revolving line of credit and a $3.0 million increase in cash proceeds received from the exercise of stock awards and warrants as of September 30, 2010, compared to the same period in 2009.

Our Credit Facility
We have a five-year revolving credit facility (“Credit Facility”) with a capacity of $200 million and an expiration date of February 2014. Under our Credit Facility, we can borrow at prime rate or at LIBOR plus a margin ranging from 275 to 350 basis points, depending on achievement of certain operating results as defined in the Credit Facility agreement. All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	September 30,	December 31,
	2010	2009

Amounts borrowed	$—	$19.2

Outstanding letters of credit	$27.2	$26.1

Amounts available to borrow	$162.7	$196.9

In February 2010, the total amount of the Credit Facility was reduced by $50 million, at our request. As a result, the maximum amount available to borrow after that date became $200 million.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2010, we were in compliance with all of the covenants under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. We did not borrow monies under the Credit Facility during the three months ended September 30, 2010, compared to average borrowings of $2.7 million with an average interest rate of 2.7% for the same period in 2009. Average borrowings for the nine months ended September 30, 2010 were $2.2 million with an average interest rate of 2.5%, compared to average borrowings of $10.4 million and an average interest rate of 1.9% for the same period in 2009.
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
Forward-Looking Trends and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, carton sales had not declined in proportion to the decline in overall consumption. However, our U.S. cigarette carton sales started declining in 2007 and have experienced further declines through the first nine months of 2010 on a comparable store basis. However, there was a notable improvement in the rate of decline in the most recent quarter. We believe these historical trends have been driven principally by an increasing decline in overall cigarette consumption due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment has slowed, and may no longer be adequate to compensate for consumption declines at the same rate as historically experienced.

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
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future. Federal excise taxes are levied on the cigarette manufacturer, whereas state, provincial and local excise taxes are levied on the wholesaler. We increase cigarette and tobacco product prices as state, provincial and local excise tax increases are assessed on the products we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, but increases may result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes levied on manufacturers from 39¢ to $1.01 per pack of cigarettes effective as of April 1, 2009. We believe this substantial increase in excise taxes caused manufacturers to increase their prices to us, which in turn increased our working capital requirements. We also believe it has contributed to a further decline in consumer cigarette consumption which adversely impacted our cigarette carton sales and resulted in a decrease of our gross profit as a percentage of total net sales.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. From 2005 to 2008, our cigarette holding profits averaged approximately $5.1 million per year. For the year ended December 31, 2009 our cigarette inventory holding profits, net of FET taxes associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the nine months ended September 30, 2010, our cigarette inventory holding profits were $3.0 million, or 1.0% of our gross profit.
Food/Non-food Product Trends
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced lower floor stock income during 2009 and in the first nine months of 2010 compared to prior periods. Some indications suggest inflation trends are changing, but it is unknown at what pace prices will return to more normal levels of inflation.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2009, as filed with SEC on March 12, 2010, did not change materially during the nine months ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the Internet and other tobacco product regulation. For example, the U.S. Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. federal Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing and marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. This new legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such products. In British Columbia, Canada, legislation was adopted authorizing the provincial government to seek recovery of tobacco-related health care costs from the tobacco industry and a lawsuit under such legislation is underway. The Supreme Court of Canada unanimously upheld the Province’s right to sue the tobacco industry and concluded the Tobacco Damages and Health Care Costs Recovery Act is constitutional. New Brunswick, Quebec and Ontario have also initiated such lawsuits and Alberta has publicized an intention to initiate a claim within the next year. Other states and provinces may adopt similar legislation and initiate similar lawsuits. Furthermore, in Alberta, Canada, the Tobacco Reduction Act was passed in 2008 to prohibit the sale of all cigarette and tobacco products from all health-care facilities, public post-secondary campuses, pharmacies and stores containing a pharmacy effective January 1, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
There were no repurchases of common stock shares during the three months ended September 30, 2010.

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

CORE-MARK HOLDING COMPANY, INC.
Date: November 8, 2010	By:	/s/ J. Michael Walsh
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.
Date: November 8, 2010	By:	/s/ Stacy Loretz-Congdon
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer