Form 10-K
period 2010-12-31
Core-Mark Holding Company, Inc.
filed 2011-03-15
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒    Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number:
000-51515
CORE-MARK HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1489747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 Oyster Point Boulevard, Suite 415 South San Francisco, California 94080	(650) 589-9445
(Address of Principal Executive Offices, including Zip Code)	(Registrant's Telephone Number, including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter:    $289,526,950.
As of February 28, 2011, the Registrant had 11,282,056 shares of its common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
See Parts III and IV. Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference to Part III in this Form 10-K.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers' dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto, including the Family Smoking Prevention and Tobacco Control Act which was signed into law in June 2009 and granted the U.S. Food & Drug Administration the authority to regulate the production and marketing of tobacco products in the U.S.; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; our ability to implement marketing strategies; our reliance on manufacturer discount and incentive programs; tobacco and other product liability claims; and competition from sales of deep-discount cigarette brands and illicit and other low priced sales of cigarettes. Refer to Part I, Item 1A, “Risk Factors” of this Form 10-K. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to Core-Mark, the Company, we, us, or our refer to Core-Mark Holding Company, Inc. and its subsidiaries.
Company Overview
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America in terms of annual sales, providing sales and marketing, distribution and logistics services to customer locations across the U.S. and Canada. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
Core-Mark offers retailers the ability to participate in manufacturer and Company-sponsored sales and marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management and efficient processing of small orders. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory management and accessing trade credit.
We operate in an industry where, in 2009, based on the NACS Association for Convenience and Petroleum Retailing 2010 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations increased 4.9% to approximately $182.4 billion and were generated through an estimated 145,000 stores across the U.S. We estimate that approximately 50% of the products that these stores sell are supplied by wholesale distributors such as Core-Mark. The convenience retail industry gross profit for in-store sales was approximately $58.6 billion in 2009 and $55.6 billion in 2008. Over the ten years from 1999 through 2009, convenience in-store sales increased by a compounded annual growth rate of 6.2%.
We distribute a diverse line of national and private label convenience store products to approximately 26,000 customer locations in all 50 states of the U.S. and five Canadian provinces. The products we distribute include cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, non-alcoholic beverages, general merchandise and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including drug stores, grocery stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college bookstores, casinos, movie theaters, hardware stores and airport concessions.
We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada. We distribute approximately 43,000 Stock Keeping Units ("SKUs") of packaged consumable goods to our customers and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.
In 2010, our consolidated net sales increased 11.3% to $7,266.8 million from $6,531.6 million in 2009. Cigarettes comprised approximately 70.5% of total net sales in 2010, while approximately 69.0% of our gross profit was generated from food/non-food products.

Competitive Strengths
We believe we have the following fundamental competitive strengths which are the foundation of our business strategy:
Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California. The executive management team, comprised of our CEO and 14 senior managers, has an average tenure of over 15 years and applies their expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, human resources and retail store support.
Innovation & Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor we offer retailers the ability to participate in manufacturer and Company-sponsored sales and marketing programs, merchandising and product category management services, as well as the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales.

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
Business Strategy
Our objective is to increase overall return to shareholders by growing market share, revenues and profitability. To achieve that objective, we have become one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. In order to further enhance our value to the retailer, we plan to:
Drive our Vendor Consolidation Initiative (“VCI”). We expect our VCI program will allow us to grow by capitalizing on the highly fragmented nature of the distribution channel that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Our VCI program offers convenience retailers the ability to receive one delivery for the bulk of their products, including dairy and other perishable items, thus simplifying the supply chain and eliminating operational costs.
Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience stores. To meet this expected demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, state-of-the-art ordering devices and tri-temperature trailers, which enables us to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have also established partnerships with strategically located bakeries and commissaries to further enable us to deliver the freshest product possible. We continue to expand the delivery of fresh products through the development of unique and comprehensive marketing programs, and we have rebranded the Company to properly reflect the role this fresh product line will play in our and the industry's future. We believe our investments in infrastructure and branding, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to convenience stores.
Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by continuing to expand our presence east of the Mississippi. According to The Association for Convenience & Petroleum Retailing 2010 SOI Report, during 2009, aggregate U.S. traditional convenience retail in-store sales were approximately $182.4 billion through approximately 145,000 stores with the majority of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by acquiring new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies and competitive pricing.
In January 2008, we opened a distribution facility near Toronto, Ontario. This facility expanded our existing market geography in Canada. In addition to organic growth, we intend to explore select acquisitions of other wholesale distributors which complement our business. In June 2008, we acquired Auburn Merchandise Distributors, Inc. (“AMD” or “New England”) to further expand our presence and infrastructure in the Northeastern region of the U.S. In August 2010, we acquired Finkle Distributors, Inc. (“FDI”), a convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states, to continue to expand our market share in the Northeastern region of the U.S. (see Note 3 -- Acquisitions to our consolidated financial statements).
Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon our ability to deliver consistently high levels of service, innovative marketing programs and information technology and logistics support. To that fundamental end, we are committed to further improving operational efficiencies in our distribution centers while containing our costs in order to enhance profitability. To further enhance our competitive advantage, we have been the first to recognize emerging trends and to offer retailers our unique marketing programs such as VCI and Fresh. We believe this innovation has established us as the market leader in providing valuable marketing and supply chain solutions in the industry.
Customers, Products and Suppliers
We service approximately 26,000 customer locations in all 50 states of the U.S. and five Canadian provinces. Our customers represent many of the large national and regional convenience retailers in the U.S. and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 32.6% of our sales in 2010, and no single customer accounted for 10% or more of our total sales in 2010.

Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year ended December 31,
	2010		2009		2008
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$5,119.7	70.5%	$4,589.1	70.3%	$4,124.8	68.2%
Food	840.9	11.6%	738.0	11.3%	710.1	11.7%
Candy	426.0	5.8%	405.0	6.2%	401.3	6.7%
Other tobacco products	503.6	6.9%	434.0	6.6%	402.7	6.7%
Health, beauty & general	220.6	3.0%	209.5	3.2%	220.1	3.6%
Non-alcoholic beverages	152.0	2.1%	151.7	2.3%	180.9	3.0%
Equipment/other	4.0	0.1%	4.3	0.1%	5.0	0.1%
Total food/non-food products	2,147.1	29.5%	1,942.5	29.7%	1,920.1	31.8%
Total net sales	$7,266.8	100.0%	$6,531.6	100.0%	$6,044.9	100.0%
______________________________________________
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $5,119.7 million or 70.5% of our total net sales and 31.0% of our total gross profit in 2010, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.
In the U.S., legislation was introduced in 2008 to fund the State Children's Health Insurance Program (“SCHIP”) by raising the federal cigarette excise tax from 39¢ to $1.01 per pack. Federal excise tax is included as a component of our product cost charged by the manufacturer. The legislation, which was signed into law in February 2009, became effective April 1, 2009. As a result, our net cigarette sales were inflated in 2009, due primarily to the significant price increases from manufacturers in response to the SCHIP legislation.
U.S. cigarette consumption has generally declined over the last ten years. Based on 2010 statistics provided by the Tobacco Merchants Association (“TMA”) published in early 2011 and compiled from the U.S. Department of Agriculture-Economic Research Service, total cigarette consumption in the U.S. declined from 456 billion cigarettes in 2000 to 299 billion cigarettes in 2010, or 34%. Prior to 2007, we had benefited from a shift in cigarette and tobacco sales to the convenience retail segment based on statistics reported by NACS. In 2010, convenience retailers were the largest trade class for cigarette sales accounting for approximately 70% of total industry volume according to the R.J. Reynolds' 2010 Industry Report. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Total cigarette consumption also declined in Canada from 43 billion cigarettes in 2000 to 25 billion cigarettes in 2010, or a 42% reduction in consumption, based on the 2010 statistics provided by TMA.
In 2010, our carton sales in the U.S. increased 1.1%, excluding the impact resulting from the acquisition of Finkle Distributors, Inc., in August 2010. Our carton sales in Canada increased 7.5% primarily through market share gains driven by our expansion in the Toronto market.
We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.
In addition to excise taxes levied by the federal government, excise taxes on cigarettes and other tobacco products are also imposed by the various states, localities and provinces. We collect state, local and provincial excise taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our revenue and cost of sales. During 2010, we included in net sales approximately $1,756.5 million of state, local and provincial excise taxes. As of December 31, 2010, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.17 per pack of 20 cigarettes in the state of Missouri to $4.35 per pack of 20 cigarettes in the state of New York. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$5.48 per pack of 20 cigarettes in the Northwest Territories.

Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, non-alcoholic beverages, fresh products such as sandwiches, juices, salads, produce, dairy and bread.  Our non-food products include cigars, tobacco, health and beauty products, general merchandise and equipment. Sales of the combined food/non-food product categories grew 10.5% in 2010 to $2,147.1 million, which was 29.5% of our total net sales. Gross profits for food/non-food categories grew $6.7 million, or 2.6%, to $265.9 million, which was 69.0% of our total gross profit. Food/non-food products generated gross margins of 13.40% excluding excise taxes in 2010, while the cigarette category generated gross margins of 3.39% excluding excise taxes. Gross margin growth in our food/non-food categories was negatively impacted by a $5.3 million reduction in floor stock income due to lower manufacturers' price inflation.
Due to the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and our fresh initiative, focus primarily on the higher margin categories in the food group.  These categories include milk, fresh bread, fresh sandwiches, fresh fruit, fresh produce, fresh baked goods, healthy snacks and home replacement meals.  This drive toward more healthy and fresh foods being sold in the convenience markets is a recognized major trend in the industry.  We have invested a significant amount of capital to position our Company to have the proper infrastructure to deliver these highly perishable items. Our objective is to consolidate the current fragmented nature of convenience store vendor distribution by consolidating such items as dairy and bread and to grow “fresh food” market share for the customers we service as they fight for consumer “share of stomach” for fresh foods with other retailers. Ultimately the defragmentation of vendor deliveries coupled with market share gains in fresh foods for the stores we service will increase our customers' sales and profits and in turn improve our sales and profits.

Our Suppliers. We purchase products for resale from approximately 4,400 trade suppliers and manufacturers located across the U.S. and Canada. In 2010, we purchased approximately 62% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 28% and 13% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets.

Seasonality
We typically generate slightly higher revenues and gross profits during the warm weather months (May through September) than in other times throughout the year. We believe this occurs because the convenience store industry which we serve tends to be busier during this period due to vacation and travel. During the second and third quarters of 2010, 2009 and 2008, we generated approximately 53% of our net sales for each fiscal year.

Operations
We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider). Twenty of our distribution centers are located in the U.S. and four are located in Canada. The map below depicts the scope of our operations and distribution centers.

Map of Operations
______________________________________________
Two of the facilities we operate in the U.S., Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry, located in Corona, California, purchases the majority of our non-food products, other than cigarettes and tobacco products, for our distribution centers, enabling us to reduce our overall general merchandise and health and beauty care product inventory. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (“ADC”), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard Inc. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (“RDC”), is dedicated solely to supporting another major customer, Valero Energy Corporation.
We purchase a variety of brand name and private label products, totaling approximately 43,000 SKUs, including approximately 1,700 cigarette products, from our suppliers and manufacturers. We offer customers a variety of food and non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, non-alcoholic beverages, other tobacco products, general merchandise and health and beauty care products.
A typical convenience store order consists of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked approximately 454 million, 426 million and 435 million items (a carton of 10 packs of cigarettes is one item) or 71 million, 65 million and 66 million cubic feet of product, during the years ended December 31, 2010, 2009 and 2008, respectively, while limiting the service error rate to approximately two errors per thousand items shipped in 2010.

Our proprietary Distribution Center Management System ("DCMS") platform provides our distribution centers with the flexibility to adapt to our customers' information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers onto our platform is a priority which enables fast, efficient and reliable service.

Distribution
At December 31, 2010, we had approximately 991 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2010, our trucking fleet consisted of approximately 700 tractors, trucks and vans, of which nearly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”) which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2010, approximately 70% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Our fuel consumption costs for 2010 totaled approximately $9.5 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $4.6 million, from $4.9 million in 2009, due to higher fuel prices, a 6.9% increase in miles driven excluding FDI, and the acquisition of FDI.

Competition
We estimate that, as of December 31, 2010, there were over 300 wholesale distributors serving traditional convenience retailers in the U.S. We believe that McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., and Core-Mark are the two largest convenience wholesale distributors, measured by annual sales, in North America. There are also companies that provide products to specific regions of the country, such as The H.T. Hackney Company in the Southeast, Eby-Brown Company in the Midwest, Mid-Atlantic and Southeast and GSC Enterprises, Inc. in Texas and surrounding states, and several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there are fewer wholesale distributors compared to the U.S. In addition, certain manufacturers such as The Coca Cola Company, Hostess Brands, Inc., Frito- Lay North America, Inc. and PepsiCo, Inc. deliver their products directly to convenience retailers.
Competition within the industry is based primarily on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery performance using delivery equipment sized for the small format store, innovative marketing solutions and merchandising support, as well as competitive pricing. We believe this represents a contrast to some large competitors who offer a standardized logistics approach, with emphasis on uniformity of product lines, and company determined delivery schedules using large delivery equipment designed for large format stores, while also providing competitive order fulfillment rates and pricing. The emphasis on the logistics approach, while responsive to competitive pricing, is not in our opinion best suited for retailers looking for more customized solutions and support from their supply partners in addition to competitive pricing. Some small competitors focus on customer service and long standing customer relationships but often times lack the range of offerings of the larger distributor. We believe that our unique combination of service, marketing solutions and price is a compelling combination that is highly attractive to customers and may enhance their growth and profitability.
We purchase cigarettes primarily from manufacturers covered by the tobacco industry's Master Settlement Agreement (“MSA”), which was signed in November 1998. Competition amongst cigarette wholesalers is based primarily on service, price and variety, whereas competition amongst manufacturers for cigarette sales is based primarily on brand positioning, price, product attributes, consumer loyalty, promotions, marketing and retail presence. Cigarette brands produced by the major tobacco product manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand's market position. Historically, major tobacco product manufacturers have had a competitive advantage in the U.S. because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult.
We also face competition from the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes, including the sale of cigarettes in non-taxable jurisdictions, imports of foreign, low-priced brands and the diversion into the U.S. market of cigarettes intended for sale outside the U.S. We believe the competitive environment has been impacted by alternative smoking products, such as snus and snuff, higher prices due to higher federal and state excise taxes and list price increases for cigarettes manufactured by parties to the MSA, and the impact of restrictions on marketing imposed by the U.S. Food and Drug Administration ("FDA"). As a result, the lowest priced products of numerous small share brands manufactured by companies that are not parties to the MSA have held their market share, putting pressure on the profitability of premium cigarettes.

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for 2010, 2009 and 2008. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. The number of days of cost of sales in inventory averaged about 15 days during 2010, 2009 and 2008.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices and consistent with our credit standing.  We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit.  Days payable outstanding for both categories, excluding the impact of prepayments, during 2010 and 2009 averaged 11 days, compared to 12 days in 2008.

Employees
The following chart provides a breakdown of our employees by function and geographic region as of December 31, 2010:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Sales and Marketing	1,091	83	1,174
Warehousing and Distribution	2,376	267	2,643
Management, Administration, Finance and Purchasing	478	104	582
Total Categories	3,945	454	4,399

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 213 employees, or 4.8% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation
As a distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the FDA. The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the U.S. Drug Enforcement Administration. In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration under the U.S. Department of Labor, which require us to comply with certain health and safety standards to protect our employees.
We are also subject to regulation by numerous other federal, state, provincial and local regulatory agencies including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, the U.S. and Canadian Departments of Transportation, which regulate transportation of perishable goods, and similar state, provincial and local agencies. Non-compliance with, or significant changes to, these laws or the implementation of new laws, could have a material effect on our results of operations.
We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (“AIB”). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company's food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. AIB's independent evaluation is summarized and posted on its website for our customers' review. In 2010, nearly 97% of our distribution centers received the highest rating from the AIB with the remaining 3% receiving the second highest rating.

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Java Street®, QUICKEATS®, Richland ValleyTM, SmartStock® and Tastefully Yours®.

Segment and Geographic Information
We operate in two reportable geographic segments -- the U.S. and Canada. See Note 15 -- Segment Information to our consolidated financial statements.

Corporate and Available Information
The office of our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California, 94080 and the telephone number is (650) 589-9445.
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website, or through www.sec.gov. Also available on our website are printable versions of Core-Mark's Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines and Principles. Copies of these documents may also be requested from:
Core-Mark International
395 Oyster Point Blvd, Suite 415
South San Francisco, CA 94080
Attention: Investor Relations
Corporate Governance--Code of Business Conduct and Ethics and Whistle Blower Policy:
Our Code of Business Conduct and Ethics is designed to promote honest, ethical and lawful conduct by all employees, officers and directors and is posted on the “Investor Relations” section of our website at www.core-mark.com under “Corporate Governance.”
Additionally, the Audit Committee (“Audit Committee”) of the Board of Directors of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, shareholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of the Company's accounting policies. The procedures are also described in our website address at www.core-mark.com under Corporate Governance in the “Investor Relations” section.

ITEM 1. A.     RISK FACTORS
You should carefully consider the following risks together with all of the other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition or results of operations.
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the risk factors set forth below (see Special Note Regarding Forward-Looking Statements prior to Item 1. Business).
Risks Related to the Economy and Market Conditions
Current difficult economic conditions may reduce demand for our products and increase credit risks.
Continuing difficult economic conditions, including increased unemployment and underemployment rates, significant declines in real estate values, large losses to consumer retirement and investment accounts and increases in food prices, have resulted in reduced consumer confidence and curtailed consumer spending. If these economic conditions persist or deteriorate further, we expect that convenience retail operators will experience continued weakness and further reductions in same store sales, which will adversely affect demand for our products and lead to reduced sales and increased pressures on margins. In addition, ongoing uncertainty in the financial markets and the resulting pressures on liquidity may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
Our business is sensitive to gasoline prices and related transportation costs, which could adversely affect business.
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Our retailers have reported to us that when gasoline prices increased they have experienced a decrease in the proportion of their customers' expenditures on food/non-food products compared to customers' expenditures on cigarettes. The shift in expenditures may place pressure on our sales and gross margins since sales of food/non-food products result in higher margins than sales of cigarettes do.
Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including fuel costs, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers, our operating results could be materially and adversely affected.

As a result of recent recessionary economic conditions, our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plans when the benefit obligation exceeds the fair value of the plan assets. Included in claims liabilities on our balance sheet as of December 31, 2010 is $8.5 million related to the underfunded pension obligation compared with $11.6 million as of December 31, 2009. The decrease in the underfunded status of our pension plans from 2009 to 2010 is due primarily to an increase in Company contributions and a higher return than expected on invested plan assets for 2010. If the performance of the assets in the plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be substantially higher than we expect. We contributed $3.4 million to our plan in 2010, compared to $0.2 million and $0.4 million in 2009 and 2008, respectively. The pension plan is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding in the pension plan.

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

We face competition in our distribution markets and, if we are unable to compete effectively in any distribution market, we may lose market share and suffer a decline in sales and profitability.
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
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our food/non-food sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Alternatively, periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases, reduced or eliminated manufacturer discounts and incentive programs or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that we are unable to pass on product cost increases to our customers, our profit margins and earnings could be negatively impacted.
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
We obtain the products we distribute from third party suppliers. At December 31, 2010, we had approximately 4,400 vendors, and during 2010 we purchased approximately 62% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 28% and 13% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.
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
Core-Mark, as with other distributors of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. Some of our local suppliers are relatively small companies with limited financial resources. If we do not have adequate insurance, if contractual indemnification is not available or if a party cannot fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations.
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
On occasion, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings arising in the ordinary course of business. Furthermore, there are an increasing number of cases being filed against companies generally, which include class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in our evaluation of the proceedings, could have a material adverse impact on our finances and results of operations.
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
Our business is highly dependent on DCMS. The convenience retail industry does not have a standard information technology ("IT") platform. Therefore, actively integrating our customers into our IT platform is a priority, and our DCMS platform provides our distribution centers with the flexibility to adapt to our customers' IT requirements. We also rely on DCMS and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our IT systems and have disaster recovery plans in place to mitigate unforeseen events that could disrupt our systems' service. However, if our DCMS fails or is not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
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
Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. While current market conditions have provided us with a surplus of qualified employee candidates, in the future, a shortage of qualified employees could require us to enhance our wage and benefit packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at December 31, 2010, 213, or 4.8%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times.
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
The distribution of cigarette and other tobacco products is currently a significant portion of our business. In 2010, approximately 70.5% of our revenues came from the distribution of cigarettes and 31.0% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes and other tobacco products, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. and Canadian cigarette and tobacco market has generally been declining since 1980 and is expected to continue to decline.
Prior to 2007 our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, convenience store cigarette sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales began to decline in 2007, experienced further declines in 2008 and 2009 and increased modestly in 2010. We expect consumption trends of legal cigarette and tobacco products will continue to be negatively impacted by rising prices, diminishing social acceptance and legislative and regulatory actions that create limitations on where a consumer can smoke, and how products can be promoted and produced. In addition, we expect rising prices will stimulate a higher percentage of consumers to purchase from illicit markets to fulfill consumer demand. We believe this may adversely impact our cigarette carton volume, primarily in the U.S., in future periods.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. For example, the U.S. Supreme Court has recently determined that lawsuits may proceed against tobacco manufacturers based on alleged deceptive advertising in the marketing of so-called “light” cigarettes. In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production and marketing of tobacco products in the U.S. The new legislation establishes a new FDA office that will regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. This new FDA office is to be financed through user fees paid by tobacco companies prorated based on market share. This new legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such products. In Canada, many provincial legislatures have enacted legislation authorizing and facilitating the recovery of tobacco-related health care costs from the tobacco industry by way of lawsuit. The Supreme Court of Canada has upheld the constitutionality of such legislation and a province's right to sue the tobacco industry pursuant to such legislation. British Columbia, Ontario, Quebec, Alberta, New Brunswick, and Newfoundland and Labrador have all enacted similar statutes in this regard. British Columbia, New Brunswick, Quebec and Ontario have also initiated lawsuits to recover health care costs and in Alberta, the government has promised that a lawsuit is being prepared for filing. All Canadian provinces have legislation that controls the usage and sale of tobacco products and typically these restrict or prevent the sale of cigarette and tobacco products from health care facilities, public post-secondary campuses and certain public use facilities. Some of these laws also prohibit sales from pharmacies and stores containing a pharmacy.
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
In the U.S. we purchase cigarettes primarily from manufacturers covered by the tobacco industry's Master Settlement Agreement (“MSA”), which results in our facing certain potential liabilities and financial risks including competition from lower priced sales of cigarettes produced by manufacturers who do not participate in the MSA.
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers.
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
If the tobacco industry's MSA is invalidated, or tobacco manufacturers cannot meet their obligations to indemnify us, we could be subject to substantial litigation liability.
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
We face competition from sales of discount brands and illicit and other low priced sales of cigarettes.
In the U.S., we purchase cigarettes for sale in MSA states primarily from manufacturers that are parties to the MSA. As a result, we are adversely impacted by sales of brands from non-MSA manufacturers and discount brands manufactured by small manufacturers that are not participants to the MSA. The cigarettes subject to the MSA that we sell have been burdened by MSA related payments and are thus negatively impacted by widening price gaps between those brands and discount brands for the past several years. Growth in market share of discount brands since the MSA was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell.
We also face competition from the diversion into the U.S. market of cigarettes intended for sale outside the U.S., the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the MSA. In Canada, we face competitive pressures as well, primarily from discount brands and the sale of counterfeit cigarettes by third parties. Increased sales of counterfeit cigarettes, sales by third parties over the internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our total results of operations.

Risks Related to Foreign Exchange and Financing
Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.
We generate a significant portion of our revenues in Canadian dollars, approximately 16% in 2010 and 15% in 2009. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $200 million Credit Facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us, or at all.

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
As a distributor of food products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation.

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
Earthquake and natural disaster damage could have a material adverse effect on our business.
Our headquarters and operations in California, as well as one of our data centers located in Richmond, British Columbia, Canada, are located in or near high hazard earthquake zones. In addition, one of our data centers is located in Plano, Texas, which is susceptible to wind storms. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. While we maintain insurance to cover us for such potential losses, our insurance may not be sufficient in the event of a significant natural disaster or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, which could adversely impact our sales.
Tax legislation could impact future cash flows.
The 2012 U.S. budget proposal that was released in February 2011includes potential changes to current tax law, including the repeal of the LIFO (Last-In, First-Out) method of inventory accounting. As currently drafted, LIFO would be repealed for tax years beginning after 2012 and LIFO reserves existing at that time would be taxed ratably over a ten year period. Should LIFO be repealed, the payment of income taxes, and any future tax deferral prior to the date of repeal, over the ten year period, would reduce the amount of money that we have for our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities, which could materially and adversely affect our business, financial condition and results of operations.
New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.
Changes to U.S. GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC and others. In addition, the SEC is considering a potential requirement for U.S. issuers to report future financial results in accordance with International Financial Reporting Standards ("IFRS") rather than U.S. GAAP. The U.S. Government may also issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures, including significant additional costs to implement and maintain the new accounting standards.

ITEM 1. B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 26,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia and approximately 6,000 square feet for use by our information technology personnel in Plano, Texas. We lease approximately 2.8 million square feet and own approximately 0.4 million square feet of distribution space.

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
We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Alimentation Couche-Tard Inc., and one in San Antonio, Texas for Valero Energy Corporation. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2010, we were not involved in any material legal proceedings.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 3,019 stockholders of record as of February 28, 2011.
The following table provides the range of high and low sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated:

	Low Price	High Price
Fiscal 2010
4th Quarter	$30.14	$37.19
3rd Quarter	25.61	31.85
2nd Quarter	26.25	31.88
1st Quarter	29.21	34.51

	Low Price	High Price
Fiscal 2009
4th Quarter	$25.93	$33.20
3rd Quarter	24.73	30.12
2nd Quarter	17.55	27.35
1st Quarter	15.60	22.01

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

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for the period Core-Mark had securities trading on the NASDAQ Global Market, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index and a peer group of companies (“the Performance Peer Group”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark's cumulative stockholder return is based on an investment of $100 on December 30, 2005, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES,
AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/30/05	03/31/06	06/30/06	09/29/06	12/29/06	03/30/07	06/29/07	09/28/07	12/31/07	03/31/08	06/30/08
CORE	$100.00	$119.94	$112.23	$98.24	$104.86	$111.85	$112.79	$110.44	$90.03	$90.09	$82.13
NASDAQ Index	$100.00	$106.25	$98.14	$102.11	$109.66	$110.66	$120.05	$125.84	$124.39	$106.45	$108.77
Russell 2000	$100.00	$113.94	$108.21	$108.69	$118.37	$120.67	$126.00	$122.10	$116.51	$104.98	$105.59
Performance Peer Group	$100.00	$105.72	$100.69	$109.74	$121.70	$112.81	$111.16	$119.19	$106.87	$97.84	$93.99

	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10
CORE	$78.34	$67.46	$57.12	$81.69	$89.75	$103.32	$95.96	$85.89	$97.05	$111.57
NASDAQ Index	$97.16	$56.94	$56.42	$68.45	$79.67	$85.86	$90.74	$80.06	$90.83	$101.80
Russell 2000	$104.42	$77.15	$65.61	$79.18	$94.45	$98.11	$106.79	$96.20	$107.06	$124.46
Performance Peer Group	$107.15	$81.34	$80.50	$81.81	$90.01	$102.54	$108.65	$106.72	$108.81	$113.52

Sales of Unregistered Securities
Common Stock and Warrants Issued Pursuant to the Plan of Reorganization in 2004
Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), herein referred to as “Fleming's bankruptcy” or “plan of reorganization,” on August 23, 2004 we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company). We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as the Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share. Shares of our common stock issued upon exercise of the Tranche B warrants are issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Both the Class 6(B) and Tranche B warrants may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued. Instructions for exercising warrants can be found in the “Investor Relations” section of our website at www.core-mark.com.
During 2010, 246,912 of the Class 6(B) warrants were exercised in cash and cashless transactions, and a total of 233,380 shares of common stock have been issued since inception pursuant to exercises of Class 6(B) warrants. The exercise of such warrants was also done pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. During 2010, there were no Tranche B warrants exercised in cash or cashless transactions, and the total number of shares of common stock issued since inception pursuant to Tranche B warrants as of December 31, 2010 remained at 73,507 shares.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA
Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for Core-Mark International, Inc. and our wholly-owned subsidiaries.
Basis of Presentation
The selected consolidated financial data for the years 2010, 2009, 2008, 2007 and 2006 are derived from Core-Mark's audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc. and Subsidiaries
	Year Ended December 31,
(in millions except per share amounts)	2010(a)	2009(b)	2008(c)	2007	2006(d)
Statement of Operations Data:
Net sales	$7,266.8	$6,531.6	$6,044.9	$5,560.9	$5,314.4
Gross profit (e)	385.3	401.6	359.1	332.6	297.7
Warehousing and distribution expenses (e)	211.8	197.3	197.6	174.1	151.1
Selling, general and administrative expenses	142.5	137.3	129.4	119.0	106.6
Income from operations	28.9	65.0	30.1	37.7	38.5
Interest expense, net (f)	2.2	1.4	1.2	1.0	4.2
Net income	17.7	47.3	17.9	24.1	20.6
Per share data:
Basic net income per common share	$1.64	$4.53	$1.71	$2.30	$2.05
Diluted net income per common share	$1.55	$4.35	$1.64	$2.15	$1.87
Shares used to compute net income per share:
Basic	10.8	10.5	10.5	10.5	10.0
Diluted	11.4	10.9	10.9	11.2	11.0
Other Financial Data:
Excise taxes (g)	$1,756.5	$1,516.0	$1,474.4	$1,349.4	$1,313.3
Cigarette inventory holding profits/FET (h)	6.1	25.2	3.1	7.3	4.1
OTP tax items (i)	0.6	0.6	1.4	13.3	—
LIFO expense	16.6	6.7	11.0	13.1	2.9
Depreciation and amortization (j)	19.7	18.7	17.4	14.9	13.2
Stock-based compensation	4.8	5.1	3.9	5.3	4.4
Capital expenditures	13.9	21.1	19.9	20.8	12.8

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$708.8	$677.9	$612.6	$577.1	$555.6
Total debt, including current maturities	1.0	20.0	30.8	29.7	78.0
______________________________________________
(a)    The selected consolidated financial data for 2010 includes approximately $105.9 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation. The 2010 data also includes the results of operations of FDI, which was acquired in August 2010.
(b)    The selected consolidated financial data for 2009 includes approximately $534.0 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation and $36.7 million of related cigarette inventory holding profits, offset by $11.5 million of net floor stock tax.
(c)    The selected consolidated financial data for 2008 includes the results of operations of the Toronto division, which started operations in late January 2008, and also the New England division following its acquisition in June 2008.
(d)    The selected consolidated financial data for 2006 includes the results of operations of the Pennsylvania division following its acquisition in June 2006.
(e)    Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.
(f)    Interest expense, net, is reported net of interest income and includes amortization of debt issuance costs.
(g)    State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.
(h)    Cigarette inventory holding profits represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases. In 2009, we realized significant cigarette inventory holding profits due to the price increases in response to the federal excise taxes ("FET") levied on manufacturers by the SCHIP legislation.
(i)    We received an OTP (Other Tobacco Products) tax gain resulting from a state tax method change in the amount of $0.6 million in 2010. We received OTP tax refunds of $0.6 million in 2009, $1.4 million in 2008 and $13.3 million in 2007.
(j)    Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 26,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, bread, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
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
Overview of 2010 Results
Net sales for 2010 increased 11.3% to $7.27 billion compared to $6.53 billion in 2009, driven by an 11.6% increase in our cigarette sales and a 10.5% increase in our food/non-food sales. Sales in both categories benefited from favorable foreign exchange rates and the acquisition of Finkle Distributors, Inc. ("FDI"), which we acquired in the third quarter of 2010.
The increase in food/non-food net sales was led by our food and other tobacco products (“OTP”) categories. This increase was a result of deeper sales to existing customers driven by the success of our marketing initiatives that focus on fresh foods and vendor consolidation (“VCI”). We added over 2,000 stores to our “Fresh and Local” food program during 2010, which drove a 38% increase in our fresh product, dairy and bread line items within our food category. In addition, we benefited from new customers, favorable foreign exchange rates and the FDI acquisition previously mentioned.
Cigarette net sales for 2010 increased due to price and excise tax inflation and a 3.0% increase in carton volume including FDI, or a 1.8% increase without. During 2010, carton sales in the U.S. increased 1.1% excluding FDI, driven primarily by market share gains. Carton sales in Canada increased 7.5%, led by customer growth in our Toronto division. Longer term, we continue to expect that overall cigarette consumption may be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Despite the growth in our sales during 2010, we continue to monitor current macroeconomic conditions, including consumer confidence, spending, employment, fuel costs, and inflation/deflation levels. We believe these macroeconomic factors may have put pressure on other wholesalers and influenced the competitive landscape which ultimately impacted our margins. A significant change in macroeconomic conditions could materially impact our operating results.
Our remaining gross profit1 increased $12.7 million, or 3.3%, to $395.2 million during 2010 from $382.5 million last year. Remaining gross profit margin1 decreased 42 basis points from 5.86% last year to 5.44% this year. The net decline was due primarily to competitive pricing pressures which were most severe earlier this year. Remaining gross profit margins did improve somewhat in the second half of the year, and we expect to make continued progress toward growing margins over time. We believe the margins in the fresh food line items will continue to improve and were not significantly impacted by the competitive pricing pressures affecting the more traditional categories. A return of meaningful product inflation and/or manufacturer promotions, coupled with market share expansion and deeper selling into existing accounts, is expected to help improve margins in the future. The convenience retail industry continues to move towards fresh foods, a more efficient supply chain and flexibility of service. We believe we are in a strong position to capitalize on these market trends.

______________________________________________
1    Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit and related margins.

Operating income for 2010 was $28.9 million compared to $65.0 million last year. The decline was due primarily to a $19.1 million reduction in cigarette holding gains, net of federal excise taxes ("FET"), a $9.9 million increase in LIFO expense, a $5.3 million reduction in income earned primarily from manufacturer price increases, and approximately $5.5 million of additional operating expenses which are more fully discussed in our MD&A. In addition, competitive pressures on margins previously discussed were offset in part by operating expense leverage of approximately 25 basis points. Improved health care and workers' compensation costs helped to offset a $4.6 million increase in net fuel costs during the year, along with improved productivity and leverage in our other labor costs. Increases or decreases in future fuel costs or in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.

Business and Supply Expansion
We continue to expand our presence eastward, expand our fresh product delivery and drive our vendor consolidation initiative.  Some of our expansion activities include:

•
In 2010, as part of our selling strategy of providing “fresh” product to our retailers to meet consumer demand, we grew the number of stores participating in our proprietary “Fresh and Local” program by over 2,000 locations, increasing total participation to approximately 4,100 stores.  A main component of the program is to assist independent convenience store operators in obtaining equipment solutions to properly implement a “fresh” program. Once the equipment solution is in place, we turn our focus to providing fresh product solutions to the convenience retailer, and we also add additional deliveries in order for them to stock the freshest possible product including fresh sandwiches, fresh bakery items, fruits, salads, vegetables and dairy products. We have partnered with local bakeries and commissaries to further enable us to deliver the freshest product possible aligned with geographical preferences. This program was in addition to our other sales and marketing initiatives focused on increasing sales for fresh products.

•
On August 2, 2010, we acquired substantially all of the assets of FDI, located in Johnstown, New York, for approximately $36.0 million. FDI is a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states. The acquired assets consist primarily of accounts receivable, inventory and fixed assets. Results of operations have been included in our consolidated statements of operations since the date of acquisition. Upon completion of the acquisition, we transitioned warehouse operations to our New England and Pennsylvania divisions. As a result of the acquisition, we expect to bring our industry leading Vendor Consolidation and Fresh initiatives to a larger population of convenience retailers primarily in the Northeast (see Note 3 -- Acquisitions to our consolidated financial statements).

•
We entered into a five-year contract with BP Products North America in February 2010 to provide all of the ampm® proprietary products to its 1,200 stores nationwide. This agreement expands our existing relationship with BP Products North America from a focus in western states to a national basis. In addition, Core-Mark is now designated as the approved supplier for traditional nonproprietary products, in a move designed to further advance ampm®'s ongoing progress in supply chain efficiencies, marketing program effectiveness and consistency of offerings.

•
During the latter part of 2010, Core-Mark began marketing and distributing Jamba Juice's proprietary line of fresh deli wraps, salads and sandwiches. This "Grab 'n Go" line placed a face on fresh items which typically are marketed and sold without the benefit of brand recognition from the consumer within the convenience store channel. Over 150 convenience stores accepted this Core-Mark exclusive marketing opportunity and began merchandising and selling the product. In 2011 Core-Mark expects to expand the number of stores participating in the fresh Jamba Juice "Grab 'n Go" offering and also expects to considerably expand on the breadth of the Jamba Juice labeled product in areas such as fruit cups, yogurts, trail mix, nuts and others. The co-developed items will provide health-oriented food items for the convenience channel.

•
In June 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc. (“AMD”), located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million. The assets purchased included primarily accounts receivable, inventory and fixed assets. The AMD acquisition expanded our presence and infrastructure in the Northeastern region of the U.S., as its facility and the majority of its customers are located there (see Note 3 -- Acquisitions to our consolidated financial statements).

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
Federal Excise Tax Liability Impact for the State Children's Health Insurance Program
In February 2009, the State Children's Health Insurance Program (“SCHIP”) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices which resulted in an increase of approximately 28% on Core-Mark's product purchases in response to the passage of the SCHIP legislation. Net cigarette sales for 2010 and 2009 include approximately $105.9 million and $534.0 million, respectively, of increased sales from these price increases. Cigarette inventory holding profits were $6.1 million for 2010 compared to cigarette inventory holding profits of $36.7 million, partially offset by a net federal floor stock tax of $11.5 million, for the same period in 2009. The significant cigarette inventory holding profits in 2009 were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation. We paid approximately $12.7 million of federal excise floor taxes and received $1.2 million in reimbursements from cigarette and tobacco manufacturers for a net floor stock tax amount of $11.5 million, which was reflected as an increase to our cost of goods sold in 2009.
Share Repurchase Program
During the year ended December 31, 2010, no shares of common stock were repurchased under our share repurchase program. During the year ended December 31, 2009, we repurchased 98,646 shares of common stock at an average price of $22.77 per share for a total cost of $2.2 million. During the year ended December 31, 2008, we repurchased 396,716 shares of common stock at an average price of $27.66 per share for a total cost of $11.0 million.
As of December 31, 2010 there was $16.8 million available for future share repurchases under our share repurchase program. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility (see Note 7 -- Long-Term Debt to our consolidated financial statements).

Results of Operations
Comparison of 2010 and 2009 (1)

		2010			2009
	2010	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
	Increase (Decrease) (in millions)
Net sales	$735.2	$7,266.8	100.0%	—%	$6,531.6	100.0%	—%
Net sales — Cigarettes	530.6	5,119.7	70.5	64.0	4,589.1	70.3	64.0
Net sales — Food/non-food	204.6	2,147.1	29.5	36.0	1,942.5	29.7	36.0
Net sales, less excise taxes (2)	494.7	5,510.3	75.8	100.0	5,015.6	76.8	100.0
Gross profit (3)	(16.3)	385.3	5.3	7.0	401.6	6.1	8.0
Warehousing and
distribution expenses	14.5	211.8	2.9	3.8	197.3	3.0	3.9
Selling, general and
administrative expenses	5.2	142.5	2.0	2.6	137.3	2.1	2.7
Income from operations	(36.1)	28.9	0.4	0.5	65.0	1.0	1.3
Interest expense	0.9	(2.6)	—	—	(1.7)	—	—
Interest income	0.1	0.4	—	—	0.3	—	—
Foreign currency transaction
gains (losses), net	(1.7)	0.5	—	—	2.2	—	—
Income before taxes	(38.6)	27.2	0.4	0.5	65.8	1.0	1.3
Net income (4)	(29.6)	17.7	0.2	0.3	47.3	0.7	0.9
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since gross profit dollars generally remain the same (see Comparison of Sales and Gross Profit by Product Category, page 32).
(3)    Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.
(4)    The decrease in net income compared to 2009 was due primarily to a $19.1 million reduction in cigarette holding gains, a $5.3 million reduction in income earned primarily from manufacturer price increases, an increase in LIFO expense of $9.9 million and $5.5 million of additional expenses in 2010.

Consolidated Net Sales. Net sales for 2010 increased by $735.2 million, or 11.3%, to $7,266.8 million from $6,531.6 million in 2009. Excluding the effects of foreign currency fluctuations, sales from the FDI acquisition and approximately $105.9 million of incremental sales resulting from manufacturers' cigarette price increases in response to the SCHIP legislation, net sales increased by 6.1% in 2010 compared to 2009. This increase was the result of sales gains from new and existing customers and inflation of cigarette prices and excise taxes.
Net Sales of Cigarettes. Net sales of cigarettes for 2010 increased by $530.6 million, or 11.6%, to $5,119.7 million from $4,589.1 million in 2009. Net cigarette sales for 2010 increased 10.0%, excluding the effects of foreign currency fluctuations. The increase in net cigarette sales in 2010 was driven by an 8.3% increase in the average sales price per carton, due primarily to manufacturer price and excise tax increases, and an overall increase in carton sales of 3.0%, or 1.8% excluding sales from the FDI acquisition. Our carton sales in 2010 increased 1.1% in the U.S., excluding FDI, and increased 7.5% in Canada, attributable primarily to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales were 70.5% in 2010 compared to 70.3% in 2009.

Net Sales of Food/Non-food Products. Net sales of food and non-food products for 2010 increased $204.6 million, or 10.5%, to $2,147.1 million from $1,942.5 million in 2009. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2010	2009	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$840.9	$738.0	$102.9	13.9%
Candy	426.0	405.0	21.0	5.2%
Other tobacco products	503.6	434.0	69.6	16.0%
Health, beauty & general	220.6	209.5	11.1	5.3%
Non-alcoholic beverages	152.0	151.7	0.3	0.1%
Equipment/other	4.0	4.3	(0.3)	(5.5)%

Total Food/Non-food Products	$2,147.1	$1,942.5	$204.6	10.5%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 9.0% in 2010 compared to 2009. The increase, primarily in our food and other tobacco products categories, was driven by our sales and marketing initiatives, sales gains from new customers and sales from the FDI acquisition. Total net sales of food and non-food products as a percentage of total net sales was 29.5% for 2010 compared to 29.7% for 2009.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, federal floor stock taxes and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for 2010 decreased by $16.3 million, or 4.1%, to $385.3 million from $401.6 million in 2009. This decrease in gross profit was due primarily to realizing $19.1 million more of cigarette inventory holding profits, net of floor stock tax, during 2009 largely related to the increase in federal excise tax mandated by the SCHIP legislation. In addition, LIFO expense increased by $9.9 million compared to the prior year, due primarily to the cigarette category, which reflected multiple price increases during the year.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2010 and 2009(1):

	2010			2009
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$7,266.8	100.0%	—	$6,531.6	100.0%	—
Net sales, less excise taxes (2)	5,510.3	75.8	100.0%	5,015.6	76.8	100.0%
Components of gross profit:
Cigarette inventory holding profits	$6.1	0.08%	0.11%	$36.7	0.56%	0.73%
Net federal floor stock tax (3)	—	—	—	(11.5)	(0.18)	(0.23)
OTP tax items (4)	0.6	0.01	0.01	0.6	0.01	0.01
LIFO expense	(16.6)	(0.23)	(0.30)	(6.7)	(0.10)	(0.13)
Remaining gross profit (5)	395.2	5.44	7.17	382.5	5.86	7.63
Gross profit	$385.3	5.30%	6.99%	$401.6	6.15%	8.01%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same (see Comparison of Sales and Gross Profit by Product Category, page 32).
(3)    In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1,

2009. The net floor stock tax was recorded as an increase to our cost of goods sold in the second quarter of 2009.
(4)    We recognized a $0.6 million Other Tobacco Products ("OTP ") tax gain resulting from a state tax method change in 2010. We recognized an OTP tax refund of $0.6 million in 2009.
(5)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits, FET associated with the SCHIP legislation and other major non-recurring items that significantly affect the comparability of gross profit.
Our remaining gross profit was 5.44% of total net sales for 2010 compared with 5.86% in 2009. The incremental sales related to the cigarette price increases associated with SCHIP reduced our remaining gross profit margins by approximately eight basis points in 2010.
Cigarette remaining gross profit decreased approximately 1.6% on a cents per carton basis in 2010 compared with 2009 due primarily to the effect of competitive pricing pressures. Remaining gross profit for our food/non-food category decreased approximately 76 basis points in 2010 to 12.60% compared to 13.36% in 2009. The decrease in total remaining gross profit was attributable primarily to contract renewals, competitive pricing pressures and a net reduction of $5.3 million related to income earned primarily from manufacturer price increases. In 2010, our remaining gross profit for food/non-food products increased to approximately 68.5% of our total remaining gross profit compared to 67.9% in 2009.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. In 2010, operating expenses increased $19.8 million, or 5.9%, to $356.4 million from $336.6 million in 2009. As a percentage of net sales, total operating expenses declined to 4.9% in 2010 compared to 5.2% in 2009. Our operating expenses in 2010 included $5.5 million of additional expenses consisting of $2.8 million of integration expenses associated with the FDI acquisition, $1.6 million of costs related to the settlement of insurance claims we inherited from Fleming, our former parent, and $1.1 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers. Operating expenses also included $7.1 million of expenses related to the operations of FDI. Our operating expenses in 2009 included $0.9 million of costs to convert our New England division onto our information systems platform. Excluding the items above, operating expenses in 2010 increased $8.1 million, or 2.4%, to $343.8 million.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $14.5 million, or 7.3%, to $211.8 million in 2010 from $197.3 million in 2009. Included in warehousing and distribution expenses for 2010 were $4.3 million of incremental net fuel costs, excluding FDI, and $4.0 million of expenses related to the operations of FDI which we acquired this year. The increase in net fuel costs was due primarily to higher fuel prices and an increase in mileage due primarily to market share expansion. As a percentage of net sales, warehousing and distribution expenses were 2.9% for 2010 compared with 3.0% for 2009.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.2 million, or 3.8%, in 2010 to $142.5 million from $137.3 million in 2009. SG&A expenses in 2010 included $3.1 million related to the operations of FDI, $2.8 million of integration expenses associated with the FDI acquisition, $1.6 million of costs related to the settlement of insurance claims we inherited from Fleming, our former parent, and $1.1 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers. SG&A expenses for 2009 included $0.9 million of costs related to the integration of our New England division onto our information systems platform. Excluding the items above, SG&A expenses decreased $2.5 million, or 1.8%, to $133.9 million. The decrease is due primarily to reductions in health care and workers' compensation costs and cost savings initiatives. As a percentage of net sales, SG&A expenses declined to 2.0% for 2010 compared with 2.1% for the same period in 2009.
Interest Expense. Interest expense includes both debt interest and fees related to borrowings. Interest expense was $2.6 million for 2010 compared to $1.7 million for the same period in 2009. The increase was due primarily to higher unused facility and letter of credit participation fees that resulted from increased rates with the extension of our revolving Credit Facility in February 2010, partially offset by a reduction in average borrowings in the current period versus the prior year period. Average borrowings for 2010 were $3.1 million with an average interest rate of 2.9%, compared to average borrowings of $8.2 million and an average interest rate of 2.0% for the same period in 2009.
Interest Income. In 2010, interest income was $0.4 million compared to $0.3 million for 2009. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.
Foreign Currency Transaction Gains (Losses), Net. We realized foreign currency transaction gains of $0.5 million for 2010 compared to gains of $2.2 million in 2009. The fluctuation was due primarily to the level of investment in our Canadian operations and to changes in the Canadian/U.S. exchange rate.

Income Taxes. Our effective tax rate was 34.9% for 2010 compared to 28.1% for 2009 (see Note 9 -- Income Taxes to our consolidated financial statements for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2010 was a $0.7 million net benefit, including $0.1 million of interest recovery, compared to a net benefit of $6.7 million, including $2.1 million of interest recovery, for the same period in 2009. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions and revisions to prior year estimates based upon the finalization of our tax returns.

Results of Operations
Comparison of 2009 and 2008 (1)

		2009			2008
	2009	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
	Increase (Decrease) (in millions)
Net sales	$486.7	$6,531.6	100.0%	—%	$6,044.9	100.0%	—%
Net sales — Cigarettes	464.3	4,589.1	70.3	64.0	4,124.8	68.2	60.7
Net sales — Food/non-food	22.4	1,942.5	29.7	36.0	1,920.1	31.8	39.3
Net sales, less excise taxes (2)	445.1	5,015.6	76.8	100.0	4,570.5	75.6	100.0
Gross profit (3)	42.5	401.6	6.1	8.0	359.1	5.9	7.9
Warehousing and
distribution expenses	(0.3)	197.3	3.0	3.9	197.6	3.3	4.3
Selling, general and
administrative expenses	7.9	137.3	2.1	2.7	129.4	2.1	2.8
Income from operations	34.9	65.0	1.0	1.3	30.1	0.5	0.7
Interest expense	(0.5)	(1.7)	—	—	(2.2)	—	(0.1)
Interest income	(0.7)	0.3	—	—	1.0	—	—
Foreign currency transaction
gains (losses), net	8.5	2.2	—	—	(6.3)	(0.1)	(0.1)
Income before taxes	43.2	65.8	1.0	1.3	22.6	0.4	0.5
Net income	29.4	47.3	0.7	0.9	17.9	0.3	0.4
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since gross profit dollars generally remain the same (see Comparison of Sales and Gross Profit by Product Category, page 32).
(3)    Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

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

Net Sales of Food/Non-food Products. Net sales of food and non-food products for 2009 increased $22.4 million, or 1.2%, to $1,942.5 million from $1,920.1 million in 2008. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2009	2008	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$738.0	$710.1	$27.9	3.9%
Candy	405.0	401.3	3.7	0.9%
Other tobacco products	434.0	402.7	31.3	7.8%
Health, beauty & general	209.5	220.1	(10.6)	(4.8)%
Non-alcoholic beverages	151.7	180.9	(29.2)	(16.1)%
Equipment/other	4.3	5.0	(0.7)	(14.0)%

Total Food/Non-food Products	$1,942.5	$1,920.1	$22.4	1.2%
______________________________________________
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
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette holding profits, the federal floor stock tax and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for 2009 increased by $42.5 million, or 11.8%, to $401.6 million from $359.1 million in 2008. Gross profit for 2009 was significantly higher compared to 2008 as we realized $36.7 million of cigarette inventory holding profits due primarily to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation, partially offset by $11.5 million of FET related to SCHIP.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2009 and 2008(1):

	2009			2008
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$6,531.6	100.0%	—	$6,044.9	100.0%	—
Net sales, less excise taxes (2)	5,015.6	76.8	100.0%	4,570.5	75.6	100.0%
Components of gross profit:
Cigarette inventory holding profits	$36.7	0.56%	0.73%	$3.1	0.05%	0.07%
Net federal floor stock tax (3)	(11.5)	(0.18)	(0.23)	—	—	—
OTP tax items (4)	0.6	0.01	0.01	1.4	0.02	0.03
LIFO expense	(6.7)	(0.10)	(0.13)	(11.0)	(0.18)	(0.24)
Remaining gross profit (5)	382.5	5.86	7.63	365.6	6.05	8.00
Gross profit	$401.6	6.15%	8.01%	$359.1	5.94%	7.86%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same (see Comparison of Sales and Gross Profit by Product Category, page 32).

(3)    In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The net floor stock tax was recorded as an increase to our cost of goods sold in the second quarter of 2009.
(4)    We received OTP (Other Tobacco Products) tax refunds of $0.6 million and $1.4 million in 2009 and 2008, respectively.
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
Cigarette remaining gross profit increased approximately 24.5% on a cents per carton basis in 2009 compared with 2008 due primarily to increased margins as a result of the manufacturers' price increases. We believe cigarette margins may revert closer to normal historical margins over time. Remaining gross profit for our food/non-food categories decreased approximately 17 basis points in 2009 to 13.36% compared to 13.53% in 2008, due primarily to an $8.1 million reduction in floor stock income earned from manufacturer price increases. In 2009, our remaining gross profit for food/non-food products declined to approximately 67.9% of our total remaining gross profit compared to 71.1% in 2008. The decline was due primarily to the impact of SCHIP which resulted in higher cigarette remaining gross profit in 2009.
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
Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased by $0.3 million, or 0.2%, to $197.3 million in 2009 from $197.6 million in 2008. The decrease in warehousing and distribution expenses was due primarily to a decrease in net fuel costs of $4.5 million and increases in warehousing efficiencies at certain divisions offset by incremental expenses of $3.4 million from our New England division, acquired in June 2008, and an increase in health care and workers' compensation costs of $3.6 million. The increase in health care and workers' compensation costs for 2009 was due primarily to higher overall medical costs and an increase in the severity of certain claims. As a percentage of net sales, warehousing and distribution expenses were 3.0% for 2009 compared with 3.3% for 2008. The impact of SCHIP related cigarette price increases on total net sales favorably impacted warehousing and distribution expenses as a percent of sales by approximately 27 basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.9 million, or 6.1%, in 2009 to $137.3 million from $129.4 million in 2008. The increase in SG&A expenses for 2009 was due primarily to $3.6 million of incremental expenses from our New England and Toronto divisions, salary merit increases of $2.0 million and an increase in employee incentives consisting of $1.3 million and $1.2 million of bonus and stock compensation, respectively. As a percentage of net sales, SG&A expenses were 2.1% for both 2009 and 2008. The impact of price increases associated with SCHIP favorably impacted SG&A expenses as a percent to total net sales by approximately 19 basis points.
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
Income Taxes. Our effective tax rate was 28.1% for 2009 compared to 20.8% for 2008 (see Note 9 -- Income Taxes to our consolidated financial statements for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). Included in the provision for income taxes for 2009 was a $6.7 million net benefit, inclusive of a net interest recovery of $2.1 million related to unrecognized tax benefits, compared to a net benefit of $3.2 million, inclusive of net interest expense of $0.1 million, for 2008. The net benefits related primarily to the expiration of the statute of limitations for uncertain tax positions, revisions to prior year estimates based upon finalization of tax returns and state tax credits claimed for prior years.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2010, 2009 and 2008 (dollars in millions)(1):

	2010	2009	2008
Cigarettes
Net sales (2)	$5,119.7	$4,589.1	$4,124.8
Excise taxes in sales (3)	$1,594.2	$1,381.0	$1,350.9
Net sales, less excise taxes (4)	$3,525.5	$3,208.1	$2,773.9
LIFO expense	$11.3	$6.6	$4.7
Gross profit (5)	$119.4	$142.4	$104.1
Gross profit %	2.33%	3.10%	2.52%
Gross profit % less excise taxes	3.39%	4.44%	3.75%
Remaining gross profit (6)	$124.6	$122.9	$105.7
Remaining gross profit %	2.43%	2.68%	2.56%
Remaining gross profit % less excise taxes	3.53%	3.83%	3.81%

Food/Non-food Products
Net sales	$2,147.1	$1,942.5	$1,920.1
Excise taxes in sales (3)	$162.3	$135.0	$123.5
Net sales, less excise taxes (4)	$1,984.8	$1,807.5	$1,796.6
LIFO expense	$5.3	$0.1	$6.3
Gross profit (7)	$265.9	$259.2	$255.0
Gross profit %	12.38%	13.34%	13.28%
Gross profit % less excise taxes	13.40%	14.34%	14.19%
Remaining gross profit (6)	$270.6	$259.6	$259.9
Remaining gross profit %	12.60%	13.36%	13.53%
Remaining gross profit % less excise taxes	13.63%	14.36%	14.46%

Totals
Net sales (2)	$7,266.8	$6,531.6	$6,044.9
Excise taxes in sales (3)	$1,756.5	$1,516.0	$1,474.4
Net sales, less excise taxes (4)	$5,510.3	$5,015.6	$4,570.5
LIFO expense	$16.6	$6.7	$11.0
Gross profit (5),(7)	$385.3	$401.6	$359.1
Gross profit %	5.30%	6.15%	5.94%
Gross profit % less excise taxes	6.99%	8.01%	7.86%
Remaining gross profit (6)	$395.2	$382.5	$365.6
Remaining gross profit %	5.44%	5.86%	6.05%
Remaining gross profit % less excise taxes	7.17%	7.63%	8.00%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Cigarette net sales include $105.9 million and $534.0 million of incremental sales for 2010 and 2009, respectively, from price increases primarily associated with the implementation of SCHIP, which was signed into law in February 2009. Our gross profit percentage for the year ended December 31, 2009 was negatively impacted by SCHIP price increases.
(3)    Excise taxes included in our net sales consist of state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease since gross profit dollars generally remain the same.

(4)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.
(5)    Cigarette gross profit includes (i) cigarette holding profits related to manufacturer price increases and increases in state, local and provincial excise taxes, (ii) federal excise floor taxes and (iii) LIFO effects. Cigarette holding profits for the years 2010, 2009 and 2008 were $6.1 million, $36.7 million and $3.1 million, respectively. The increase in cigarette inventory holding profits for the year ended December 31, 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the year ended December 31, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.
(6)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items, such as FET associated with the SCHIP legislation and OTP tax items, that significantly affect the comparability of gross profit.
(7)    Food/non-food gross profit includes (i) holding profits related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) federal excise floor taxes and (iv) LIFO effects. Included in food/non-food gross profit for the year ended December 31, 2009 is $0.9 million of federal excise floor taxes related to SCHIP. In addition, included in food/non-food gross profit for 2010, 2009 and 2008 is an OTP tax gain of $0.6 million resulting from a state tax method change and OTP tax refunds of $0.6 million and $1.4 million, respectively, all of which were recorded as a reduction to our costs of goods sold in the applicable year.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2010 were $16.1 million compared to $17.7 million as of December 31, 2009. Our restricted cash as of December 31, 2010 was $12.8 million compared to $12.4 million as of December 31, 2009. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our credit facilities. We have historically funded our liquidity requirements through our current operations and external borrowings. For the year ended December 31, 2010, our cash flows from operating activities provided $74.9 million and we had $161.4 million of borrowing capacity available in our revolving credit facility as of December 31, 2010.
Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.

 Cash flows from operating activities
Year ended December 31, 2010
Net cash provided by operating activities increased by $41.8 million to $74.9 million for the year ended December 31, 2010 compared to $33.1 million for the same period in 2009. The increase in cash provided by operating activities was due primarily to a $68.6 million increase in cash provided by working capital.
A significant use of cash occurred in 2009 as a result of the SCHIP legislation which increased accounts receivable, prepayments and inventory by approximately $35 million, and did not recur in 2010. This was partially offset by an increase in cash used to buy inventory at the end of 2010 in order to maintain appropriate LIFO levels. In addition, prepayments decreased due to the timing of purchases and cigarette and tobacco taxes payable increased due primarily to the FDI acquisition and the establishment of credit terms in one additional state earlier this year.
    The increase in cash provided by working capital was offset by a $26.8 million decrease in net income adjusted for non-cash items due primarily to a $19.1 million reduction in cigarette holding profits included in prior year net income related to the SCHIP legislation and a $5.3 million reduction in income earned primarily from manufacturer price increases.
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

Cash flows from investing activities
Year ended December 31, 2010
Net cash used in investing activities increased by $29.9 million to $50.5 million for the year ended December 31, 2010 compared with $20.6 million for the same period 2009. This increase was due primarily to the acquisition of FDI. We paid approximately $35.9 million, net of cash received, for the acquired assets, which consisted primarily of purchased accounts receivable, inventory and fixed assets. Capital expenditures decreased by $7.2 million to $13.9 million in 2010 compared with $21.1 million for 2009. Capital expenditures during 2010 consisted primarily of additions to our trucking fleet and warehouse equipment. We estimate that fiscal 2011 capital expenditures will not exceed $24 million.
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
Cash flows from financing activities
Year ended December 31, 2010
Net cash used in financing activities increased by $16.1 million to $25.3 million for 2010 compared with $9.2 million for 2009. The increase in net cash used in financing activities was due primarily to a $14.5 million decrease in book overdrafts and an increase of $8.5 million in net repayments under our revolving credit facility, partially offset by a $6.1 million increase in proceeds received from the exercise of stock options and warrants. The decrease in book overdrafts was due primarily to the level of cash on hand and timing of vendor payments compared to the same period in 2009.
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
In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended our credit facility for four years, to February 2014, and decreased the lenders' revolving loan commitments by $50 million to $200 million, at our request. The Third Amendment also provides for up to an additional $100 million of lenders' revolving commitments (formerly $75 million), subject to certain provisions contained therein.  Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit participation fees increased. The Third Amendment also increased our basket for permitted acquisitions following the date of the Third Amendment to $125 million and re-established our basket for permitted stock repurchases at $30 million. At the date of signing the Amendment, we incurred fees of approximately $1.8 million, which will be amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We were in compliance with all of the covenants under the Credit Facility as of December 31, 2010.

Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	December 31, 2010	December 31, 2009
Amounts borrowed	$—	$19.2
Outstanding letters of credit	$26.2	$26.1
Amounts available to borrow	$161.4	$196.9
The decrease in amounts available to borrow is primarily the result of the Credit Facility having been reduced by $50 million in February 2010. The maximum amount available to borrow at December 31, 2010 is subject to the lower ceiling of $200 million permitted by the Third Amendment. The Third Amendment also provides for up to an additional $100 million of lenders' revolving commitments (formerly $75 million), subject to certain provisions contained therein.
Average borrowings during the year ended December 31, 2010 were $3.1 million, with amounts borrowed ranging from zero to a high of $34.8 million. For the same period in 2009, average borrowings were $8.2 million, with amounts borrowed ranging from zero to a high of $61.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2010 and 2009 was 2.9% and 2.0%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.8 million and $0.8 million for 2010 and 2009. Unamortized debt issuance costs were $1.7 million as of December 31, 2010 and $0.4 million as of December 31, 2009.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2010 (in millions):

	Total	2011	2012	2013	2014	2015	2016 and Thereafter
Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Purchase obligations (2)	—	—	—	—	—	—	—
Letters of credit	26.2	26.2	—	—	—	—	—
Operating leases	173.2	29.3	25.7	20.5	15.8	13.5	68.4
Capitalized leases (3)	1.0	0.2	0.1	0.1	0.1	0.1	0.4
Total contractual obligation (4)(5)(6)	$200.4	$55.7	$25.8	$20.6	$15.9	$13.6	$68.8
______________________________________________

(1)	Does not include interest costs associated with the Credit Facility which had a weighted-average interest rate of 2.9% for the year ended December 31, 2010.
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
(3)    Represents refrigeration and other equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt.
(4)    We have not included in the table above Claims Liabilities of $30.6 million, net of current portion, which includes health and welfare, workers' compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 -- Summary of Significant Accounting Policies to our consolidated financial statements.
(5)    As discussed in Note 12 -- Employee Benefit Plans to our consolidated financial statements, we have an $8.5 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.
(6)    The table excludes unrecognized tax liabilities of $1.2 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 9 -- Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2010, our standby letters of credit issued under our Credit Facility were $26.2 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2022, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $4.0 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.
We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for losses we estimate will arise from our trade customers' inability to make required payments. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. In determining the adequacy of allowances for customer receivables, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables, general economic conditions and other factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures or deterioration in general economic conditions), our estimates of the recoverability of amounts due us could be reduced by a material amount.
The allowance for doubtful accounts at December 31, 2010, 2009 and 2008 amounted to 4.8%, 5.6% and 6.0%, respectively, of net trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $1.4 million for 2010, $1.8 million for 2009 and $1.6 million for 2008. As a percentage of sales, our bad debt expense was less than 0.1% for 2010, 2009 and 2008.

 Vendor and Sales Incentives
Vendors' Discounts, Rebates and Allowances -- Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.
Customers' Sales Incentives -- We also provide sales rebates or discounts to our customers on a regular basis. The customers' sales incentives are recorded as a reduction to sales revenue as the “sales incentive” is earned by the customer. Additionally, we may provide racking allowances for the customers' commitments to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
Claims Liabilities and Insurance Recoverables
We maintain reserves related to workers' compensation, general and auto liability and health and welfare programs that are principally self-insured. Our workers' compensation, general and auto liability insurance policies currently include a deductible of $500,000 per occurrence and we maintain excess loss insurance that covers any health and welfare costs in excess of $200,000 per person per year.

Our reserves for workers' compensation, general and auto insurance liabilities are estimated based on applying an actuarially derived loss development factor to our incurred losses, including losses for claims incurred but not yet reported. Actuarial projections of losses concerning workers' compensation, general and auto insurance liabilities are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, health care costs, litigation trends, legal interpretations, legislative reforms, benefit level changes and claim settlement patterns. Our reserve for health and welfare claims includes an estimate of claims incurred but not yet reported which is derived primarily from historical experience.
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2010 and December 31, 2009 (in millions):

	2010			2009
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers' compensation liability	$5.5	$29.4	$34.9	$5.8	$31.3	$37.1
Auto & general liability	0.9	0.9	1.8	0.9	1.0	1.9
Health & welfare liability	2.3	0.3	2.6	1.7	0.3	2.0
Total gross claims liabilities	$8.7	$30.6	$39.3	$8.4	$32.6	$41.0

Insurance recoverables	$(2.5)	$(19.5)	$(22.0)	$(2.7)	$(21.0)	$(23.7)

Reserves (net):
Workers' compensation liability	$3.3	$10.3	$13.6	$3.5	$10.8	$14.3
Auto & general liability	0.6	0.5	1.1	0.5	0.5	1.0
Health & welfare liability	2.3	0.3	2.6	1.7	0.3	2.0
Reserves (net):	$6.2	$11.1	$17.3	$5.7	$11.6	$17.3
______________________________________________
The decrease in these reserves for 2010 is due primarily to better workers compensation claims experience and settlement of several large dollar claims. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers' compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2010 by $0.8 million, $0.1 million and $0.2 million, respectively.

Pension Liabilities
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, "the Pension Plans") for employees hired before September 1986. As discussed in Note 12 -- Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $8.5 million and $11.6 million at December 31, 2010 and 2009, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans, and these plans were merged into our defined benefit pension plan effective December 2007. All of the pension and post-retirement benefit plans are collectively referred to as the “Pension Plans.”

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

      We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine pension expense was 5.73% and 6.26% in 2010 and 2009, respectively. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 7.35% for both 2010 and 2009.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2010 is as follows (dollars in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	$0.0 /(0.0)	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$0.8 /(0.8)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 /(0.1)	$0.0 / (0.0)
Stock-Based Compensation
We account for stock-based compensation expense by estimating the fair values of awards at their grant dates and expensing the fair values, net of estimated forfeitures, using the straight-line amortization method for awards with vesting based on service and ratably for awards based on performance conditions. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. Currently we use the Black-Scholes option valuation model to value stock option awards. If we were to use alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different (see Note 11 -- Stock-Based Compensation Plans to our consolidated financial statements).

Recent Accounting Pronouncements
Disclosures about Fair Value Measurements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of the fair value hierarchy Levels 1 and 2 and a higher level of disaggregation based on nature and risk for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We have incorporated ASU 2010-06 into the disclosures that accompany our consolidated financial statements.

Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, our carton sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007, experienced further declines in 2008 and 2009 and increased modestly in 2010. We believe overall cigarette consumption will continue to decline due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
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
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future especially as these governmental jurisdictions come under additional pressure to raise revenues. Federal excise taxes are levied on the cigarette manufacturer, whereas state, provincial and local excise taxes are levied on the wholesaler. We increase cigarette prices as state, provincial and local excise tax increases are assessed on cigarette products that we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, but increases may result in a decline in overall gross profit percentage. In February 2009, SCHIP was signed into law and increased federal cigarette excise taxes levied on manufacturers from 39¢ to $1.01 per pack of cigarettes effective and after April 1, 2009. This substantial increase in excise taxes we believe caused the manufacturers to increase their prices to us, which in turn increased our working capital requirements. We also believe it has contributed to a further decline in consumer cigarette consumption which has adversely impacted our cigarette carton sales and decreased our gross profit as a percentage of sales.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits prior to 2009 averaged approximately $5.1 million per year from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding profits, net of FET associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the year ended December 31, 2010, our cigarette inventory holding profits were $6.1 million, or 1.6%, of our gross profit.
Food and Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced below average floor stock income during 2010 and 2009 compared to prior periods. Some indications suggest inflation trends are changing, but it is unknown at what pace prices will return to more normal levels of inflation.
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
General Economic Trends
Uncertain Economic Conditions
While somewhat recently improved, the global financial economic downturn that began in 2008 continues to negatively affect consumer confidence and spending.  Economic pressures in the U.S. and Canada, including reduced access to credit, high levels and fear of unemployment, increases in energy and fuel costs, and housing market volatility, have resulted in curtailed consumer retail spending.  Reduced sales and liquidity concerns due to such factors may place a number of our convenience store owners under financial stress, which may increase our credit risk and potential bad debt exposure. Should economic conditions in our key markets not show continued improvement, our business, financial condition and operating results could be negatively impacted.
Inflation
Historically, we have generally benefited from manufacturer price increases, both as a result of inventory floor stock gains and our cost plus pricing structure.  However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of sales, because for cigarettes we are paid on a cents per carton basis.  As a result, cigarette gross profit percentages typically decline from marked increases in the underlying product costs or excise tax increases, regardless of the fact that absolute gross profit dollars on a cents per carton basis may have increased.  This is due to the disparity in the absolute dollars of the underlying product costs and excise tax compared to the cents per carton that we make in gross profit.  Inversely, we generally benefit from food/non-food price increases, because for these categories, we mostly mark up product costs using a percentage of cost of good sold.
Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (see Note 2 -- Summary of Significant Accounting Policies to our consolidated financial statements).

ITEM 7. A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our major exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 32.9 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2010), our results from operations and cash flows would not be materially affected.

We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our shareholders' equity due to the translation of the Canadian branches' financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2010 would have negatively impacted our net sales for 2010 by 1.6% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2010 would have resulted in a $2.6 million increase in foreign currency transaction losses for 2010 which are included in our Consolidated Statements of Operations. We did not engage in hedging transactions during 2010, 2009 or 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial Statements

A. Audited Financial Statements

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets -- at December 31, 2010 and 2009	44

Consolidated Statements of Operations -- for the Years ended December 31, 2010, 2009 and 2008	45

Consolidated Statements of Stockholders' Equity and Comprehensive Income -- for the Years ended December 31, 2010, 2009 and 2008	46

Consolidated Statements of Cash Flows -- for the Years ended December 31, 2010, 2009 and 2008	47

Notes to Consolidated Financial Statements	48

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 15, 2011

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$16.1	$17.7
Restricted cash	12.8	12.4
Accounts receivable, net of allowance for doubtful accounts of $8.7 and $9.1,
respectively (Note 4)	179.3	161.1
Other receivables, net (Note 4)	43.5	39.6
Inventories, net (Note 5)	290.7	275.5
Deposits and prepayments (Note 4)	42.2	42.2
Deferred income taxes (Note 9)	3.6	3.6
Total current assets	588.2	552.1
Property and equipment, net (Note 6)	84.7	83.8
Deferred income taxes (Note 9)	—	5.3
Goodwill	4.6	3.7
Other non-current assets, net (Note 4)	31.3	33.0
Total assets	$708.8	$677.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.3	$63.2
Book overdrafts	6.5	19.4
Cigarette and tobacco taxes payable	166.8	132.3
Accrued liabilities (Note 4)	66.8	59.6
Deferred income taxes (Note 9)	0.3	0.6
Total current liabilities	297.7	275.1
Long-term debt (Note 7)	0.8	20.0
Other long-term liabilities	4.7	4.3
Claims liabilities, net (Note 2)	30.6	32.6
Pension liabilities	12.3	15.7
Total liabilities	346.1	347.7
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,613,525 and
11,001,632 shares issued; 11,118,163 and 10,506,270 shares outstanding at
December 31, 2010 and 2009, respectively)	0.1	0.1
Additional paid-in capital	229.6	216.2
Treasury stock at cost (495,362 shares of common stock at December 31, 2010 and 2009)	(13.2)	(13.2)
Retained earnings	147.3	129.6
Accumulated other comprehensive loss	(1.1)	(2.5)
Total stockholders’ equity	362.7	330.2
Total liabilities and stockholders’ equity	$708.8	$677.9
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$7,266.8	$6,531.6	$6,044.9
Cost of goods sold	6,881.5	6,130.0	5,685.8
Gross profit	385.3	401.6	359.1
Warehousing and distribution expenses	211.8	197.3	197.6
Selling, general and administrative expenses	142.5	137.3	129.4
Amortization of intangible assets	2.1	2.0	2.0
Total operating expenses	356.4	336.6	329.0
Income from operations	28.9	65.0	30.1
Interest expense	(2.6)	(1.7)	(2.2)
Interest income	0.4	0.3	1.0
Foreign currency transaction gains (losses), net	0.5	2.2	(6.3)
Income before income taxes	27.2	65.8	22.6
Provision for income taxes (Note 9)	(9.5)	(18.5)	(4.7)
Net income	$17.7	$47.3	$17.9

Basic net income per common share (Note 10)	$1.64	$4.53	$1.71
Diluted net income per common share (Note 10)	$1.55	$4.35	$1.64

Basic weighted-average shares (Note 10)	10.8	10.5	10.5
Diluted weighted-average shares (Note 10)	11.4	10.9	10.9
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In millions)

			Additional			Accumulated Other	Total	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2007	10.4	$0.1	$202.6	$—	$64.4	$(0.6)	$266.5
Net income	—	—	—	—	17.9	—	17.9	$17.9
Amortization of stock-based compensation	—	—	3.9	—	—	—	3.9	—
Cash proceeds from exercise of common
stock options	—	—	2.5	—	—	—	2.5	—
Minimum pension liability adjustment, net
of taxes of $3.8	—	—	—	—	—	(5.9)	(5.9)	(5.9)
Excess tax deductions associated with
stock-based compensation	—	—	0.3	—	—	—	0.3	—
Issuance of stock based instruments	0.7	—	—	—	—	—	—	—
Repurchases of common stock	(0.4)	—	—	(11.0)	—	—	(11.0)	—
Foreign currency translation adjustment	—	—	—	—	—	(0.6)	(0.6)	(0.6)
Total comprehensive income								$11.4
Balance, December 31, 2008	10.7	0.1	209.3	(11.0)	82.3	(7.1)	273.6
Net income	—	—	—	—	47.3	—	47.3	$47.3
Amortization of stock-based compensation	—	—	5.1	—	—	—	5.1	—
Cash proceeds from exercise of common
stock options and warrants	—	—	2.2	—	—	—	2.2	—
Minimum pension liability adjustment, net
of taxes of $(1.5)	—	—	—	—	—	2.4	2.4	2.4
Excess tax deductions associated with
stock-based compensation	—	—	0.1	—	—	—	0.1	—
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.4	—	(0.5)	—	—	—	(0.5)	—
Repurchases of common stock	(0.1)	—	—	(2.2)	—	—	(2.2)	—
Foreign currency translation adjustment	—	—	—	—	—	2.2	2.2	2.2
Total comprehensive income								$51.9
Balance, December 31, 2009	11.0	0.1	216.2	(13.2)	129.6	(2.5)	330.2
Net income	—	—	—	—	17.7	—	17.7	$17.7
Amortization of stock-based compensation	—	—	4.8	—	—	—	4.8	—
Cash proceeds from exercise of common
stock options and warrants	0.5	—	8.3	—	—	—	8.3	—
Minimum pension liability adjustment, net
of taxes of $(0.1)	—	—	—	—	—	0.2	0.2	0.2
Excess tax deductions associated with
stock-based compensation	—	—	2.0	—	—	—	2.0	—
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	—	—	1.2	1.2	1.2
Total comprehensive income								$19.1
Balance, December 31, 2010	11.6	$0.1	$229.6	$(13.2)	$147.3	$(1.1)	$362.7
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$17.7	$47.3	$17.9
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	16.5	7.1	11.0
Amortization of debt issuance costs	0.5	0.5	0.5
Amortization of stock-based compensation	4.8	5.1	3.9
Bad debt expense, net	1.4	1.8	1.6
Loss on disposals	0.7	—	—
Depreciation and amortization	19.7	18.7	17.4
Foreign currency transaction (gains) losses, net	(0.5)	(2.2)	6.3
Deferred income taxes	5.2	14.5	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	2.5	(13.8)	(2.9)
Other receivables	(3.5)	(4.3)	(4.2)
Inventories	(18.8)	(36.7)	(31.9)
Deposits, prepayments and other non-current assets	2.3	(16.7)	4.4
Accounts payable	(6.4)	(4.4)	13.8
Cigarette and tobacco taxes payable	32.1	22.8	16.2
Pension, claims and other accrued liabilities	0.6	(6.6)	6.2
Income taxes payable	0.1	—	0.3
Net cash provided by operating activities	74.9	33.1	55.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(35.9)	—	(26.4)
Restricted cash	0.2	0.7	(2.2)
Additions to property and equipment, net	(13.9)	(21.1)	(19.9)
Capitalization of software	(1.0)	(0.3)	(0.7)
Proceeds from sale of fixed assets	0.1	0.1	0.1
Net cash used in investing activities	(50.5)	(20.6)	(49.1)
Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(19.2)	(10.7)	0.1
Payments of financing costs	(1.8)	—	—
Repurchases of common stock (treasury stock)	—	(2.2)	(11.0)
Proceeds from exercise of common stock options and warrants	8.3	2.2	2.5
Tax withholdings related to net share settlements of restricted stock units	(1.7)	(0.5)	—
Excess tax deductions associated with stock-based compensation	2.0	0.4	0.6
(Decrease) increase in book overdrafts	(12.9)	1.6	(3.2)
Net cash used in financing activities	(25.3)	(9.2)	(11.0)
Effects of changes in foreign exchange rates	(0.7)	(1.3)	(1.1)
(Decrease) increase in cash and cash equivalents	(1.6)	2.0	(5.6)
Cash and cash equivalents, beginning of period	17.7	15.7	21.3
Cash and cash equivalents, end of period	$16.1	$17.7	$15.7
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$10.6	$11.7	$7.5
Interest	1.7	1.0	1.7
Non-cash investing activities:
Contingent consideration related to acquisition of business	$1.0	$—	$—
______________________________________________
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
 Vendor and Sales Incentives
Vendors' Discounts, Rebates and Allowances -- Periodic payments from vendors in various forms including volume or other purchase discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Some of the vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.
Customers' Sales Incentives -- We also provide sales rebates or discounts to our customers on a regular basis. These customers' sales incentives are recorded as a reduction to sales revenue as the sales incentive is earned by the customer. Additionally, we may provide racking allowances for the customer's commitment to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Excise Taxes
Excise taxes on cigarettes and other tobacco products are a significant component of our net sales and our cost of sales. In 2010, 2009 and 2008, approximately 24%, 23% and 24% of our net sales, and approximately 26%, 25% and 26% of our cost of goods sold, respectively, represented excise taxes. Excise taxes are included in our net sales and cost of sales as we are responsible for collecting and remitting such state, local and provincial taxes on the applicable sales.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by Canadian provincial taxing authorities. As of December 31, 2010, we had cash book overdrafts of $6.5 million compared to $19.4 million as of December 31, 2009, reflecting issued checks that have not cleared through our banking system in the ordinary course of business for accounts payable. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.
 Fair Value Measurements
The carrying amount for our cash, cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of our variable rate debt approximates fair value.
We calculate the fair value of our pension plan assets based on assumptions that market participants would use in pricing the assets or liabilities. We use a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and give precedence to observable inputs in determining fair value. An instrument's level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for the asset or liability, which reflect the Company's own assumptions about what market participants would assume when pricing the asset or liability.
(See Note 12 -- Employee Benefit Plans.)
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
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. We do not have individual customers that account for more than 10% of our total sales or for more than 10% of total accounts receivable. However, some of our distribution centers are dependent on relationships with a single customer or a few large customers.
We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. represented approximately 28% of our total product purchases for each of the years 2010 and 2009 and 27% for 2008. Product purchases from R.J. Reynolds Tobacco Company were approximately 13% for 2010 and 14% for each of the years 2009 and 2008.
Cigarette sales represented approximately 70.5%, 70.3% and 68.2% of our revenues and contributed approximately 31.0%,

35.4% and 29.0% of our gross profit in 2010, 2009 and 2008, respectively. The increase in the percentage of our revenues and gross profit attributable to cigarettes beginning in 2009 was due primarily to manufacturer price increases in response to the enactment of the State Children's Health Insurance Program (“SCHIP”), which increased the federal cigarette excise tax from 39¢ to $1.01 per pack. U.S. cigarette consumption has declined since 1980. If cigarette consumption continues to decline and we do not make up for lost cigarette carton sales through cigarette price increases or by increasing our food/non-food sales, our results of operations could be materially and adversely affected.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables from customers. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless (see Note 4 -- Other Consolidated Balance Sheet Accounts Detail).
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

Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products and related consumable products held for re-sale, and are valued at the lower of cost or market. In the U.S., cost is primarily determined on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. When we are aware of material price increases or decreases from manufacturers, we will estimate the producer price index for the respective period in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out ("FIFO") basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 81% and 82% of our FIFO inventory was valued on a LIFO basis at December 31, 2010 and 2009, respectively.
During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience. We had a decrement in our LIFO layer of $3.7 million in 2010 and $5.1 million in 2009.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those terms will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.
We have determined the following useful lives for our fixed assets:

Useful Life in Years
Office furniture and equipment	3 to 10
Delivery equipment	4 to 10
Warehouse equipment	3 to 15
Leasehold improvements	3 to 25
Buildings	25

Impairment of Long-lived Assets
We review our intangible and long-lived assets for potential impairment at least annually. Long-lived and intangible assets may also be included in impairment testing when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when the carrying amount of a long lived asset, or asset group, exceeds its fair value. Impairment losses are only recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. An asset's carrying value can exceed its fair value, thus being impaired; however an impairment loss is not required to be recorded if the carrying value is recoverable from expected future cash flows from its use. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2010, 2009 and 2008, we did not have impairment losses related to long-lived assets or assets identified for abandonment as a result of facility closures or facility relocation.
Goodwill and Intangible Assets
We review goodwill for impairment on an annual basis or whenever significant events or changes occur in our business. The reviews are performed at the operating division level, which comprise our reporting units. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. Based on the impairment tests performed as of December 31, 2010 and December 31, 2009, there was no impairment of goodwill in 2010 or 2009. There can be no assurance that future goodwill tests will not result in a charge to earnings. We do not amortize those intangible assets that have been determined to have indefinite useful lives (see Note 4 -- Other Consolidated Balance Sheet Accounts Detail).
Computer Software Developed or Obtained for Internal Use
We account for proprietary computer software systems, namely our Distribution Center Management System (“DCMS”), using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to eight years. During 2010, 2009 and 2008, we capitalized approximately $1.0 million, $0.3 million and $0.7 million, respectively, primarily for enhancements to DCMS and other non-proprietary systems.
Debt Issuance Costs
Debt issuance costs have been deferred and are being amortized as interest expense over the term of the related debt agreement on a straight-line basis. Debt issuance costs are included in other non-current assets, net, on the accompanying consolidated balance sheets. Unamortized debt issuance costs were $1.7 million as of December 31, 2010 and $0.4 million as of December 31, 2009.
Claims Liabilities and Insurance Recoverables
We maintain reserves related to health and welfare, workers' compensation, auto and general liability programs that are principally self-insured. We currently have a per-claim ceiling of $500,000 for our workers' compensation, general and auto liability self-insurance programs and a per-claim limit of $200,000 for our health and welfare program. We purchase insurance to cover the claims that exceed the ceiling up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers' compensation, auto and general liability insurance are based on our assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. We had gross liabilities for health and welfare, workers' compensation, auto and general liability related to both Core-Mark and Fleming (former owner of Core-Mark, related to emergence from bankruptcy in 2004) self-insurance obligations at December 31, 2010 and 2009 in the amounts of $30.6 million long-term and $8.7 million short-term, and $32.6 million long-term and $8.4 million short-term, respectively. Our liabilities net of insurance recoverables at December 31, 2010 and 2009 were $11.1 million long-term and $6.2 million short-term, and $11.6 million long-term and $5.7 million short-term, respectively
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. We recognize in the consolidated balance sheets an asset for a plan's overfunded status or a liability for a plan's underfunded status as of the end of each fiscal year. We determine the plan's funded status by measuring its assets and its obligations, and we recognize changes in the funded status of our defined benefit post-retirement plan in the year in which the change occurred (see Note 12 -- Employee Benefit Plans).
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
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We have established an estimated liability for income tax exposures that arise and meet the criteria for accrual. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions' tax court systems. We classify interest and penalties related to income taxes as income tax expense (see Note 9 -- Income Taxes).
Stock-Based Compensation
We account for stock-based compensation expense by estimating the fair values of awards at their grant dates and amortizing these amounts as expense using a straight-line method for awards with vesting based on service and ratably for awards based on performance conditions. Currently, we use the Black-Scholes option valuation model to value the stock awards (see Note 11 -- Stock-Based Compensation Plans).
Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

Total Comprehensive Income
Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of stockholders' equity, but are excluded from net income. Other comprehensive income is comprised of minimum pension liability and currency translation adjustments relating to our foreign operations in Canada whose functional currency is not the U.S. dollar (see Consolidated Statements of Stockholders' Equity and Comprehensive Income).
Segment Information
We report our segment information using established standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way we are organized for operational decisions and assessment of financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada. Therefore, we have determined that we have two reportable segments based on geographical area -- U.S. and Canada. We present our segment reporting information based on business operations and by major product category for each of the two geographic segments (see Note 15 -- Segment Information).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted earnings per share assumes the exercise of stock options and common stock warrants and the impact of restricted stock, when dilutive, using the treasury stock method (see Note 10 -- Earnings Per Share).

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of the fair value hierarchy Levels 1 and 2 and a higher level of disaggregation based on nature and risk for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We have incorporated ASU 2010-06 into the disclosures that accompany our consolidated financial statements.

3.    Acquisitions
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. (“FDI”), a regional convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states, for cash consideration of approximately $36.0 million. The FDI operations were integrated into two of our existing distribution centers and are providing us opportunities to expand our market share.

The purchase price allocation of the acquired assets and liabilities assumed, based on their estimated fair values at the acquisition date, was as follows (in millions):

Cash	$0.1
Accounts receivable	21.1
Inventory	9.9
Prepaid expenses	0.3
Property, plant and equipment	2.4
Intangible assets	3.6
Liabilities	(1.4)
Cash paid at closing	$36.0
Contingent payments	1.0
Total consideration	$37.0

We do not expect any future changes in the fair value analysis of the assets to be material.

Intangible assets include $2.0 million for customer relationships which will be amortized over ten years, $0.9 million of non-amortizing goodwill and $0.7 million for the non-competition agreement which will be amortized over five years. Goodwill is measured as the difference between the purchase price and the fair value of assets acquired and liabilities assumed. The intangible assets, including goodwill, are expected to be deductible for tax purposes. The contingent payments relate primarily to a non-competition agreement with a former owner and were recorded at the present value of contractual payments. Results of operations of FDI have been included in Core-Mark’s consolidated statement of operations since the date of acquisition to December 31, 2010.

Pro forma results of the acquired business have not been presented as the results were not material to our consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of the year.

On June 23, 2008, we acquired substantially all of the assets of Auburn Merchandise Distributors, Inc. (“AMD”), located in Whitinsville, Massachusetts, a wholly-owned subsidiary of Warren Equities, Inc., for approximately $28.7 million. The assets purchased include primarily accounts receivable, inventory, fixed assets and other intangibles, with no significant liabilities. AMD conducts business primarily in the Northeastern region of the U.S. The purchase price exceeded the estimated fair value of net assets acquired by approximately $0.9 million, which has been recorded as goodwill. AMD conducts operations as the “New England” division of Core-Mark. Results of operations of AMD are included in Core-Mark's consolidated statements of operations since the date of acquisition.

4.    Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	2010	2009
Balance, beginning of period	$9.1	$8.8
Net additions charged to operations	1.4	1.8
Less: Write-offs and adjustments	(1.8)	(1.5)
Balance, end of period	$8.7	$9.1
The net additions to the allowance for doubtful accounts was recognized in our selling, general and administrative expenses which is included in our operating expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2010	December 31, 2009
Vendor receivables, net	$31.1	$30.4
Insurance recoverables, current	2.5	2.7
Other	9.9	6.5
Total	$43.5	$39.6
The allowance for doubtful accounts due from vendors was $0.1 million as of December 31, 2010 and 2009, respectively.
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2010	December 31, 2009
Deposits	$4.4	$3.3
Prepayments	37.8	38.9
Total	$42.2	$42.2
Our deposits and prepayments include deposits related to workers' compensation claims, prepayments relating primarily to product purchases, as well as insurance policies, income taxes, prepaid rent and rental deposits and up-front consideration to customers.
Other Non-Current Assets, Net
Other non-current assets, net consist of the following (in millions):

	December 31, 2010	December 31, 2009
Internally developed and other purchased software, net	$2.6	$3.3
Insurance recoverables, net of current portion	19.5	21.0
Debt issuance costs, net of current portion	1.2	0.3
Insurance deposits, net of current portion	2.7	4.5
Other amortizable intangibles	4.5	2.2
Other assets	0.8	1.7
Total	$31.3	$33.0

The amortization of intangible assets, inclusive of non-compete agreements and customers' lists, recorded in the consolidated statement of operations was $2.1 million for 2010 and $2.0 million for both 2009 and 2008.
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2010	December 31, 2009
Accrued payroll, retirement and other benefits	$22.2	$21.1
Claims liabilities, current	8.7	8.4
Other accrued expenses	24.8	20.4
Accrued customer incentives payable	11.1	9.7
Total	$66.8	$59.6

Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include goods and services taxes, legal expenses, interest and other miscellaneous accruals.

5.    Inventories
Inventories consist of the following (in millions):

	December 31, 2010	December 31, 2009
Inventories at FIFO, net of reserves	$350.4	$318.5
Less: LIFO reserve	(59.7)	(43.0)
Total inventories at LIFO, net of reserves	$290.7	$275.5

6.    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31, 2010	December 31, 2009
Delivery, warehouse and office equipment	$118.5	$109.0
Equipment under capital leases	1.2	1.0
Leasehold improvements	20.4	17.4
Land and buildings	12.8	12.7
	152.9	140.1
Less: Accumulated depreciation and amortization	(68.2)	(56.3)
Total	$84.7	$83.8
For 2010, 2009 and 2008, depreciation and amortization expenses related to property and equipment were $15.0 million, $14.2 million and $12.8 million, respectively. Property and equipment includes accruals for construction in progress of $0.5 million in 2010 and $0.7 million in 2009.

7.    Long-Term Debt
Total long-term debt consists of the following (in millions):

	December 31, 2010	December 31, 2009
Amounts borrowed (Credit Facility)	$—	$19.2
Obligations under capital leases	0.8	0.8
Total	$0.8	$20.0

In October 2005, we entered into a five-year revolving credit facility (“Credit Facility”) with a capacity of $250 million and an expiration date of October 2010. In February 2010, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which extended our credit facility for four years, to February 2014, and decreased the lenders' revolving loan commitments by $50 million to $200 million, at our request. The Third Amendment also provides for up to an additional $100 million of lenders' revolving commitments (formerly $75 million), subject to certain provisions contained therein.  Pricing under the new facility increased as a result of generally higher prices in the bank loan market. The basis points added to LIBOR increased to a range of 275 to 350 basis points, up from a range of 100 to 175 basis points, tied to achieving certain operating results as defined in the Credit Facility. Additionally, unused facility fees and letter of credit participation fees increased. The Third Amendment also increased our basket for permitted acquisitions following the date of the Third Amendment to $125 million and re-established our basket for permitted stock repurchases at $30 million. At the date of signing the Amendment, we incurred fees of approximately $1.8 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2010, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow under the Credit Facility were as follows (in millions):

	December 31, 2010	December 31, 2009
Amounts borrowed	$—	$19.2
Outstanding letters of credit	$26.2	$26.1
Amounts available to borrow	$161.4	$196.9
Average borrowings during the year ended December 31, 2010 were $3.1 million, with amounts borrowed ranging from zero to a high of $34.8 million. For the same period in 2009, average borrowings were $8.2 million, with amounts borrowed ranging from zero to a high of $61.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2010 and 2009 was 2.9% and 2.0%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.8 million for 2010 compared to $0.8 million for 2009. Unamortized debt issuance costs were $1.7 as of December 31, 2010 and $0.4 million as of December 31, 2009.

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

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2010 (in millions):

Year Ending December 31,
2011	$29.3
2012	25.7
2013	20.5
2014	15.8
2015	13.5
2016 and Thereafter	68.4
$173.2

For 2010, 2009 and 2008, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $35.8 million, $34.7 million and $33.8 million, respectively.
Capital Leases
As of December 31, 2010 and 2009, we had approximately $1.0 million and $0.8 million, respectively, of refrigeration and other equipment leased under capital leases, including current maturities.
Contingencies
Litigation
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At December 31, 2010, we were not involved in any material litigation.

9.    Income Taxes
Our income tax provision consists of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$3.8	$7.6	$6.8
State	0.5	(1.9)	0.6
Foreign	—	—	(0.1)
Total current tax provision	$4.3	$5.7	$7.3

Deferred:
Federal	5.1	11.6	(1.6)
State	0.9	2.3	(1.0)
Foreign	(0.8)	(1.1)	—
Total deferred tax (benefit) provision	$5.2	$12.8	$(2.6)

Total income tax provision	$9.5	$18.5	$4.7

A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision follows (in millions):

	Year Ended December 31,
	2010		2009		2008
Federal income tax provision at the statutory rate	$9.5	35.0%	$23.0	35.0%	$7.9	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.2	4.4	2.9	4.4	1.0	4.4
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.5)	(1.8)	(6.0)	(9.1)	(2.5)	(11.1)
Effect of foreign operations	(0.8)	(2.9)	(1.1)	(1.7)	(0.1)	(0.4)
Change in valuation allowances	—	—	—	—	(1.6)	(7.1)
Other, net	0.1	0.2	(0.3)	(0.5)	—	—
Income tax provision	$9.5	34.9%	$18.5	28.1%	$4.7	20.8%

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Employee benefits, including post-retirement benefits	$15.5	$16.8
Trade and other receivables	3.4	3.6
Goodwill and intangibles	1.7	1.3
Self-insurance reserves	0.6	0.6
Minimum tax credits	2.1	—
Other	2.9	2.2
Subtotal	26.2	24.5
Less: valuation allowance	(0.1)	(0.1)
Net deferred tax assets	$26.1	$24.4
Deferred tax liabilities:
Inventories	$7.1	$5.1
Property and equipment	14.8	10.0
Prepaid and deposits	0.5	0.5
Deferred income	0.3	0.6
Other	2.3	1.7
Total deferred tax liabilities	$25.0	$17.9

Total net deferred tax assets	$1.1	$6.5
Net current deferred tax assets	3.3	3.0
Net non-current deferred tax (liabilities) assets	$(2.2)	$3.5

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management's assessment of whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $0.1 million at December 31, 2010 and 2009 related to foreign tax credits, which will expire at various times between 2014 and 2016.
At December 31, 2010, the total gross amount of unrecognized tax benefits, which was included in other tax liabilities related to federal, state and foreign taxes, was approximately $1.2 million, all of which would impact the effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions could impact the total gross amount of unrecognized tax benefits in future years, including $0.2 million through December 31, 2011. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2010, 2009 and 2008 follows (in millions):

	2010	2009	2008
Balance at beginning of year	$1.5	$6.1	$10.2
Lapse of statute of limitations	(0.4)	(4.7)	(3.4)
Other	0.1	0.1	(0.7)
Balance at end of year	$1.2	$1.5	$6.1

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 to
2010 tax years remain subject to examination by federal and state tax authorities. The 2006 tax year is still open for certain state tax authorities. The 2003 to 2010 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.
We recognize interest and penalties on income taxes in income tax expense. At December 31, 2010, we have a liability of $0.7 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.4 million for interest and $0.3 million of penalties.

10.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2010			2009			2008
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$17.7	10.8	$1.64	$47.3	10.5	$4.53	$17.9	10.5	$1.71
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	(0.01)		—	(0.02)		—	—
Stock options		0.2	(0.03)		0.2	(0.07)		0.2	(0.03)
Warrants		0.3	(0.05)		0.2	(0.08)		0.2	(0.04)
Performance shares		—	—		—	(0.01)		—	—
Diluted EPS	$17.7	11.4	$1.55	$47.3	10.9	$4.35	$17.9	10.9	$1.64
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 2010, 2009 and 2008 there were 104,020, 259,777 and 249,453 anti-dilutive options, respectively. There were no anti-dilutive warrants in 2010, 2009 or 2008.
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

The number of Class 6(B) warrants outstanding was 705,894 at the end of 2010, 952,806 at the end of 2009 and 968,628 at the end of 2008. The number of Tranche B warrants outstanding was 126,716 at the end of 2010, 2009 and 2008. The Class 6(B) warrants and the Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of December 31, 2010.

11.    Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the consolidated statements of operations for 2010, 2009 and 2008 was $4.8 million, $5.1 million and $3.9 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.2 million at December 31, 2010. This balance is expected to be recognized over a weighted-average period of 1.7 years.
Employee stock-based compensation expense recognized in 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 82 plan participants that have been awarded grants since the inception of our plans. We issue new shares to satisfy stock option exercises.

Historically, we have maintained five stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors' Equity Incentive Plan, the 2005 Long-Term Incentive Plan, the 2005 Directors' Equity Incentive Plan and the 2007 Long-Term Incentive Plan. During 2010, the 2010 Long-Term Incentive Plan was established.  All shares available for issuance under our historical five plans have been transferred to the 2010 Long-Term Incentive Plan, from which all future awards will be made.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan
-Restricted stock units and options	219,476	$20.32	—
2005 Long-Term Incentive Plan
-Restricted stock units	15,772	$0.01	—
2004 Directors' Equity Incentive Plan	30,000	$15.50	—
2005 Directors' Equity Incentive Plan	15,000	$27.03	—
2007 Long-Term Incentive Plan(1)	559,186	$13.96	—
2010 Long-Term Incentive Plan (1)	—	$—	660,952
______________________________________________
(1)    Includes non-qualified stock options, restricted stock units and performance shares.
2004 Long-Term Incentive Plan
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provides for issuance of up to 1,314,444 shares of non-qualified stock options and restricted stock units to officers and key employees. For option grants, the exercise price equals the fair value of the Company's common stock on the date of grant. For restricted stock grants, the exercise price is fixed at $0.01. Options and restricted stock units vest over a three-year period; one-third of the options and restricted stock units cliff-vest on the first anniversary of the vesting commencement date and the remaining options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. Stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method. No further grants will be made under the 2004 LTIP.
2004 Directors' Equity Incentive Plan
The 2004 Directors' Equity Incentive Plan (“2004 Directors' Plan”) consists of 30,000 non-qualified stock options that have been granted to non-employee Directors of the Company. This plan has terms and vesting requirements similar to those of the 2004 LTIP, except options vest quarterly after the first anniversary of the vesting commencement date. No stock options are available for future issuance.
2005 Long-Term Incentive Plan
The 2005 Long-Term Incentive Plan (“2005 LTIP”) provides for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. No further grants will be made under the 2005 LTIP.
2005 Directors' Equity Incentive Plan
The 2005 Directors' Equity Incentive Plan (“2005 Directors' Plan”) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors' Plan are similar to the 2004 Directors' Plan. No stock options are available for future issuance.

2007 Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provides for the granting of stock options, restricted stock units and performance share awards of up to 1,202,350 shares of our common stock (including treasury shares) to officers, employees and non-employee directors. The majority of awards issued under the 2007 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. No further grants will be made under the 2007 LTIP.

2010 Long-Term Incentive Plan
The 2010 Long-Term Incentive Plan (“2010 LTIP”) provides for the granting of awards of up to 1,115,952 shares of our common stock to officers, employees and non-employee directors. The 2010 LTIP became effective on April 1, 2010. Awards may be made under the 2010 LTIP through March 31, 2020, which is 10 years from the effective date of the 2010 LTIP. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, restricted stock units, other stock-based awards and performance shares. The annual award limits of the 2010 LTIP provide for awards which are limited in any one plan year to 100,000 shares to any one participant. There were no issuances from the 2010 LTIP as of December 31, 2010.
Assumptions Used for Fair Value
We use the Black-Scholes option-pricing model to determine the grant date fair value for each stock option. Option-pricing models require the input of assumptions that are estimated at the date of grant.
The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during 2008 and 2009. There were no stock options granted in 2010. Restricted stock units and performance shares were valued at the fair market value of our stock at date of grant.

	Year Ended December 31,
	2010	2009	2008
Expected life (years)	—	4.0	4.0
Risk-free interest rate	—	1.12%	2.55%
Volatility	—	44%	35%
Dividend yield	—	—	—
Weighted-average fair value per share of grants:
Stock options	$—	$7.14	$8.45
Restricted stock units	$31.57	$19.18	$25.80
Performance shares	$—	$19.18	$25.80
______________________________________________

The expected volatility of our stock is based on the implied volatilities of publicly traded options to buy our stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the plans for the year ended December 31, 2010:

		December 31, 2009		Activity during 2010						December 31, 2010
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	11,929	$0.01	—	$—	(10,708)	$0.01	—	$—	1,221	$0.01	1,221	$0.01
	Options	480,267	17.81	—	—	(261,012)	15.54	(1,000)	36.03	218,255	20.44	217,404	20.44
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	22,111	0.01	—	—	(6,339)	0.01	—	—	15,772	0.01	15,727	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	192,164	0.01	148,586	0.01	(119,965)	0.01	(2,836)	0.01	217,949	0.01	30,421	0.01
	Options	332,905	25.01	—	—	(21,057)	21.30	(3,065)	24.10	308,783	25.28	266,113	26.25
	Perf. shares	80,665	0.01	—	—	(48,211)	0.01	—	—	32,454	0.01	8,456	0.01
Total		1,165,041		148,586		(467,292)		(6,901)		839,434		584,342
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 LTIP is for officers, employees and non-employee directors.
The aggregate intrinsic value of stock options exercised in 2010, 2009 and 2008 was approximately $4.7 million, $1.4 million and $2.1 million, respectively. The aggregate intrinsic value of restricted stock units exercised in 2010, 2009 and 2008 was approximately $4.2 million, $2.9 million and $3.1 million, respectively. The aggregate intrinsic value of performance shares exercised in 2010, 2009 and 2008 was approximately $1.5 million, $0.4 million and less than $0.1 million, respectively.

The following table summarizes stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2010:

		December 31, 2010
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	RSUs	1,221	—	—	—	$43	$—
	Options	217,404	820	1.3	5.1	3,315	13
2004 Directors’ Plan	Options	30,000	—	0.6	—	603	—
2005 LTIP	RSUs	15,727	43	—	—	560	2
2005 Directors’ Plan	Options	15,000	—	1.6	—	128	—
2007 LTIP	RSUs	30,421	180,702	—	—	1,082	6,429
	Options	266,113	41,117	4.3	5.1	2,569	674
	Perf. shares	8,456	23,124	—	—	301	823
Total		584,342	245,806			$8,601	$7,941
______________________________________________
(1)    Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2010 of $35.59, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.
(2)    Options and restricted stock units that are expected to vest are net of estimated future forfeitures.
The aggregate fair value of options vested in 2010, 2009 and 2008 was approximately $5.5 million, $4.3 million and $1.6 million, respectively. The aggregate fair value of restricted stock units vested in 2010, 2009 and 2008 was approximately $4.7 million, $3.6 million and $1.4 million, respectively. The aggregate fair value of performance shares vested in 2010, 2009 and 2008 was approximately $2.0 million, $0.6 million and $0.1 million, respectively.

12.    Employee Benefit Plans
Pension Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, "the Pension Plans") for employees hired before September 1986. There have been no new entrants to the Pension Plans after those benefit plans were frozen on September 30, 1989.
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

Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses, are amortized over the average future life expectancy of inactive participants for the defined-benefit plan, and expected average remaining service life of active participants for the post-retirement benefit plan.
The following tables provide a reconciliation of the changes in the Pension Plans' benefit obligation and fair value of assets over the two-year period ending December 31, 2010 and a statement of the funded status for the year ended December 31, 2010 and 2009 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Change in Benefit Obligation:
Obligation at beginning of period	$35.2	$34.9	$4.4	$6.6
Interest cost	1.9	2.0	0.2	0.5
Actuarial loss (gain)	0.3	1.5	(0.2)	1.2
Benefit payments	(2.3)	(3.2)	(0.3)	(0.1)
Change in plan provision	0.3	—	—	(0.4)
Curtailment gain	—	—	—	(3.4)
Benefit obligation at end of period	$35.4	$35.2	$4.1	$4.4

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$23.6	$22.1	$—	$—
Actual return on plan assets	2.2	4.5	—	—
Employer contributions	3.4	0.2	0.3	0.1
Benefit payments	(2.3)	(3.2)	(0.3)	(0.1)
Fair value of pension plan assets at end of period	$26.9	$23.6	$—	$—

Funded Status:
Funded status	$(8.5)	$(11.6)	$(4.1)	$(4.4)
During 2010, the Company made contributions of $3.4 million to the defined-benefit pension plan, which was the primary reason for the decrease in the underfunded status of the pension plan from 2009 to 2010. In addition, the actual return on our pension plan assets was $2.2 million in 2010, which exceeded the $1.7 million expected return. In 2009, the expected return on pension plan assets was a gain of $1.5 million compared to a realized gain of $4.5 million due primarily to an improvement in the financial markets following the economic recession in 2008.
In addition, during 2009 the Company implemented changes to medical benefits in the post-retirement benefit plan. The most significant change to the plan was the removal of the Company's subsidy of medical premiums for future retirees which curtailed future benefits for those participants. As a result of this change, the future obligations related to the plan were reduced by $3.4 million and we recorded a net curtailment gain of $0.8 million in 2009.
The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31, 2010	December 31, 2009
Projected benefit obligation	$35.4	$35.2
Accumulated benefit obligation	35.4	35.2
Fair value of pension plan assets	26.9	23.6

The following table provides components of the net periodic pension cost (in millions):

	2010	2009	2008
Interest cost	$1.9	$2.0	$2.2
Expected return on plan assets	(1.7)	(1.5)	(2.3)
Amortization of net actuarial loss	0.2	0.3	—
Net periodic benefit cost	$0.4	$0.8	$(0.1)

The following table provides components of the net periodic other benefit cost (in millions):

	2010	2009	2008
Interest cost	$0.2	$0.5	$0.4
Amortization of net actuarial loss	—	0.3	0.1
Amortization of prior service cost	(0.1)	—	—
Curtailment gain, net	—	(0.8)	—
Net periodic other benefit cost	$0.1	$—	$0.5
The prior-service costs, which include interest, are amortized on a straight-line basis over the average future life expectancy of inactive participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. Our measurement date was on December 31, 2010. We estimated that average future life expectancy is 23.3 years for the pension benefit plan and remaining service life of active participants is 6.0 years for the post-retirement benefit plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Benefit Obligations:
Discount rate	5.04%	5.58%	5.08%	5.88%

Net Periodic Benefit Costs:
Discount rate	5.73%	6.26%	5.88%	6.07%
Expected return on assets	7.35%	7.35%	—%	—%

The weighted-average discount rates used to determine the Pension Plan's obligations and expenses are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. At December 31, 2010, our discount rates were 5.04% and 5.08% related to our pension and post-retirement plan benefit obligations, respectively, compared with 5.58% and 5.88%, respectively, at December 31, 2009. The decrease in the discount rate for 2010 was due primarily to lower bond yields.

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
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the post-retirement benefit plans are as follows:

	December 31, 2010	December 31, 2009
Assumed current trend rate for next year	6.50%	7.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2011

A 1% change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.4	$(0.3)
Plan Assets:
The Company's overall investment strategy is to produce a total investment return which will satisfy future annual cash benefit payments to participants, while minimizing future contributions from the Company. Additionally, our asset allocation strategy is intended to diversify plan assets to minimize non-systematic risk and provide reasonable assurance that no single security or class of security will have a disproportionate impact on the Pension Plans.
Our investment guidelines allocation ranges are: 0-20% cash, 50-70% equity and 30-50% fixed income. Our investment guidelines also set forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual security.
The fair value measurements of the Pension Plans' assets by asset category at December 31, 2010 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3.1	$3.1	$—	$—
Equity securities
Mutual funds	6.5	6.5	—	—
Other equity securities, primarily U.S. companies	8.5	8.5	—	—
Government securities	2.4	2.4	—	—
Corporate and muni bonds
Other bonds	2.5	2.5	—	—
Mutual funds	0.5	0.5	—	—
Group annuity contract	3.4	—	3.4	—
Total	$26.9	$23.5	$3.4	$—
Debt and equity securities are recorded at their fair market value each year-end as determined by quoted closing market prices on national securities exchanges or other markets, as applicable. The group annuity consists primarily of investment grade fixed income securities. The participating annuity contract is valued based on discounted cash flows of current yields of similar securities with comparable duration based on the underlying fixed income investments.
We expect to contribute at least $1.2 million and $0.3 million to our pension plan and post-retirements benefits plan, respectively, in 2011.

Estimated future benefit payments reflecting future service are as follows (in millions):

Year ended December 31,	Pension	Other Post-retirement
2011	$2.6	$0.3
2012	2.8	0.3
2013	2.6	0.3
2014	2.8	0.3
2015	2.6	0.3
2016 through 2020	14.1	1.5
Amounts recognized in the consolidated statements of stockholders' equity and comprehensive income (in millions):

	Pension After Tax	Other Post-retirement Benefits After Tax
Net (loss) during 2008	$(5.6)	$(0.2)
Net gain during 2009	1.1	1.3
Net gain during 2010	0.2	—

Amounts recognized in the consolidated balance sheets (in millions):

Year ended December 31, 2009	Pension	Other Post-retirement
Current liabilities	$—	$(0.3)
Non-current liabilities	(11.6)	(4.1)
Total	$(11.6)	$(4.4)

Year ended December 31, 2010	Pension	Other Post-retirement
Current liabilities	$—	$(0.3)
Non-current liabilities	(8.5)	(3.8)
Total	$(8.5)	$(4.1)
Expected amortizations for the year ending December 31, 2011 (in millions):

	Pension	Other Post-retirement
Expected amortization of net loss	$0.2	$—
Expected amortization of prior service cost (credit)	—	(0.1)
Total expected amortizations for the year ending December 31, 2011	$0.2	$(0.1)
Savings Plans
We maintain defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the fiscal year ended December 31, 2010, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $16,500. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees could elect to contribute up to a maximum of $22,000 Canadian dollars. Under the 401(k) plan, we match 100% of U.S. employee contributions up to 2% of base salary and match 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, we match 50% of employee contributions up to 3% of base salary. For the year ended December 31, 2010, we made matching payments of approximately $2.3 million.

13.    Repurchase of Common Stock
In March 2008, our Board of Directors authorized a share repurchase program of up to $30 million to repurchase shares of our common stock in the open market or in privately negotiated transactions subject to market conditions. The number of shares to be repurchased and the timing of the purchases will be based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. We funded repurchases under the program and plan to fund any future repurchases, from available cash. As of December 31, 2010, there was $16.8 million available for future share repurchases under the program. Upon execution of the Third Amendment to our Credit Facility in February 2010, our limit for future share repurchases was re-established at $30 million.
During the year ended December 31, 2010, no shares of common stock were repurchased. During the year ended December 31, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million. During the year ended December 31, 2008, we repurchased 396,716 shares of common stock under the share repurchase program at an average price of $27.66 per share for a total cost of $11.0 million.

14.    Quarterly Financial Data (Unaudited)
The tables below provide our unaudited consolidated results of operations for each of the four quarters in 2010 and 2009:

	Three Months Ended
	(unaudited)
	(in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2010		2010		2010		2010
Net sales — Cigarettes (1)	$1,321.5		$1,400.9		$1,283.5		$1,113.8
Net sales — Food/non-food (1)	535.3		592.7		550.8		468.3
Net sales (1)	1,856.8		1,993.6		1,834.3		1,582.1
Cost of goods sold	1,762.5		1,887.5		1,737.2		1,494.3
Gross profit	94.3		106.1	(2)	97.1		87.8	(3)
Warehousing and distribution expenses (4)	54.8		55.8		52.1		49.1
Selling, general and administrative expenses (5)	38.7	(5)	36.2	(5)	32.2	(5)	35.4
Amortization of intangible assets	0.6		0.5		0.5		0.5
Total operating expenses	94.1		92.5		84.8		85.0
Income from operations	0.2		13.6		12.3		2.8
Interest expense (6)	(0.7)		(0.8)		(0.5)		(0.6)
Interest income	0.1		0.2		0.1		—
Foreign currency gains (losses), net	0.7		0.4		(0.8)		0.2
Income before income taxes	0.3		13.4		11.1		2.4
Income tax (provision) benefit	0.6		(4.7)		(4.4)		(1.0)
Net income	0.9		8.7		6.7		1.4
Basic net income per share (7)	$0.08		$0.81		$0.62		$0.13
Diluted net income per share (7)	$0.08		$0.78		$0.59		$0.12
Shares used to compute basic net income
per share	11.0		10.8		10.8		10.7
Shares used to compute diluted net income
per share	11.7		11.3		11.3		11.4

Excise taxes (1)	$464.8		$492.7		$429.4		$369.6
Cigarette inventory holding profits (8)	3.1		—		2.4		0.6
LIFO expense	8.8		2.9		3.6		1.3
Depreciation and amortization	5.3		4.9		4.8		4.7
Stock-based compensation	1.1		1.1		1.2		1.4
Capital expenditures	4.6		3.8		2.5		3.0
______________________________________________
(1)    Excise taxes are included as a component of net sales.
(2)    Includes an out of period adjustment of $1.1 million related to the recognition of deferred vendor income, of which $0.7 million related to prior years. The adjustment is immaterial to any prior period.
(3)    Includes a $0.6 million OTP tax gain resulting from a state tax method change which was recorded as a reduction of cost of goods sold during the first quarter of 2010.
(4)    Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold which presentation may differ from that of other registrants.
(5)    SG&A expenses include integration costs related to the acquisition of FDI, consisting of $1.5 million in Q4, $1.2 million in Q3 and $0.1 million in Q2. SG&A expenses also include costs related to the settlement of Fleming legacy insurance claims of $0.6 million in Q4 and $1.0 million in Q2, as well as $0.3 million and $0.8 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers in Q3 and Q4, respectively.
(6)    Includes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2010.
(7)    Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(8)    Cigarette inventory holding profits relate to increases in manufacturer prices.

	Three Months Ended
	(unaudited)
	(in millions, except per share data)
	December 31,	September 30,		June 30,		March 31,
	2009	2009		2009		2009
Net sales — Cigarettes (1)	$1,173.7	$1,250.1		$1,209.1		$956.2
Net sales — Food/non-food (1)	478.2	526.0		502.7		435.6
Net sales (1)	1,651.9	1,776.1		1,711.8		1,391.8
Cost of goods sold	1,557.8	1,674.2		1,624.3		1,273.7
Gross profit	94.1	101.9	(2)	87.5	(3)	118.1
Warehousing and distribution expenses (4)	51.0	51.1		50.2		45.0
Selling, general and administrative expenses (5)	34.0	34.2		32.1	(5)	37.0	(5)
Amortization of intangible assets	0.4	0.5		0.5		0.6
Total operating expenses	85.4	85.8		82.8		82.6
Income from operations	8.7	16.1		4.7		35.5
Interest expense (6)	(0.4)	(0.4)		(0.4)		(0.5)
Interest income	0.1	—		0.1		0.1
Foreign currency gains (losses), net	0.2	0.4		2.4		(0.8)
Income before income taxes	8.6	16.1		6.8		34.3
Income tax provision	(0.1)	(4.8)		(2.6)		(11.0)
Net income	8.5	11.3		4.2	(3)	23.3	(7)
Basic net income per share (8)	$0.82	$1.08		$0.40	(3)	$2.22	(7)
Diluted net income per share (8)	$0.76	$1.02		$0.39	(3)	$2.20	(7)
Shares used to compute basic net income
per share	10.5	10.5		10.5		10.5
Shares used to compute diluted net income
per share	11.1	11.0		10.8		10.6

Excise taxes (1)	$390.2	$412.1		$385.8		$327.9
Cigarette inventory holding profits (losses) (9)	1.5	(0.1)		0.4		34.9	(7)
LIFO expense	1.4	0.2		2.1		3.0
Depreciation and amortization	5.1	4.5		4.6		4.5
Stock-based compensation	1.2	1.4		1.3		1.2
Capital expenditures	7.6	5.2		3.5		4.8
______________________________________________
(1)    Excise taxes are included as a component of net sales.
(2)     Includes a $0.6 million OTP net tax refund which was recorded as a reduction of cost of goods sold during the third quarter of 2009.
(3)     Gross profit for the second quarter ended June 30, 2009 was negatively impacted by $11.5 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.
(4)    Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold which presentation may differ from that of other registrants.
(5)    SG&A expenses include $0.8 million and $0.1 million of costs related to the integration of our New England division onto our information systems platform in Q1 and Q2, respectively.
(6)    Includes amortization of debt issuance costs, of approximately $0.1 million for each quarter in 2009.
(7)    We realized significant cigarette holding profits in the first quarter ended March 31, 2009, due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal tax mandated by the SCHIP legislation.
(8)    Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.
(9)    Cigarette inventory holding profits relate to increases in manufacturer prices and excise taxes.

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
As of December 31, 2010, we operated 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
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
Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 -- Summary of Significant Accounting Policies. Inter-segment revenues are not significant and no single customer accounted for 10% or more of our total revenues.

Information about our business operations based on the two geographic reporting segments is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Net sales:
United States (1)	$6,086.3	$5,519.2	$5,082.3
Canada	1,158.0	992.9	935.8
Corporate adjustments and eliminations	22.5	19.5	26.8
Total	$7,266.8	$6,531.6	$6,044.9

Income (loss) before income taxes:
United States (2)	$35.6	$70.0	$34.9
Canada	(4.7)	(3.2)	(5.6)
Corporate adjustments and eliminations	(3.7)	(1.0)	(6.7)
Total	$27.2	$65.8	$22.6

Interest expense:
United States	$24.3	$20.9	$20.6
Canada	0.9	0.8	0.9
Corporate adjustments and eliminations	(22.6)	(20.0)	(19.3)
Total	$2.6	$1.7	$2.2

Interest income:
United States	$0.1	$0.1	$0.1
Canada	0.1	0.1	0.1
Corporate adjustments and eliminations	0.2	0.1	0.8
Total	$0.4	$0.3	$1.0

Depreciation and amortization:
United States	$13.9	$13.3	$12.4
Canada	2.7	2.4	2.0
Corporate adjustments and eliminations	3.1	3.0	3.0
Total	$19.7	$18.7	$17.4
______________________________________________
(1)     Net cigarette sales for 2010 include approximately $105.9 million of increased sales resulting from manufacturers' cigarette price increases in response to SCHIP legislation, compared to the same period in 2009. Net cigarette sales for 2009 include approximately $534.0 million of increased sales related to SCHIP legislation, compared to the same period in 2008.
(2)     Includes $25.2 million of income for 2009, consisting of $36.7 million of cigarette holding profits due primarily to manufacturers' price increases in response to the SCHIP legislation, less $11.5 million of federal excise floor taxes.

Identifiable assets by geographic reporting segments are as follows (in millions):

	December 31, 2010	December 31, 2009
Identifiable assets:
United States	$590.2	$575.8
Canada	118.6	102.1
Total	$708.8	$677.9

The net sales mix for our primary product categories is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes (1)	$5,119.7	$4,589.1	$4,124.8
Food	840.9	738.0	710.1
Candy	426.0	405.0	401.3
Other tobacco products	503.6	434.0	402.7
Health, beauty & general	220.6	209.5	220.1
Non-alcoholic beverages	152.0	151.7	180.9
Equipment/other	4.0	4.3	5.0
Total food/non-food products	2,147.1	1,942.5	1,920.1
Total net sales	$7,266.8	$6,531.6	$6,044.9
______________________________________________
(1)     Net cigarette sales for 2010 include approximately $105.9 million of increased sales compared to the same period in 2009 resulting from manufacturers' cigarette price increases in March of 2009 which were in response to SCHIP legislation. Net cigarette sales for 2009 include approximately $534.0 million of increased sales related to SCHIP compared to the same period in 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9. A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9. B.    OTHER INFORMATION
None.

PART III
ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
2.1
Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on August 18, 2008).

4.1	Form of Class 6(B) Warrant (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.2	2004 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.4	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.5	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 23, 2007).

10.6	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 9, 2007).

10.7	2010 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 13, 2010).

10.8
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 12, 2009).

10.9
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc.
2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current
Report on Form 8-K filed on July 6, 2007).

10.10
Form of Management Option Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2009).

10.11
Form of Management Performance Share Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2009).

10.12
Form of Management Restricted Stock Unit Award Agreement for January 2009 and 2010 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2009).

Exhibit No.	Description
10.13
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.14
Form of Management Performance Share Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.15
Form of Management Restricted Stock Unit Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.16	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.17	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.18
Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.19
Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form 10 filed on October 21, 2005).

10.20
First Amendment to Credit Agreement, dated December 4, 2007, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed on March 12, 2009).

10.21
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

10.22
Third Amendment to Credit Agreement, dated February 2, 2010, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 5, 2010).

10.23
Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form 10 filed on October 21, 2005).

10.24	Waiver Letter, dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 3, 2006).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

Exhibit No.	Description
14.1	Core-Mark Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K filed on April 14, 2006).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: March 15, 2011	By:	/s/ J. MICHAEL WALSH
J. Michael Walsh
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ J. MICHAEL WALSH	President, Chief Executive Officer and	March 15, 2011
J. Michael Walsh	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Chief Financial Officer (Principal	March 15, 2011
Stacy Loretz-Congdon	Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	March 15, 2011
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 15, 2011
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 15, 2011
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 15, 2011
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 15, 2011
Gary F. Colter

/S/ L. WILLIAM KRAUSE	Director	March 15, 2011
L. William Krause

/S/ HARVEY L. TEPNER	Director	March 15, 2011
Harvey L. Tepner

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2008
Allowances for:
Trade receivables	$9,292	$1,641	$(2,313)	$197	$8,817
Inventory reserves	757	9,731	(9,859)	—	629
	$10,049	$11,372	$(12,172)	$197	$9,446

Year Ended December 31, 2009
Allowances for:
Trade receivables	$8,817	$1,751	$(1,508)	$34	$9,094
Inventory reserves	629	10,158	(9,628)	—	1,159
	$9,446	$11,909	$(11,136)	$34	$10,253

Year Ended December 31, 2010
Allowances for:
Trade receivables	$9,094	$1,371	$(2,420)	$615	$8,660
Inventory reserves	1,159	9,893	(9,940)	32	1,144
	$10,253	$11,264	$(12,360)	$647	$9,804