Form 10-Q
period 2011-03-31
Core-Mark Holding Company, Inc.
filed 2011-05-09
CIK 1318084

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(650) 589-9445
(Registrant's telephone number, including area code)

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
     Yes  ☐    No  ☒
As of April 29, 2011, 11,389,557 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$41.2	$16.1
Restricted cash	13.5	12.8
Accounts receivable, net of allowance for doubtful accounts of $8.8 and $8.7,
respectively	179.0	179.3
Other receivables, net	40.4	43.5
Inventories, net (Note 2)	255.0	290.7
Deposits and prepayments	44.8	42.2
Deferred income taxes	4.3	3.6
Total current assets	578.2	588.2
Property and equipment, net	82.8	84.7
Goodwill	4.6	4.6
Other non-current assets, net	34.0	31.3
Total assets	$699.6	$708.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75.7	$57.3
Book overdrafts	—	6.5
Cigarette and tobacco taxes payable	138.5	166.8
Accrued liabilities	69.7	66.8
Deferred income taxes	0.3	0.3
Total current liabilities	284.2	297.7
Long-term debt (Note 4)	0.7	0.8
Other long-term liabilities	4.5	4.7
Claims liabilities, net	30.9	30.6
Pension liabilities	12.3	12.3
Total liabilities	332.6	346.1
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 11,871,827 and 11,613,525 shares issued; 11,376,465 and 11,118,163 shares
outstanding at March 31, 2011 and December 31, 2010, respectively)	0.1	0.1
Additional paid-in capital	232.9	229.6
Treasury stock at cost (495,362 shares of common stock at March 31, 2011 and
December 31, 2010)	(13.2)	(13.2)
Retained earnings	147.8	147.3
Accumulated other comprehensive loss	(0.6)	(1.1)
Total stockholders’ equity	367.0	362.7
Total liabilities and stockholders’ equity	$699.6	$708.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,722.5	$1,582.1
Cost of goods sold	1,630.2	1,494.3
Gross profit	92.3	87.8
Warehousing and distribution expenses	53.9	49.1
Selling, general and administrative expenses	36.7	35.4
Amortization of intangible assets	0.5	0.5
Total operating expenses	91.1	85.0
Income from operations	1.2	2.8
Interest expense	(0.6)	(0.6)
Interest income	0.1	—
Foreign currency transaction gains, net	0.6	0.2
Income before income taxes	1.3	2.4
Provision for income taxes (Note 5)	(0.8)	(1.0)
Net income	$0.5	$1.4

Basic net income per common share (Note 6)	$0.04	$0.13
Diluted net income per common share (Note 6)	$0.04	$0.12

Basic weighted-average shares (Note 6)	11.3	10.7
Diluted weighted-average shares (Note 6)	11.8	11.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$0.5	$1.4
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.7	1.2
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.3	1.4
Bad debt expense, net	0.3	0.2
Depreciation and amortization	5.1	4.7
Foreign currency transaction gains, net	(0.6)	(0.2)
Deferred income taxes	(0.7)	—
Changes in operating assets and liabilities:
Accounts receivable	0.5	(2.3)
Other receivables	3.2	4.0
Inventories	34.2	63.9
Deposits, prepayments and other non-current assets	(6.6)	8.6
Accounts payable	18.1	13.3
Cigarette and tobacco taxes payable	(29.3)	(10.2)
Pension, claims and other accrued liabilities	2.3	(1.2)
Net cash provided by operating activities	31.1	84.9
Cash flows from investing activities:
Restricted cash	(0.4)	(2.3)
Additions to property and equipment, net	(1.3)	(3.0)
Capitalization of software	—	(0.2)
Net cash used in investing activities	(1.7)	(5.5)
Cash flows from financing activities:
Repayments under revolving credit facility, net	—	(19.2)
Payments of financing costs	—	(1.8)
Proceeds from exercise of common stock options and warrants	2.0	1.8
Tax withholdings related to net share settlements of restricted stock units	(0.6)	(0.5)
Excess tax deductions associated with stock-based compensation	0.6	0.5
Decrease in book overdrafts	(6.5)	(19.4)
Net cash used in financing activities	(4.5)	(38.6)
Effects of changes in foreign exchange rates	0.2	(0.2)
Increase in cash and cash equivalents	25.1	40.6
Cash and cash equivalents, beginning of period	16.1	17.7
Cash and cash equivalents, end of period	$41.2	$58.3
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net of refunds	$—	$0.3
Interest	$0.5	$0.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 26,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada. Following the acquisition of Forrest City Grocery Company on May 2, 2011, discussed in Note 10 -- Subsequent Event, the number of distribution centers we operate increased to 25 and our customer locations increased to approximately 28,000.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements, which are included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010.

2. Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $62.5 million higher at March 31, 2011, compared to $59.7 million higher at December 31, 2010. We recorded LIFO expense of $2.9 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

3. Comprehensive Income
Comprehensive income for the three months ended March 31, 2011 and 2010 was as follows (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Net income	$0.5	$1.4
Minimum pension liability adjustment	—	(0.2)
Foreign currency translation adjustment	0.5	0.6
Total comprehensive income	$1.0	$1.8

4. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of our capital lease obligations of $0.7 million as of March 31, 2011 compared to $0.8 million as of December 31, 2010.
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility for two additional years, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR borrowings. The basis points added to LIBOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which will be amortized over the term of the amendment.
 We did not borrow monies under the Credit Facility during the three months ended March 31, 2011. For the same period in 2010, average borrowings were $6.8 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2010 was 2.5%. Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.5 million during the three months ended March 31, 2011, compared to $0.4 million for the same period in 2010. Unamortized debt issuance costs were $1.6 million and $1.7 million as of March 31, 2011 and December 31, 2010, respectively.
Amounts borrowed, outstanding letters of credit and remaining amounts available to borrow under the Credit Facility, net of exposure reserves, were as follows (dollars in millions):

	March 31,	December 31,
	2011	2010
Amounts borrowed	$—	$—
Outstanding letters of credit	$27.1	$26.2
Amounts available to borrow	$163.3	$161.4

All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2011, we were in compliance with all of the covenants under the Credit Facility.

5. Income Taxes
Our effective tax rate was 61.5% for the three months ended March 31, 2011 compared to 41.7% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of Forrest City Grocery Company, completed on May 2, 2011, added approximately 20% to our effective tax rate for the first quarter of 2011. We did not recognize any similar costs in the first quarter of 2010. We currently expect our effective tax rate to approximate 42% for 2011.
At March 31, 2011, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.2 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.3 million through March 31, 2012.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 to 2010 tax years remain subject to examination by federal and state tax authorities. The 2006 tax year is still open for certain state tax authorities. The 2003 to 2010 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$0.5	11.3	$0.04	$1.4	10.7	$0.13
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	—		0.1	—
Stock options		0.1	—		0.2	—
Warrants		0.3	—		0.4	(0.01)
Diluted EPS	$0.5	11.8	$0.04	$1.4	11.4	$0.12
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options and warrants to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 104,020 anti-dilutive stock options for the three months ended March 31, 2011, compared to 105,343 for the same period in 2010. There were no anti-dilutive warrants for either the three months ended March 31, 2011 or March 31, 2010.
In 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants have an exercise price of $20.93 per share. The shares of common stock and Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants have an exercise price of $15.50 per share. Both the Class 6(B) and Tranche B warrants may be exercised at the election of the holder at any time prior to August 23, 2011, at which time any outstanding warrants will be net issued.
The number of Class 6(B) warrants outstanding was 473,438 as of March 31, 2011 and 901,496 as of March 31, 2010. The number of Tranche B warrants outstanding was 126,716 as of March 31, 2011 and March 31, 2010. The Class 6(B) warrants and Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants as of March 31, 2011 and March 31, 2010.

7. Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the condensed consolidated statements of income was $1.3 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $8.3 million at March 31, 2011. This balance is expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended March 31, 2011, we granted 137,532 restricted stock units to employees and non-employee directors from the 2010 Long Term Incentive Plan ("LTIP") at a weighted-average grant date fair value of $34.12, compared to 148,586 restricted stock units from the 2007 LTIP at a weighted-average grant date fair value of $31.57 for the same period in 2010. During the three months ended March 31, 2011, we also granted 28,192 performance-based shares to employees from the 2010 LTIP at the same weighted-average grant date fair value of $34.12. No performance-based shares were granted during the same period in 2010. The weighted-average grant date fair value is based on the fair market value of our common stock at the date of grant.

The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the LTIPs for the three months ended March 31, 2011:

		December 31, 2010		Activity during 2011						March 31, 2011
		Outstanding		Granted		Exercised		Canceled/Reclass		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	1,221	$0.01	—	$—	(1,032)	$0.01	—	$—	189	$0.01	189	$0.01
	Options	218,255	20.44	—	—	(60,853)	15.52	—	—	157,402	22.34	156,765	22.35
2004 Directors’ Plan	Options	30,000	15.50	—	—	—	—	—	—	30,000	15.50	30,000	15.50
2005 LTIP	RSUs	15,772	0.01	—	—	(12,685)	0.01	—	—	3,087	0.01	3,053	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	217,949	0.01	—	—	(79,908)	0.01	—	—	138,041	0.01	25,229	0.01
	Options	308,783	25.28	—	—	(2,764)	21.36	—	—	306,019	25.31	274,010	26.03
	Perf. shares	32,454	0.01	—	—	(7,407)	0.01	—	—	25,047	0.01	7,043	0.01
2010 LTIP (1)	RSUs	—	—	137,532	0.01	—	—	—	—	137,532	0.01	—	—
	Perf. shares	—	—	28,192	0.01	—	—	—	—	28,192	0.01	—	—
Total		839,434		165,724		(164,649)		—		840,509		511,289
Note: Price is weighted-average price per share.
_______________________________________
(1) The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

8. Pension Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan which includes medical and life insurance benefits (collectively, "the Pension Plans") for employees hired before September 1986. There have been no new entrants to the Pension Plans since they were frozen on September 30, 1989.
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
The following table provides the components of the net periodic pension benefit costs for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
PENSION BENEFITS
Interest cost	$0.4	$0.5
Expected return on plan assets	(0.5)	(0.4)
Amortization of net actuarial loss	0.1	—
Net periodic benefit cost	$—	$0.1

Components of the net periodic benefit costs associated with our other post-retirement benefit plan included service and interest costs and amortization of prior service costs, all of which were less than $0.1 million for both the three months ended March 31, 2011 and 2010.
We made no contributions to the Pension Plans during the three months ended March 31, 2011 and less than $0.1 million during the same period in 2010. We expect to contribute a total of approximately $1.2 million to the Pension Plans during 2011.

9. Segment and Geographic Information
As of March 31, 2011, we operated 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments (U.S. and Canada). Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Inter-segment revenues were not significant and no single customer accounted for 10% or more of our total net sales for the three months ended March 31, 2011 or 2010.
Information about our business operations based on the two geographic reporting segments is as follows (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Net sales:
United States	$1,451.6	$1,324.5
Canada	269.3	254.4
Corporate adjustments and eliminations	1.6	3.2
Total	$1,722.5	$1,582.1

Income (loss) before income taxes:
United States	$2.4	$1.8
Canada	(1.3)	(0.9)
Corporate adjustments and eliminations	0.2	1.5
Total	$1.3	$2.4

Interest expense:
United States	$5.0	$5.7
Canada	0.3	0.3
Corporate adjustments and eliminations	(4.7)	(5.4)
Total	$0.6	$0.6

Depreciation and amortization:
United States	$3.6	$3.3
Canada	0.7	0.7
Corporate	0.8	0.7
Total	$5.1	$4.7

Identifiable assets by geographic reporting segment are as follows (dollars in millions):

	March 31,	December 31,
	2011	2010
Identifiable assets:
United States	$604.9	$590.2
Canada	94.7	118.6
Total	$699.6	$708.8

The net sales mix for our primary product categories is as follows (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Product Category	Net Sales	Net Sales
Cigarettes	$1,223.0	$1,113.8
Food	200.7	181.5
Candy	103.6	99.3
Other tobacco products	122.0	110.2
Health, beauty & general	54.0	50.6
Non-alcoholic beverages	18.4	25.9
Equipment/other	0.8	0.8
Total food/non-food products	$499.5	$468.3
Total net sales	$1,722.5	$1,582.1

10. Subsequent Event

On April 5, 2011, we entered into a definitive agreement to acquire Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas. FCGC is a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states with annualized sales of approximately $540 million and assets of approximately $43 million, consisting primarily of accounts receivable, inventory and fixed assets. The acquisition was completed on May 2, 2011 and FCGC thereafter became a subsidiary of Core-Mark. The purchase price for FCGC was approximately $66 million. The purchase price includes an estimated $23 million of goodwill and other intangibles subject to the valuation of its assets and the final purchase price allocation.  The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The financial results of  FCGC's operations will be included in our consolidated financial statements beginning on the date of acquisition.  This acquisition will allow us to increase our infrastructure and market share in the southeastern U.S.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 26,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, bread, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 24 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada. Following the acquisition of Forrest City Grocery Company discussed below, which closed on May 2, 2011, the number of distribution centers we operate increased to 25 and our customer locations increased to approximately 28,000.
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

First Quarter Overview

Net sales for the first quarter of 2011 increased $140.4 million, or 8.9%, to $1,722.5 million compared to $1,582.1 million for the same period in 2010, driven by a 9.8% increase in our cigarette sales and a 6.7% increase in our food/non-food sales. Excluding the impact of fluctuations in foreign currency, total net sales increased 8.0%. The largest driver of this increase was the addition of Finkle Distributors, Inc. (“FDI”), who we acquired in the third quarter of 2010. In addition, net sales increased due to inflation in excise taxes, one additional selling day compared with the first quarter of 2010 and market share gains. Food continued to be the fastest growing category of the food/non-food product lines benefiting from the success of our marketing initiatives that focus on fresh foods and vendor consolidation (“VCI”). The sales increase in our food/non-food products was achieved despite a significant decline in non-alcoholic beverages resulting from a change in the marketing and distribution methods by a sports drink manufacturer at the beginning of 2011.
Although our sales grew during the quarter, we continue to monitor current macroeconomic conditions, including consumer confidence, spending, employment and inflation/deflation levels. A significant change in macroeconomic conditions could materially impact our operating results.
Our cigarette carton sales in both the U.S. and Canada increased slightly on a comparable basis for the first quarter of 2011. Longer term, we expect cigarette consumption may be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect to offset the impact of these declines through market share expansion and growth in our non-cigarette categories.
Our remaining gross profit1 increased $5.6 million, or 6.4%, to $93.5 million during the first quarter of 2011 from $87.9 million in the same period last year. Our cigarette remaining gross profit, on a cents per carton basis, continued to show strength as it increased two cents per carton compared with the first quarter last year. More importantly, remaining gross profit margin1 for our food/non-food products, which has been improving since the third quarter of 2010, increased 7 basis points to 14.06% compared with the first quarter of 2010 excluding the impact of excise taxes. We expect to continue to make progress toward restoring margins which were negatively impacted by competitive pressures that began toward the end of the first quarter of 2010 and continued through the second quarter last year. A return of meaningful product inflation and/or manufacturer promotions, coupled with market share expansion could accelerate this recovery. The convenience retail industry continues to move towards fresh foods, a more efficient supply chain and flexibility of service, and we believe we are in a strong position to capitalize on these market trends. We believe the margins in these fresh foods will continue to improve and are not significantly impacted by the
______________________________________________
1    Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit and related margins.

competitive pricing pressures which have affected the more traditional categories.
Operating income, excluding cigarette holding gains, LIFO expense, other tobacco products ("OTP") tax gains and acquisition costs related to Forrest City Grocery Company ("FCGC"), which was completed on May 2, 2011, was $3.1 million for the first quarter of 2011 compared to $2.9 million during the same period in 2010. Operating income for the first quarter was positively impacted by operating expense leverage of approximately 12 basis points excluding the FCGC acquisition costs. This leverage was achieved despite a $1.1 million increase in net fuel costs.
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

Business and Supply Expansion
We continue to expand our presence eastward, expand our fresh product delivery and drive our vendor consolidation initiative.  Some of our expansion activities include:

•
In 2010, as part of our selling strategy of providing “fresh” product to our retailers to meet consumer demand, we grew the number of stores participating in our proprietary “Fresh and Local” program by over 2,000 locations, increasing total participation to approximately 4,100 stores by the end of the year.  A main component of the program is to assist independent convenience store retailers in obtaining food service equipment such as open air refrigeration merchandisers which are necessary to properly implement a “fresh” program. Once the equipment solution is in place, we turn our focus to providing fresh product solutions to the convenience retailer, and we also add additional deliveries in order for them to stock the freshest possible product including fresh sandwiches, fresh bakery items, fruits, salads, vegetables and dairy products. We have partnered with local bakeries and commissaries to further enable us to deliver the freshest product possible aligned with geographical preferences. This program was in addition to our other sales and marketing initiatives focused on increasing sales for fresh products. We continue to add breadth to the program by offering new fresh item solutions and we anticipate solid program growth in 2011.

•
We entered into a five-year contract with BP Products North America in February 2010 to provide all of the ampm® proprietary products to its 1,100 stores nationwide. This agreement expands our existing relationship with BP Products North America from a focus in western states to a national basis. In addition, Core-Mark is now designated as the approved supplier for traditional nonproprietary products, in a move designed to further advance ampm®'s ongoing progress in supply chain efficiencies, marketing program effectiveness and consistency of offerings.

•
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. ("FDI"), located in Johnstown, New York, for approximately $36 million. FDI was a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states with annualized sales of approximately $350 million. The acquired assets consisted primarily of accounts receivable, inventory and fixed assets. Results of operations have been included in our consolidated financial statements since the date of acquisition. Upon completion of the acquisition, we transitioned warehouse operations to our New England and Pennsylvania divisions. As a result of the acquisition, we expect to bring our industry leading Vendor Consolidation and Fresh initiatives to a larger population of convenience retailers primarily in the Northeast.

•
On April 5, 2011, we entered into a definitive agreement to acquire Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas. FCGC is a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states with annualized sales of approximately $540 million and assets of approximately $43 million, consisting primarily of accounts receivable, inventory and fixed assets. The acquisition was completed on May 2, 2011 and FCGC thereafter became a subsidiary of Core-Mark. The purchase price for FCGC was approximately $66 million. The purchase price includes an estimated $23 million of goodwill and other intangibles subject to the valuation of its assets and the final purchase price allocation.  The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The financial results of  FCGC's operations will be included in our consolidated financial statements beginning on the date of acquisition.  This acquisition will allow us to increase our infrastructure and market share in the southeastern U.S.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010 (dollars in millions)(1):

		Three Months Ended			Three Months Ended
	2011	March 31, 2011			March 31, 2010
	Increase (Decrease)	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes
Net sales	$140.4	$1,722.5	100.0%	—%	$1,582.1	100.0%	—%
Net sales — Cigarettes	109.2	1,223.0	71.0	64.5	1,113.8	70.4	64.3
Net sales — Food/non-food	31.2	499.5	29.0	35.5	468.3	29.6	35.7
Net sales, less excise taxes (2)	83.0	1,295.5	75.2	100.0	1,212.5	76.6	100.0
Gross profit (3)	4.5	92.3	5.4	7.1	87.8	5.5	7.2
Warehousing and distribution
expenses	4.8	53.9	3.1	4.2	49.1	3.1	4.0
Selling, general and
administrative expenses	1.3	36.7	2.1	2.8	35.4	2.2	2.9
Income from operations	(1.6)	1.2	0.1	0.1	2.8	0.2	0.2
Interest expense	—	(0.6)	—	—	(0.6)	—	—
Interest income	0.1	0.1	—	—	—	—	—
Foreign currency transaction
gains, net	0.4	0.6	—	0.1	0.2	—	—
Income before taxes	(1.1)	1.3	0.1	0.1	2.4	0.2	0.2
Net income	(0.9)	0.5	—	—	1.4	0.1	0.1
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since gross profit dollars generally remain the same (see Comparison of Sales and Gross Profit by Product Category).
(3)    Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

Net Sales. Net sales increased by $140.4 million, or 8.9%, to $1,722.5 million for the three months ended March 31, 2011 from $1,582.1 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 8.0% for the first quarter, driven by sales attributable to the FDI acquisition, one additional selling day in the current quarter, sales gains to existing customers and inflation of excise taxes.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2011 increased by $109.2 million, or 9.8%, to $1,223.0 million from $1,113.8 million for the same period in 2010. Net cigarette sales for the three months ended March 31, 2011 increased 8.9%, excluding the effects of foreign currency fluctuations. This increase in cigarette sales is attributable primarily to sales from FDI, one additional selling day in the current quarter and a 3.9% increase in the average sales price per carton, due primarily to increases in excise taxes. Total carton sales during the first quarter of 2011 increased approximately 4.2% in the U.S. and 1.7% in Canada as compared to the first quarter of 2010. Excluding carton sales attributable to the FDI acquisition in the U.S. and the additional selling day in the current quarter, carton sales increased slightly in both the U.S. and Canada. The slight increase in Canadian carton sales was attributable to market share gains in our Toronto division. Total net cigarette sales as a percentage of total net sales increased slightly to 71.0% for the three months ended March 31, 2011 compared to 70.4% for the same period in 2010.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended March 31, 2011 increased by $31.2 million, or 6.7%, to $499.5 million from $468.3 million for the same period in 2010. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Three Months Ended
	March 31,
	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$200.7	$181.5	$19.2	10.6%
Candy	103.6	99.3	4.3	4.3%
Other tobacco products	122.0	110.2	11.8	10.7%
Health, beauty & general	54.0	50.6	3.4	6.7%
Non-alcoholic beverages	18.4	25.9	(7.5)	(29.0)%
Equipment/other	0.8	0.8	—	—%
Total Food/Non-food Products	$499.5	$468.3	$31.2	6.7%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in net sales of our food/non-food products of 6.7%, or 5.8% excluding the effects of foreign currency fluctuations, was driven by the FDI acquisition, one additional selling day in the current quarter and increased volume from our sales and marketing initiatives, primarily in our food category. The gains in our food category were offset partially by a decline in non-alcoholic beverages, which was due to a change in the marketing and distribution methods of a sports drink beverage manufacturer. Total net sales of food/non-food products as a percentage of total net sales was 29.0% for the three months ended March 31, 2011 compared to 29.6% for the same period in 2010.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette inventory holding profits and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended March 31, 2011 increased by $4.5 million, or 5.1%, to $92.3 million from $87.8 million for the same period in 2010.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2011 and 2010 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
	2011	March 31, 2011			March 31, 2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$140.4	$1,722.5	100.0%	—	$1,582.1	100.0%	—
Net sales, less excise taxes (2)	83.0	1,295.5	75.2	100.0%	1,212.5	76.6	100.0%
Components of gross profit:
Cigarette inventory holding profits	$0.3	$0.9	0.05%	0.07%	$0.6	0.04%	0.05%
LIFO expense	1.6	(2.9)	(0.17)	(0.23)	(1.3)	(0.08)	(0.11)
OTP tax items (3)	0.2	0.8	0.05%	0.06%	0.6	0.04	0.05
Remaining gross profit (4)	5.6	93.5	5.43	7.22	87.9	5.55	7.25
Gross profit	$4.5	$92.3	5.36%	7.12%	$87.8	5.55%	7.24%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since gross profit dollars generally remain the same (see

Comparison of Sales and Gross Profit by Product Category).
(3)    During the three months ended March 31, 2011, we received an OTP tax refund of $0.8 million. During the three months ended March 31, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change.
(4)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.43% of total net sales for the three months ended March 31, 2011 compared to 5.55% for the same period in 2010.
Cigarette remaining gross profit increased 1.8% or approximately $0.02 on a cents per carton basis in the first quarter of 2011 compared to the same period in 2010.
Remaining gross profit margin for our food/non-food category for the first quarter of 2011 was 12.95%, or 14.06% excluding excise taxes, compared to 12.94%, or 13.99% excluding excise taxes, for the same period in 2010. Remaining gross profit margins were positively impacted by our marketing and purchasing strategies which focus on higher margin products. In addition, remaining gross profit margin for food/non-food products continued its sequential improvement during the current quarter as compared to the margins resulting from the competitive pressures that began in the first quarter of 2010 and were at their lowest point in the second quarter of 2010.
For the three months ended March 31, 2011, our remaining gross profit for food/non-food products increased to approximately 69.2% of our total remaining gross profit compared to 69.0% for the same period in 2010.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended March 31, 2011, operating expenses increased $6.1 million, or 7.1%, to $91.1 million from $85.0 million for the same period in 2010. The increase in operating expenses over the first quarter of 2010 was due primarily to the addition of FDI, an additional selling day during the first quarter this year, an increase in net fuel costs of $1.1 million and $0.7 million of costs associated with the FCGC acquisition. As a percentage of total net sales, total operating expenses were 5.3%, or 5.1% excluding net fuel and FCGC acquisition costs, for the first quarter of 2011 compared to 5.4%, or 5.3% excluding net fuel costs, for the same period in 2010.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $4.8 million, or 9.8%, to $53.9 million for the three months ended March 31, 2011 from $49.1 million for the same period in 2010. As a percentage of total net sales, warehousing and distribution expenses were 3.1% for both periods. Operating expenses for the first quarter of 2011 included a $1.1 million increase in net fuel costs compared with the first quarter of 2010. The increase in net fuel costs had a seven basis point impact on warehousing and distribution expenses as a percentage of net sales for the first quarter of 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.3 million, or 3.7%, to $36.7 million for the three months ended March 31, 2011 from $35.4 million for the same period in 2010. SG&A expenses for the first quarter of 2011 included $0.7 million in acquisition costs related to the FCGC acquisition. As a percentage of total net sales, SG&A expenses were 2.1% for the first quarter of 2011 compared to 2.2% for the same period in 2010. The decrease as a percentage of sales was due primarily to lower health and welfare costs and general cost reductions, offset partially by the FCGC acquisition costs.
Interest Expense. Interest expense includes both debt interest and fees related to borrowings. Interest expense was $0.6 million for both the three months ended March 31, 2011 and 2010. Higher fees for unused facility and letter of credit participation that resulted from the extension of our revolving Credit Facility in February 2010 were offset by lower interest expense due to lack of borrowings during the current quarter. We did not borrow monies during the three months ended March 31, 2011, compared to average borrowings of $6.8 million with an average interest rate of 2.5% for the same period in 2010.
Foreign Currency Transaction Gains, Net. We recognized foreign currency transaction gains of $0.6 million for the three months ended March 31, 2011 compared to gains of $0.2 million for the same period in 2010.
Income Taxes. Our effective tax rate was 61.5% for the three months ended March 31, 2011 compared to 41.7% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of Forrest City Grocery Company, completed on May 2, 2011, added approximately 20% to our effective tax rate for the first quarter of 2011. We did not recognize any similar costs in the first quarter of 2010. We currently expect our effective tax rate to approximate 42% for 2011.

Comparison of Sales and Gross Profit by Product Category

The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2011 and 2010 (dollars in millions)(1):

	Three Months Ended
	March 31,
	2011	2010
Cigarettes
Net sales	$1,223.0	$1,113.8
Excise taxes in sales (2)	$387.4	$334.6
Net sales, less excise taxes (3)	$835.6	$779.2
LIFO expense	$1.2	$0.7
Gross profit (4)	$28.5	$27.2
Gross profit %	2.33%	2.44%
Gross profit % less excise taxes	3.41%	3.49%
Remaining gross profit (5)	$28.8	$27.3
Remaining gross profit %	2.36%	2.45%
Remaining gross profit % less excise taxes	3.45%	3.50%

Food/Non-food Products
Net sales	$499.5	$468.3
Excise taxes in sales (2)	$39.6	$35.0
Net sales, less excise taxes (3)	$459.9	$433.3
LIFO expense	$1.7	$0.6
Gross profit (6)	$63.8	$60.6
Gross profit %	12.78%	12.95%
Gross profit % less excise taxes	13.87%	13.99%
Remaining gross profit (5)	$64.7	$60.6
Remaining gross profit %	12.95%	12.94%
Remaining gross profit % less excise taxes	14.06%	13.99%

Totals
Net sales	$1,722.5	$1,582.1
Excise taxes in sales (2)	$427.0	$369.6
Net sales, less excise taxes (3)	$1,295.5	$1,212.5
LIFO expense	$2.9	$1.3
Gross profit (4), (6)	$92.3	$87.8
Gross profit %	5.36%	5.55%
Gross profit % less excise taxes	7.12%	7.24%
Remaining gross profit (5)	$93.5	$87.9
Remaining gross profit %	5.43%	5.55%
Remaining gross profit % less excise taxes	7.22%	7.25%
______________________________________________

(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    Excise taxes included in our net sales consist of state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may decrease as a result of increases in excise taxes since our gross profit dollars generally remain the same.
(3)    Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in excise taxes.
(4)    Cigarette gross profit includes (i) inventory holding profits related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects.
(5)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.
(6)     Food/non-food gross profit includes (i) inventory holding profits related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2011 were $41.2 million compared to $16.1 million as of December 31, 2010. Our restricted cash as of March 31, 2011 and December 31, 2010 was $13.5 million and $12.8 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our Credit Facility. We have historically funded our liquidity requirements through our current operations and external borrowings. For the three months ended March 31, 2011, our cash flows from operating activities provided $31.1 million and we had $163.3 million of borrowing capacity available under our Credit Facility as of March 31, 2011.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
 Cash flows from operating activities
Net cash provided by operating activities decreased by $53.8 million to $31.1 million for the three months ended March 31, 2011 compared to $84.9 million for the same period in 2010. The decrease in cash provided by operating activities was due primarily to a $53.7 million decrease in cash provided by working capital.
The decrease in cash provided by working capital was due primarily to a higher inventory balance at March 31, 2011 compared to the same period in 2010, payments made to reduce our cigarette and tobacco taxes payable and the timing of vendor prepayments. Inventory increased when compared to the same period in 2010 due primarily to the buildup of certain commodities, particularly candy and cigarettes, in anticipation of manufacturer price increases and changes in promotional programs. The cigarette and tobacco taxes payable balance was higher than usual at December 31, 2010 due primarily to cigarette stamp purchases made to maintain appropriate LIFO inventory levels.
Cash flows from investing activities
Net cash used in investing activities decreased by $3.8 million to $1.7 million for the three months ended March 31, 2011 compared to $5.5 million for the same period in 2010. Restricted cash decreased by $1.9 million due primarily to the timing of payments for excise tax liabilities. Capital expenditures decreased by $1.7 million to $1.3 million in the first three months of 2011 compared to $3.0 million for the same period in 2010. Capital expenditures for the first three months of 2011 were related primarily to equipment to support our marketing programs. Fiscal 2011 capital expenditures are not expected to exceed $24 million, including any post-acquisition capital expenditures associated with FCGC.
Cash flows from financing activities
Net cash used in financing activities decreased by $34.1 million to $4.5 million for the three months ended March 31, 2011 compared to $38.6 million for the same period in 2010. The decrease in net cash used in financing activities was due primarily to the absence of debt at December 31, 2010, as we paid down the balance on our Credit Facility earlier that year. Also, the sufficient cash generated from our operations during the three months ended March 31, 2011 eliminated our need to borrow monies under the Credit Facility during the period. In addition, the higher level of cash on hand at March 31, 2011, and timing of vendor payments, decreased cash used in book overdrafts compared with the same period in 2010.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility for two additional years, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR borrowings. The basis points added to LIBOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which will be amortized over the term of the amendment.
We did not borrow monies under the Credit Facility during the three months ended March 31, 2011. For the same period in 2010, average borrowings were $6.8 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2010 was 2.5%. Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.5 million during the three months ended March 31, 2011, compared to $0.4 million for the same period in 2010. Unamortized debt issuance costs were $1.6 million and $1.7 million as of March 31, 2011 and December 31, 2010, respectively.
Amounts borrowed, outstanding letters of credit and remaining amounts available to borrow under the Credit Facility, net of exposure reserves, were as follows (dollars in millions):

	March 31, 2011	December 31, 2010
Amounts borrowed	$—	$—
Outstanding letters of credit	$27.1	$26.2
Amounts available to borrow	$163.3	$161.4

All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2011, we were in compliance with all of the covenants under the Credit Facility.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes in this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011.

Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, our carton sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007, experienced further declines in 2008 and 2009 and increased modestly in 2010 and the first quarter of 2011. We believe overall cigarette consumption will continue to decline due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, and limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings, as well as pre-approval by the FDA. This new FDA office is financed through user fees paid by tobacco companies prorated based on market share. To date, this legislation and its associated regulations have not had a material impact on our business.
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future especially as these governmental jurisdictions come under additional pressure to raise revenues. Federal excise taxes are levied on the cigarette manufacturer, whereas state, local and provincial excise taxes are levied on the wholesaler. We increase cigarette prices as state, local and provincial excise tax increases are assessed on cigarette products that we sell. As a result, generally, increases in excise taxes do not increase overall gross profit dollars in the same proportion, and may result in a decline in overall gross profit percentage.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark, from time to time, may earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand either at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits prior to 2009 averaged approximately $5.1 million per year from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding profits, net of federal excise tax ("FET") associated with the State Children's Health Insurance Program ("SCHIP") legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the year ended December 31, 2010, our cigarette inventory holding profits were $6.1 million, or 1.6%, of our gross profit. For the three months ended March 31, 2011, our cigarette inventory holding profits were $0.9 million, or 1.0% of our gross profit.
Food/Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced below average floor stock income during 2010 and 2009 compared to prior periods. There are indications that inflation trends are changing, but it is unknown at what pace prices will be impacted by more normal levels of inflation.
We believe over the long-term the convenience industry is moving toward a more heavily weighted offering of fresh and healthier foods. These products tend to earn somewhat higher margins than most other food/non-food products we distribute. Ultimately, the consumer will determine what products are sold in the convenience store, but trends indicate that perishable foods will serve a more dominant role in the convenience retail channel in the future.

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

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers' dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto, including the Family Smoking Prevention and Tobacco Control Act which was signed into law in June 2009 and granted the U.S. Food & Drug Administration the authority to regulate the production and marketing of tobacco products in the U.S.; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; our ability to implement marketing strategies; our reliance on manufacturer discount and incentive programs; tobacco and other product liability claims; and competition from sales of deep-discount cigarette brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with SEC on March 15, 2011, did not change materially during the three months ended March 31, 2011.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2011.

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

10.1
Fourth Amendment to Credit Agreement, dated as of May 5, 2011, by and among Core-Mark Holding Company, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as agent, and certain Lenders a party thereto.

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

CORE-MARK HOLDING COMPANY, INC.

Date: May 9, 2011	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 9, 2011	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer