Form 10-Q
period 2011-06-30
Core-Mark Holding Company, Inc.
filed 2011-08-08
CIK 1318084

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of July 29, 2011, 11,409,630 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$19.4	$16.1
Restricted cash	16.6	12.8
Accounts receivable, net of allowance for doubtful accounts of $8.9 and $8.7,
respectively	224.5	179.3
Other receivables, net	40.6	43.5
Inventories, net (Note 4)	340.1	290.7
Deposits and prepayments	59.2	42.2
Deferred income taxes	4.2	3.6
Total current assets	704.6	588.2
Property and equipment, net	89.1	84.7
Goodwill	16.4	4.6
Other non-current assets, net	51.1	31.3
Total assets	$861.2	$708.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101.1	$57.3
Book overdrafts	19.0	6.5
Cigarette and tobacco taxes payable	165.9	166.8
Accrued liabilities	71.2	66.8
Income taxes payable	0.5	—
Deferred income taxes	0.3	0.3
Total current liabilities	358.0	297.7
Long-term debt (Note 6)	76.8	0.8
Deferred income taxes	9.6	2.2
Other long-term liabilities	2.4	2.5
Claims liabilities, net	28.8	30.6
Pension liabilities	11.9	12.3
Total liabilities	487.5	346.1
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 12,070,022 and 11,613,525 shares issued; 11,403,060 and 11,118,163 shares
outstanding at June 30, 2011 and December 31, 2010, respectively)	0.1	0.1
Additional paid-in capital	237.0	229.6
Treasury stock at cost (666,962 and 495,362 shares of common stock at
June 30, 2011 and December 31, 2010, respectively)	(19.2)	(13.2)
Retained earnings	156.3	147.3
Accumulated other comprehensive loss	(0.5)	(1.1)
Total stockholders’ equity	373.7	362.7
Total liabilities and stockholders’ equity	$861.2	$708.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,039.8	$1,834.3	$3,762.3	$3,416.4
Cost of goods sold	1,930.0	1,737.2	3,560.2	3,231.5
Gross profit	109.8	97.1	202.1	184.9
Warehousing and distribution expenses	57.8	52.1	111.7	101.2
Selling, general and administrative expenses	36.5	32.2	73.2	67.6
Amortization of intangible assets	0.8	0.5	1.3	1.0
Total operating expenses	95.1	84.8	186.2	169.8
Income from operations	14.7	12.3	15.9	15.1
Interest expense	(0.6)	(0.5)	(1.2)	(1.1)
Interest income	0.1	0.1	0.2	0.1
Foreign currency transaction gains (losses), net	0.2	(0.8)	0.8	(0.6)
Income before income taxes	14.4	11.1	15.7	13.5
Provision for income taxes (Note 7)	(5.9)	(4.4)	(6.7)	(5.4)
Net income	$8.5	$6.7	$9.0	$8.1

Basic net income per common share (Note 8)	$0.74	$0.62	$0.79	$0.75
Diluted net income per common share (Note 8)	$0.72	$0.59	$0.76	$0.71

Basic weighted-average shares (Note 8)	11.5	10.8	11.4	10.7
Diluted weighted-average shares (Note 8)	11.9	11.3	11.9	11.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9.0	$8.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
LIFO and inventory provisions	7.5	4.6
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	2.5	2.6
Bad debt expense, net	0.6	0.5
Depreciation and amortization	10.7	9.5
Foreign currency transaction (gains) losses, net	(0.8)	0.6
Deferred income taxes	(0.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(26.4)	(28.8)
Other receivables	3.4	0.5
Inventories	(41.9)	24.9
Deposits, prepayments and other non-current assets	(20.0)	(6.0)
Accounts payable	39.1	21.6
Cigarette and tobacco taxes payable	(2.4)	(2.2)
Pension, claims and other accrued liabilities	(1.7)	(0.9)
Income taxes payable	0.5	—
Net cash (used in) provided by operating activities	(19.9)	35.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(51.4)	—
Restricted cash	(3.4)	(0.2)
Additions to property and equipment, net	(5.8)	(5.5)
Capitalization of software	—	(0.9)
Net cash used in investing activities	(60.6)	(6.6)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	76.1	(19.2)
Payments of financing costs	(0.7)	(1.8)
Repurchases of common stock	(5.4)	—
Proceeds from exercise of common stock options and warrants	4.3	2.9
Tax withholdings related to net share settlements of restricted stock units	(0.9)	(1.0)
Excess tax deductions associated with stock-based compensation	1.4	0.8
Increase (decrease) in book overdrafts	9.0	(12.9)
Net cash provided by (used in) financing activities	83.8	(31.2)
Effects of changes in foreign exchange rates	—	(0.3)
Increase (decrease) in cash and cash equivalents	3.3	(2.8)
Cash and cash equivalents, beginning of period	16.1	17.7
Cash and cash equivalents, end of period	$19.4	$14.9
Supplemental disclosures:
Income taxes paid, net of refunds	$0.3	$11.5
Interest paid	$1.0	$0.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Company Information
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 28,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 25 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.

2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements, which are included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011.
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

3. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This pronouncement is effective for the Company in 2012. Early adoption of the new guidance is permitted and full retrospective application is required. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect to adopt this new guidance early. This amendment will change the manner in which the Company presents comprehensive income.

4. Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $67.2 million higher at June 30, 2011, compared to $59.7 million higher at December 31, 2010. We recorded LIFO expense of $4.6 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $7.5 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively.

5. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2011 and 2010 was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$8.5	$6.7	$9.0	$8.1
Minimum pension liability adjustment	—	—	—	(0.2)
Foreign currency translation adjustment	0.1	(0.8)	0.6	(0.2)
Total comprehensive income	$8.6	$5.9	$9.6	$7.7

6. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (dollars in millions):

	June 30,	December 31,
	2011	2010
Amounts borrowed (Credit Facility)	$76.1	$—
Obligations under capital leases	0.7	0.8
Total long-term debt	$76.8	$0.8
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR borrowings. The margin added to LIBOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
 Average borrowings during the three months ended June 30, 2011 were $20.2 million, with amounts outstanding ranging from zero to $76.1 million. We did not borrow monies under the Credit Facility during the same period in 2010. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2011 was 2.3%.
Average borrowings during the six months ended June 30, 2011 were $10.1 million, with amounts borrowed ranging from zero to $76.1 million. For the same period in 2010, average borrowings were $3.4 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the six months ended June 30, 2011 and 2010 was 2.3% and 2.5%, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.8 million during the six months ended June 30, 2011, compared to $0.9 million for the same period in 2010. Unamortized debt issuance costs were $2.1 million and $1.7 million as of June 30, 2011 and December 31, 2010, respectively.
Outstanding letters of credit and remaining amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (dollars in millions):

	June 30,	December 31,
	2011	2010
Outstanding letters of credit	$27.1	$26.2
Amounts available to borrow	$85.3	$161.4
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2011, we were in compliance with all of the covenants under the Credit Facility.

7. Income Taxes
Our effective tax rate was 41.0% for the three months ended June 30, 2011, compared to 39.6% for the same period in 2010, and 42.7% for the six months ended June 30, 2011, compared to 40.0% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of Forrest City Grocery Company added approximately 1% and 2.5% to our effective tax rate for the three and six months ended June 30, 2011, respectively. We did not recognize any similar costs during 2010.
At June 30, 2011, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.2 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.3 million through June 30, 2012.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 to 2010 tax years remain subject to examination by federal and state tax authorities. The 2006 tax year is still open for certain state tax authorities. The 2003 to 2010 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

8. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,
	2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$8.5	11.5	$0.74	$6.7	10.8	$0.62
Effect of dilutive
common share
equivalents:
Stock options		0.1	(0.01)		0.2	(0.01)
Warrants		0.3	(0.01)		0.3	(0.02)
Diluted EPS	$8.5	11.9	$0.72	$6.7	11.3	$0.59

	Six Months Ended June 30,
	2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$9.0	11.4	$0.79	$8.1	10.7	$0.75
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	—		0.1	—
Stock options		0.1	(0.01)		0.2	(0.01)
Warrants		0.3	(0.02)		0.3	(0.03)
Diluted EPS	$9.0	11.9	$0.76	$8.1	11.3	$0.71
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 104,020 anti-dilutive stock options for both the three and six months ended June 30, 2011, compared to 104,520 for the three and six months ended June 30, 2010. There were no anti-dilutive warrants for the three and six months ended June 30, 2011 and June 30, 2010.
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
The number of Class 6(B) warrants outstanding was 408,826 as of June 30, 2011 and 880,698 as of June 30, 2010. The number of Tranche B warrants outstanding was 94,315 as of June 30, 2011 and 126,716 as of June 30, 2010. The Class 6(B) warrants and Tranche B warrants have been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants.

9. Stock-Based Compensation Plans
Total stock-based compensation expense recognized in the condensed consolidated statements of income as a component of selling, general and administrative expenses was $1.3 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $7.1 million at June 30, 2011. This balance is expected to be recognized over a weighted-average period of 2.0 years.
 The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIP") for the six months ended June 30, 2011:

		December 31, 2010		Activity during 2011						June 30, 2011
		Outstanding		Granted		Exercised/Vested		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	1,221	$0.01	—	$—	(1,032)	$0.01	—	$—	189	$0.01	189	$0.01
	Options	218,255	20.44	—	—	(154,168)	15.52	(946)	15.50	63,141	32.53	62,718	32.62
2004 Directors’ Plan	Options	30,000	15.50	—	—	(27,459)	15.50	—	—	2,541	15.50	2,541	15.50
2005 LTIP	RSUs	15,772	0.01	—	—	(12,696)	0.01	—	—	3,076	0.01	3,053	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	217,949	0.01	—	—	(99,079)	0.01	—	—	118,870	0.01	27,897	0.01
	Options	308,783	25.28	—	—	(20,851)	22.20	—	—	287,932	25.50	266,596	26.00
	Perf. shares	32,454	0.01	—	—	(11,999)	0.01	—	—	20,455	0.01	8,453	0.01
2010 LTIP (1)	RSUs	—	—	137,532	0.01	—	—	—	—	137,532	0.01	—	—
	Perf. shares	—	—	28,192	0.01	—	—	—	—	28,192	0.01	—	—
Total		839,434		165,724		(327,284)		(946)		676,928		386,447
Note: Price is weighted-average price per share.
_______________________________________
(1) The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

10. Pension Plans
We sponsor a qualified defined-benefit pension plan and a post-retirement benefit plan which includes medical and life insurance benefits (collectively, "the Pension Plans") for employees hired before September 1986. There have been no new entrants to the Pension Plans since they were frozen on September 30, 1989.
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
The following table provides the components of the net periodic pension benefit costs for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
PENSION BENEFITS
Interest cost	$0.4	$0.5	$0.8	$1.0
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.8)
Amortization of net actuarial loss	0.1	—	0.2	—
Net periodic benefit cost	$—	$0.1	$—	$0.2
Components of the net periodic benefit costs associated with our other post-retirement benefit plan included service and interest costs and amortization of prior service costs, which were $0.1 million for both the three and six months ended June 30, 2011 and 2010.
We contributed $0.4 million to the Pension Plans during the three and six months ended June 30, 2011 and $0.3 million during the three and six months ended June 30, 2010. We expect to contribute a total of approximately $1.2 million to the Pension Plans during 2011.

11. Segment and Geographic Information
As of June 30, 2011, we operated 25 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-one of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments (U.S. and Canada). Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Inter-segment revenues were not significant and no single customer accounted for 10% or more of our total net sales for the three and six months ended June 30, 2011 or 2010.

Information about our business operations based on the two geographic reporting segments is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
United States	$1,710.3	$1,527.7	$3,161.9	$2,852.2
Canada	320.5	302.0	589.8	556.4
Corporate adjustments and eliminations	9.0	4.6	10.6	7.8
Total	$2,039.8	$1,834.3	$3,762.3	$3,416.4

Income (loss) before income taxes:
United States	$17.5	$12.2	$19.9	$14.0
Canada	(0.8)	(0.6)	(2.1)	(1.5)
Corporate adjustments and eliminations	(2.3)	(0.5)	(2.1)	1.0
Total	$14.4	$11.1	$15.7	$13.5

Interest expense:
United States	$5.5	$5.6	$10.5	$11.3
Canada	0.2	0.2	0.5	0.5
Corporate adjustments and eliminations	(5.1)	(5.3)	(9.8)	(10.7)
Total	$0.6	$0.5	$1.2	$1.1

Depreciation and amortization:
United States	$3.8	$3.4	$7.4	$6.7
Canada	0.8	0.6	1.5	1.3
Corporate	1.0	0.8	1.8	1.5
Total	$5.6	$4.8	$10.7	$9.5

Identifiable assets by geographic reporting segment are as follows (dollars in millions):

	June 30,	December 31,
	2011	2010
Identifiable assets:
United States	$749.3	$590.2
Canada	111.9	118.6
Total	$861.2	$708.8

The net sales mix for our primary product categories is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,430.5	$1,283.5	$2,653.5	$2,397.3
Food	249.7	214.9	450.4	396.4
Candy	120.4	110.7	224.0	210.0
Other tobacco products	154.0	124.4	276.0	234.6
Health, beauty & general	56.9	54.6	110.9	105.2
Non-alcoholic beverages	27.6	45.4	46.0	71.3
Equipment/other	0.7	0.8	1.5	1.6
Total food/non-food products	$609.3	$550.8	$1,108.8	$1,019.1
Total net sales	$2,039.8	$1,834.3	$3,762.3	$3,416.4

12. Repurchase of Common Stock
On May 24, 2011, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility.
During the second quarter of 2011, we repurchased 171,600 shares of common stock under the share repurchase program at an average price of $34.68 per share for a total cost of $6.0 million. There were no repurchases during the first quarter of 2011. The related cash amount expended to repurchase these shares was $5.4 million, with unsettled trades of $0.6 million outstanding as of June 30, 2011. During the three and six months ended June 30, 2010, no shares of common stock were repurchased under the share repurchase program. As of June 30, 2011 there was $24.0 million available for future share repurchases under our share repurchase program.

13. Acquisition of Forrest City Grocery Company
On May 2, 2011, Core-Mark acquired Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. The acquisition will allow Core-Mark to increase its infrastructure and market share in the southeastern U.S.
Total consideration to acquire FCGC was $54.9 million of cash paid at closing. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The FCGC acquisition was accounted for as a business combination. The results of operations of FCGC have been included in our condensed consolidated statements of income since May 2, 2011.

The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date based on a preliminary valuation (in millions):

May 2, 2011
Cash	$3.5
Accounts receivable	18.6
Other receivables	0.3
Inventory	13.0
Prepaid expenses	0.9
Property, plant and equipment	6.3
Intangible assets	18.3
Goodwill	11.8
Deferred tax liability	(7.1)
Other liabilities	(10.7)
Total consideration	$54.9

Intangible assets include $16.3 million for customer relationships which will be amortized over 15 years and $2.0 million for non-competition agreements, the majority of which will be amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The valuation includes $11.8 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and other liabilities assumed, net of deferred tax liabilities. The goodwill recognized is not expected to be deductible for tax purposes. The $7.1 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the intangible assets, whose estimated fair value was determined by the preliminary valuation.
The purchase price allocation presented herein is based on a preliminary valuation, and the purchase price is subject to the completion of a closing adjustment period under the agreement. In addition, there is an $18 million escrow reserve for any post-closing liabilities. While we do not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values upon completion of the final valuation may change the amount allocable to goodwill.
We did not consider the FCGC acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.

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

Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 28,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, bread, non-alcoholic beverages, general merchandise and health and beauty care products. We operate a network of 25 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
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

Second Quarter Overview
Net sales for the second quarter of 2011 increased $205.5 million, or 11.2%, to $2,039.8 million compared to $1,834.3 million for the same period in 2010. The primary drivers to this growth were the recent acquisitions of Finkle Distributors, Inc. ("FDI"), who we acquired in the third quarter of 2010, and Forrest City Grocery Company ("FCGC"), whose acquisition closed in this quarter, increases in excise taxes and increases in our same store food/non-food sales. In addition, we have seen a return to more normal levels of inflation that we have not seen since 2008 in certain of our food/non-food commodities which not only improved our sales in the second quarter this year but will continue to benefit us in future quarters.
Although our sales grew during the quarter, we continue to monitor the current macroeconomic conditions, including consumer confidence, spending, employment and inflation/deflation levels. A significant change in macroeconomic conditions could materially impact our operating results.
Gross profit increased $12.7 million, or 13.0%, to $109.8 million during the second quarter of 2011 from $97.1 million in the same period in 2010. Remaining gross profit1 increased $12.4 million, or 12.6%, to $110.7 million during the second quarter of 2011 from $98.3 million in the same period last year. Our cigarette remaining gross profit, on a cents per carton basis, continued to show strength as it increased six cents per carton during the second quarter compared with the same period last year. We expect cigarette remaining gross profit to be favorably impacted in the third quarter of 2011 as a result of recently announced cigarette price increases that became effective in July 2011.
Food/non-food remaining gross profit, less excise taxes, improved $8.6 million, or 37 basis points, to 13.64% for the second quarter from 13.27% for the same period in 2010. The increase in remaining gross profit for the quarter was driven by our marketing programs and the return to more normal inflation levels. This increase excludes a net candy floor gain of approximately $4.2 million resulting from manufacturer price increases that occurred during this quarter. We exclude large inventory holding or floor gains arising from manufacturer price increases in order to more appropriately present our results from operations on a comparative basis. These gains however are part of our underlying business and generally reoccur each year, although their magnitude and timing is not predictable.
    Our Vendor Consolidation Initiative ("VCI") is our unique approach to simplify the supply chain and reduce costs for our customers. Our Fresh Food ("Fresh") programs enable our retailers the opportunity to capitalize on the growing trend among consumers to purchase higher margin fresh and healthy food products from the convenience channel. Our VCI and Fresh programs continue to gain interest and have resulted in market share gains as indicated by our recently announced commitment with Alimentation Couche-Tard. In addition, we continue to roll out our Focused Marketing Initiative ("FMI"). This program is designed to drive deeper entrenchment with the customer base and to further differentiate ourselves in the market place. The FMI program is centered on increasing the profitability of the independent store through improved category management. We believe that our proven track record at taking meaningful market share is due to our ability to expand our service offering and provide critical
______________________________________________
1    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of cigarette inventory holding profits, LIFO expense and other major non-recurring items that significantly affect the comparability of gross profit and related margins.

marketing tools, capacities which our organization continues to develop. As the convenience retail industry continues to move to fresh foods, a more efficient supply chain and flexibility of service, we believe we are in a strong position to capitalize on these market trends.
Operating income increased $2.4 million to $14.7 million during the second quarter of 2011 from $12.3 million in the same period in 2010. Excluding cigarette holding profits, LIFO expense, a net candy floor gain, other tobacco products ("OTP") tax items, $0.8 million of acquisition costs, and a $1.1 million legacy insurance claim settlement (related to Fleming, our former owner) and acquisition costs in the second quarter last year, operating income increased $1.8 million, or 12.2%, to $16.4 million in the second quarter of 2011 from $14.6 million for the same period in 2010. This increase was achieved despite a $0.8 million increase in net fuel costs, excluding FCGC. Increases or decreases in future fuel costs or in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.

Business and Supply Expansion
We continue to expand our presence eastward, increasing our fresh product delivery and driving our vendor consolidation initiative.  Some of our expansion activities include:

•
Subsequent to quarter end, on July 15, 2011, we announced that we had signed a letter of intent with Alimentation Couche-Tard as we negotiate a long-term agreement to service approximately 980 Couche-Tard corporate stores within Couche-Tard's Southwest, Southeast, Gulf Coast and Florida markets. We expect to begin supplying the Couche-Tard stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. We also reached a preliminary agreement to renew our existing supply agreements with Alimentation Couche-Tard for stores located in western Canada and the western U.S.

•
On May 2, 2011, we acquired Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states with annualized sales of approximately $540 million. Total consideration to acquire FCGC was approximately $55 million of cash paid at closing. The purchase price includes an estimated $12 million of goodwill and $18 million of intangible assets based on the preliminary purchase price allocation from the preliminary valuation of the assets and liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. This acquisition will allow us to increase our infrastructure and market share in the southeastern U.S. The financial results of FCGC's operations have been included in our consolidated financial statements since the date of acquisition, along with the costs associated with completing the acquisition and starting up operations. As we integrate FCGC onto our systems, which is planned for the fourth quarter of 2011, we expect to increase its operational leverage.

•
In 2010, as part of our selling strategy of providing “fresh” product to our retailers to meet consumer demand, we grew the number of stores participating in our proprietary “Fresh and Local” program by over 2,000 locations, increasing total participation to approximately 4,100 stores by the end of the year.  A main component of the program is to assist independent convenience store retailers in obtaining food service equipment such as open air refrigeration merchandisers which are necessary to properly implement a “fresh” program. Once the equipment solution is in place, we turn our focus to providing fresh product solutions to the convenience retailer, and we also add additional deliveries in order for them to stock the freshest possible product including fresh sandwiches, fresh bakery items, fruits, salads, vegetables and dairy products. These additional deliveries are paid for by new products added through VCI. We have partnered with local dairies, bakeries and commissaries to further enable us to deliver the freshest product possible aligned with geographical preferences. This program was in addition to our other sales and marketing initiatives focused on increasing sales for fresh products. We continue to add breadth to the program by offering new fresh item solutions and we anticipate positive margin growth in 2011.

•
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. ("FDI"), located in Johnstown, New York, for approximately $36 million. FDI was a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states with annualized sales of approximately $350 million, at the time of the acquisition. The acquired assets consisted primarily of accounts receivable, inventory and fixed assets. Results of operations have been included in our consolidated financial statements since the date of acquisition. Upon completion of the acquisition, we transitioned warehouse operations to our New England and Pennsylvania divisions. As a result of the acquisition, we expect to bring our industry leading Vendor Consolidation and Fresh initiatives to a larger population of convenience retailers primarily in the Northeast.

•
We entered into a five-year contract with BP Products North America in February 2010 to provide all of the ampm® proprietary products to its 1,100 stores nationwide. This agreement expanded our existing relationship with BP Products

North America from a focus in western states to a national basis. In addition, Core-Mark is designated as the approved supplier for traditional nonproprietary products, in a move designed to further advance ampm®'s ongoing progress in supply chain efficiencies, marketing program effectiveness and consistency of offerings.

Other Business Developments

Share Repurchase Program

On May 24, 2011, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility.
During the second quarter of 2011, we repurchased 171,600 shares of common stock under the share repurchase program at an average price of $34.68 per share for a total cost of $6.0 million. There were no repurchases during the first quarter of 2011. The related cash amount expended to repurchase these shares was $5.4 million, with unsettled trades of $0.6 million outstanding as of June 30, 2011. During the three and six months ended June 30, 2010, no shares of common stock were repurchased under the share repurchase program. As of June 30, 2011 there was $24.0 million available for future share repurchases under our share repurchase program.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010 (dollars in millions)(1):

		Three Months Ended			Three Months Ended
	2011	June 30, 2011			June 30, 2010
	Increase (Decrease)	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes
Net sales	$205.5	$2,039.8	100.0%	—%	$1,834.3	100.0%	—%
Net sales — Cigarettes	147.0	1,430.5	70.1	63.6	1,283.5	70.0	63.6
Net sales — Food/non-food	58.5	609.3	29.9	36.4	550.8	30.0	36.4
Net sales, less excise taxes (2)	138.4	1,543.3	75.7	100.0	1,404.9	76.6	100.0
Gross profit (3)	12.7	109.8	5.4	7.1	97.1	5.3	6.9
Warehousing and distribution
expenses	5.7	57.8	2.8	3.7	52.1	2.8	3.7
Selling, general and
administrative expenses	4.3	36.5	1.8	2.4	32.2	1.8	2.3
Income from operations	2.4	14.7	0.7	1.0	12.3	0.7	0.9
Interest expense	0.1	(0.6)	—	—	(0.5)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains (losses), net	1.0	0.2	—	—	(0.8)	—	(0.1)
Income before taxes	3.3	14.4	0.7	0.9	11.1	0.6	0.8
Net income	1.8	8.5	0.4	0.6	6.7	0.4	0.5
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
Net Sales. Net sales increased by $205.5 million, or 11.2%, to $2,039.8 million for the three months ended June 30, 2011 from $1,834.3 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 10.2% for the second quarter, driven by sales attributable to the FDI and FCGC acquisitions, an increase in excise taxes and sales gains to existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2011 increased by $147.0 million, or 11.5%, to $1,430.5 million from $1,283.5 million for the same period in 2010. Net cigarette sales for the three months ended June 30, 2011 increased 10.4%, excluding the effects of foreign currency fluctuations. This increase in cigarette sales is attributable primarily to sales from FDI and FCGC and a 3.9% increase in the average sales price per carton, due primarily to increases in excise taxes. Total carton sales during the second quarter of 2011 increased approximately 8.4% in the U.S. and declined slightly in Canada compared to the same period in 2010. Excluding carton sales attributable to the FCGC and FDI acquisitions, carton sales declined 0.8% in the U.S for the second quarter of 2011 compared to the same period in 2010. While we have experienced only slight declines in carton sales on a comparative basis, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. Total net cigarette sales as a percentage of total net sales increased slightly to 70.1% for the three months ended June 30, 2011 compared to 70.0% for the same period in 2010.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended June 30, 2011 increased by $58.5 million, or 10.6%, to $609.3 million from $550.8 million for the same period in 2010. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Three Months Ended
	June 30,
	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$249.7	$214.9	$34.8	16.2%
Candy	120.4	110.7	9.7	8.8%
Other tobacco products	154.0	124.4	29.6	23.8%
Health, beauty & general	56.9	54.6	2.3	4.2%
Non-alcoholic beverages	27.6	45.4	(17.8)	(39.2)%
Equipment/other	0.7	0.8	(0.1)	(12.5)%
Total Food/Non-food Products	$609.3	$550.8	$58.5	10.6%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in net sales of our food/non-food products of 10.6%, or 9.6% excluding the effects of foreign currency fluctuations, was driven by the FDI and FCGC acquisitions and increases in our food and other tobacco products ("OTP") categories. Our food category increased due primarily to increases in sales to existing customers resulting from our sales and marketing initiatives. Sales in our OTP category increased due primarily to sales to our existing customers and inflation in excise taxes. The gains in our food and OTP categories were partially offset by a decline in non-alcoholic beverages which was due primarily to a change in the marketing and distribution methods of a sports drink beverage manufacturer in the first quarter of 2011. Total net sales of food/non-food products as a percentage of total net sales was 29.9% for the three months ended June 30, 2011 compared to 30.0% for the same period in 2010.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette inventory holding profits, food/non-food floor gains and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended June 30, 2011 increased by $12.7 million, or 13.0%, to $109.8 million from $97.1 million for the same period in 2010.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2011 and 2010 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
	2011	June 30, 2011			June 30, 2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$205.5	$2,039.8	100.0%	—	$1,834.3	100.0%	—
Net sales, less excise taxes (2)	138.4	1,543.3	75.7	100.0%	1,404.9	76.6	100.0%
Components of gross profit:
Cigarette inventory holding profits	$(2.4)	$—	—%	—%	$2.4	0.13%	0.17%
LIFO expense	1.0	(4.6)	(0.23)	(0.30)	(3.6)	(0.20)	(0.26)
OTP tax items (3)	(0.5)	(0.5)	(0.02)	(0.03)	—	—	—
Net candy floor gain (4)	4.2	4.2	0.20	0.27	—	—	—
Remaining gross profit (5)	12.4	110.7	5.43	7.17	98.3	5.36	7.00
Gross profit	$12.7	$109.8	5.38%	7.11%	$97.1	5.29%	6.91%
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
(3)    During the three months ended June 30, 2011, we recorded charges of $0.5 million related primarily to a state excise tax assessment on OTP.
(4)    During the second quarter of 2011, we recognized an approximate $4.2 million net candy floor gain resulting from manufacturer price increases during the quarter. The net candy floor gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the quarter.
(5)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.
Our remaining gross profit was 5.43% of total net sales for the three months ended June 30, 2011 compared to 5.36% for the same period in 2010. Cigarette remaining gross profit increased 12.6% or approximately six cents on a cents per carton basis in the second quarter of 2011 compared to the same period in 2010.
Remaining gross profit margin for our food/non-food category for the second quarter of 2011 increased 24 basis points to 12.56% from 12.32% for the same period in 2010. Excluding excise taxes, remaining gross profit margin for our food/non-food category for the second quarter of 2011 increased 37 basis points to 13.64% from 13.27% for the same period in 2010. The increase was driven by our marketing programs and the return to more normal inflation levels.
Our remaining gross profit for food/non-food products was approximately 69.1% of our total remaining gross profit for both the three months ended June 30, 2011 and 2010.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended June 30, 2011, operating expenses increased $10.3 million, or 12.1%, to $95.1 million from $84.8 million for the same period in 2010. The increase in operating expenses over the second quarter of 2010 was due primarily to the addition of FDI and FCGC, an increase in net fuel costs of $0.8 million, $0.8 million of transaction costs associated with the FCGC acquisition and an increase in accrued employee bonuses of $1.3 million, offset by a $1.0 million settlement of a legacy insurance claim during the three months ended June 30, 2010. As a percentage of total net sales, total operating expenses were 4.7%, or 4.5% excluding net fuel costs and the FCGC acquisition costs, for the second quarter of 2011 compared to 4.6%, or 4.5% excluding net fuel costs and the insurance claim settlement, for the same period in 2010.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $5.7 million, or 10.9%, to $57.8 million for the three months ended June 30, 2011 from $52.1 million for the same period in 2010. The increase in warehousing and distribution expenses was due primarily to the addition of FDI and FCGC and a $0.8 million increase in net fuel costs, excluding FCGC, compared with the second quarter of 2010. As a percentage of total net sales, warehousing and distribution expenses were 2.8% for both periods, including the impact of higher fuel costs.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.3 million, or 13.3%, to $36.5 million for the three months ended June 30, 2011 from $32.2 million for the same period in 2010. SG&A expenses for the second quarter of 2011 increased due primarily to the addition of FDI and FCGC, including $0.8 million of transaction costs related to the FCGC acquisition and higher employee bonus expense. The three months ended June 30, 2010 includes the settlement of a legacy insurance claim for $1.0 million. As a percentage of total net sales, SG&A expenses were 1.8% for both periods.
Interest Expense. Interest expense includes both interest and amortization of loan fees related to borrowings. Interest expense was $0.6 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the current quarter. Average borrowings for the three months ended June 30, 2011 were $20.2 million with an average interest rate of 2.3%. We did not borrow monies under the Credit Facility during the same period in 2010.
Foreign Currency Transaction Gains (Losses), Net. We recognized foreign currency transaction gains of $0.2 million for the three months ended June 30, 2011 compared to losses of $0.8 million for the same period in 2010. The change was due primarily to fluctuations in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 41.0% for the three months ended June 30, 2011 compared to 39.6% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of FCGC added approximately 1% to our effective tax rate for the three months ended June 30, 2011. We did not recognize any such costs in 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010 (dollars in millions)(1):

		Six Months Ended			Six Months Ended
	2011	June 30, 2011			June 30, 2010
	Increase (Decrease)	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes
Net sales	$345.9	$3,762.3	100.0%	—%	$3,416.4	100.0%	—%
Net sales — Cigarettes	256.2	2,653.5	70.5	64.0	2,397.3	70.2	63.9
Net sales — Food/non-food	89.7	1,108.8	29.5	36.0	1,019.1	29.8	36.1
Net sales, less excise taxes (2)	221.4	2,838.8	75.5	100.0	2,617.4	76.6	100.0
Gross profit (3)	17.2	202.1	5.4	7.1	184.9	5.4	7.1
Warehousing and distribution
expenses	10.5	111.7	3.0	3.9	101.2	3.0	3.9
Selling, general and
administrative expenses	5.6	73.2	1.9	2.6	67.6	2.0	2.6
Income from operations	0.8	15.9	0.4	0.6	15.1	0.4	0.6
Interest expense	0.1	(1.2)	—	—	(1.1)	—	—
Interest income	0.1	0.2	—	—	0.1	—	—
Foreign currency transaction
gains (losses), net	1.4	0.8	—	—	(0.6)	—	—
Income before taxes	2.2	15.7	0.4	0.6	13.5	0.4	0.5
Net income	0.9	9.0	0.2	0.3	8.1	0.2	0.3
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
Net Sales. Net sales increased by $345.9 million, or 10.1%, to $3,762.3 million for the six months ended June 30, 2011 from $3,416.4 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 9.2% for the six months ended June 30, 2011, driven by sales attributable to the FDI and FCGC acquisitions, one additional selling day this year, sales gains to existing customers and increases in excise taxes.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2011 increased by $256.2 million, or 10.7%, to $2,653.5 million from $2,397.3 million for the same period in 2010. Net cigarette sales for the six months ended June 30, 2011 increased 9.7%, excluding the effects of foreign currency fluctuations. This increase in cigarette sales is attributable primarily to sales from FDI and FCGC, one additional selling day this year and a 4.7% increase in the average sales price per carton, due primarily to increases in excise taxes. Excluding carton sales attributable to the FDI and FCGC acquisitions and one additional selling day this year, carton sales decreased slightly in the U.S. and Canada. While we have experienced only slight declines in cigarette carton sales on a comparative basis, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. Total net cigarette sales as a percentage of total net sales increased to 70.5% for the six months ended June 30, 2011 compared to 70.2% for the same period in 2010.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2011 increased by $89.7 million, or 8.8%, to $1,108.8 million from $1,019.1 million for the same period in 2010. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Six Months Ended
	June 30,
	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$450.4	$396.4	$54.0	13.6%
Candy	224.0	210.0	14.0	6.7%
Other tobacco products	276.0	234.6	41.4	17.6%
Health, beauty & general	110.9	105.2	5.7	5.4%
Non-alcoholic beverages	46.0	71.3	(25.3)	(35.5)%
Equipment/other	1.5	1.6	(0.1)	(6.3)%
Total Food/Non-food Products	$1,108.8	$1,019.1	$89.7	8.8%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in net sales of our food/non-food products of 8.8%, or 7.9% excluding the effects of foreign currency fluctuations, was driven by the FDI and FCGC acquisitions, one additional selling day this year and increases in our food and other tobacco products ("OTP") categories. Our food category increased due primarily to increases in sales to existing customers resulting from our sales and marketing initiatives. Sales in our OTP category increased due primarily to sales to our existing customers and inflation in excise taxes. The gains in our food and OTP categories were partially offset by a decline in non-alcoholic beverages, which was due primarily to a change in the marketing and distribution methods of a sports drink beverage manufacturer that began in the first quarter of 2011. Total net sales of food/non-food products as a percentage of total net sales was 29.5% for the six months ended June 30, 2011 compared to 29.8% for the same period in 2010.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette inventory holding profits, food/non-food floor gains and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the six months ended June 30, 2011 increased by $17.2 million, or 9.3%, to $202.1 million from $184.9 million for the same period in 2010.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2011 and 2010 (dollars in millions) (1):

		Six Months Ended			Six Months Ended
	2011	June 30, 2011			June 30, 2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$345.9	$3,762.3	100.0%	—	$3,416.4	100.0%	—
Net sales, less excise taxes (2)	221.4	2,838.8	75.5	100.0%	2,617.4	76.6	100.0%
Components of gross profit:
Cigarette inventory holding profits	$(2.1)	$0.9	0.02%	0.03%	$3.0	0.09%	0.12%
LIFO expense	2.6	(7.5)	(0.20)	(0.26)	(4.9)	(0.14)	(0.19)
OTP tax items (3)	(0.3)	0.3	0.01	0.01	0.6	0.01	0.03
Net candy floor gain (4)	4.2	4.2	0.11	0.15	—	—	—
Remaining gross profit (5)	18.0	204.2	5.43	7.19	186.2	5.45	7.11
Gross profit	$17.2	$202.1	5.37%	7.12%	$184.9	5.41%	7.07%
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
(3)    The six months ended June 30, 2011 includes an OTP tax refund of $0.8 million offset by $0.5 million of charges related primarily to a state excise tax assessment on OTP. During the six months ended June 30, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change.
(4)    For the six months ended June 30, 2011, we recognized an approximate $4.2 million net candy floor gain resulting from manufacturer price increases during the second quarter. The net candy floor gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the second quarter.
(5)    Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.
Our remaining gross profit was 5.43% of total net sales for the six months ended June 30, 2011 compared to 5.45% for the same period in 2010. Cigarette remaining gross profit increased 9.2% or approximately four cents on a cents per carton basis in the first six months of 2011 compared to the same period in 2010.
Remaining gross profit margin for our food/non-food category for the first six months of 2011 increased 12 basis points to 12.73% from 12.61% for the same period in 2010. Excluding excise taxes, remaining gross profit margin for our food/non-food category for the first six months of 2011 increased 23 basis points to 13.83% from 13.60% for the same period in 2010, due primarily to our marketing and purchasing strategies which focus on higher margin products.
For the six months ended June 30, 2011, our remaining gross profit for food/non-food products increased to approximately 69.1% of our total remaining gross profit compared to 69.0% for the same period in 2010.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the six months ended June 30, 2011, operating expenses increased $16.4 million, or 9.7%, to $186.2 million from $169.8 million for the same period in 2010. The increase in operating expenses was due primarily to the addition of FDI and FCGC, one additional selling day this year, an increase in net fuel costs of $2.0 million and $1.5 million of transaction costs associated with the FCGC acquisition, offset by a settlement of a legacy insurance claim for $1.0 million during the six months ended June 30, 2010. As a percentage of total net sales, total operating expenses were 4.9%, or 4.7% excluding net fuel costs and the FCGC acquisition costs, for the first six months of 2011 compared to 5.0%, or 4.8% excluding net fuel costs and the insurance claim settlement, for the same period in 2010.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $10.5 million, or 10.4%, to $111.7 million for the six months ended June 30, 2011 from $101.2 million for the same period in 2010. The increase in warehousing and distribution expenses was due primarily to the addition of FDI and FCGC and a $2.0 million increase in net fuel costs, excluding FCGC, offset partially by lower health and welfare costs for the first six months of 2011 compared with the same period in 2010. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for both periods.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.6 million, or 8.3%, to $73.2 million for the six months ended June 30, 2011 from $67.6 million for the same period in 2010. The increase in SG&A expenses for the first six months of 2011 was due primarily to the addition of FDI and FCGC, including $1.5 million related to the FCGC acquisition, and higher employee bonus expense, offset by lower health and welfare costs. The six months ended June 30, 2010 includes the settlement of a $1.0 million legacy insurance claim. As a percentage of total net sales, SG&A expenses were 1.9% for the first six months of 2011 compared to 2.0% for the same period in 2010.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings. Interest expense was $1.2 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the six months ended June 30, 2011. Average borrowings for the six months ended June 30, 2011 were $10.1 million with an average interest rate of 2.3%, compared to average borrowings of $3.4 million with an average interest rate of 2.5% for the same period in 2010.
Foreign Currency Transaction Gains (Losses), Net. We recognized foreign currency transaction gains of $0.8 million for the six months ended June 30, 2011 compared to losses of $0.6 million for the same period in 2010. The change was due primarily to fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 42.7% for the six months ended June 30, 2011 compared to 40.0% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of FCGC added approximately 2.5% to our effective tax rate for the six months ended June 30, 2011. We did not recognize any such costs in 2010.

Comparison of Sales and Gross Profit by Product Category

The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2011 and 2010 (dollars in millions)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cigarettes
Net sales	$1,430.5	$1,283.5	$2,653.5	$2,397.3
Excise taxes in sales (2)	$448.2	$389.9	$835.6	$724.5
Net sales, less excise taxes (3)	$982.3	$893.6	$1,817.9	$1,672.8
LIFO expense	$1.8	$2.6	$3.0	$3.3
Gross profit (4)	$32.4	$30.2	$60.9	$57.4
Gross profit %	2.27%	2.36%	2.30%	2.39%
Gross profit % less excise taxes	3.30%	3.38%	3.35%	3.43%
Remaining gross profit (5)	$34.2	$30.4	$63.0	$57.7
Remaining gross profit %	2.39%	2.37%	2.38%	2.41%
Remaining gross profit % less excise taxes	3.48%	3.40%	3.47%	3.45%

Food/Non-food Products
Net sales	$609.3	$550.8	$1,108.8	$1,019.1
Excise taxes in sales (2)	$48.3	$39.5	$87.9	$74.5
Net sales, less excise taxes (3)	$561.0	$511.3	$1,020.9	$944.6
LIFO expense	$2.8	$1.0	$4.5	$1.6
Gross profit (6)	$77.4	$66.9	$141.2	$127.5
Gross profit %	12.71%	12.14%	12.74%	12.51%
Gross profit % less excise taxes	13.80%	13.08%	13.83%	13.50%
Remaining gross profit (5)	$76.5	$67.9	$141.2	$128.5
Remaining gross profit %	12.56%	12.32%	12.73%	12.61%
Remaining gross profit % less excise taxes	13.64%	13.27%	13.83%	13.60%

Totals
Net sales	$2,039.8	$1,834.3	$3,762.3	$3,416.4
Excise taxes in sales (2)	$496.5	$429.4	$923.5	$799.0
Net sales, less excise taxes (3)	$1,543.3	$1,404.9	$2,838.8	$2,617.4
LIFO expense	$4.6	$3.6	$7.5	$4.9
Gross profit (4), (6)	$109.8	$97.1	$202.1	$184.9
Gross profit %	5.38%	5.29%	5.37%	5.41%
Gross profit % less excise taxes	7.11%	6.91%	7.12%	7.07%
Remaining gross profit (5)	$110.7	$98.3	$204.2	$186.2
Remaining gross profit %	5.43%	5.36%	5.43%	5.45%
Remaining gross profit % less excise taxes	7.17%	7.00%	7.19%	7.11%
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
(6)     Food/non-food gross profit includes (i) inventory holding profits related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax items and (v) a net candy floor gain.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2011 were $19.4 million compared to $16.1 million as of December 31, 2010. Our restricted cash as of June 30, 2011 and December 31, 2010 was $16.6 million and $12.8 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our Credit Facility. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. As of June 30, 2011 we had $85.3 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
 Cash flows from operating activities
Net cash from operating activities decreased by $55.2 million to a net use of cash of $19.9 million for the six months ended June 30, 2011 compared to net cash provided of $35.3 million for the same period in 2010. This decrease was due primarily to a $58.5 million decrease in cash provided by working capital attributable to the inventory buildup of certain commodities, particularly candy and cigarettes, in anticipation of manufacturer price increases, which also resulted in increases in our prepayments and accounts payable balances.
Cash flows from investing activities
Net cash used in investing activities increased by $54.0 million to $60.6 million for the six months ended June 30, 2011 compared to $6.6 million for the same period in 2010. This increase was due primarily to the acquisition of FCGC, for which we paid $51.4 million, net of cash received. Fiscal 2011 capital expenditures are not expected to exceed $24 million, including any capital expenditures associated with the new Tampa, Florida division.
Cash flows from financing activities
Net cash from financing activities increased by $115.0 million to net cash provided of $83.8 million for the six months ended June 30, 2011 compared to a net cash use of $31.2 million for the same period in 2010. This increase was due primarily to an increase in net borrowings of $95.3 million under our Credit Facility to fund the buildup of certain inventory commodities and the acquisition of FCGC. In addition, the increase in book overdrafts caused by the level of cash on hand in relation to the timing of vendor payments was partially offset by cash used to repurchase common stock.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility for two additional years, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR borrowings. The basis points added to LIBOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
Average borrowings during the three months ended June 30, 2011 were $20.2 million, with amounts outstanding ranging from zero to $76.1 million. We did not borrow monies under the Credit Facility during the same period in 2010. The weighted-average interest rate on our revolving credit facility for the three months ended June 30, 2011 was 2.3%.

Average borrowings during the six months ended June 30, 2011 were $10.1 million, with amounts borrowed ranging from zero to $76.1 million. For the same period in 2010, average borrowings were $3.4 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the six months ended June 30, 2011 and 2010 was 2.3% and 2.5%, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.8 million during the six months ended June 30, 2011, compared to $0.9 million for the same period in 2010. Unamortized debt issuance costs were $2.1 million and $1.7 million as of June 30, 2011 and December 31, 2010, respectively.
Amounts borrowed, outstanding letters of credit and remaining amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (dollars in millions):

	June 30, 2011	December 31, 2010
Amounts borrowed	$76.1	$—
Outstanding letters of credit	$27.1	$26.2
Amounts available to borrow	$85.3	$161.4

All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2011, we were in compliance with all of the covenants under the Credit Facility.

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

Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Aggregate cigarette consumption in North America has declined steadily since 1980. Prior to 2007, our cigarette sales had benefited from a shift in sales to the convenience retail segment, and as a result of this shift, our carton sales had not declined in proportion to the decline in overall consumption. However, our cigarette carton sales started declining in 2007, experienced further declines in 2008 and 2009, and increased modestly in 2010 and the first half of 2011 on a comparative basis. We believe overall cigarette consumption will continue to decline due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. The shift in cigarette carton sales from other channels to the convenience retail segment may no longer be adequate to compensate for consumption declines. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Cigarette Regulation
In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the U.S. Food & Drug Administration (“FDA”) the authority to regulate the production and marketing of tobacco products in the U.S. The legislation established a new FDA office that has the authority to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products, require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, and limit or otherwise impact the advertising and marketing of tobacco products by requiring additional labels or warnings, as well as pre-approval by the FDA. This new FDA office is financed through user fees paid by tobacco companies prorated based on market share. Beginning in September 2012, the FDA will require larger, more prominent cigarette health warnings on all cigarette packaging and advertisements in the United States. To date, this legislation and its associated regulations have not had a material impact on our business, however we cannot be certain as to what effect, if any, these new warnings may have on the demand for tobacco products in the future.
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future especially as these governmental jurisdictions come under additional pressure to raise revenues. Federal excise taxes are levied on the cigarette manufacturer, whereas state, local and provincial excise taxes are levied on the wholesaler. We increase cigarette prices as state, local and provincial excise tax increases are assessed on cigarette products that we sell. As a result, increases in excise taxes generally do not increase overall gross profit dollars in the same proportion, and may result in a decline in overall gross profit percentage.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark may, from time to time, earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits prior to 2009 averaged approximately $5.1 million per year from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding profits, net of federal excise tax ("FET") associated with the State Children's Health Insurance Program ("SCHIP") legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the year ended December 31, 2010, our cigarette inventory holding profits were $6.1 million, or 1.6%, of our gross profit. For the six months ended June 30, 2011, our cigarette inventory holding profits were $0.9 million, or 0.4% of our gross profit. As a result of price increases by cigarette manufacturers in July 2011, we expect to record approximately $4.0 million of cigarette inventory holding profits in the third quarter of 2011.
Food/Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced below average floor stock income during 2010 and 2009 compared to prior periods. We have experienced higher levels of product inflation this fiscal year compared to 2010, but it is unknown at what pace prices will be impacted by more normal levels of inflation.
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

Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers' dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; our ability to borrow additional capital; governmental regulations and changes thereto, including the Family Smoking Prevention and Tobacco Control Act; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; changes in consumer purchasing habits or trends in the convenience retail industry; our ability to implement marketing strategies; our reliance on manufacturer discount and incentive programs; tobacco and other product liability claims; and competition from sales of deep-discount cigarette brands and illicit and other low priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with SEC on March 15, 2011, did not change materially during the three months ended June 30, 2011.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

We have updated the following Risk Factor included in our Form 10-K for the year ended December 31, 2010.

Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.
Efforts to grow our distribution business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Successful integration of new operations will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.  In addition, we may assume both known and unknown liabilities as part of an acquisition which may increase the costs and risks associated with assimilating such operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended June 30, 2011:

Issuer Purchases of Equity Securities
				Maximum
			Total Cost of	Repurchases
Calendar Month /	Total Number of	Average Cost	Purchased Shares	Allowed
Period in which purchases were made:	Shares Repurchased (1)	per Share (2)	(in millions)	(in millions) (3)

April 1, 2011 to April 30, 2011	—	$—	$—	$30.0
May 1, 2011 to May 31, 2011	15,400	34.79	0.5	29.5
June 1, 2011 to June 30, 2011	156,200	34.66	5.5	24.0
Total repurchases for the three months ended June 30, 2011	171,600	$34.68	$6.0	$24.0

_____________________________________________
(1)    All purchases were made as part of the share repurchase program announced on May 25, 2011.
(2)    Includes related transaction fees.
(3)    On May 24, 2011, our Board of Directors authorized the repurchase of up to $30 million of our common stock. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.

During the second quarter of 2011, we issued a total of 43,076 shares of common stock in transactions that were not registered under the Securities Act of 1933. We issued 17,751 shares upon the cashless exercise of 32,401 Tranche B warrants. The shares of common stock issued upon the exercise of the Tranche B warrant were sold in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. This transaction involved exchanging securities with an existing security holder of the Company where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In addition, we issued 25,325 shares upon the cash and/or cashless exercise of 64,612 Class 6(B) warrants. The shares of common stock issued upon the exercise of the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145 of the Bankruptcy Code.
As of June 30, 2011, a total of 460,157 shares had been net issued consisting of: (a) 153,339 Tranche B warrants had been exercised of the 247,654 Tranche B warrants originally issued resulting in a cumulative net issuance of 91,258 shares, and (b) 581,790 Class 6(B) warrants had been exercised of the 990,616 Class 6(B) warrants originally issued resulting in a cumulative net issuance of 368,899 shares.

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

10.1
Fourth Amendment to Credit Agreement, dated as of May 5, 2011, by and among Core-Mark Holding Company, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as agent, and certain Lenders a party thereto (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q filed on May 9, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2011	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2011	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer