Form 10-Q
period 2011-09-30
Core-Mark Holding Company, Inc.
filed 2011-11-08
CIK 1318084

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     Yes  ☐    No  ☒
As of October 31, 2011, 11,331,256 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20.1	$16.1
Restricted cash	14.3	12.8
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $8.7,
respectively	220.7	179.3
Other receivables, net	44.9	43.5
Inventories, net (Note 5)	284.6	290.7
Deposits and prepayments	56.3	42.2
Deferred income taxes	2.7	3.6
Total current assets	643.6	588.2
Property and equipment, net	94.8	84.7
Goodwill	16.2	4.6
Other non-current assets, net	50.6	31.3
Total assets	$805.2	$708.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98.2	$57.3
Book overdrafts	20.8	6.5
Cigarette and tobacco taxes payable	155.7	166.8
Accrued liabilities	78.3	66.8
Income taxes payable	0.6	—
Deferred income taxes	0.3	0.3
Total current liabilities	353.9	297.7
Long-term debt (Note 6)	24.7	0.8
Deferred income taxes	10.1	2.2
Other long-term liabilities	2.4	2.5
Claims liabilities, net	29.1	30.6
Pension liabilities	11.0	12.3
Total liabilities	431.2	346.1
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 12,342,873 and 11,613,525 shares issued; 11,330,444 and 11,118,163 shares
outstanding at September 30, 2011 and December 31, 2010, respectively)	0.1	0.1
Additional paid-in capital	238.6	229.6
Treasury stock at cost (1,012,429 and 495,362 shares of common stock at
September 30, 2011 and December 31, 2010, respectively)	(31.2)	(13.2)
Retained earnings	168.3	147.3
Accumulated other comprehensive loss	(1.8)	(1.1)
Total stockholders’ equity	374.0	362.7
Total liabilities and stockholders’ equity	$805.2	$708.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,225.1	$1,993.6	$5,987.4	$5,410.0
Cost of goods sold	2,102.9	1,887.5	5,663.1	5,119.0
Gross profit	122.2	106.1	324.3	291.0
Warehousing and distribution expenses	61.7	55.8	173.4	157.0
Selling, general and administrative expenses	38.6	36.2	111.8	103.8
Amortization of intangible assets	0.8	0.5	2.1	1.5
Total operating expenses	101.1	92.5	287.3	262.3
Income from operations	21.1	13.6	37.0	28.7
Interest expense	(0.6)	(0.8)	(1.8)	(1.9)
Interest income	0.2	0.2	0.4	0.3
Foreign currency transaction (losses) gains, net	(1.4)	0.4	(0.6)	(0.2)
Income before income taxes	19.3	13.4	35.0	26.9
Provision for income taxes (Note 7)	(7.3)	(4.7)	(14.0)	(10.1)
Net income	$12.0	$8.7	$21.0	$16.8

Basic net income per common share (Note 8)	$1.05	$0.81	$1.84	$1.56
Diluted net income per common share (Note 8)	$1.03	$0.78	$1.78	$1.47

Basic weighted-average shares (Note 8)	11.4	10.8	11.4	10.8
Diluted weighted-average shares (Note 8)	11.7	11.3	11.8	11.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21.0	$16.8
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	12.6	8.2
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	4.1	3.7
Bad debt expense, net	1.2	0.8
Depreciation and amortization	16.1	14.4
Foreign currency transaction losses, net	0.6	0.2
Deferred income taxes	1.6	4.4
Changes in operating assets and liabilities:
Accounts receivable, net	(24.5)	(14.9)
Other receivables, net	(0.6)	0.9
Inventories, net	5.3	44.8
Deposits, prepayments and other non-current assets	(18.0)	(31.1)
Accounts payable	37.0	26.6
Cigarette and tobacco taxes payable	(9.6)	10.6
Pension, claims and other accrued liabilities	0.8	8.2
Income taxes payable	—	0.3
Net cash provided by operating activities	48.0	94.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(51.4)	(35.9)
Restricted cash	(2.1)	0.2
Additions to property and equipment, net	(11.1)	(9.3)
Capitalization of software	—	(0.9)
Net cash used in investing activities	(64.6)	(45.9)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	23.6	(19.2)
Payments of financing costs	(0.7)	(1.8)
Repurchases of common stock	(18.0)	—
Proceeds from exercise of common stock options and warrants	4.7	4.0
Tax withholdings related to net share settlements of restricted stock units	(1.2)	(1.1)
Excess tax deductions associated with stock-based compensation	1.6	1.0
Increase (decrease) in book overdrafts	10.9	(4.0)
Net cash provided by (used in) financing activities	20.9	(21.1)
Effects of changes in foreign exchange rates	(0.3)	(0.2)
Increase in cash and cash equivalents	4.0	27.1
Cash and cash equivalents, beginning of period	16.1	17.7
Cash and cash equivalents, end of period	$20.1	$44.8
Supplemental disclosures:
Income taxes paid, net of refunds	$4.5	$10.4
Interest paid	$1.5	$1.1
Non-cash investing activities:
Contingent consideration related to acquisition of business	$—	$1.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Company Information
Core-Mark Holding Company, Inc., together with its subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 29,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.

2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements, which are included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.
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

3. Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This pronouncement is effective for the Company beginning January 1, 2012, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. The amendments in this ASU require employers who participate in multiemployer plans to provide additional quantitative and qualitative disclosures. The new disclosures provide more detailed information about an employer's involvement in multiemployer plans including (1) the significant multiemployer plans in which an employer participates, (2) the level of an employer's participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer's commitments to the plans. This pronouncement is effective for the Company for our annual period ending on December 31, 2011, with early adoption permitted. We are currently evaluating the disclosure requirements of this ASU.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This pronouncement is effective for the Company in 2012. Early adoption of the new guidance is permitted and full retrospective application is required. As ASU 2011-05 relates only to the presentation of comprehensive income, the Company does not expect to adopt this new guidance early. This amendment will change the manner in which the Company presents comprehensive income.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)-Amendments to Achieve Common

Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

4. Acquisitions
Acquisition of Forrest City Grocery Company
On May 2, 2011, Core-Mark acquired Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. The acquisition provides Core-Mark with additional infrastructure and increases its market share in the southeastern U.S.
Total consideration to acquire FCGC was approximately $54.3 million. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The FCGC acquisition was accounted for as a business combination. The results of operations of FCGC have been included in our condensed consolidated statements of income since May 2, 2011.
The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date based on a preliminary valuation (dollars in millions):

May 2, 2011
Cash	$3.5
Accounts receivable	18.6
Other receivables	0.4
Inventory	13.0
Prepaid expenses	1.0
Property, plant and equipment	6.4
Intangible assets	18.4
Goodwill	11.6
Net deferred tax liabilities	(7.2)
Other liabilities	(11.4)
Total consideration	$54.3
Intangible assets include $16.4 million for customer relationships which is being amortized over 15 years and $2.0 million for non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The valuation includes $11.6 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and other liabilities assumed, net of deferred tax liabilities. The goodwill recognized is not expected to be deductible for tax purposes. The $7.2 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the intangible assets, whose estimated fair value was determined by the valuation.
The purchase price allocation presented herein is based on a preliminary valuation, however the purchase price is subject to adjustment under the agreement. In addition, there is a remaining escrow reserve of approximately $17 million for any post-closing liabilities. The escrow reserve, subject to adjustment, is available for claims through May 2015. While we do not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values may change the amount allocable to goodwill.
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
Intangible assets include $2.0 million for customer relationships which is being amortized over ten years, $0.9 million of non-amortizing goodwill and $0.7 million for the non-competition agreement which is being amortized over five years. Goodwill is measured as the difference between the purchase price and the fair value of assets acquired and liabilities assumed. The intangible assets, including goodwill, are expected to be deductible for tax purposes. The contingent payments relate primarily to a non-competition agreement with a former owner and were recorded at the present value of contractual payments. Results of operations of FDI have been included in Core-Mark’s consolidated statements of income since the date of acquisition.

5. Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $72.2 million higher at September 30, 2011, compared to $59.7 million higher at December 31, 2010. We recorded LIFO expense of $5.0 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $12.5 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively.

6. Long-term Debt
Total long-term debt as presented in the condensed consolidated balance sheets consists of the following (dollars in millions):

	September 30,	December 31,
	2011	2010
Amounts borrowed (Credit Facility)	$23.6	$—
Obligations under capital leases	1.1	0.8
Total long-term debt	$24.7	$0.8
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
 Average borrowings during the three months ended September 30, 2011 were $11.9 million, with amounts outstanding ranging from zero to $78.1 million. We did not borrow under the Credit Facility during the same period in 2010. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2011 was 2.2%.
Average borrowings during the nine months ended September 30, 2011 were $10.7 million, with amounts borrowed ranging from zero to $78.1 million. For the same period in 2010, average borrowings were $2.2 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the nine months ended September 30, 2011 and 2010 was 2.3% and 2.5%, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.1 million during the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010. Unamortized debt issuance costs were $2.0 million and $1.7 million as of September 30, 2011 and December 31, 2010, respectively.

Outstanding letters of credit and remaining amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (dollars in millions):

	September 30,	December 31,
	2011	2010
Outstanding letters of credit	$24.7	$26.2
Amounts available to borrow	$143.2	$161.4
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2011, we were in compliance with all of the covenants under the Credit Facility.

7. Income Taxes
Our effective tax rate was 37.8% for the three months ended September 30, 2011 compared to 35.1% for the same period in 2010. The increase in our effective tax rate for the third quarter of 2011 was due primarily to an increase in the proportion of earnings we expect from our Canadian operations in 2011 compared to 2010 and the impact of $0.6 million of net tax benefits in both periods. The net benefits, which had less of an impact on our effective tax rate in the third quarter of 2011, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.
Our effective tax rate was 40.0% for the nine months ended September 30, 2011 compared to 37.5% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of FCGC added approximately 1.1% to our effective tax rate for 2011 and an expected increase in the proportion of earnings from our Canadian operations in 2011 accounted for the remainder of the increase in the effective tax rate for 2011 compared to 2010.
In addition, the provision for income taxes for the nine months ended September 30, 2011 included a $0.5 million net benefit, compared to a net benefit of $0.6 million for the nine months ended September 30, 2010 related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.
At September 30, 2011, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $0.9 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.1 million through September 30, 2012.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 to 2010 tax years remain subject to examination by federal and state tax authorities. The 2006 and 2007 tax years are still open for certain state tax authorities. The 2004 to 2010 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

8. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars in millions, except per share amounts):

	Three Months Ended September 30,
	2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$12.0	11.4	$1.05	$8.7	10.8	$0.81
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	—		—	—
Stock options		0.1	(0.01)		0.2	(0.01)
Warrants		0.1	(0.01)		0.3	(0.02)
Diluted EPS	$12.0	11.7	$1.03	$8.7	11.3	$0.78

	Nine Months Ended September 30,
	2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$21.0	11.4	$1.84	$16.8	10.8	$1.56
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	(0.01)		0.1	(0.01)
Stock options		0.1	(0.02)		0.2	(0.03)
Warrants		0.2	(0.03)		0.3	(0.05)
Diluted EPS	$21.0	11.8	$1.78	$16.8	11.4	$1.47
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Certain options were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were 100,770 anti-dilutive stock options for both the three and nine months ended September 30, 2011, compared to 104,520 for the three and nine months ended September 30, 2010. There were no anti-dilutive warrants for the three and nine months ended September 30, 2011 and September 30, 2010.
In 2004, we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants had an exercise price of $20.93 per share. The shares of common stock and Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants had an exercise price of $15.50 per share.
Both the Class 6(B) and Tranche B warrants expired August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. As of September 30, 2011, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b)

all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. A cumulative total of 696,385 shares have been net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding.
As of September 30, 2010, the number of Class 6(B) and Tranche B warrants outstanding was 807,195 and 126,716, respectively.

9. Stock-Based Compensation Plans
Total stock-based compensation expense recognized in the condensed consolidated statements of income as a component of selling, general and administrative expenses was $1.5 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and $4.1 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $6.0 million at September 30, 2011. This balance is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIP") for the nine months ended September 30, 2011:

		December 31, 2010		Activity during 2011						September 30, 2011
		Outstanding		Granted		Exercised/Vested		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	1,221	$0.01	—	$—	(1,032)	$0.01	(1)	$0.01	188	$0.01	188	$0.01
	Options	218,255	20.44	—	—	(164,724)	15.84	(1,696)	24.58	51,835	34.93	51,625	34.99
2004 Directors’ Plan	Options	30,000	15.50	—	—	(30,000)	15.50	—	—	—	—	—	—
2005 LTIP	RSUs	15,772	0.01	—	—	(12,707)	0.01	—	—	3,065	0.01	3,053	0.01
2005 Directors’ Plan	Options	15,000	27.03	—	—	—	—	—	—	15,000	27.03	15,000	27.03
2007 LTIP (1)	RSUs	217,949	0.01	—	—	(120,110)	0.01	—	—	97,839	0.01	28,663	0.01
	Options	308,783	25.28	—	—	(27,015)	22.07	—	—	281,768	25.58	271,092	25.84
	Perf. shares	32,454	0.01	—	—	(16,588)	0.01	—	—	15,866	0.01	9,861	0.01
2010 LTIP (1)	RSUs	—	—	137,532	0.01	—	—	—	—	137,532	0.01	—	—
	Perf. shares	—	—	28,192	0.01	—	—	—	—	28,192	0.01	—	—
Total		839,434		165,724		(372,176)		(1,697)		631,285		379,482
Note: Price is weighted-average price per share.
_______________________________________
(1) The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

10. Pension Plans
We sponsor a qualified defined-benefit pension plan and a post-retirement benefit plan which includes medical and life insurance benefits (collectively, the "Pension Plans") for employees hired before September 1986. There have been no new entrants to the Pension Plans since they were frozen on September 30, 1989.
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

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
PENSION BENEFITS
Interest cost	$0.5	$0.5	$1.3	$1.5
Expected return on plan assets	(0.5)	(0.5)	(1.5)	(1.3)
Amortization of net actuarial loss	—	0.1	0.2	0.1
Net periodic benefit cost	$—	$0.1	$—	$0.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic other benefit cost	$—	$—	$0.1	$0.1
We contributed $0.9 million and $1.3 million to the Pension Plans during the three and nine months ended September 30, 2011 and $0.8 million and $1.1 million during the three and nine months ended September 30, 2010, respectively. We expect to contribute a total of approximately $1.7 million to the Pension Plans during 2011.

11. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$12.0	$8.7	$21.0	$16.8
Minimum pension liability adjustment, net of tax	—	—	—	(0.2)
Foreign currency translation adjustment	(1.3)	0.7	(0.7)	0.5
Total comprehensive income	$10.7	$9.4	$20.3	$17.1

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
During the three months ended September 30, 2011, we repurchased 345,467 shares of common stock under the share repurchase program at an average price of $34.88 per share for a total cost of $12.0 million. During the nine months ended September 30, 2011, we repurchased 517,067 shares of common stock under the share repurchase program at an average price of $34.81 per share for a total cost of $18.0 million. During the three and nine months ended September 30, 2010, no shares of common stock were repurchased under the prior share repurchase program. As of September 30, 2011 there was $12.0 million available for future share repurchases under our share repurchase program.

13. Segment and Geographic Information
As of September 30, 2011, we operated 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers. During the third quarter of 2011, we added a new division in Tampa, Florida.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments (U.S. and Canada). Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Inter-segment revenues were not significant and no single customer accounted for 10% or more of our total net sales for the three and nine months ended September 30, 2011 or 2010.
Information about our business operations based on the two geographic reporting segments is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
United States	$1,874.5	$1,676.0	$5,036.4	$4,528.2
Canada	340.5	311.4	930.3	867.8
Corporate adjustments and eliminations	10.1	6.2	20.7	14.0
Total	$2,225.1	$1,993.6	$5,987.4	$5,410.0

Income (loss) before income taxes:
United States	$20.0	$10.7	$39.9	$24.7
Canada	0.4	(1.2)	(1.7)	(2.7)
Corporate adjustments and eliminations	(1.1)	3.9	(3.2)	4.9
Total	$19.3	$13.4	$35.0	$26.9

Interest expense:
United States	$5.9	$5.9	$16.4	$17.2
Canada	0.2	0.2	0.7	0.7
Corporate adjustments and eliminations	(5.5)	(5.3)	(15.3)	(16.0)
Total	$0.6	$0.8	$1.8	$1.9

Depreciation and amortization:
United States	$3.6	$3.5	$11.0	$10.2
Canada	0.7	0.7	2.2	2.0
Corporate adjustments and eliminations	1.1	0.7	2.9	2.2
Total	$5.4	$4.9	$16.1	$14.4

Identifiable assets by geographic reporting segment are as follows (dollars in millions):

	September 30,	December 31,
	2011	2010
Identifiable assets:
United States	$716.4	$590.2
Canada	88.8	118.6
Total	$805.2	$708.8

The net sales mix for our primary product categories is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,566.4	$1,400.9	$4,219.9	$3,798.2
Food	276.5	230.8	726.9	627.2
Candy	122.7	112.9	346.7	322.9
Other tobacco products	167.2	138.0	443.2	372.6
Health, beauty & general	60.6	57.2	171.5	162.4
Beverages	31.2	52.5	77.2	123.8
Equipment/other	0.5	1.3	2.0	2.9
Total food/non-food products	$658.7	$592.7	$1,767.5	$1,611.8
Total net sales	$2,225.1	$1,993.6	$5,987.4	$5,410.0

14. Subsequent Event

On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which is payable on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011.

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

Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 29,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, tobacco, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada. During the third quarter of 2011, we added a new division in Tampa, Florida.
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

Third Quarter Overview
During the third quarter this year we signed a new distribution agreement with Alimentation Couche-Tard (“Couche-Tard”) and started to service their Southeast, Gulf Coast and Florida regions.  To accommodate this new business, we established a division in Tampa, Florida which included sourcing, hiring and outfitting a building with our logistics platform and began shipping in September 2011.  We incurred approximately $1.4 million of start-up costs associated with this endeavor. Net sales to Couche-Tard during the third quarter of 2011 were 8.4% of our total net sales and we expect annual net sales to Couche-Tard to grow to approximately 12 - 13% of our total net sales in 2012.
Net sales for the third quarter of 2011 increased $231.5 million, or 11.6%, to $2,225.1 million compared to $1,993.6 million for the same period in 2010. Forrest City Grocery Company (“FCGC”), acquired in May 2011, and Finkle Distributors, Inc. (“FDI”) acquired in August 2010, represented approximately two thirds of the total sales growth for the quarter with residual sales growth resulting primarily from the new Couche-Tard business, cigarette product inflation and our food/non-food category.  Sales in our food/non-food category increased despite a meaningful reduction in our beverage product category resulting from the movement of Gatorade to a direct-store-delivery (“DSD”) format during the first quarter of 2011. In addition, we have seen an increase in price inflation in certain of our food/non-food commodities which not only improved our sales in the third quarter this year, but will continue to benefit us in future quarters.  We continue to monitor the current macroeconomic conditions, including consumer confidence, spending, cigarette consumption, employment and inflation/deflation levels, where a significant change in macroeconomic conditions could materially impact our operating results.
Gross profit during this quarter benefited from a cigarette holding gain of $4.4 million and a net candy floor gain of approximately $1.7 million, both resulting from manufacturer price increases, which also contributed to a $2.1 million increase in LIFO expense.  Inventory holding gains are an integral part of the wholesale business model, however, timing and magnitude is controlled by the manufacturer. Remaining gross profit which excludes the aforementioned items, increased 11.1% or $12.1 million, from $109.0 million last year to $121.1 million during the third quarter this year.  Cigarette remaining gross profit increased 14.9% in absolute dollars and six cents per carton compared to the third quarter of 2010, positively impacted by the higher margins and volume from FCGC.  Remaining gross profit margins for food/non-food decreased 19 basis points from 12.48% for the third quarter 2010 to 12.29% for the third quarter 2011.  Food/non-food remaining gross profit margins increased 34 basis points excluding FCGC and the new business with Couche-Tard which have lower food/non-food margins than the rest of our business.  We expect that FCGC margins will improve over time as we introduce more of our marketing programs to the FCGC customer base.  Food/non-food remaining gross profit in absolute dollars increased 9.4% or approximately 6.3% excluding FCGC and the new Couche-Tard business.
______________________________________________

1
Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of cigarette inventory holding profits, LIFO expense and other major non-recurring items that significantly affect the comparability of gross profit and related margins.

Operating income increased $7.5 million, or 55%, to $21.1 million for the third quarter 2011, compared to $13.6 million for the same period in 2010.  The increase in operating income resulted from a 15.3% increase in gross profit driven by higher sales and increases in inventory holding gains. The increase in gross profit was offset by a 9.3% increase in operating expenses driven by the addition of FCGC, infrastructure costs to support the new distribution agreement with Couch-Tard, including our new Florida division and an increase in employee bonus and stock-based compensation expense. Net income increased $3.3 million, or 38%, to $12.0 million for the third quarter of 2011, compared to $8.7 million for the same period in 2010.

Business and Supply Expansion
We continue to expand our presence eastward, increasing our fresh product delivery and driving our vendor consolidation initiative.  Some of our expansion activities include:

•
On September 7, 2011, we signed a distribution agreement with Couche-Tard to service approximately 950 additional Couche-Tard corporate stores within Couche-Tard's Southeast, Gulf Coast and Florida markets. We began supplying the additional Couche-Tard stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became the authorized wholesaler for Circle K franchised stores located throughout the eastern United States. Authorized status will allow Core-Mark the opportunity to carry all Circle K franchise proprietary products and to be Couche-Tard's recommended wholesaler for approximately 300 Circle K franchisee sites. We are also in the process of finalizing the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S.

•
On May 2, 2011, we acquired Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states with annualized sales of approximately $540 million. Total consideration to acquire FCGC was approximately $54 million. The purchase price includes approximately $12 million of goodwill and $18 million of intangible assets based on the purchase price allocation from the preliminary valuation of the assets and liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. This acquisition has allowed us to increase our infrastructure and market share in the southeastern U.S. The financial results of FCGC's operations have been included in our consolidated financial statements since the date of acquisition, along with the costs associated with completing the acquisition and starting up operations. We integrated FCGC onto our systems in October 2011 and expect to increase its operational leverage as a result of that conversion.

•
In 2010, as part of our selling strategy of providing “fresh” product to our retailers to meet consumer demand, we grew the number of stores participating in our proprietary “Fresh and Local™” program by over 2,000 locations, increasing total participation to approximately 4,100 stores by the end of the year.  A main component of the program is to assist independent convenience store retailers in obtaining food service equipment such as open air refrigeration merchandisers which are necessary to properly implement a “fresh” program. Once the equipment solution is in place, we turn our focus to providing fresh product solutions to the convenience retailer, and we also add additional deliveries in order for them to stock the freshest possible product including fresh sandwiches, fresh bakery items, fruits, salads, vegetables and dairy products. These additional deliveries are paid for by new products added through Vendor Consolidation. We have partnered with local dairies, bakeries and commissaries to further enable our divisions to deliver the freshest product possible aligned with geographical preferences. This program was in addition to our other sales and marketing initiatives focused on increasing sales for fresh products. We continue to add breadth to the program by offering new fresh item solutions and we have realized positive margin growth in 2011 for “Fresh” by improving product assortment, in- store marketing efforts and spoil management. As of September 30, 2011, the “Fresh and Local™” program had almost 6,500 locations with approximately 4,300 locations purchasing at least three of the four sub category offerings.

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
During the three months ended September 30, 2011, we repurchased 345,467 shares of common stock under the share repurchase program at an average price of $34.88 per share for a total cost of $12.0 million. During the nine months ended September 30, 2011, we repurchased 517,067 shares of common stock under the share repurchase program at an average price of $34.81 per share for a total cost of $18.0 million. During the three and nine months ended September 30, 2010, no shares of common stock were repurchased under the prior share repurchase program. As of September 30, 2011 there was $12.0 million available for future share repurchases under our share repurchase program.

Dividend

On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which is payable on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010 (dollars in millions)(1):

		Three Months Ended			Three Months Ended
	2011	September 30, 2011			September 30, 2010
	Increase (Decrease)	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes
Net sales	$231.5	$2,225.1	100.0%	—%	$1,993.6	100.0%	—%
Net sales — Cigarettes	165.5	1,566.4	70.4	64.1	1,400.9	70.3	63.5
Net sales — Food/non-food	66.0	658.7	29.6	35.9	592.7	29.7	36.5
Net sales, less excise taxes (2)	190.2	1,691.1	76.0	100.0	1,500.9	75.3	100.0
Gross profit (3)	16.1	122.2	5.5	7.2	106.1	5.3	7.1
Warehousing and distribution
expenses	5.9	61.7	2.8	3.6	55.8	2.8	3.7
Selling, general and
administrative expenses	2.4	38.6	1.7	2.3	36.2	1.8	2.4
Income from operations	7.5	21.1	0.9	1.2	13.6	0.7	0.9
Interest expense	(0.2)	(0.6)	—	—	(0.8)	—	(0.1)
Interest income	—	0.2	—	—	0.2	—	—
Foreign currency transaction
(losses) gains, net	(1.8)	(1.4)	(0.1)	(0.1)	0.4	—	—
Income before taxes	5.9	19.3	0.9	1.1	13.4	0.7	0.9
Net income	3.3	12.0	0.5	0.7	8.7	0.4	0.6
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $231.5 million, or 11.6%, to $2,225.1 million for the three months ended September 30, 2011 from $1,993.6 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 10.6% for the third quarter, driven primarily by sales attributable to the FCGC and FDI acquisitions, sales associated with the new distribution agreement with Couche-Tard, cigarette price inflation and increases in food/non-food sales to existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2011 increased by $165.5 million, or 11.8%, to $1,566.4 million from $1,400.9 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net cigarette sales for the three months ended September 30, 2011 increased 10.8%. This increase in cigarette sales was driven primarily by sales attributable to FCGC, incremental carton sales from FDI acquired in August 2010 and carton sales associated with the new distribution agreement with Couche-Tard. In addition, there was a 3.4% increase in the average sales price per carton due primarily to cigarette price inflation. Total carton sales during the third quarter of 2011 increased approximately 9.8% in the U.S. and 4.7% in Canada compared to the same period in 2010. Excluding carton sales attributable to FCGC, incremental carton sales from FDI acquired in August 2010, and carton sales associated with the new distribution agreement with Couche-Tard, carton sales declined 2.0% in the U.S for the third quarter of 2011 compared to the same period in 2010. While we have experienced only slight declines in carton sales on a comparative basis, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.

Total net cigarette sales as a percentage of total net sales increased slightly to 70.4% for the three months ended September 30, 2011 compared to 70.3% for the same period in 2010.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended September 30, 2011 increased by $66.0 million, or 11.1%, to $658.7 million from $592.7 million for the same period in 2010. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Three Months Ended
	September 30,
	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$276.5	$230.8	$45.7	19.8%
Candy	122.7	112.9	9.8	8.7%
Other tobacco products	167.2	138.0	29.2	21.2%
Health, beauty & general	60.6	57.2	3.4	5.9%
Beverages	31.2	52.5	(21.3)	(40.6)%
Equipment/other	0.5	1.3	(0.8)	(61.5)%
Total Food/Non-food Products	$658.7	$592.7	$66.0	11.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

Net sales of our food/non-food products increased 11.1%, or 10.2% excluding the effects of foreign currency fluctuations. Net sales of food/non-food products increased 16.2% excluding sales of beverages, which declined significantly due to the movement of Gatorade to a DSD format during the first quarter of this year. The increase in food/non-food sales was driven primarily by the FCGC and FDI acquisitions and sales associated with the new distribution agreement with Couche-Tard. In addition, the food category benefited from an increase in sales to existing customers during the third quarter of 2011 driven primarily by our sales and marketing initiatives. Sales in our other tobacco products ("OTP") category were also impacted by an increase in sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke and an increase in excise taxes. Total net sales of food/non-food products as a percentage of total net sales was 29.6% for the three months ended September 30, 2011 compared to 29.7% for the same period in 2010.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette inventory holding profits, food/non-food floor gains and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the three months ended September 30, 2011 increased by $16.1 million, or 15.3%, to $122.2 million from $106.1 million for the same period in 2010.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2011 and 2010 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
	2011	September 30, 2011			September 30, 2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$231.5	$2,225.1	100.0%	—	$1,993.6	100.0%	—
Net sales, less excise taxes (2)	190.2	1,691.1	76.0	100.0%	1,500.9	75.3	100.0%
Components of gross profit:
Cigarette inventory holding profits	$4.4	$4.4	0.20%	0.26%	$—	—%	—%
LIFO expense	2.1	(5.0)	(0.22)	(0.30)	(2.9)	(0.15)	(0.19)
Net candy floor gain (3)	1.7	1.7	0.07	0.11	—	—	—
Remaining gross profit (4)	12.1	121.1	5.44	7.16	109.0	5.47	7.26
Gross profit	$16.1	$122.2	5.49%	7.23%	$106.1	5.32%	7.07%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
During the third quarter of 2011, we recognized an approximate $1.7 million net candy floor gain resulting from manufacturer price increases during the second quarter of this year. The net candy floor gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the third quarter.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.44% of total net sales for the three months ended September 30, 2011 compared to 5.47% for the same period in 2010. Inflation in cigarette prices compressed our remaining gross profit margin by approximately seven basis points for the three months ended September 30, 2011.
Cigarette remaining gross profit increased 14.9% or approximately six cents per carton in the third quarter of 2011 compared to the same period in 2010. This increase was mainly attributable to higher remaining gross profit per carton from FCGC, which operates primarily in fair trade states. As we expand our presence into fair trade states cigarette margins will be positively impacted.
Remaining gross profit margin for our food/non-food category for the third quarter of 2011 was 12.29% compared to 12.48% for the same period in 2010. Food/non-food remaining gross profit margins increased 34 basis points excluding FCGC and the new Couche-Tard business which have lower food/non-food margins than the rest of our business. Food/non-food remaining gross profit in absolute dollars increased 9.4% or approximately 6.3% excluding FCGC and the new Couche-Tard business. This increase in our food/non-food remaining gross profit was driven by our sales and marketing initiatives.
For the three months ended September 30, 2011, our remaining gross profit for food/non-food products decreased to approximately 66.8% of our total remaining gross profit compared to 67.9% for the same period in 2010. The decrease was due to the addition of FCGC, which derives a higher percentage of its remaining gross profit from cigarettes. We expect FCGC's food/non-food remaining gross profit margin to increase over time as we introduce and implement our marketing programs, including VCI and Fresh, to its customers.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the three months ended September 30, 2011, operating expenses increased $8.6 million, or 9.3%, to $101.1 million from $92.5 million for the same period in 2010. The majority of the increase in operating expenses was attributable to the addition of FCGC and infrastructure costs to support the new distribution agreement with Couche-Tard, including our new Florida distribution center. Additional items impacting operating expenses for the third quarter are discussed below. As a percentage of total net sales for the third quarter of 2011, total operating expenses were 4.5%, compared to 4.6% for the same period in 2010.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $5.9 million, or 10.6%, to $61.7 million for the three months ended September 30, 2011 from $55.8 million for the same period in 2010. The increase in warehousing and distribution expenses was due primarily to the addition of FCGC and our new Florida distribution center and a $0.5 million increase in net fuel costs, compared with the third quarter of 2010. As a percentage of total net sales, warehousing and distribution expenses were 2.8% for both periods, including the impact of higher fuel costs.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.4 million, or 6.7%, to $38.6 million for the three months ended September 30, 2011 from $36.2 million for the same period in 2010. SG&A expenses for the third quarter of 2011 increased due primarily to the addition of FCGC, including $0.4 million of transition costs, $1.4 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the new distribution agreement with Couche-Tard, and an increase of $1.2 million for employee bonus and stock-based compensation expense. The three months ended September 30, 2010 includes $1.2 million of FDI acquisition costs. As a percentage of total net sales, SG&A expenses were 1.7% for the third quarter of 2011 compared to 1.8% for the same period in 2010.
Interest Expense. Interest expense includes both interest and amortization of loan fees related to borrowings. Interest expense was $0.6 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher average borrowings during the current quarter. Average borrowings for the three months ended September 30, 2011 were $11.9 million with an average interest rate of 2.2%. We did not borrow under the Credit Facility during the same period in 2010.
Foreign Currency Transaction (Losses) Gains, Net. We recognized foreign currency transaction losses of $1.4 million for the three months ended September 30, 2011 compared to gains of $0.4 million for the same period in 2010. The change was due primarily to fluctuations in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 37.8% for the three months ended September 30, 2011 compared to 35.1% for the same period in 2010. The increase in our effective tax rate for the third quarter of 2011 was due primarily to an increase in the proportion of earnings we expect from our Canadian operations in 2011 compared to 2010 and the impact of $0.6 million of net tax benefits in both periods. The net benefits, which had less of an impact on our effective tax rate in the third quarter of 2011, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.

Comparison of the Nine Months Ended September 30, 2011 and 2010 (dollars in millions)(1):

		Nine Months Ended			Nine Months Ended
	2011	September 30, 2011			September 30, 2010
	Increase (Decrease)	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes	Amounts	% of Net Sales	% of Net Sales, Less Excise Taxes
Net sales	$577.4	$5,987.4	100.0%	—%	$5,410.0	100.0%	—%
Net sales — Cigarettes	421.7	4,219.9	70.5	64.1	3,798.2	70.2	63.8
Net sales — Food/non-food	155.7	1,767.5	29.5	35.9	1,611.8	29.8	36.2
Net sales, less excise taxes (2)	411.6	4,529.9	75.7	100.0	4,118.3	76.1	100.0
Gross profit (3)	33.3	324.3	5.4	7.2	291.0	5.4	7.1
Warehousing and distribution
expenses	16.4	173.4	2.9	3.8	157.0	2.9	3.8
Selling, general and
administrative expenses	8.0	111.8	1.9	2.5	103.8	1.9	2.5
Income from operations	8.3	37.0	0.6	0.8	28.7	0.5	0.7
Interest expense	(0.1)	(1.8)	—	—	(1.9)	—	(0.1)
Interest income	0.1	0.4	—	—	0.3	—	—
Foreign currency transaction
(losses) gains, net	(0.4)	(0.6)	—	—	(0.2)	—	—
Income before taxes	8.1	35.0	0.6	0.8	26.9	0.5	0.7
Net income	4.2	21.0	0.4	0.5	16.8	0.3	0.4
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Net Sales. Net sales increased by $577.4 million, or 10.7%, to $5,987.4 million for the nine months ended September 30, 2011 from $5,410.0 million for the same period in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 9.7% for the nine months ended September 30, 2011, driven primarily by sales attributable to the FCGC and FDI acquisitions, increases in excise taxes, cigarette price inflation, and increases in sales to existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2011 increased by $421.7 million, or 11.1%, to $4,219.9 million from $3,798.2 million for the same period in 2010. Net cigarette sales for the nine months ended September 30, 2011 increased 10.1%, excluding the effects of foreign currency fluctuations. This increase in cigarette sales was driven by sales attributable to the FCGC and FDI acquisitions and a 3.5% increase in the average sales price per carton due primarily to cigarette price inflation and increases in excise taxes. Total carton sales for the nine months ended September 30, 2011 increased approximately 7.7% in the U.S. and 2.0% in Canada compared to the same period in 2010. Excluding incremental carton sales attributable to the FCGC and FDI acquisitions and carton sales associated with the new distribution agreement with Couche-Tard, carton sales declined by 1.0% in the U.S. We believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability. Total net cigarette sales as a percentage of total net sales increased to 70.5% for the nine months ended September 30, 2011 compared to 70.2% for the same period in 2010.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2011 increased by $155.7 million, or 9.7%, to $1,767.5 million from $1,611.8 million for the same period in 2010. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Nine Months Ended
	September 30,
	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$726.9	$627.2	$99.7	15.9%
Candy	346.7	322.9	23.8	7.4%
Other tobacco products	443.2	372.6	70.6	18.9%
Health, beauty & general	171.5	162.4	9.1	5.6%
Beverages	77.2	123.8	(46.6)	(37.6)%
Equipment/other	2.0	2.9	(0.9)	(31.0)%
Total Food/Non-food Products	$1,767.5	$1,611.8	$155.7	9.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Net sales of our food/non-food products increased 9.7%, or 8.7% excluding the effects of foreign currency fluctuations. Net sales of food/non-food products increased 13.6% excluding sales of beverages, which have declined significantly due to the movement of Gatorade to a DSD format during the first quarter of this year. The increase in food/non-food sales was driven primarily by sales attributable to the FCGC and FDI acquisitions and sales associated with the new distribution agreement with Couche-Tard. In addition, the food category benefited from an increase in sales to existing customers driven primarily by our sales and marketing initiatives. Sales in our OTP category were also impacted by an increase in sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke and an increase in excise taxes. Total net sales of food/non-food products as a percentage of total net sales was 29.5% for the nine months ended September 30, 2011 compared to 29.8% for the same period in 2010.
Gross Profit. Gross profit represents the portion of sales remaining after deducting the cost of goods sold during the period. Vendor incentives, cigarette inventory holding profits, food/non-food floor gains and changes in LIFO reserves are classified as elements of cost of goods sold. Gross profit for the nine months ended September 30, 2011 increased by $33.3 million, or 11.4%, to $324.3 million from $291.0 million for the same period in 2010.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2011 and 2010 (dollars in millions) (1):

		Nine Months Ended			Nine Months Ended
	2011	September 30, 2011			September 30, 2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$577.4	$5,987.4	100.0%	—	$5,410.0	100.0%	—
Net sales, less excise taxes (2)	411.6	4,529.9	75.7	100.0%	4,118.3	76.1	100.0%
Components of gross profit:
Cigarette inventory holding profits	$2.3	$5.3	0.09%	0.12%	$3.0	0.06%	0.07%
LIFO expense	4.7	(12.5)	(0.21)	(0.28)	(7.8)	(0.15)	(0.19)
OTP tax items (3)	(0.3)	0.3	0.01	0.01	0.6	0.01	0.02
Net candy floor gain (4)	5.9	5.9	0.10	0.13	—	—	—
Remaining gross profit (5)	30.1	325.3	5.43	7.18	295.2	5.46	7.17
Gross profit	$33.3	$324.3	5.42%	7.16%	$291.0	5.38%	7.07%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The nine months ended September 30, 2011 includes an OTP tax refund of $0.8 million offset by $0.5 million of charges related primarily to a state excise tax assessment on OTP. During the nine months ended September 30, 2010, we recognized a $0.6 million OTP tax gain resulting from a state tax method change.

(4)
For the nine months ended September 30, 2011, we recognized an approximate $5.9 million net candy floor gain resulting from manufacturer price increases during the second quarter of this year. The net candy floor gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the nine months ended September 30, 2011.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding profits and other major non-recurring items that significantly affect the comparability of gross profit.

Our remaining gross profit was 5.43% of total net sales for the nine months ended September 30, 2011 compared to 5.46% for the same period in 2010. Inflation in cigarette prices compressed our remaining gross profit margin by approximately four basis points for the nine months ended September 30, 2011.
Cigarette remaining gross profit increased 11.3% or approximately five cents per carton for the nine months ended September 30, 2011 compared to the same period in 2010. This increase was attributable primarily to higher remaining gross profit per carton from FCGC, which operates primarily in fair trade states. As we expand our presence into fair trade states cigarette margins will be positively impacted.
Remaining gross profit margin for our food/non-food category was 12.56% for both the nine months ended September 30, 2011 and 2010. Food/non-food remaining gross profit margins increased approximately 28 basis points excluding FCGC and the new Couche-Tard business which have lower food/non-food margins than the rest of our business. Food/non-food remaining gross profit in absolute dollars increased 9.7% or approximately 7.7% excluding FCGC and the new Couch-Tard business. This increase in our food/non-food remaining gross profit was driven by our sales and marketing initiatives.
For the nine months ended September 30, 2011, our remaining gross profit for food/non-food products was approximately 68.3% of our total remaining gross profit compared to 68.6% for the same period in 2010. The decrease was due to the addition of FCGC, which derives a higher percentage of its remaining gross profit from cigarettes. We expect FCGC's food/non-food remaining gross profit margin to increase over time as we introduce and implement our marketing programs, including VCI and Fresh, to its customers.
Operating Expenses. Our operating expenses include costs related to warehousing, distribution, and selling, general and administrative activities. For the nine months ended September 30, 2011, operating expenses increased $25.0 million, or 9.5%, to $287.3 million from $262.3 million for the same period in 2010. The majority of the increase in operating expenses was attributable to the addition of FCGC, FDI and infrastructure costs to support the new distribution agreement with Couche-Tard, including our new Florida distribution center. Additional items impacting operating expenses for the nine months ends September 30, 2011 are discussed below. As a percentage of total net sales, total operating expenses were approximately 4.8% for both the nine months ended September 30, 2011 and 2010. Excluding a net increase in acquisition and start-up costs of $2.0 million and a $1.0 million settlement of a legacy insurance claim in 2010, operating expenses as a percentage of total net sales decreased seven basis points in 2011.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $16.4 million, or 10.4%, to $173.4 million for the nine months ended September 30, 2011 from $157.0 million for the same period in 2010. The increase in warehousing and distribution expenses was due primarily to the addition of FCGC and a $2.5 million increase in net fuel costs, partially offset by lower health and welfare costs for the nine months ended September 30, 2011 compared with the same period in 2010. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for both the nine months ended September 30, 2011 and 2010. Excluding the increase in net fuel costs noted above, warehouse and distribution expenses as a percentage of total net sales decreased five basis points.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.0 million, or 7.7%, to $111.8 million for the nine months ended September 30, 2011 from $103.8 million for the same period in 2010. The increase in SG&A expenses for the nine months ended September 30, 2011 was due primarily to the addition of FCGC including $1.9 million of transition costs, $1.4 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the new distribution agreement with Couche-Tard and higher employee bonus expense, partially offset by lower health and welfare costs. The nine months ended September 30, 2010 includes $1.3 million of FDI acquisition costs and the settlement of a $1.0 million legacy insurance claim. As a percentage of total net sales, SG&A expenses were 1.9%, or 1.6% excluding the above items, for the nine months ended September 30, 2011 and 1.9%, or 1.7% excluding the above items, for the nine months ended September 30, 2010.

Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings. Interest expense was $1.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the nine months ended September 30, 2011. Average borrowings for the nine months ended September 30, 2011 were $10.7 million with an average interest rate of 2.3%, compared to average borrowings of $2.2 million with an average interest rate of 2.5% for the same period in 2010.
Foreign Currency Transaction (Losses) Gains, Net. We recognized foreign currency transaction losses of $0.6 million for the nine months ended September 30, 2011 compared to losses of $0.2 million for the same period in 2010. The change was due primarily to fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 40.0% for the nine months ended September 30, 2011 compared to 37.5% for the same period in 2010. Non-deductible transaction costs related to our recent acquisition of FCGC added approximately 1.1% to our effective tax rate and an expected increase in the proportion of earnings from our Canadian operations accounted for the remainder of the increase in the effective tax rate for 2011 compared to 2010.
In addition, the provision for income taxes for the nine months ended September 30, 2011 included a $0.5 million net benefit, compared to a net benefit of $0.6 million for the nine months ended September 30, 2010 related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.

Comparison of Sales and Gross Profit by Product Category

The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2011 and 2010 (dollars in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cigarettes
Net sales	$1,566.4	$1,400.9	$4,219.9	$3,798.2
Excise taxes in sales (2)	$482.0	$447.5	$1,317.6	$1,172.0
Net sales, less excise taxes (3)	$1,084.4	$953.4	$2,902.3	$2,626.2
LIFO expense	$2.0	$2.0	$5.0	$5.3
Gross profit	$42.6	$33.0	$103.5	$90.4
Gross profit %	2.72%	2.35%	2.45%	2.38%
Gross profit % less excise taxes	3.93%	3.46%	3.57%	3.44%
Remaining gross profit (4)	$40.2	$35.0	$103.2	$92.7
Remaining gross profit %	2.57%	2.50%	2.45%	2.44%
Remaining gross profit % less excise taxes	3.71%	3.67%	3.56%	3.53%

Food/Non-food Products
Net sales	$658.7	$592.7	$1,767.5	$1,611.8
Excise taxes in sales (2)	$52.0	$45.2	$139.9	$119.7
Net sales, less excise taxes (3)	$606.7	$547.5	$1,627.6	$1,492.1
LIFO expense	$3.0	$0.9	$7.5	$2.5
Gross profit	$79.6	$73.1	$220.8	$200.6
Gross profit %	12.09%	12.34%	12.49%	12.45%
Gross profit % less excise taxes	13.12%	13.36%	13.57%	13.45%
Remaining gross profit (4)	$80.9	$74.0	$222.1	$202.5
Remaining gross profit % (5)	12.29%	12.48%	12.56%	12.56%
Remaining gross profit % less excise taxes	13.34%	13.51%	13.64%	13.57%

Totals
Net sales	$2,225.1	$1,993.6	$5,987.4	$5,410.0
Excise taxes in sales (2)	$534.0	$492.7	$1,457.5	$1,291.7
Net sales, less excise taxes (3)	$1,691.1	$1,500.9	$4,529.9	$4,118.3
LIFO expense	$5.0	$2.9	$12.5	$7.8
Gross profit	$122.2	$106.1	$324.3	$291.0
Gross profit %	5.49%	5.32%	5.42%	5.38%
Gross profit % less excise taxes	7.23%	7.07%	7.16%	7.07%
Remaining gross profit (4)	$121.1	$109.0	$325.3	$295.2
Remaining gross profit %	5.44%	5.47%	5.43%	5.46%
Remaining gross profit % less excise taxes	7.16%	7.26%	7.18%	7.17%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(5)
Excluding FCGC and the new Couche-Tard business, food/non-food remaining gross profit margins increased 34 basis points and 28 basis points for the three and nine months ended September 30, 2011, respectively. We expect that FCGC margins will improve over time as we introduce more of our marketing programs to the FCGC customer base.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2011 were $20.1 million compared to $16.1 million as of December 31, 2010. Our restricted cash as of September 30, 2011 and December 31, 2010 was $14.3 million and $12.8 million, respectively. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures and debt service requirements of our Credit Facility and beginning in December 2011, dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. As of September 30, 2011 we had $143.2 million of borrowing capacity available under our Credit Facility.

On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which is payable on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
 Cash flows from operating activities
Net cash from operating activities decreased by $46.3 million to a net cash provided of $48.0 million for the nine months ended September 30, 2011 compared to net cash provided of $94.3 million for the same period in 2010. This decrease was due to an increase of $55.0 million in net cash used to fund working capital related primarily to a speculative buy-in of cigarette inventory in anticipation of manufacturer price increases and a decrease in cigarette taxes payable which were higher at the end of 2010 due primarily to year-end cigarette inventory purchases. The decrease in net cash used to fund working capital was partially offset by an $8.9 million increase in net income excluding LIFO expense.
Cash flows from investing activities
Net cash used in investing activities increased by $18.7 million to $64.6 million for the nine months ended September 30, 2011 compared to $45.9 million for the same period in 2010. This increase was due primarily to the acquisition of FCGC in the nine months ended September 30, 2011, for which we paid $51.4 million compared with the acquisition of FDI in the same period in 2010, for which we paid $35.9 million. Fiscal 2011 capital expenditures are not expected to exceed $24 million, including any capital expenditures associated with the new Tampa, Florida division.
Cash flows from financing activities
Net cash from financing activities increased by $42.0 million to net cash provided of $20.9 million for the nine months ended September 30, 2011 compared to a net cash use of $21.1 million for the same period in 2010. This increase was due primarily to an increase in net borrowings of $42.8 million under our Credit Facility to fund the the acquisition of FCGC, our working capital requirements for our new divisions and speculative inventory purchases which are temporary in nature. In addition, the increase in book overdrafts of $14.9 million was caused by the level of cash on hand in relation to the timing of vendor payments, and we used $18.0 million to repurchase common stock.

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
Average borrowings during the three months ended September 30, 2011 were $11.9 million, with amounts outstanding ranging from zero to $78.1 million. We did not borrow under the Credit Facility during the same period in 2010. The weighted-average interest rate on our revolving credit facility for the three months ended September 30, 2011 was 2.2%.
Average borrowings during the nine months ended September 30, 2011 were $10.7 million, with amounts borrowed ranging from zero to $78.1 million. For the same period in 2010, average borrowings were $2.2 million, with amounts outstanding ranging from zero to $34.8 million. The weighted-average interest rate on our revolving credit facility for the nine months ended September 30, 2011 and 2010 was 2.3% and 2.5%, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.1 million during the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010. Unamortized debt issuance costs were $2.0 million and $1.7 million as of September 30, 2011 and December 31, 2010, respectively.
Amounts borrowed, outstanding letters of credit and remaining amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (dollars in millions):

	September 30, 2011	December 31, 2010
Amounts borrowed	$23.6	$—
Outstanding letters of credit	$24.7	$26.2
Amounts available to borrow	$143.2	$161.4

All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2011, we were in compliance with all of the covenants under the Credit Facility.

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

Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Our cigarette carton sales have declined on average over the last four years on a comparable basis. We believe overall cigarette consumption will continue to decline due to factors such as increasing legislative controls which regulate cigarette sales and where consumers may or may not smoke, the acceleration in the frequency and amount of excise tax increases which reduces demand, manufacturer price increases and health concerns on the part of consumers. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
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
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future especially as these governmental jurisdictions come under additional pressure to raise revenues. Federal excise taxes are levied on the cigarette manufacturer, whereas state, local and provincial excise taxes are levied on the wholesaler. We increase cigarette prices as state, local and provincial excise tax increases are assessed on cigarette products that we sell. As a result, increases in excise taxes generally compress gross profit percentages however we do not expect increases in excise taxes to negatively impact gross profit per carton.
Cigarette Inventory Holding Profits
Distributors such as Core-Mark may, from time to time, earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding profits. These profits are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette holding profits prior to 2009 averaged approximately $5.1 million per year from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding profits, net of federal excise tax ("FET") associated with the State Children's Health Insurance Program ("SCHIP") legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant holding profits in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. For the year ended December 31, 2010, our cigarette inventory holding profits were $6.1 million, or 1.6%, of our gross profit. For the nine months ended September 30, 2011, our cigarette inventory holding profits were $5.3 million, or 1.6% of our gross profit.
Food/Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes and our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
Since the end of 2008, manufacturer pricing trends have reflected a lack of inflation and in some cases deflation for the cost of non-tobacco products. As a result, we experienced below average floor stock income during 2010 and 2009 compared to prior periods. We have experienced higher levels of product inflation this fiscal year compared to 2010, however price increases are controlled by the manufacturer and thus future levels of price inflation are unknown.
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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; uncertain economic conditions; competition; price increases; our dependence on relatively few suppliers; the low-margin nature of cigarette and consumable goods distribution; certain distribution centers' dependence on a few relatively large customers; competition in the labor market; product liability claims and manufacturer recalls of products; fuel price increases; our dependence on our senior management; our ability to successfully integrate acquired businesses; currency exchange rate fluctuations; the payment of dividends; our ability to borrow additional capital; governmental regulations and changes thereto, including the Family Smoking Prevention and Tobacco Control Act; earthquake and natural disaster damage; failure or disruptions to our information systems; a greater decline than anticipated in cigarette sales volume; changes in consumer purchasing habits or trends in the convenience retail industry; our ability to implement marketing strategies; our reliance on manufacturer discount and incentive programs; tobacco and other product liability claims; and competition from sales of deep-discount cigarette brands and illicit and other low-priced sales of cigarettes. Refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC Regulation G - Non-GAAP Information
This Quarterly Report on Form 10-Q includes non-GAAP financial measures including remaining gross profit, remaining gross profit margin and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with SEC on March 15, 2011, did not change materially during the three months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes to our Legal Proceedings as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011.

ITEM 1A.	RISK FACTORS
Except for the risk factor discussed below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 8, 2011.

There can be no assurance that we will continue to declare cash dividends in the future or in any particular amounts and if there is a reduction in dividend payments, our stock price may be harmed.

          In October 2011, our Board of Directors approved the commencement of a quarterly cash dividend of $0.17 per common share.  We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements we are subject to.  Future dividends may be affected by: then available cash, anticipated working capital requirements, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, capital requirements for acquisitions, reserves for legal risks, stock repurchase programs, and changes in federal and state income tax laws or corporate laws, as well as other factors considered relevant by our Board of Directors.  Furthermore, the payment of dividends affects our cash flow and may act to limit certain strategic activities, such as acquisitions and capital expenditures.  Our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time.  A reduction in our dividend payments could have a negative effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended September 30, 2011:

Issuer Purchases of Equity Securities
				Maximum
				Dollar Value
				of Shares that
	Total Number of		Total Cost of	May Yet be
Calendar Month /	Shares	Average Cost	Purchased Shares	Purchased
Period in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

July 1, 2011 to July 31, 2011	35,940	$36.82	$1.3	$22.7
August 1, 2011 to August 31, 2011	252,000	34.72	8.7	14.0
September 1, 2011 to September 30, 2011	57,527	34.36	2.0	12.0
Total repurchases for the three months ended September 30, 2011	345,467	$34.88	$12.0	$12.0

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

During the third quarter of 2011, we issued a total of 242,401 shares of common stock in transactions that were not registered under the Securities Act of 1933. We issued 54,254 shares upon the cashless exercise of 94,315 Tranche B warrants. The shares of common stock issued upon the exercise of the Tranche B warrant were sold in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. This transaction involved exchanging securities with an existing security holder of the Company where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
In addition, we issued 188,147 shares upon the cash and/or cashless exercise of 430,643 Class 6(B) warrants. The shares of common stock issued upon the exercise of the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145 of the Bankruptcy Code.
As of September 30, 2011, a total of 696,385 shares had been net issued upon the cash and/or cashless exercise of the warrants, consisting of: (a) all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock, and (b) all 990,616 Class 6(B) warrants have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock.

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

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2011	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2011	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer