Form 10-K
period 2011-12-31
Core-Mark Holding Company, Inc.
filed 2012-03-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter:    $397,712,744.
As of February 29, 2012, the registrant had 11,398,254 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant's 2012 definitive proxy statement to be filed pursuant to Regulation 14A.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements made pursuant to the safe-harbor provisions of the Exchange Act of 1934 and the Securities Act of 1933.
Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. Forward-looking statements are made only as of the date of this Form 10-K and are based on our current intent, beliefs, plans and expectations. They involve risks and uncertainties that could cause actual results to differ materially from historical results or those described in or implied by such forward-looking statements.
A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I, Item 1A, “Risk Factors” of this Form 10-K. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC Regulation G - Non-GAAP Information

The financial statements in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Core-Mark uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

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
We operate in an industry where, in 2010, based on the NACS Association for Convenience and Fuel Retailing 2011 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations increased 4.4% to approximately $190.4 billion and were generated through an estimated 146,000 stores across the U.S. According to a more recent report from NACS, the number of convenience stores in the U.S. grew 1.2% in 2011 to approximately 148,000 stores. We estimate that approximately 50% of the products that these stores sell are supplied by wholesale distributors such as Core-Mark. The convenience retail industry gross profit for in-store sales was approximately $60.1 billion in 2010 and $58.6 billion in 2009. Over the ten years from 2000 through 2010, convenience in-store sales increased by a compounded annual growth rate of 6.2%.
We distribute a diverse line of national and private label convenience store products to over 28,000 customer locations in all 50 states of the U.S. and five Canadian provinces. The products we distribute include cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We service traditional convenience stores as well as alternative outlets selling convenience products. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college bookstores, casinos, movie theaters, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada. We distribute in excess of 45,000 Stock Keeping Units ("SKUs") of packaged consumable goods to our customers and also provide an array of information and data services that enable our customers to better manage retail product sales and marketing functions.
In 2011, our consolidated net sales increased 11.7% to $8.1 billion from $7.3 billion in 2010. Cigarettes comprised approximately 70.4% of total net sales in 2011, while approximately 68.3% of our gross profit was generated from food/non-food products.

Competitive Strengths
We believe we have the following fundamental competitive strengths which are the foundation of our business strategy:
Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California. The executive management team, comprised of our CEO and 14 senior managers, has an average tenure of over 16 years and applies its expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, business development, human resources and retail store support.
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
Drive our Vendor Consolidation Initiative (“VCI”). We expect our VCI program will allow us to grow by capitalizing on the highly fragmented nature of the distribution channel that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Today, we estimate that Core-Mark sells about 50% of what a convenience retailer purchases from their vendors. Our VCI program offers the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they would historically purchase from direct-store-delivery companies. This simplifies the supply chain and as a by-product, retailers will improve inventory turns and working capital, eliminate operational and transaction costs, and they will also greatly diminish their out-of-stocks on best-selling items.
Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience stores. To meet this expected demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks and tri-temperature trailers, which enables us to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically located bakeries and commissaries to further enable us to deliver the freshest product possible, with premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastry, doughnuts, bread and some home meal replacement entrées (“HMR”). We continue to expand the array of fresh products through the development of unique and comprehensive marketing programs, including equipment programs that assist the retailer in obtaining the proper equipment to showcase their “fresh” product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to convenience stores. Proper execution of VCI, with the cornerstone being dairy distribution, affords Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which ensures the proper handling and dating of "Fresh" products.
Expand our Presence Eastward. We believe there is significant opportunity for us to increase our market share by continuing to expand our presence east of the Mississippi. According to The Association for Convenience & Fuel Retailing 2011 SOI Report, during 2010, aggregate U.S. traditional convenience retail in-store sales were approximately $190.4 billion through approximately 146,000 stores with the majority of those stores located east of the Mississippi. We believe our expansion eastward will be accomplished by gaining new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, competitive pricing and acquisitions of smaller distributors.
Recent examples of our eastward expansion include:

•
In September 2011, we signed a distribution agreement with Alimentation Couche-Tard, Inc. ("Couche-Tard") to service approximately 970 additional Couche-Tard corporate stores within Couche-Tard's Southeast, Gulf Coast and Florida markets. This distribution agreement led to the addition of our newest distribution facility located in Tampa, Florida.

•
In May 2011, we acquired Forrest City Grocery Company ("FCGC"), a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states, which has provided Core-Mark with additional infrastructure and market share in the Southeastern region of the U.S. (See Note 3 -- Acquisitions to our consolidated financial statements).

•
In August 2010, we acquired Finkle Distributors, Inc. (“FDI”), a convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states, to continue to expand our market share in the Northeastern region of the U.S. (See Note 3 -- Acquisitions to our consolidated financial statements).

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon our ability to deliver consistently high levels of service, innovative marketing programs and information technology and logistics support. To that fundamental end, we are committed to further improving operational efficiencies in our distribution centers while containing our costs in order to enhance profitability. To further enhance our competitive advantage, we have been one of the first to recognize emerging trends and to offer retailers our unique marketing programs such as VCI and Fresh. In addition, we continue to roll out our Focused Marketing Initiative (“FMI”).  This program is designed to drive deeper entrenchment with our customer base and to further differentiate ourselves in the market place.  The FMI program is centered on increasing the profitability of the independent store through improved category insights and store management, maximizing geographic specific consumer preferences and habits as well as other available data resources.  We believe our innovative approach which focuses on building a trusted partnership with our customers has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.

Customers, Products and Suppliers
We service over 28,000 customer locations in all 50 states of the U.S. and five Canadian provinces. Our customers represent many of the large national and regional convenience retailers in the U.S. and Canada and leading alternative outlet customers. Our top ten customers accounted for approximately 31.5% of our net sales in 2011. While no single customer accounted for 10% or more of our total net sales in 2011, Couche-Tard grew to approximately 13% of our net sales in the fourth quarter of 2011 due largely to sales under the new distribution agreement.
Below is a comparison of our net sales mix by primary product category for the last three years (dollars in millions):

	Year ended December 31,
	2011		2010		2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$5,710.6	70.4%	$5,119.7	70.5%	$4,589.1	70.3%
Food	995.7	12.3%	840.9	11.6%	738.0	11.3%
Candy	459.8	5.7%	426.0	5.8%	405.0	6.2%
Other tobacco products	607.9	7.5%	503.6	6.9%	434.0	6.6%
Health, beauty & general	237.5	2.9%	220.6	3.0%	209.5	3.2%
Beverages	100.9	1.2%	152.0	2.1%	151.7	2.3%
Equipment/other	2.5	—%	4.0	0.1%	4.3	0.1%
Total food/non-food products	2,404.3	29.6%	2,147.1	29.5%	1,942.5	29.7%
Total net sales	$8,114.9	100.0%	$7,266.8	100.0%	$6,531.6	100.0%
______________________________________________
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $5,710.6 million or 70.4% of our total net sales and 31.7% of our total gross profit in 2011, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.
U.S. cigarette consumption has generally declined over the last ten years. Based on 2011 statistics provided by the Tobacco Merchants Association (“TMA”) published in early 2012 and compiled from the U.S. Department of Agriculture - Economic Research Service, total cigarette consumption in the U.S. declined from 444 billion cigarettes in 2001 to 300 billion cigarettes in 2011, or 32%. Total cigarette consumption also declined in Canada from 41 billion cigarettes in 2001 to 25 billion cigarettes in 2011, or a 39% reduction in consumption, based on the 2011 statistics provided by TMA. In 2011 our carton sales increased 9.2% due to the incremental sales attributable to the FCGC and FDI acquisitions, the new distribution agreement with Couche-Tard and one additional selling day this year compared to 2010. Excluding these items, carton sales decreased 1.9% in the U.S. Our carton sales in Canada increased 0.9% in 2011 on a comparative basis to last year. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset the majority of the impact from these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by the various states, localities and provinces. We collect state, local and provincial excise taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our net sales and cost of sales. During 2011, we included in net sales approximately $1,951.5 million of state, local and provincial excise taxes. As of December 31, 2011, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.17 per pack of 20 cigarettes in the state of Missouri to $4.35 per pack of 20 cigarettes in the state of New York. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$5.72 per pack of 20 cigarettes in the Northwest Territories. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages, fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 12.0% in 2011 to $2,404.3 million, which was 29.6% of our total net sales. Excluding a reduction in our beverage product category resulting from the movement of Gatorade to a direct-store-delivery format during the first quarter of 2011, net sales of our food/non-food category increased 15.6% in 2011 compared to 2010. Gross profits for food/non-food categories grew $30.8 million, or 11.6%, to $296.7 million, which was 68.3% of our total gross profit. Food/non-food products generated gross margins of 13.40% excluding excise taxes in 2011, while the cigarette category generated gross margins of 3.48% excluding excise taxes.
In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and our fresh initiative, focus primarily on the higher margin categories in the food group. These categories include milk, fresh bread, fresh sandwiches, fresh fruit, fresh produce, fresh baked goods, home replacement meals and other fresh and natural products. We believe this drive toward more healthy and fresh foods being sold in the convenience markets is a recognized major trend in the industry. We have invested a significant amount of capital to position our Company to have the proper infrastructure to successfully deliver these highly perishable items. Our objective is to consolidate the current fragmented nature of convenience store vendor distribution by consolidating such items as dairy and bread and to grow “fresh food” market share for the customers we service as they fight for consumer “share of stomach” for fresh foods with other retailers. Ultimately we believe the defragmentation of vendor deliveries coupled with market share gains in fresh foods for the stores we service will increase our customers' sales and profits and in turn improve our sales and profits.
In addition to fresh foods, we have recognized a VCI opportunity with regard to wine distribution in the state of California. To act upon this opportunity in 2011, we successfully obtained licenses for all five of our California distribution centers to distribute wine and beer. In July 2011 we began wine distribution to many of our California retail customers. In 2012, we expect to increase the number of California customers that purchase wine and beer from us as well as expand distribution outside of California.

Our Suppliers. We purchase products for resale from approximately 4,300 trade suppliers and manufacturers located across the U.S. and Canada. In 2011, we purchased approximately 63% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R.J. Reynolds, representing approximately 27% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets.

Seasonality
We typically generate slightly higher net sales and higher gross profits during the warm weather months (May through September) than in other times throughout the year. We believe this occurs because the convenience store industry which we serve tends to be busier during this period due to vacations and travel by consumers. During the second and third quarters of 2011, 2010 and 2009, we generated approximately 53% of our net sales for each fiscal year.

Operations
We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider). In 2011, we acquired FCGC in Arkansas and we added a distribution center in Tampa, Florida initially to support a new distribution agreement with Couche-Tard by servicing their Southeast, Gulf Coast and Florida regions. Twenty-two of our distribution centers are located in the U.S. and four are located in Canada. The map below depicts the scope of our operations and distribution centers.

Map of Operations

______________________________________________
Two of the facilities we operate in the U.S., Artic Cascade and Allied Merchandising Industry, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. Allied Merchandising Industry, located in Corona, California, purchases a portion of our non-cigarette products, primarily health and beauty care and general merchandise items, for our distribution centers enabling us to optimize our inventory to meet the needs of our customers. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (“ADC”), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard, Inc. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (“RDC”), is dedicated solely to supporting another major customer, Valero Energy Corporation.
We purchase a variety of brand name and private label products, in excess of 45,000 SKUs, including over 2,000 cigarette products, from our suppliers and manufacturers. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, general merchandise and health and beauty care products.
A typical convenience store order consists of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked approximately 476 million, 454 million and 426 million items (a carton of 10 packs of cigarettes is one item) or 71 million, 71 million and 65 million cubic feet of product, during the years ended December 31, 2011, 2010 and 2009, respectively, while limiting the service error rate to approximately two errors per thousand items shipped in 2011.

Our proprietary Distribution Center Management System ("DCMS") platform provides our distribution centers with the flexibility to adapt to our customers' information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers onto our platform is a priority which enables fast, efficient and reliable service.

Distribution
At December 31, 2011, we had 1,128 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2011, our trucking fleet consisted of approximately 700 tractors, trucks and vans, of which nearly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”) which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2011, approximately 70% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Our fuel consumption costs for 2011 totaled approximately $13.0 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $3.5 million, from $9.5 million in 2010, due to higher fuel prices, a 5.9% increase in miles driven, the acquisition of FCGC and the addition of the Tampa, Florida division.

Competition
We estimate that, as of December 31, 2011, there were approximately 300 wholesale distributors serving traditional convenience retailers in the U.S. We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large regional companies that provide products to specific areas of the country, H.T. Hackney Company in the Southeast and Eby-Brown Company in the Midwest and Mid-Atlantic regions. In addition there are several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there are two large regional players, aside from Core-Mark, that make up the competitive landscape, Karrys Wholesale Distributors and Wallace and Carey, Inc.

Beyond the traditional wholesale supply channels, we face potential competition from at least three other supply avenues.  First, certain manufacturers such as Budweiser, Miller-Coors, Coca-Cola, Frito-Lay and PepsiCo deliver their products directly to convenience retailers. Secondly, club wholesalers such as Costco and Sam's Club provide a limited selection of products at generally competitive prices, however, they often have limited delivery options and often no services. Finally, some large convenience retail chains have chosen self-distribution due to the geographic density of their stores and their belief that they can economically service such locations.
Competition within the industry is based primarily on the range and quality of the services provided, price, variety of products offered and the reliability of deliveries. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery performance using delivery equipment sized for the small format store, innovative marketing solutions and merchandising support, as well as competitive pricing. We believe this represents a contrast to some large competitors who offer a standardized logistics approach, with emphasis on uniformity of product lines, and company determined delivery schedules using large delivery equipment designed for large format stores. We believe this emphasis on a standardized logistics approach, while it allows for competitive pricing, is not best suited for retailers looking for more customized solutions and support from their supply partners in addition to competitive pricing. Alternatively, some small competitors focus on customer service and long-standing customer relationships but often lack the range of offerings of the larger distributor. We believe that our unique combination of service, marketing solutions and price is a compelling combination that is highly attractive to retailers and helps to enhance their growth and profitability.
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
We face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and fully taxed cigarettes.
We also believe the competitive environment has been impacted by alternative smoking products, such as snus and snuff. In addition, cigarette prices continue to rise due to continuing pressure on taxing jurisdictions to raise revenues through excise taxes. Further, cigarette list prices have historically increased for those manufacturers who are parties to the MSA. As a result, the lower priced products of numerous small share brands manufactured by non-MSA participants have held their market share, putting profitability pressure on MSA products.

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for 2011, 2010 and 2009. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items and periodically we may carry higher levels of inventory to take advantage of manufacturer price increases. The number of days of cost of sales in inventory averaged about 16 days during 2011 and about 15 days during 2010 and 2009. The increase of one day cost of sales in 2011 compared to 2010 was driven primarily by speculative purchases to take advantage of expected price increases by manufacturers.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during 2011, 2010 and 2009 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistic facilities) as of December 31, 2011:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Sales and Marketing	1,095	47	1,142
Warehousing and Distribution	2,792	248	3,040
Management, Administration, Finance and Purchasing	569	101	670
Total Categories	4,456	396	4,852

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 188 employees, or 3.9% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation
As a distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration ("FDA"). The FDA regulates the holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the U.S. Drug Enforcement Administration. In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration under the U.S. Department of Labor, which require us to comply with certain health and safety standards to protect our employees.
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

In September 2011, the Tobacco Products Labeling Regulations (Cigarettes and Little Cigars) came into force in Canada with strengthened labeling requirements for cigarettes and little cigar packages. The requirements include graphic health warnings and health information messages which are prominently displayed on the front and back of most tobacco packages and primarily focus on the health hazards posed by tobacco use.
We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (“AIB”). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company's food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. In 2011, 95% of the audits of our distribution centers received a score of 900 or greater (on a possible 1,000 point scale).

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Fresh and Local™, Java Street®, QUICKEATS®, Richland Valley™, SmartStock® and Tastefully Yours®.

Segment and Geographic Information
We operate in two geographic areas -- the U.S. and Canada. See Note 14 -- Segment Information to our consolidated financial statements.

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
395 Oyster Point Blvd, Suite 415
South San Francisco, CA 94080
Attention: Investor Relations
Corporate Governance--Code of Business Conduct and Ethics and Whistle Blower Policy:
Our Code of Business Conduct and Ethics is designed to promote honest, ethical and lawful conduct by all employees, officers and directors and is available on the “Investor Relations” section of our website at www.core-mark.com under “Corporate Governance.”
Additionally, the Audit Committee (“Audit Committee”) of the Board of Directors of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, shareholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of the Company's accounting policies. The procedures are also described on our website at www.core-mark.com under Corporate Governance in the “Investor Relations” section.

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

Risks Related to Our Business and Industry
Protracted challenging economic conditions may reduce demand for our products and increase credit risks.
Protracted challenging economic conditions, including high unemployment and underemployment rates, depressed real estate values, losses to consumer retirement and investment accounts and increases in food and other commodity prices, have resulted in weakened consumer confidence and curtailed consumer spending in certain sectors. If these economic conditions persist or deteriorate further, we expect that many convenience retail operators will experience continued instability and reductions in same store sales, which would adversely affect demand for our products and could lead to reduced sales and increased pressures on margins. In addition, ongoing uncertainty in the financial markets and the resulting pressures on liquidity may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
We are dependent on the convenience retail industry for our revenues, and our results of operations could suffer if there is an overall decline or consolidation in the convenience retail industry.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, credit exposure from our customers, termination of customer relationships without notice and consolidation of our customer base. Any of these factors could negatively affect our results of operations.
We face competition in our distribution markets and, if we are unable to compete effectively in any distribution market, we may lose market share and suffer a decline in sales and profitability.
Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price and variety of products offered, and schedules and reliability of deliveries. We also face competition from club stores and alternate sources of consumable products that sell to convenience retailers. Some of our competitors, including McLane Company, Inc. (a subsidiary of Berkshire Hathaway Inc.), have substantial financial resources and long-standing customer relationships. In addition, heightened competition among our existing competitors, or by new entrants into the distribution market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.
Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and attract additional customers. The ability to attract additional customers through our existing network of distribution centers is especially important because it enables us to leverage our distribution centers and other fixed assets. Our ability to retain existing customers and attract new customers is dependent upon our ability to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency in distributing products to our customers while integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our customers. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either of which could have an adverse impact on our results of operations.
We may lose business if manufacturers decide to engage in direct distribution of their products.
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
Some of our distribution centers are dependent on relationships with a single customer or a few customers, and we expect our reliance on these relationships to continue for the foreseeable future. Any termination, non-renewal or reduction in services that we provide to such customers could cause revenues generated by certain of our distribution centers to decline and our operating results to suffer.
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
Our retailers have reported to us that when gasoline prices increased they have experienced a decrease in the proportion of their customers' expenditures on food/non-food products compared to customers' expenditures on cigarettes. The shift in expenditures may place pressure on our sales and gross margins since sales of food/non-food products carry higher margins than sales of cigarettes.
Cigarette and consumable goods distribution is a low-margin business sensitive to economic conditions.
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with relatively low profit margins. Our food/non-food sales are generally priced based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Alternatively, periods of product cost inflation may also have a negative impact on our profit margins and earnings with respect to sales of cigarettes. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases, reduced or eliminated manufacturer discounts and incentive programs or increases in applicable excise tax rates, our inventory costs and accounts receivable could rise. To the extent that we are unable to pass on product cost increases to our customers, our profit margins and earnings could be negatively impacted.
We rely on manufacturer discount and incentive programs and cigarette excise stamping allowances, and any material changes in these programs could adversely affect our results of operations.
We receive payments from the manufacturers on the products we distribute for allowances, discounts, volume rebates and other merchandising and incentive programs. These payments are a substantial benefit to us. The amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers and the duration of carrying a specified product. In addition, we receive discounts from certain taxing jurisdictions in connection with the collection of excise taxes. If the manufacturers or taxing jurisdictions change or discontinue these programs or change the timing of payments, or if we are unable to maintain the volume of our sales required by such programs, our results of operations could be negatively affected.
We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.
We obtain the products we distribute from third party suppliers. At December 31, 2011, we had approximately 4,300 vendors, and during 2011 we purchased approximately 63% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris and R. J. Reynolds, representing approximately 27% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.

Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.
Efforts to grow our distribution business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and negotiating acceptable terms and conditions. Successful integration of new operations will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base, and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated. In addition, we may assume both known and unknown liabilities as part of an acquisition which may increase the costs and risks associated with assimilating such operations.
We may be subject to product liability claims which could materially adversely affect our business, and our operations could be subject to disruptions as a result of manufacturer recalls of products.
Core-Mark, as a distributor of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. In addition, our business could be adversely affected if consumers lose confidence in the safety and quality of the food and other products we distribute. This risk may increase as we continue to expand our distribution of fresh products. If we do not have adequate insurance, if contractual indemnification from the supplier of the defective or contaminated product is not available or if a party cannot fulfill its indemnification obligations, product liability relating to defective or contaminated products could materially adversely impact our results of operations.
In addition, we may be required to manage a recall of products on behalf of a manufacturer. Managing a recall could disrupt our operations as we might be required to devote substantial resources toward implementing the recall. Costs associated with a potential product recall could adversely affect our operating results.
Unexpected outcomes in legal proceedings may result in adverse effect on results of operations.
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
We may not be able to achieve the expected benefits from the implementation of marketing initiatives.
We are taking action to improve our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increase our market position within the industry and ultimately create increased shareholder value.
We may not be able to successfully execute our marketing initiatives to realize the intended synergies, business opportunities and growth prospects. Many of the risk factors previously mentioned, such as increased competition, may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended result. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new distribution formats developed may not be as anticipated, hampering our ability to attract new customers or maintain our existing customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new marketing initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.
Our information technology systems may be subject to failure or disruptions, which could seriously harm our business.
Our business is highly dependent on our customized enterprise IT Distribution Center Management System ("DCMS"). We rely on DCMS and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our IT systems and have disaster recovery plans in place to mitigate unforeseen events that could disrupt our systems' service. However, if DCMS fails or is not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
We depend on our senior management.
We substantially depend on the continued services and performance of our senior executive officers as named in our Proxy Statement. We do not maintain key person life insurance policies on these individuals, and we do not have employment agreements with any of them. The loss of the services of any of our senior executive officers could harm our business.
Shortages of qualified labor could negatively impact our business and profitability.
Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees, especially drivers, in a market could require us to enhance our wage and benefit packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. Any such shortage of qualified employees could decrease our ability to effectively serve our customers and might lead to lower earnings because of higher labor costs.
Unions may attempt to organize our employees.
As of December 31, 2011, 188, or 3.9%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times. We cannot assure you that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize and that our labor costs will not increase. In addition, the National Labor Relations Board is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force. To the extent we suffer business interruptions as a result of strikes or other work stoppages, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.

Risks Related to the Distribution of Cigarettes and Other Tobacco Products
Our sales volume is largely dependent upon the distribution of cigarettes, sales of which are declining generally.
The distribution of cigarettes is currently a significant portion of our business. In 2011, approximately 70.4% of our net sales (which includes excise taxes) and 31.7% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes from illicit markets. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars and pipe products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. Such legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such products.
In Canada, many provinces have enacted legislation authorizing and facilitating the recovery by provincial governments of tobacco-related health care costs from the tobacco industry by way of lawsuit. Some Canadian provincial governments have either already initiated lawsuits or indicated an intention that such lawsuits will be filed. It is unclear at this time how such restrictions and lawsuits may affect Core-Mark and its Canadian operations.
If excise taxes are increased or credit terms are reduced, our sales of cigarettes and other tobacco products could decline and our liquidity could be negatively impacted.
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. and Canada as a means of increasing government revenues. These tax increases are expected to continue and may negatively impact consumption and may cause a shift in sales from premium brands to discount brands or illicit channels as smokers seek lower priced options.
In addition, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of tax that we collect on their behalf. If these excise taxes are substantially increased or credit terms are substantially reduced, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all.
Our distribution of cigarettes and other tobacco products exposes us to potential liabilities.
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia and certain U.S. territories. The other four states -- Mississippi, Florida, Texas and Minnesota (the “non-MSA states”) -- settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers.
In connection with the MSA, we are indemnified by most of the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. Should the MSA ever be invalidated, we could be subject to substantial litigation due to our distribution of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we are indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and our Company could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations.
The benefits of liability limitations and indemnities we have pursuant to the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. Consequently, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. From time to time, however, we find it necessary to purchase a limited amount of cigarettes from non-MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.
Our purchase of cigarettes primarily from MSA manufacturers for sale in MSA states are adversely impacted by sales of brands from non-MSA manufacturers and discount brands manufactured by small manufacturers that are not parties to the MSA. The cigarettes subject to the MSA that we sell have been burdened by MSA related payments and are thus negatively impacted by widening price gaps between those brands and discount brands for the past several years. Growth in market share of discount brands since the MSA was signed has had an adverse impact on the volume of the cigarettes that we sell.
We face competition from sales of illicit and other low priced sales of cigarettes.
We also face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and fully taxed cigarettes. Increased sales of illicit or other low priced alternatives by third parties, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations.

Risks Related to Financial Matters, Financing and Foreign Exchange

Changes to federal, state or provincial income tax legislation could have a material adverse affect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material.

As a result of recent recessionary economic conditions, our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plans when the benefit obligation exceeds the fair value of the plan assets. Included in pension liabilities on our balance sheet as of December 31, 2011 is $9.3 million related to the underfunded pension obligation compared with $8.5 million as of December 31, 2010. The increase in the underfunded status of our pension plans from 2010 to 2011 is due primarily to an actuarial loss of $2.9 million, driven by a reduction in bond yields, and lower than expected returns on our pension plan assets of $1.2 million, partially offset by $3.2 million of contributions made by the Company in 2011. If the performance of the assets in the plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be substantially higher than we expect. The pension plan is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding in the pension plan. If this were to occur, our working capital and results of operations could be adversely impacted.
There can be no assurance that we will continue to declare cash dividends in the future or in any particular amounts and if there is a reduction in dividend payments, our stock price may be harmed.
In October 2011, our Board of Directors approved the commencement of a quarterly cash dividend. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and agreements to which we are a party. Future dividends may be affected by: then available cash, anticipated working capital requirements, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, capital requirements for acquisitions, reserves for legal risks, stock repurchase programs, and changes in federal and state income tax laws or corporate laws, as well as other factors considered relevant by our Board of Directors. Furthermore, the payment of dividends affects our cash flow and may act to limit certain strategic activities, such as acquisitions and capital expenditures. Our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. A reduction in our dividend payments could have a negative effect on our stock price.
Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.
We generate a significant portion of our revenues in Canadian dollars, approximately 15% in 2011 and 16% in 2010. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States of America (“GAAP”) require that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.
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
Our Credit Facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions place limits on our ability, among other things, to: incur additional indebtedness, pay dividends and make distributions, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets. In addition, under our Credit Facility, under certain circumstances we are required to meet a fixed charge coverage ratio. Our ability to comply with this covenant may be affected by factors beyond our control and a breach of the covenant could result in an event of default under our Credit Facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and terminate their commitments to make further extensions of credit.
Changes to accounting rules or regulations may adversely affect our operating results and financial position
Changes to GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board ("FASB"), the SEC and others. For example, the U.S.-based FASB is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures, including significant additional costs to implement and maintain the new accounting standards.

Risks Related to Government Regulation and Environment

If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Drug Enforcement Agency and other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
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

ITEM 1. B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 27,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,000 square feet of additional office space in Fort Worth, Texas. We lease approximately 3.2 million square feet and own approximately 0.7 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Hayward, California	Spokane, Washington
Atlanta, Georgia	Las Vegas, Nevada	Tampa, Florida
Bakersfield, California	Leitchfield, Kentucky	Whitinsville, Massachusetts
Corona, California(2)	Los Angeles, California	Wilkes-Barre, Pennsylvania
Denver, Colorado	Minneapolis, Minnesota	Calgary, Alberta
Forrest City, Arkansas	Portland, Oregon	Toronto, Ontario
Fort Worth, Texas	Sacramento, California(3)	Vancouver, British Columbia
Grants Pass, Oregon	Salt Lake City, Utah	Winnipeg, Manitoba

(1)
Excluding outside storage facilities or depots and two facilities that we operate as a third party logistics provider. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage. We own distribution center facilities located in Leitchfield, Kentucky; Wilkes-Barre, Pennsylvania; and Forrest City, Arkansas. All other facilities listed are leased. The facilities we own are subject to encumbrances under our principal credit facility.

(2)	This facility includes a distribution center and our Allied Merchandising Industry consolidating warehouse.

(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.
We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Couche-Tard, and one in San Antonio, Texas for Valero Energy Corporation. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.    LEGAL PROCEEDINGS
The Company is a plaintiff in a successful lawsuit, currently on appeal, against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. The Company's current share of the judgment, with daily accruing pre-judgment interest, is approximately $15.5 million, less outstanding attorneys' fees and costs. Sonitrol is appealing the decision through the Colorado appellate court. While we are expecting oral arguments on the appeal to be heard in late 2012, no date has been set by the court. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized in income only when and if it is finally paid to the Company.
As of December 31, 2011, we were not involved in any other material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 2,781 stockholders of record as of February 29, 2012.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ for the periods indicated:

	Low Price	High Price
Fiscal 2011
4th Quarter	$29.57	$40.52
3rd Quarter	30.33	38.69
2nd Quarter	32.41	35.84
1st Quarter	31.61	36.10

	Low Price	High Price
Fiscal 2010
4th Quarter	$30.14	$37.19
3rd Quarter	25.61	31.85
2nd Quarter	26.25	31.88
1st Quarter	29.21	34.51

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders on the NASDAQ Global Market at the end of each year from 2006 through 2011, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index and a peer group of companies (“the Performance Peer Group”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark's cumulative stockholder return is based on an investment of $100 on December 29, 2006, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES,
AND THE PERFORMANCE PEER GROUP

$130
$120
$110
$100
$90
$80
$70
$60
$50
12/29/06
12/31/07
12/31/08
12/31/09
12/31/10
12/30/11
Year Ended
CORE
Peer Group
Russell 2000 Index
NASDAQ Index

	Investment Value at
	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
CORE	$100.00	$85.86	$64.33	$98.54	$106.40	$118.90
NASDAQ Index	$100.00	$113.43	$66.67	$100.55	$119.34	$119.20
Russell 2000	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75
Performance Peer Group	$100.00	$87.65	$66.52	$84.06	$92.97	$95.58

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
Both the Class 6(B) and Tranche B warrants expired August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. As of December 31, 2011, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b)
all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. No Class 6(B) warrants or Tranche B warrants remain outstanding.
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which resulted in a total amount of approximately $1.9 million paid on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011. On February 3, 2012, the Board declared the second quarterly cash dividend of $0.17 per common share, which is payable on March 15, 2012 to shareholders of record as of the close of business on February 24, 2012. The agreement for our Credit Facility places certain limits on our ability to pay cash dividends on our common stock. The payment of any future dividends will be determined by our board of directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.
Issuer Purchases of Equity Securities
The following table provides the repurchases of common stock shares during the three months ended December 31, 2011:

Issuer Purchases of Equity Securities
				Maximum
				Dollar Value
				of Shares that
	Total Number of		Total Cost of	May Yet be
Calendar month	Shares	Average Cost	Purchased Shares	Purchased
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

October 1, 2011 to October 31, 2011	—	$—	$—	$12.0
November 1, 2011 to November 30, 2011	1,700	37.02	0.1	11.9
December 1, 2011 to December 31, 2011	23,648	39.60	0.9	11.0
Total repurchases for the three months ended December 31, 2011	25,348	$39.43	$1.0	$11.0

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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
Basis of Presentation
The selected consolidated financial data for the five years from 2007 to 2011 are derived from Core-Mark's audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc. and Subsidiaries
	Year Ended December 31,
(dollars in millions except per share amounts)	2011(a)	2010(b)	2009(c)	2008(d)	2007
Statement of Operations Data:
Net sales	$8,114.9	$7,266.8	$6,531.6	$6,044.9	$5,560.9
Gross profit (e)	434.1	385.3	401.6	359.1	332.6
Warehousing and distribution expenses (e)	234.6	211.8	197.3	197.6	174.1
Selling, general and administrative expenses	150.8	142.5	137.3	129.4	119.0
Amortization of intangible assets	3.0	2.1	2.0	2.0	1.8
Income from operations	45.7	28.9	65.0	30.1	37.7
Interest expense, net (f)	2.0	2.2	1.4	1.2	1.0
Net income	26.2	17.7	47.3	17.9	24.1
Per share data:
Basic net income per common share	$2.30	$1.64	$4.53	$1.71	$2.30
Diluted net income per common share	$2.23	$1.55	$4.35	$1.64	$2.15
Shares used to compute net income per share:
Basic	11.4	10.8	10.5	10.5	10.5
Diluted	11.7	11.4	10.9	10.9	11.2
Other Financial Data:
Excise taxes (g)	$1,951.5	$1,756.5	$1,516.0	$1,474.4	$1,349.4
Cigarette inventory holding gains/FET (h)	8.2	6.1	25.2	3.1	7.3
OTP tax items (i)	0.8	0.6	0.6	1.4	13.3
LIFO expense	18.3	16.6	6.7	11.0	13.1
Depreciation and amortization (j)	22.4	19.7	18.7	17.4	14.9
Stock-based compensation	5.5	4.8	5.1	3.9	5.3
Capital expenditures	24.1	13.9	21.1	19.9	20.8
Adjusted EBITDA (k)	91.9	70.0	95.5	62.4	71.0

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$870.2	$708.8	$677.9	$612.6	$577.1
Total debt, including current maturities	63.3	1.0	20.0	30.8	29.7
______________________________________________

(a)
The selected consolidated financial data for 2011 includes the results of operations of FCGC, which was acquired in May 2011, and the Tampa, Florida division, which commenced operations in September 2011.

(b)	The selected consolidated financial data for 2010 includes approximately $105.9 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation. The 2010 data also includes the results of operations of Finkle Distributors, Inc., which was acquired in August 2010.

(c)
The selected consolidated financial data for 2009 includes approximately $534.0 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation and $36.7 million of related cigarette inventory holding gains, offset by $11.5 million of net floor stock tax.

(d)
The selected consolidated financial data for 2008 includes the results of operations of the Toronto division, which commenced operations in late January 2008, and also the New England division following its acquisition in June 2008.

(e)	Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(f)	Interest expense, net, is reported net of interest income.

(g)	State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.

(h)
Cigarette inventory holding gains represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. Although we have realized cigarette inventory holding gains in each of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases. In 2009, we realized significant cigarette inventory holding gains due to the price increases in response to the federal excise taxes ("FET") levied on manufacturers by the SCHIP legislation.

(i)
We received an Other Tobacco Products ("OTP") tax settlement of $0.8 million in 2011. We recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010 and received OTP tax refunds of $0.6 million in 2009, $1.4 million in 2008 and $13.3 million in 2007.

(j)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

(k)
Adjusted EBITDA is not defined by GAAP and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back interest expense, net, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and foreign currency transaction losses (gains), net.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 28,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
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

Overview of 2011 Results
In 2011 we expanded our geographic presence into two new markets through the acquisition of Forrest City Grocery Company (“FCGC”) and the establishment of a new operating division in Tampa, Florida. In addition, we signed a new agreement with Alimentation Couche-Tard, Inc. (“Couche-Tard”) to service their corporate stores in the Southeast, Gulf Coast and Florida markets and started servicing these stores during September 2011. Net sales to Couche-Tard were approximately 13% of our total net sales for the fourth quarter of 2011.
These market expansions, coupled with net sales increases in our food/non-food category, were the primary drivers of an increase in our net sales of $848.1 million, or 11.7%, to $8,114.9 million for 2011 compared to $7,266.8 million for 2010. In addition, inflation in cigarette prices from manufacturers and excise taxes contributed approximately 1.8% to the increase in total net sales for 2011 compared to 2010. Sales of our food/non-food category increased 12.0%, or 15.6%, excluding a reduction in our beverage product category resulting from the movement of Gatorade to a direct-store-delivery ("DSD") format during the first quarter of 2011. In addition, we have seen an increase in price inflation in certain of our food/non-food commodities which not only improved our sales in 2011, but will continue to benefit us in future quarters for products that use a cost-plus-markup approach to pricing.  We continue to monitor the current macroeconomic conditions, including consumer confidence, spending, cigarette consumption, employment, inflation/deflation levels and fuel prices, where a significant change in macroeconomic conditions could materially impact our operating results.
Gross profit for 2011 increased $48.8 million, or 12.7%, to $434.1 million and benefited from incremental cigarette inventory holding gains of $2.1 million and candy inventory holding gains of approximately $5.9 million, both resulting from manufacturer price increases, which also contributed to a $1.7 million increase in LIFO expense. Inventory holding gains are an integral part of the wholesale business model, however, timing and magnitude is controlled by the manufacturer. Remaining gross profit1 which excludes the aforementioned inventory holding gains and LIFO expense, increased 10.7% or $42.3 million, from $395.2 million last year to $437.5 million in 2011. Remaining gross profit margin1 declined 5 basis points to 5.39% from 5.44% for 2010. The decline in remaining gross profit margin was due primarily to the addition of FCGC and the new business with Couche-Tard, as well as margin compression resulting from price increases by cigarette manufacturers in 2011. As we expand into more fair trade states where cigarette pricing is regulated, such as the case with FCGC, we will likely see higher cigarette gross profits, in terms of cents per carton, and lower food/non-food gross profit margins. To the extent that we capture large chain business like Couche-Tard, we will likely realize lower across the board gross profit margins since our invested assets for these customers are lower, allowing us in most cases to offer lower prices to achieve our desired return on investment.
______________________________________________

(1)
Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of cigarette inventory holding gains, LIFO expense and other items that significantly affect the comparability of gross profit and related margins (see table reconciling gross profit and remaining gross profit in "Results from Operations" below).

Net income increased $8.5 million, or 48%, to $26.2 million for 2011, compared to $17.7 million for 2010, despite higher income tax rates.  The increase in net income resulted from a 12.7% increase in gross profit driven by higher sales and increases in inventory holding gains offset partially by an increase in operating expenses of 9%. Operating expenses as a percentage of net sales improved 11 basis points in 2011 compared to 2010 despite additional infrastructure costs to support the new distribution agreement with Couch-Tard, including our new Florida division and a $3.5 million increase in net fuel costs. While the impact of fuel costs lessened in the second half of 2011 as prices stabilized, future increases or decreases in fuel costs or the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.

Adjusted EBITDA2 increased $21.9 million, or 31%, to $91.9 million in 2011 from $70.0 million in 2010. The increase in adjusted EBITDA for 2011 was driven primarily by the addition of FCGC and the new Couche-Tard business, gross profit expansion in our food/non-food commodities, incremental inventory holding gains and operating expense leverage.

Business and Supply Expansion
We continue to expand our presence eastward, expand our fresh product offering and drive our vendor consolidation initiative.  Some of our expansion activities include:

•
In 2011, as part of our selling strategy of providing “fresh” product to our retailers to meet consumer demand, we increased sales for this small, but growing food category by approximately 28%. In part, we accomplished this by increasing the number of stores participating in our proprietary “Fresh and Local™” program by over 2,100 locations. Total store participation has grown to over 8,700 stores with approximately 4,600 of those stores purchasing three of the four qualifying fresh categories. We have continued to partner with our vendors and certain equipment manufacturers to assist the retailer in obtaining the proper refrigerated equipment to showcase their fresh product offering. In 2011 we expanded our line of equipment offerings to include open-air, walk-around and end-cap units and continued to provide our free-standing wall units. We have partnered with local dairies, bakeries and commissaries to further enable our divisions to deliver the freshest product possible aligned with geographical preferences. This program was in addition to our other sales and marketing initiatives focused on increasing sales for fresh products. We continue to add breadth to the program by offering new fresh item solutions and we realized positive margin growth in 2011 for “Fresh” by improving product assortment, in-store marketing efforts and spoil management.

•
On September 7, 2011, we signed a distribution agreement with Couche-Tard to service approximately 970 additional Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. We began supplying the additional Circle K stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became the authorized wholesaler for the Couche-Tard chain of approximately 300 Circle K franchised stores located throughout the eastern United States which allows us the opportunity to carry all Circle K franchise proprietary products. On December 15, 2011, we finalized the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S. We expect annual net sales to Couche-Tard to grow to approximately 13% of our total net sales in 2012.

•
On May 2, 2011, we acquired Forrest City Grocery Company ("FCGC"), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states with annualized sales of approximately $540 million. Total consideration to acquire FCGC was approximately $53 million. The acquisition resulted in approximately $12 million of goodwill and $18 million of intangible assets based on the purchase price allocation from the valuation of the assets and liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. This acquisition has allowed us to increase our infrastructure and market share in the southeastern U.S. The financial results of FCGC's operations have been included in our consolidated financial statements since the date of acquisition, along with the costs associated with completing the acquisition and integrating them onto DCMS. FCGC's customers are located primarily in states where cigarette pricing is regulated. Sales in these states, known as "fair trade" states, will likely result in higher cigarette gross profits, in terms of cents per carton, and lower food/non-food gross profit margins. We integrated FCGC onto DCMS in October 2011 and expect to increase its operational leverage as a result of that conversion (see Note 3 -- Acquisitions to our consolidated financial statements).

____________________________________________

(2)
Adjusted EBITDA is not defined by GAAP and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see calculation of adjusted EBITDA in "Liquidity and Capital Resources" below).

•
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. ("FDI"), located in Johnstown, New York, for approximately $36.0 million. FDI was a regional, convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states. The acquired assets consisted primarily of accounts receivable, inventory and fixed assets. Results of operations have been included in our consolidated financial statements since the date of acquisition. Upon completion of the acquisition, we transitioned warehouse operations to our New England and Pennsylvania divisions (see Note 3 -- Acquisitions to our consolidated financial statements).

•
We entered into a five-year contract with BP Products North America in February 2010 to provide all of the ampm® proprietary products to its 1,200 stores nationwide. This agreement expanded our existing relationship with BP Products North America from a focus in western states to a national basis. In addition, Core-Mark became designated as the approved supplier for traditional nonproprietary products, in a move designed to further advance ampm®'s ongoing progress in supply chain efficiencies, marketing program effectiveness and consistency of offerings.

Other Business Developments
Dividends
On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which resulted in a total amount of approximately $1.9 million paid on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011. On February 3, 2012, the Board declared the second quarterly cash dividend of $0.17 per common share, which is payable on March 15, 2012 to shareholders of record as of the close of business on February 24, 2012.
Share Repurchase Program
Our available funds for future share repurchases under our Credit Facility were re-established at $30 million under the February 2010 amendment to our Credit Facility (see Note 7 -- Long-Term Debt to our consolidated financial statements).
The share repurchase program was approved by our Board to enable the company to buy shares when we believe our stock price is undervalued.  Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options and warrants. During the year ended December 31, 2011, we repurchased 542,415 shares of common stock at an average price of $35.03 per share for a total cost of $19.0 million. No shares of common stock were repurchased under our share repurchase program for the year ended December 31, 2010. During the year ended December 31, 2009, we repurchased 98,646 shares of common stock at an average price of $22.77 per share for a total cost of $2.2 million. As of December 31, 2011 there was $11.0 million available for future share repurchases under our share repurchase program.
Federal Excise Tax Liability Impact for the State Children's Health Insurance Program
In February 2009, the State Children's Health Insurance Program (“SCHIP”) was signed into law, which increased federal cigarette excise taxes levied on manufacturers of cigarettes from 39¢ to $1.01 per pack effective April 1, 2009. In March 2009, most U.S. manufacturers increased their list prices which resulted in an increase of approximately 28% on Core-Mark's product purchases in response to the passage of the SCHIP legislation. Cigarette inventory holding gains were $8.2 million for 2011 and $6.1 million for 2010, compared to cigarette inventory holding gains of $36.7 million, partially offset by a net federal floor stock tax of $11.5 million, for 2009. The significant cigarette inventory holding gains in 2009 were due primarily to increases in cigarette prices by manufacturers in response to the anticipated increase in federal excise taxes mandated by the SCHIP legislation.

Results of Operations
Comparison of 2011 and 2010 (1)

		2011			2010
	2011	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
	Increase (Decrease) (in millions)
Net sales	$848.1	$8,114.9	100.0%	—%	$7,266.8	100.0%	—%
Net sales — Cigarettes	590.9	5,710.6	70.4	64.1	5,119.7	70.5	64.0
Net sales — Food/non-food	257.2	2,404.3	29.6	35.9	2,147.1	29.5	36.0
Net sales, less excise taxes (2)	653.1	6,163.4	76.0	100.0	5,510.3	75.8	100.0
Gross profit (3)	48.8	434.1	5.3	7.0	385.3	5.3	7.0
Warehousing and
distribution expenses	22.8	234.6	2.9	3.8	211.8	2.9	3.8
Selling, general and
administrative expenses	8.3	150.8	1.9	2.4	142.5	2.0	2.6
Amortization of
intangible assets	0.9	3.0	—	—	2.1	—	—
Income from operations	16.8	45.7	0.6	0.7	28.9	0.4	0.5
Interest expense	(0.2)	(2.4)	—	—	(2.6)	—	—
Interest income	—	0.4	—	—	0.4	—	—
Foreign currency transaction
(losses) gains, net	(1.0)	(0.5)	—	—	0.5	—	—
Income before taxes	16.0	43.2	0.5	0.7	27.2	0.4	0.5
Net income	8.5	26.2	0.3	0.4	17.7	0.2	0.3
Adjusted EBITDA (4)	21.9	91.9	1.1	1.5	70.0	1.0	1.3
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 33).

(3)	Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)
Adjusted EBITDA is not defined by GAAP and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see calculation of adjusted EBITDA in "Liquidity and Capital Resources" below).

Consolidated Net Sales. Net sales for 2011 increased by $848.1 million, or 11.7%, to $8,114.9 million from $7,266.8 million in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 11.0% in 2011 compared to 2010, driven primarily by sales attributable to the FCGC and FDI acquisitions, sales associated with the new distribution agreement with Couche-Tard and increases in food/non-food sales to existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for 2011 increased by $590.9 million, or 11.5%, to $5,710.6 million from $5,119.7 million in 2010. Net cigarette sales for 2011 increased 10.9%, excluding the effects of foreign currency fluctuations. This increase in net cigarette sales was driven by sales attributable to the FCGC and FDI acquisitions and sales associated with the new distribution agreement with Couche-Tard. In addition, there was a 3.3% increase in the average sales price per carton due primarily to cigarette price inflation and increases in excise taxes. Total carton sales in 2011 increased 9.2% in the U.S. and increased 1.3% in Canada. Excluding incremental carton sales attributable to the FCGC and FDI acquisitions, carton sales associated with the new distribution agreement with Couche-Tard and one additional selling day this year, carton sales declined by 1.9% in the U.S. While we have experienced only slight declines in carton sales on a comparative basis, consistent with industry trends over the last several years, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. Total net cigarette sales as a percentage of total net sales were 70.4% in 2011 compared to 70.5% in 2010.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2011 increased $257.2 million, or 12.0%, to $2,404.3 million from $2,147.1 million in 2010. Excluding the effects of foreign currency fluctuations, net sales of our food/non-food products increased 11.3% in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$995.7	$840.9	$154.8	18.4%
Candy	459.8	426.0	33.8	7.9%
Other tobacco products	607.9	503.6	104.3	20.7%
Health, beauty & general	237.5	220.6	16.9	7.7%
Beverages	100.9	152.0	(51.1)	(33.6)%
Equipment/other	2.5	4.0	(1.5)	(37.5)%

Total Food/Non-food Products	$2,404.3	$2,147.1	$257.2	12.0%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Net sales of food/non-food products increased 15.6% excluding sales of Gatorade, which was moved to a DSD format during the first quarter of this year. The increase in food/non-food sales was driven primarily by sales attributable to the FCGC and FDI acquisitions, the new distribution agreement with Couche-Tard and incremental sales driven by our sales and marketing initiatives primarily impacting our food category. In addition, sales in our Other Tobacco Products ("OTP") category were positively impacted by an increase in sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke and an increase in excise taxes. Total net sales of food/non-food products as a percentage of total net sales increased slightly to 29.6% for 2011 compared to 29.5% for 2010, despite the addition of FCGC which has a lower percentage of food/non-food net sales.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2011 increased by $48.8 million, or 12.7%, to $434.1 million from $385.3 million in 2010. The increase in gross profit for 2011 was driven primarily by a $42.3 million increase in remaining gross profit, incremental cigarette inventory holding gains of $2.1 million and candy inventory holding gains of $5.9 million, both resulting from manufacturer price increases, which also contributed to a $1.7 million increase in LIFO expense. The increase in remaining gross profit was due primarily to the addition of FCGC, the new Couche-Tard business and sales increases in our food/non-food category.

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2011 and 2010(1):

	2011			2010
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$8,114.9	100.0%	—	$7,266.8	100.0%	—
Net sales, less excise taxes (2)	6,163.4	76.0	100.0%	5,510.3	75.8	100.0%
Components of gross profit:
Cigarette inventory holding gains	$8.2	0.10%	0.13%	$6.1	0.08%	0.11%
Candy inventory holding gains (3)	5.9	0.07	0.10	—	—	—
OTP tax items (4)	0.8	0.01	0.01	0.6	0.01	0.01
LIFO expense	(18.3)	(0.22)	(0.30)	(16.6)	(0.23)	(0.30)
Remaining gross profit (5)	437.5	5.39	7.10	395.2	5.44	7.17
Gross profit	$434.1	5.35%	7.04%	$385.3	5.30%	6.99%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 33).

(3)
We recognized approximately $5.9 million of candy inventory holding gains resulting from manufacturer price increases during 2011. The candy inventory holding gains were estimated as the amount in excess of our normal manufacturer incentives for those products sold during 2011.

(4)	We received an OTP tax settlement of $0.8 million in 2011 and recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Our remaining gross profit margin was 5.39% of total net sales for 2011 compared with 5.44% in 2010. The addition of FCGC and the new Couche-Tard business reduced remaining gross profit margin by five basis points in 2011. Inflation in cigarette prices reduced our remaining gross profit margin by approximately eight basis points in 2011.
Cigarette remaining gross profit increased approximately 12.0%, or 3.4% on a cents per carton basis, in 2011 compared to 2010 due primarily to higher remaining gross profit per carton from FCGC, which operates primarily in fair trade states. As we expand our presence into fair trade states cigarette margins will be positively impacted and food/non-food margins will generally be negatively impacted.
Food/non-food remaining gross profit increased $27.3 million, or 10.1%, for 2011 compared to 2010. The increase was driven by the addition of FCGC, the new Couche-Tard business and by our sales and marketing initiatives. Remaining gross profit margin for our food/non-food category decreased approximately 21 basis points in 2011 to 12.39% compared to 12.60% in 2010. Excluding FCGC and the new Couche-Tard business, which have lower food/non-food margins than the rest of our business, food/non-food remaining gross profit margins increased approximately 22 basis points.
In 2011, our remaining gross profit for food/non-food products was approximately 68.1% of our total remaining gross profit compared to 68.5% in 2010. The decrease in 2011 was due primarily to the addition of FCGC, which derives a higher percentage of its remaining gross profit from cigarettes. We expect FCGC's food/non-food remaining gross profit margin to increase over time as we introduce and implement our marketing programs, including VCI and Fresh, to its customers.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In 2011, operating expenses increased $32.0 million, or 9.0%, to $388.4 million from $356.4 million in 2010. The majority of the increase in operating expenses was attributable to the addition of FCGC, FDI, the new Florida distribution center and other infrastructure costs to support the new distribution agreement with Couche-Tard. Additional items impacting operating expenses for the year ended December 31, 2011 are discussed below. As a percentage of net sales, total operating expenses declined to 4.8% in 2011 compared to 4.9% in 2010.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $22.8 million, or 10.8%, to $234.6 million in 2011 from $211.8 million in 2010. The increase in warehousing and distribution expenses compared with 2010 was due primarily to the addition of FCGC, FDI, the new Florida distribution center and a $2.7 million increase in net fuel costs excluding FCGC and Florida. As a percentage of net sales, warehousing and distribution expenses were 2.9% for both years, including the impact of higher fuel costs. While the impact of fuel costs lessened in the second half of 2011 as prices stabilized, future increases or decreases in fuel costs or in the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.3 million, or 5.8%, in 2011 to $150.8 million from $142.5 million in 2010. The increase in SG&A expenses in 2011 was due primarily to the addition of FCGC including $2.7 million of transition costs, the addition of the Florida distribution center including $1.8 million of start-up costs, other infrastructure costs to support the new distribution agreement with Couche-Tard, and an increase of $2.7 million for employee bonus and stock-based compensation expense, partially offset by a $1.2 million decrease in health and welfare costs. SG&A expenses for 2010 included $2.8 million of FDI integration costs, $1.6 million of costs related to the settlement of insurance claims we inherited from Fleming, our former parent company, and $1.1 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers. As a percentage of net sales, SG&A expenses were 1.9% for 2011 compared with 2.0%, for 2010.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings. Interest expense was $2.4 million for 2011 compared to $2.6 million for the same period in 2010. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during 2011. Average borrowings for 2011 were $21.1 million with an average interest rate of 2.2%, compared to average borrowings of $3.1 million and an average interest rate of 2.9% for the same period in 2010.
Interest Income. Interest income was $0.4 million for both 2011 and 2010. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.
Foreign Currency Transaction (Losses) Gains, Net. We realized foreign currency transaction losses of $0.5 million for 2011 compared to gains of $0.5 million in 2010. The fluctuation was due primarily to the level of investment in our Canadian operations and to changes in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.4% for 2011 compared to 34.9% for 2010 (see Note 9 -- Income Taxes to our consolidated financial statements for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate). The increase in our effective tax rate for 2011 was due primarily to a higher proportion of earnings from our Canadian operations in 2011, the impact of uncertain tax positions recognized in each period and non-deductible transaction costs related to our recent acquisition of FCGC.

In 2011, the provision for income taxes included a $0.3 million net benefit, including $0.1 million of interest recovery, compared to a net benefit of $0.5 million, including $0.1 million of interest recovery, for 2010 related to the expiration of the statute of limitations for uncertain tax positions.

Results of Operations
Comparison of 2010 and 2009 (1)

		2010			2009
	2010	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
	Increase (Decrease) (in millions)
Net sales	$735.2	$7,266.8	100.0%	—%	$6,531.6	100.0%	—%
Net sales — Cigarettes	530.6	5,119.7	70.5	64.0	4,589.1	70.3	64.0
Net sales — Food/non-food	204.6	2,147.1	29.5	36.0	1,942.5	29.7	36.0
Net sales, less excise taxes (2)	494.7	5,510.3	75.8	100.0	5,015.6	76.8	100.0
Gross profit (3)	(16.3)	385.3	5.3	7.0	401.6	6.1	8.0
Warehousing and
distribution expenses	14.5	211.8	2.9	3.8	197.3	3.0	3.9
Selling, general and
administrative expenses	5.2	142.5	2.0	2.6	137.3	2.1	2.7
Amortization of
intangible assets	0.1	2.1	—	—	2.0	—	—
Income from operations	(36.1)	28.9	0.4	0.5	65.0	1.0	1.3
Interest expense	0.9	(2.6)	—	—	(1.7)	—	—
Interest income	0.1	0.4	—	—	0.3	—	—
Foreign currency transaction
gains (losses), net	(1.7)	0.5	—	—	2.2	—	—
Income before taxes	(38.6)	27.2	0.4	0.5	65.8	1.0	1.3
Net income (4)	(29.6)	17.7	0.2	0.3	47.3	0.7	0.9
Adjusted EBITDA (5)	(25.5)	70.0	1.0	1.3	95.5	1.5	1.9
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 33).

(3)	Gross margins may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)
The decrease in net income compared to 2009 was due primarily to a $19.1 million reduction in cigarette inventory holding gains, a $5.3 million reduction in income earned primarily from manufacturer price increases, an increase in LIFO expense of $9.9 million and $5.5 million of additional expenses in 2010.

(5)
Adjusted EBITDA is not defined by GAAP and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see calculation of adjusted EBITDA in "Liquidity and Capital Resources" below).

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2010 increased $204.6 million, or 10.5%, to $2,147.1 million from $1,942.5 million in 2009. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

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
Excluding the effects of foreign currency fluctuations, net sales of food/non-food products increased 9.0% in 2010 compared to 2009. The increase, primarily in our food and other tobacco products categories, was driven by our sales and marketing initiatives, sales gains from new customers and sales from the FDI acquisition. Total net sales of food/non-food products as a percentage of total net sales was 29.5% for 2010 compared to 29.7% for 2009.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2010 decreased by $16.3 million, or 4.1%, to $385.3 million from $401.6 million in 2009. This decrease in gross profit was due primarily to realizing $19.1 million more of cigarette inventory holding gains, net of floor stock tax, during 2009 largely related to the increase in federal excise tax mandated by the SCHIP legislation. In addition, LIFO expense increased by $9.9 million compared to the prior year, due primarily to the cigarette category, which reflected multiple price increases during the year.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2010 and 2009(1):

	2010			2009
	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$7,266.8	100.0%	—	$6,531.6	100.0%	—
Net sales, less excise taxes (2)	5,510.3	75.8	100.0%	5,015.6	76.8	100.0%
Components of gross profit:
Cigarette inventory holding gains	$6.1	0.08%	0.11%	$36.7	0.56%	0.73%
Net federal floor stock tax (3)	—	—	—	(11.5)	(0.18)	(0.23)
OTP tax items (4)	0.6	0.01	0.01	0.6	0.01	0.01
LIFO expense	(16.6)	(0.23)	(0.30)	(6.7)	(0.10)	(0.13)
Remaining gross profit (5)	395.2	5.44	7.17	382.5	5.86	7.63
Gross profit	$385.3	5.30%	6.99%	$401.6	6.15%	8.01%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 33).

(3)
In February 2009, SCHIP was signed into law and imposed a floor stock tax on tobacco products held for sale on April 1, 2009. The net floor stock tax was recorded as an increase to our cost of goods sold in the second quarter of 2009.

(4)	We recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010. We recognized an OTP tax refund of $0.6 million in 2009.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains, FET associated with the SCHIP legislation and other items that significantly affect the comparability of gross profit.

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
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In 2010, operating expenses increased $19.8 million, or 5.9%, to $356.4 million from $336.6 million in 2009. As a percentage of net sales, total operating expenses declined to 4.9% in 2010 compared to 5.2% in 2009. Our operating expenses in 2010 included $5.5 million of additional expenses consisting of $2.8 million of integration expenses associated with the FDI acquisition, $1.6 million of costs related to the settlement of insurance claims we inherited from Fleming, our former parent, and $1.1 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers. Operating expenses also included $7.1 million of expenses related to the operations of FDI. Our operating expenses in 2009 included $0.9 million of costs to convert our New England division onto our information systems platform. Excluding the items above, operating expenses in 2010 increased $8.1 million, or 2.4%, to $343.8 million.
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

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2011, 2010 and 2009 (dollars in millions)(1):

	2011	2010	2009
Cigarettes
Net sales	$5,710.6	$5,119.7	$4,589.1
Excise taxes in sales (2)	1,762.1	1,594.2	1,381.0
Net sales, less excise taxes (3)	3,948.5	3,525.5	3,208.1
LIFO expense	10.4	11.3	6.6
Gross profit (4)	137.4	119.4	142.4
Gross profit %	2.41%	2.33%	3.10%
Gross profit % less excise taxes	3.48%	3.39%	4.44%
Remaining gross profit (5)	$139.6	$124.6	$122.9
Remaining gross profit %	2.44%	2.43%	2.68%
Remaining gross profit % less excise taxes	3.54%	3.53%	3.83%

Food/Non-food Products
Net sales	$2,404.3	$2,147.1	$1,942.5
Excise taxes in sales (2)	189.4	162.3	135.0
Net sales, less excise taxes (3)	2,214.9	1,984.8	1,807.5
LIFO expense	7.9	5.3	0.1
Gross profit (6)	296.7	265.9	259.2
Gross profit %	12.34%	12.38%	13.34%
Gross profit % less excise taxes	13.40%	13.40%	14.34%
Remaining gross profit (5)	$297.9	$270.6	$259.6
Remaining gross profit % (7)	12.39%	12.60%	13.36%
Remaining gross profit % less excise taxes	13.45%	13.63%	14.36%

Totals
Net sales	$8,114.9	$7,266.8	$6,531.6
Excise taxes in sales (2)	1,951.5	1,756.5	1,516.0
Net sales, less excise taxes (3)	6,163.4	5,510.3	5,015.6
LIFO expense	18.3	16.6	6.7
Gross profit (4),(6)	434.1	385.3	401.6
Gross profit %	5.35%	5.30%	6.15%
Gross profit % less excise taxes	7.04%	6.99%	8.01%
Remaining gross profit (5)	$437.5	$395.2	$382.5
Remaining gross profit %	5.39%	5.44%	5.86%
Remaining gross profit % less excise taxes	7.10%	7.17%	7.63%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Excise taxes included in our net sales consist of state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced since gross profit dollars generally remain the same.

(3)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in excise taxes.

(4)	Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) federal excise floor taxes and (iv) LIFO effects. Cigarette inventory holding gains for the years 2011, 2010 and 2009 were $8.2 million, $6.1 million and $36.7 million, respectively. The significant amount of cigarette inventory holding gains in 2009 was due primarily to increases in cigarette prices by manufacturers in response to the increases in federal excise taxes mandated by the SCHIP legislation. Cigarette gross profit for the year ended December 31, 2009 was negatively impacted by $10.6 million of federal excise floor tax net of manufacturer reimbursements related to SCHIP.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items, such as FET associated with the SCHIP legislation and OTP tax items, that significantly affect the comparability of gross profit.

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) federal excise floor taxes, (iv) LIFO effects and (v) OTP tax items. Included in food/non-food gross profit for 2011 is approximately $5.9 million of candy inventory holding gains and an OTP tax settlement of $0.8 million. Included in food/non-food gross profit for 2010 and 2009 is an OTP tax gain of $0.6 million resulting from a state tax method change and OTP tax refunds of $0.6 million, respectively, all of which were recorded as a reduction to our costs of goods sold in the applicable year. Also included in food/non-food gross profit for the year ended December 31, 2009 is $0.9 million of federal excise floor taxes related to SCHIP.

(7)
Excluding FCGC and the new Couche-Tard business, food/non-food remaining gross profit margins increased 22 basis points in 2011 compared to 2010. We expect that FCGC margins will improve over time as we introduce more of our marketing programs to the FCGC customer base. The decrease in remaining gross profit margin in 2010 compared to 2009 was attributable primarily to contract renewals, competitive pricing pressures and a net reduction of $5.3 million related to income earned primarily from manufacturers' price increases.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2011 were $15.2 million compared to $16.1 million as of December 31, 2010. Our restricted cash as of December 31, 2011 was $12.6 million compared to $12.8 million as of December 31, 2010. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2011, our cash flows from operating activities provided $11.3 million and we had $106.2 million of borrowing capacity available in our revolving credit facility as of December 31, 2011.
On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which resulted in a total amount of approximately $1.9 million paid on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011. On February 3, 2012, the Board declared the second quarterly cash dividend of $0.17 per common share, which is payable on March 15, 2012 to shareholders of record as of the close of business on February 24, 2012.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.

 Cash flows from operating activities
Year ended December 31, 2011
Net cash provided by operating activities decreased by $63.6 million to $11.3 million for the year ended December 31, 2011 compared to net cash provided of $74.9 million for the same period in 2010. This decrease was due primarily to an increase of $71.1 million in net cash used to fund working capital. Inventory levels and prepaid inventory at December 31, 2011, net of related accounts payable, used $37.5 million more in cash in 2011 compared to 2010 due primarily to investments at year-end to capitalize on promotional opportunities, support new business, maximize LIFO tax strategy, and fund increases in inventory to support holiday timing. In addition, tobacco taxes payable used $24.6 million more cash in 2011 compared to 2010, as 2010 benefited from the establishment of credit terms related to both the FDI acquisition, and one additional taxing jurisdiction, and tax increases in several states. A $7.5 million increase in net income adjusted for non-cash items offset partially the increase in net cash used to fund working capital.

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
The increase in cash provided by working capital was offset by a $26.8 million decrease in net income adjusted for non-cash items due primarily to a $19.1 million reduction in cigarette inventory holding gains included in prior year net income related to the SCHIP legislation and a $5.3 million reduction in income earned primarily from manufacturer price increases.
Cash flows from investing activities
Year ended December 31, 2011
Net cash used in investing activities increased by $24.6 million to $75.1 million for the year ended December 31, 2011 compared to $50.5 million for the same period in 2010. This increase was due primarily to the acquisition of FCGC in 2011 for which we paid $50.8 million net of acquired cash, compared with the acquisition of FDI in the same period in 2010 for which we paid $35.9 million net of acquired cash. Capital expenditures increased by $10.2 million to $24.1 million in 2011 compared with $13.9 million for 2010. The increase in capital expenditures is due primarily to the opening of our Florida distribution center and IT and other equipment for FCGC. The remainder of our capital expenditures during 2011 consisted of additions to our trucking fleet, freezer and cooler expansion and other warehouse equipment.
Year ended December 31, 2010
Net cash used in investing activities increased by $29.9 million to $50.5 million for the year ended December 31, 2010 compared with $20.6 million for the same period in 2009. This increase was due primarily to the acquisition of FDI. We paid approximately $35.9 million, net of cash received, for the acquired assets, which consisted primarily of purchased accounts receivable, inventory and fixed assets. Capital expenditures decreased by $7.2 million to $13.9 million in 2010 compared with $21.1 million for 2009. Capital expenditures during 2010 consisted primarily of additions to our trucking fleet and warehouse equipment.
Cash flows from financing activities
Year ended December 31, 2011
Net cash provided from financing activities increased by $88.2 million to $62.9 million for 2011 compared to a net cash use of $25.3 million for the same period in 2010. This increase was due primarily to an increase in net borrowings under our Credit Facility of $81.2 million to fund the acquisition of FCGC and our working capital requirements primarily resulting from the timing of year-end inventory purchases. An increase in book overdrafts of $30.0 million which was caused by the level of cash on hand in relation to the timing of vendor payments also contributed to the increase in net cash provided, partially offset by $19.0 million used to repurchase common stock in 2011.
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
Adjusted EBITDA
Adjusted EBITDA is a measure used by management to measure operating performance. We believe adjusted EBITDA provides meaningful supplemental information for investors regarding the performance of our business and allows investors to view results in a manner similar to the method used by our management. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies in our industry. Adjusted EBITDA is not defined by GAAP and the discussion of adjusted EBITDA should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We may define adjusted EBITDA differently than other companies and therefore such measures may not be comparable to ours.

The following table provides the components of adjusted EBITDA for the year ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net income	$26.2	$17.7	$47.3
Interest expense, net (1)	2.0	2.2	1.4
Provision for income taxes	17.0	9.5	18.5
Depreciation and amortization	22.4	19.7	18.7
LIFO expense	18.3	16.6	6.7
Stock-based compensation expense	5.5	4.8	5.1
Foreign currency transaction losses (gains), net	0.5	(0.5)	(2.2)
Adjusted EBITDA	$91.9	$70.0	$95.5

______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Adjusted EBITDA increased $21.9 million, or 31%, to $91.9 million in 2011 from $70.0 million in 2010. The increase in adjusted EBITDA for 2011 was driven primarily by the addition of FCGC and the new Couche-Tard business, gross profit expansion in our food/non-food commodities, incremental inventory holding gains and operating expense leverage.

Adjusted EBITDA decreased $25.5 million, or 27%, to $70.0 million in 2010 from $95.5 million in 2009. The decline was due primarily to a $19.1 million reduction in cigarette inventory holding gains, net of federal excise taxes ("FET"), a $5.3 million reduction in income earned primarily from manufacturer price increases, and approximately $5.5 million of additional operating expenses which are more fully discussed in our MD&A.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2011, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility were as follows (dollars in millions):

	December 31, 2011	December 31, 2010
Amounts borrowed	$62.0	$—
Outstanding letters of credit	$23.7	$26.2
Amounts available to borrow	$106.2	$161.4

Average borrowings during the year ended December 31, 2011 were $21.1 million, with amounts borrowed, at any one time outstanding, ranging from zero to $89.5 million. For the same period in 2010, average borrowings were $3.1 million, with amounts borrowed ranging from zero to $34.8 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2011 and 2010 was 2.2% and 2.9%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.3 million for 2011 compared to $1.8 million for 2010. Amortization of debt issuance costs of $0.5 million for 2011 and 2010 are included in interest expense. Unamortized debt issuance costs were $1.9 million as of December 31, 2011 and $1.7 million as of December 31, 2010.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2011 (dollars in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$62.0	$—	$—	$62.0	$—
Purchase obligations (2)	1.2	1.2	—	—	—
Letters of credit	23.7	23.7	—	—	—
Operating leases	192.4	32.5	49.5	36.2	74.2
Capitalized leases (3)	1.3	0.2	0.3	0.2	0.6
Total contractual obligations (4)(5)(6)	$280.6	$57.6	$49.8	$98.4	$74.8
______________________________________________

(1)	Does not include interest costs associated with the Credit Facility which had a weighted-average interest rate of 2.2% for the year ended December 31, 2011.

(2)
Our purchase obligations at December 31, 2011 were primarily related to delivery equipment. Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

(3)	Represents refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt.

(4)
We have not included in the table above claims liabilities of $27.8 million, net of current portion, which includes health and welfare, workers' compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 -- Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 12 -- Employee Benefit Plans to our consolidated financial statements, we have a $9.3 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $1.8 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 9 -- Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2011, our standby letters of credit issued under our Credit Facility were $23.7 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2023, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $3.2 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost.

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
The allowance for doubtful accounts at December 31, 2011, 2010 and 2009 amounted to 4.2%, 4.5% and 5.3%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $2.0 million for 2011, $1.4 million for 2010 and $1.8 million for 2009. As a percentage of net sales, our bad debt expense was less than 0.1% for 2011, 2010 and 2009.
 Vendor and Sales Incentives
Vendor Rebates and Promotional Allowances -- Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Certain vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.
Customers' Sales Incentives -- We also provide sales rebates or discounts to our customers on a regular basis. The customers' sales incentives are recorded as a reduction to net sales as the “sales incentive” is earned by the customer. Additionally, we may provide racking allowances for the customers' commitments to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2011 and December 31, 2010 (dollars in millions):

	2011			2010
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers' compensation liability	$5.2	$26.5	$31.7	$5.5	$29.4	$34.9
Auto & general liability	1.1	1.0	2.1	0.9	0.9	1.8
Health & welfare liability	1.6	0.3	1.9	2.3	0.3	2.6
Total gross claims liabilities	$7.9	$27.8	$35.7	$8.7	$30.6	$39.3

Insurance recoverables	$(2.2)	$(17.8)	$(20.0)	$(2.5)	$(19.5)	$(22.0)

Reserves (net):
Workers' compensation liability	$3.3	$9.2	$12.5	$3.3	$10.3	$13.6
Auto & general liability	0.8	0.5	1.3	0.6	0.5	1.1
Health & welfare liability	1.6	0.3	1.9	2.3	0.3	2.6
Reserves (net):	$5.7	$10.0	$15.7	$6.2	$11.1	$17.3
______________________________________________
The decrease in these reserves for 2011 is due primarily to better workers' compensation claims experience and settlement of several large dollar claims. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers' compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2011 by $0.7 million, $0.1 million and $0.2 million, respectively.
Pension Liabilities
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, "the Pension Plans") for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 12 -- Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $9.3 million and $8.5 million at December 31, 2011 and 2010, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans, and these plans were merged into our defined benefit pension plan effective December 2007.

The determination of the obligation and expense associated with our Pension Plans are dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 12 to the consolidated financial statements and include, among other things, the weighted-average discount rate, the expected weighted-average long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other post-retirement obligations and the future expense.

      We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine pension expense was 5.04% and 5.73% in 2011 and 2010, respectively. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 7.35% for 2011 and 2010.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2011 is as follows (dollars in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	$0.0 / (0.0)	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$0.8 / (0.9)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)
Goodwill Impairment
We test goodwill for impairment at the end of each year, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The tests to evaluate for impairment are performed at the operating division level and is a two-step process. In the first step, we compare the fair value of the operating division to its carrying value. If the fair value of the division is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each division is based on the discounted cash flow method. This method is based on historical and forcasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies.
Stock-Based Compensation
We account for stock-based compensation expense by estimating the fair values of awards at their grant dates and expensing the fair values, net of estimated forfeitures, using the straight-line amortization method for awards with vesting based on service and ratably for awards based on performance conditions. The fair value for restricted stock units (RSUs) and performance shares is determined based upon the fair value of our stock price on the date of grant. Determining the fair value of stock options requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. Currently we use the Black-Scholes option valuation model to value stock option awards. If we were to use alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different. We have not issued a significant number of stock option grants since 2009 (see Note 11 -- Stock-Based Compensation Plans to our consolidated financial statements).

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This pronouncement is effective for the Company beginning January 1, 2012 and full retrospective application is required. In December 2011, the FASB issued ASU 2011-12, which defers the requirements of presenting reclassification of items out of accumulated other comprehensive income by component as required by ASU 2011-05 and is effective beginning January 1, 2012. As ASU 2011-05 relates only to the presentation of comprehensive income, this amendment will only change the manner in which the Company presents comprehensive income.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This pronouncement is effective for the Company beginning January 1, 2012.

Forward-Looking Trend and Other Information
Cigarette Industry Trends
Cigarette Consumption
Consistent with the industry, our cigarette carton sales have declined on average over the last four years on a comparable basis. We believe overall cigarette consumption will continue to decline due to factors such as increases in the prices of cigarettes, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors. We expect consumption trends of legal cigarettes will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes from illicit markets. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer. However, we expect to offset the majority of the impact from these declines through market share expansion, growth in our food/non-food categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, which should allow us to sustain our gross profit per carton.
Cigarette and Tobacco Regulation
The cigarette and tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of products imposed by local, state, federal and foreign governments. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars and pipe products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. To date, this legislation and its associated regulations have not had a material impact on our business, however we cannot be certain as to what effect, if any, these new regulations may have on the demand for tobacco products in the future. In the future, legislation and related regulations could adversely impact the market for tobacco products and, accordingly, our sales of such products.
In Canada, many provinces have enacted legislation authorizing and facilitating the recovery by provincial governments of tobacco-related health care costs from the tobacco industry by way of lawsuit. Some Canadian provincial governments have either already initiated lawsuits or indicated an intention that such lawsuits will be filed. It is unclear at this time how such restrictions and lawsuits may affect Core-Mark and its Canadian operations.

Sales of illicit and other low priced sales of cigarettes
We also face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and fully taxed cigarettes. Increased sales of illicit or other low priced alternatives by third parties, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations.
Excise Taxes
Cigarette and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been levied by the taxing authorities in the past and are likely to continue to be levied in the future, especially as these governmental jurisdictions come under additional pressure to increase government revenues. Federal excise taxes are levied on the cigarette manufacturer, whereas state, local and provincial excise taxes are levied on the wholesaler. These tax increases are expected to continue and may negatively impact consumption or may cause a shift in sales from premium brands to discount brands or illicit channels as smokers seek lower priced options. We increase cigarette prices as state, local and provincial excise tax increases are assessed on cigarette products that we sell. As a result, increases in excise taxes generally reduce gross profit percentages. However, we do not expect increases in excise taxes to negatively impact gross profit per carton.
In addition, taxing jurisdictions have the ability to change or rescind credit terms currently extended for the remittance of tax that we collect on their behalf. If these excise taxes are substantially increased or credit terms are substantially reduced, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all.
Cigarette Inventory Holding Gains
Distributors such as Core-Mark may, from time to time, earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding gains. These gains are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette inventory holding gains prior to 2009 averaged approximately $5.1 million per year, or on average 1.6% of gross profit, from 2005 to 2008 and represent a normal historical trend. For the year ended December 31, 2009 our cigarette inventory holding gains, net of FET associated with the SCHIP legislation, were $25.2 million, or 6.3%, of our gross profit, as compared to $3.1 million, or 0.9%, of our gross profit for the same period in 2008. The significant cigarette inventory holding gains in 2009 were attributable to an average increase of approximately 28% of our cigarette manufacturer list prices, one of the largest increases we have seen in recent history. We believe these price increases were in response to the passage of the SCHIP legislation, and we have not included them in our average trends since they distort an average that we believe is more indicative of future trends. Our cigarette inventory holding gains were $8.2 million, or 1.9%, of our gross profit for 2011 and $6.1 million, or 1.6%, of our gross profit, for 2010.

Food/Non-food Product Trends
We focus our marketing efforts primarily on growing our food/non-food product sales. These products typically earn higher profit margins than cigarettes. Our goal is to continue to increase food/non-food product sales in the future to offset the potential decline in cigarette carton sales and the associated gross profits.
We have experienced higher levels of product inflation in 2011 compared to 2010. Price increases are controlled by the manufacturer and thus future levels of price inflation cannot be estimated by us.
We believe over the long-term the convenience industry is moving toward a more heavily weighted offering of fresh and healthier foods. These products tend to earn somewhat higher margins than most other food/non-food products we distribute.
Ultimately, the consumer will determine what products are sold in the convenience store, but trends indicate that perishable foods will serve a more important role in the convenience retail channel in the future.
General Economic Trends
Economic Conditions
Protracted challenging economic conditions in the U.S. and Canada, including high unemployment and underemployment rates, depressed real estate values, losses to consumer retirement and investment accounts and increases in food and other commodity prices, have resulted in weakened consumer confidence and curtailed consumer spending in certain sectors.  If these economic conditions persist or deteriorate further, we expect that many convenience retail operators will experience continued instability and reductions in same store sales, which would adversely affect demand for our products and could lead to reduced sales and increased pressures on margins. In addition, ongoing uncertainty in the financial markets and the resulting pressures on liquidity may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic conditions may have a material adverse effect on our business, financial condition and operating results.
Inflation
Historically, we have generally benefited from manufacturer price increases, both as a result of inventory holding gains and our cost plus pricing structure.  However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of sales, because for cigarettes we are paid on a cents per carton basis.  As a result, cigarette gross profit percentages typically decline from marked increases in the underlying product costs or excise tax increases, regardless of the fact that absolute gross profit dollars on a cents per carton basis may have increased.  This is due to the disparity in the absolute dollars of the underlying product costs and excise tax compared to the cents per carton that we make in gross profit. We generally benefit from food/non-food price increases, because for these categories, we mostly mark up product costs using a percentage of cost of good sold.
Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (see Note 2 -- Summary of Significant Accounting Policies to our consolidated financial statements).

ITEM 7. A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 31.2 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2011), our results of operations and cash flows would not be materially affected.

We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our shareholders' equity due to the translation of the Canadian branches' financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2011 would have negatively impacted our net sales for 2011 by 1.5% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2011 would have resulted in a $1.6 million increase in foreign currency transaction losses for 2011 which are included in our Consolidated Statements of Operations. We did not engage in hedging transactions during 2011, 2010 or 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
(a) Financial Statements filed as part of this Annual Report on Form 10-K

1. Financial Statements

A. Audited Financial Statements

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets -- at December 31, 2011 and 2010	46

Consolidated Statements of Operations -- for the Years ended December 31, 2011, 2010 and 2009	47

Consolidated Statements of Stockholders' Equity and Comprehensive Income -- for the Years ended December 31, 2011, 2010 and 2009	48

Consolidated Statements of Cash Flows -- for the Years ended December 31, 2011, 2010 and 2009	49

Notes to Consolidated Financial Statements	50

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Forrest City division, which was acquired on May 2, 2011 and whose financial statements constitute less than 7% of total assets, and less than 5% of income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at the Forrest City division. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 8, 2012

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15.2	$16.1
Restricted cash	12.6	12.8
Accounts receivable, net of allowance for doubtful accounts of $9.6 and $8.7,
respectively (Note 4)	215.7	179.3
Other receivables, net (Note 4)	42.0	43.5
Inventories, net (Note 5)	362.3	290.7
Deposits and prepayments (Note 4)	48.2	42.2
Deferred income taxes (Note 9)	6.2	3.6
Total current assets	702.2	588.2
Property and equipment, net (Note 6)	99.5	84.7
Goodwill	16.2	4.6
Other non-current assets, net (Note 4)	52.3	31.3
Total assets	$870.2	$708.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91.5	$57.3
Book overdrafts	27.1	6.5
Cigarette and tobacco taxes payable	173.4	166.8
Accrued liabilities (Note 4)	78.6	61.6
Deferred income taxes (Note 9)	0.3	0.3
Total current liabilities	370.9	292.5
Long-term debt (Note 7)	63.1	0.8
Deferred income taxes (Note 9)	9.8	2.2
Other long-term liabilities	9.5	7.7
Claims liabilities, net (Note 2)	27.8	30.6
Pension liabilities	13.6	12.3
Total liabilities	494.7	346.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock; $0.01 par value (50,000,000 shares authorized, 12,382,724 and
11,613,525 shares issued; 11,344,947 and 11,118,163 shares outstanding at
December 31, 2011 and 2010, respectively)	0.1	0.1
Additional paid-in capital	240.1	229.6
Treasury stock at cost (1,037,777 and 495,362 shares of common stock at
December 31, 2011 and 2010, respectively)	(32.2)	(13.2)
Retained earnings	171.6	147.3
Accumulated other comprehensive loss	(4.1)	(1.1)
Total stockholders’ equity	375.5	362.7
Total liabilities and stockholders’ equity	$870.2	$708.8
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$8,114.9	$7,266.8	$6,531.6
Cost of goods sold	7,680.8	6,881.5	6,130.0
Gross profit	434.1	385.3	401.6
Warehousing and distribution expenses	234.6	211.8	197.3
Selling, general and administrative expenses	150.8	142.5	137.3
Amortization of intangible assets	3.0	2.1	2.0
Total operating expenses	388.4	356.4	336.6
Income from operations	45.7	28.9	65.0
Interest expense	(2.4)	(2.6)	(1.7)
Interest income	0.4	0.4	0.3
Foreign currency transaction (losses) gains, net	(0.5)	0.5	2.2
Income before income taxes	43.2	27.2	65.8
Provision for income taxes (Note 9)	(17.0)	(9.5)	(18.5)
Net income	$26.2	$17.7	$47.3

Basic net income per common share (Note 10)	$2.30	$1.64	$4.53
Diluted net income per common share (Note 10)	$2.23	$1.55	$4.35

Basic weighted-average shares (Note 10)	11.4	10.8	10.5
Diluted weighted-average shares (Note 10)	11.7	11.4	10.9

Dividend declared and paid per common share	$0.17	$—	$—
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In millions)

	Common Stock		Additional				Accumulated Other	Total	Total
	Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2008	10.7	$0.1	$209.3	(0.4)	$(11.0)	$82.3	$(7.1)	$273.6
Net income	—	—	—	—	—	47.3	—	47.3	$47.3
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—
Cash proceeds from exercise of
common stock options and warrants	—	—	2.2	—	—	—	—	2.2	—
Minimum pension liability adjustment,
net of taxes of $(1.5)	—	—	—	—	—	—	2.4	2.4	2.4
Excess tax deductions associated with
stock-based compensation	—	—	0.1	—	—	—	—	0.1	—
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.3	—	(0.5)	—	—	—	—	(0.5)	—
Repurchases of common stock	—	—	—	(0.1)	(2.2)	—	—	(2.2)	—
Foreign currency translation adjustment	—	—	—	—	—	—	2.2	2.2	2.2
Total comprehensive income									$51.9
Balance, December 31, 2009	11.0	0.1	216.2	(0.5)	(13.2)	129.6	(2.5)	330.2
Net income	—	—	—	—	—	17.7	—	17.7	$17.7
Stock-based compensation expense	—	—	4.8		—	—	—	4.8	—
Cash proceeds from exercise of
common stock options and warrants	0.5	—	8.3	—	—	—	—	8.3	—
Minimum pension liability adjustment,
net of taxes of $(0.1)	—	—	—	—	—	—	0.2	0.2	0.2
Excess tax deductions associated with
stock-based compensation	—	—	2.0	—	—	—	—	2.0	—
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	—	—	—	1.2	1.2	1.2
Total comprehensive income									$19.1
Balance, December 31, 2010	11.6	0.1	229.6	(0.5)	(13.2)	147.3	(1.1)	362.7
Net income	—	—	—	—	—	26.2	—	26.2	$26.2
Dividends declared	—	—	—	—	—	(1.9)	—	(1.9)	—
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1	—
Cash proceeds from exercise of
common stock options and warrants	0.7	—	5.4	—	—	—	—	5.4	—
Minimum pension liability adjustment,
net of taxes of $1.7	—	—	—	—	—	—	(2.7)	(2.7)	(2.7)
Excess tax deductions associated with
stock-based compensation	—	—	1.7	—	—	—	—	1.7	—
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)	—
Repurchases of common stock	—	—	—	(0.5)	(19.0)	—	—	(19.0)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(0.3)	(0.3)	(0.3)
Total comprehensive income									$23.2
Balance, December 31, 2011	12.4	$0.1	$240.1	(1.0)	$(32.2)	$171.6	$(4.1)	$375.5
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$26.2	$17.7	$47.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	18.2	16.5	7.1
Amortization of debt issuance costs	0.5	0.5	0.5
Stock-based compensation expense	5.5	4.8	5.1
Bad debt expense, net	2.0	1.4	1.8
Loss on disposals	0.2	0.7	—
Depreciation and amortization	22.4	19.7	18.7
Foreign currency transaction losses (gains), net	0.5	(0.5)	(2.2)
Deferred income taxes	(2.0)	5.2	14.5
Changes in operating assets and liabilities:
Accounts receivable, net	(20.0)	2.5	(13.8)
Other receivables, net	1.9	(3.5)	(4.3)
Inventories, net	(78.0)	(18.8)	(36.7)
Deposits, prepayments and other non-current assets	(12.4)	2.3	(16.7)
Accounts payable	30.0	(6.4)	(4.4)
Cigarette and tobacco taxes payable	7.5	32.1	22.8
Pension, claims, accrued and other long-term liabilities	10.3	0.6	(6.6)
Income taxes payable	(1.5)	0.1	—
Net cash provided by operating activities	11.3	74.9	33.1
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(50.8)	(35.9)	—
Restricted cash	(0.1)	0.2	0.7
Additions to property and equipment, net	(24.1)	(13.9)	(21.1)
Capitalization of software	(0.2)	(1.0)	(0.3)
Proceeds from sale of fixed assets	0.1	0.1	0.1
Net cash used in investing activities	(75.1)	(50.5)	(20.6)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	62.0	(19.2)	(10.7)
Payments of financing costs	(0.7)	(1.8)	—
Dividends paid	(1.9)	—	—
Repurchases of common stock	(19.0)	—	(2.2)
Proceeds from exercise of common stock options and warrants	5.4	8.3	2.2
Tax withholdings related to net share settlements of restricted stock units	(1.7)	(1.7)	(0.5)
Excess tax deductions associated with stock-based compensation	1.7	2.0	0.4
Increase (decrease) in book overdrafts	17.1	(12.9)	1.6
Net cash provided by (used in) financing activities	62.9	(25.3)	(9.2)
Effects of changes in foreign exchange rates	—	(0.7)	(1.3)
(Decrease) increase in cash and cash equivalents	(0.9)	(1.6)	2.0
Cash and cash equivalents, beginning of period	16.1	17.7	15.7
Cash and cash equivalents, end of period	$15.2	$16.1	$17.7
Supplemental disclosures:
Income taxes paid, net of refunds	$11.8	$10.6	$11.7
Interest paid	2.0	1.7	1.0
Non-cash investing activities:
Contingent consideration related to acquisition of business	$—	$1.0	$—
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 28,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.

2.	Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. The Company corrected the classification of approximately $5.2 million of deferred rent from accrued liabilities to other long-term liabilities in the consolidated balance sheet as of December 31, 2010.
Use of Estimates
These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the allowance for doubtful accounts, LIFO valuation, inventory reserves, valuation of goodwill and other long-lived assets, stock-based compensation expense, the realizability of deferred income taxes, uncertain tax positions, pension obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue at the point at which the product is delivered and title passes to the customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on our returns experience which has historically not been significant. We also earn management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of our total net sales for 2011, 2010 and 2009. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
 Vendor and Sales Incentives
Vendor Rebates and Promotional Allowances -- Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Certain vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances totaled $108.3 million, $103.2 million and $96.3 million in 2011, 2010 and 2009, respectively.

Customers' Sales Incentives -- We also provide sales rebates or discounts to our customers on a regular basis. These customers' sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Additionally, we may provide racking allowances for the customer's commitment to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
Excise Taxes
We are responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. As such, these excise taxes are a significant component of our net sales and cost of sales. In 2011, 2010 and 2009, approximately 24%, 24% and 23% of our net sales, and approximately 25%, 26% and 25% of our cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on product manufacturers who pass the tax on to us as part of the product cost and are not a component of our excise taxes.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities. As of December 31, 2011, we had cash book overdrafts of $27.1 million compared to $6.5 million as of December 31, 2010. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.
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
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. We do not have individual customers that account for more than 10% of our total annual net sales or for more than 10% of total accounts receivable. However, some of our distribution centers are dependent on relationships with a single customer or a few large customers. Couche-Tard represented less than 10% of our net sales for 2011, however, they were approximately 13% of our net sales in the fourth quarter of 2011.
We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. represented approximately 27% of our total product purchases for 2011 and 28% for each of the years 2010 and 2009. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% for 2011, 13% for 2010 and 14% for 2009.
Cigarette sales represented approximately 70.4%, 70.5% and 70.3% of our net sales and contributed approximately 31.7%, 31.0% and 35.4% of our gross profit in 2011, 2010 and 2009, respectively. Although cigarettes represent a significant portion of our total net sales, our cigarette carton sales have declined on average over the last four years on a comparable basis.
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
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. We evaluate the collectability of amounts due from vendors and determine the appropriate allowance for doubtful accounts based on historical experience and on a review of specific amounts outstanding. While we believe that such allowances are adequate, these estimates could change in the future depending upon our ability to collect these vendor receivables.

Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products and related consumable products held for re-sale, and are valued at the lower of cost or market. In the U.S., cost is primarily determined on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. When we are aware of material price increases or decreases from manufacturers, we will estimate the producer price index for the respective period in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out ("FIFO") basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 86% and 81% of our inventory was valued on a LIFO basis at December 31, 2011 and 2010, respectively.
During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience. We had a total decrement of $2.4 million in 2011 and $3.7 million in 2010 in certain of our LIFO layers.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to operations as incurred.
We have determined the following useful lives for our fixed assets:

Useful Life in Years
Office furniture and equipment	3 to 10
Delivery equipment	4 to 10
Warehouse equipment	5 to 15
Leasehold improvements	3 to 25
Buildings	25

Impairment of Long-lived Assets
We review our intangible and long-lived assets for potential impairment at least annually. Long-lived and intangible assets may also be included in impairment testing when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and intangible assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are only recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. An asset's carrying value can exceed its fair value, thus being impaired; however an impairment loss is not required to be recorded if the carrying value is recoverable from expected future cash flows from its use. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2011, 2010 and 2009, we did not have impairment losses related to long-lived assets or assets identified for abandonment as a result of facility closures or facility relocation.
Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment at the end of each year, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The tests to evaluate for impairment are performed at the operating division level. The test for impairment is a two-step process. In the first step, we compare the fair value of the operating division to its carrying value. If the fair value of the division is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Based on the goodwill impairment tests performed as of December 31, 2011, 2010 and 2009, there was no impairment of goodwill for each of the respective years. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings . Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each division is based on the discounted cash flow method. This method is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy (see Note 4 -- Other Consolidated Balance Sheet Accounts Detail).
Computer Software Developed or Obtained for Internal Use
We account for proprietary computer software systems, namely our Distribution Center Management System (“DCMS”), using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to eight years. During 2011, 2010 and 2009, we capitalized approximately $0.2 million, $1.0 million and $0.3 million, respectively, primarily for enhancements to DCMS and other non-proprietary systems.
Debt Issuance Costs
Debt issuance costs have been deferred and are amortized as interest expense over the term of the related debt agreement on a straight-line basis which approximates the effective interest method. Debt issuance costs are included in other non-current assets, net, on the accompanying consolidated balance sheets. Unamortized debt issuance costs were $1.9 million as of December 31, 2011 and $1.7 million as of December 31, 2010.
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
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of deductible amounts and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. We had gross liabilities for health and welfare, workers' compensation, auto and general liability related to both Core-Mark and Fleming (former parent company of Core-Mark, related to emergence from bankruptcy in 2004) self-insurance obligations at December 31, 2011 and 2010 in the amounts of $27.8 million long-term and $7.9 million short-term, and $30.6 million long-term and $8.7 million short-term, respectively. Our liabilities net of insurance recoverables at December 31, 2011 and 2010 were $10.0 million long-term and $5.7 million short-term, and $11.1 million long-term and $6.2 million short-term, respectively.
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
Stock-Based Compensation
We account for stock-based compensation expense for restricted stock unit awards, performance shares and stock options by estimating the fair values of awards at their grant dates and amortizing these amounts as expense using a straight-line method for awards with vesting based on service and ratably for awards based on performance conditions. The fair value of restricted stock unit awards and performance shares is based upon our stock price on the grant date.
For stock option awards, we use the Black-Scholes option valuation model to determine the fair value (see Note 11 -- Stock-Based Compensation Plans). Determining the appropriate fair value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

Total Comprehensive Income
Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to net sales, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of stockholders' equity, but are excluded from net income. Other comprehensive income is comprised of minimum pension liability and foreign currency translation adjustments relating to our foreign operations in Canada whose functional currency is not the U.S. dollar (see Consolidated Statements of Stockholders' Equity and Comprehensive Income).
Segment Information
We report our segment information using established standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way we are organized for operational decisions and assessment of financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the

U.S. and Canada. Therefore, we have determined that we have one reportable segment and operate our business in two geographical areas -- U.S. and Canada. We present our segment reporting information based on business operations for each of the two geographic areas in which we operate our business and also by major product category (see Note 14 -- Segment Information).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units and performance shares. Diluted earnings per share assumes the exercise of stock options and common stock warrants, the impact of restricted stock units and performance shares, when dilutive, using the treasury stock method (see Note 10 -- Earnings Per Share).
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This pronouncement is effective for the Company beginning January 1, 2012 and full retrospective application is required. In December 2011, the FASB issued ASU 2011-12, which defers the requirements of presenting reclassification of items out of accumulated other comprehensive income by component as required by ASU 2011-05 and is effective beginning January 1, 2012. As ASU 2011-05 relates only to the presentation of comprehensive income, this amendment will only change the manner in which the Company presents comprehensive income.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This pronouncement is effective for the Company beginning January 1, 2012.

3.    Acquisitions
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
As of December 31, 2011 total consideration to acquire FCGC was approximately $53.0 million. The total consideration decreased by $1.3 million during the fourth quarter of 2011 due primarily to the identification of certain pre-acquisition tax liabilities which are recoverable from the escrow reserve. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The FCGC acquisition was accounted for as a business combination.
The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date based on the valuation (dollars in millions):

Cash	$3.5
Accounts receivable	18.4
Other receivables	0.4
Inventory	13.0
Prepaid expenses	1.0
Property, plant and equipment	6.0
Intangible assets	18.4
Goodwill	11.6
Net deferred tax liabilities	(7.2)
Other liabilities	(12.1)
Total consideration	$53.0

Intangible assets include $16.4 million for customer relationships which is being amortized over 15 years and $2.0 million for non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The valuation includes $11.6 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill recognized is not expected to be deductible for tax purposes. The $7.2 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the intangible assets, whose estimated fair value was determined by the valuation.
The purchase price allocation presented herein is based on a valuation, however the purchase price is subject to adjustment under the agreement. In addition, there is a remaining escrow reserve of approximately $17 million for any post-closing liabilities. The escrow reserve, subject to adjustment, is available for claims through May 2015. While we do not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values may change the amount allocable to goodwill.
Results of operations of FCGC have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to December 31, 2011. In addition, we incurred $2.7 million of acquisition and integration costs related to FCGC which are included in our selling, general & administrative expenses for 2011.
We did not consider the FCGC acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.
Asset Acquisition of Finkle Distributors, Inc.
On August 2, 2010, we acquired substantially all of the assets of Finkle Distributors, Inc. (“FDI”), a regional convenience wholesaler servicing customers in New York, Pennsylvania and the surrounding states, for cash consideration of approximately $36.0 million. The FDI operations were integrated into two of our existing distribution centers and have provided us opportunities to expand our market share.

The purchase price allocation of the acquired assets and liabilities assumed, based on their estimated fair values at the acquisition date, was as follows (dollars in millions):

Cash	$0.1
Accounts receivable	21.1
Inventory	9.9
Prepaid expenses	0.3
Property, plant and equipment	2.4
Intangible assets	3.6
Liabilities	(1.4)
Cash paid at closing	$36.0
Contingent payments	1.0
Total consideration	$37.0

Intangible assets include $2.0 million for customer relationships which will be amortized over ten years, $0.9 million of non-amortizing goodwill and $0.7 million for the non-competition agreement which will be amortized over five years. Goodwill is measured as the difference between the purchase price and the fair value of assets acquired and liabilities assumed. The intangible assets, including goodwill, are expected to be deductible for tax purposes. The contingent payments relate primarily to a non-competition agreement with a former owner and were recorded at the present value of contractual payments. A total of $0.4 million has been paid under the non-competition agreement as of December 31, 2011. The remaining amounts due under the agreement are payable in equal installments at the beginning of 2012, 2013 and 2014. Results of operations of FDI have been included in Core-Mark’s consolidated statements of operations since the date of acquisition to December 31, 2011.
We did not consider the FDI acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (dollars in millions):

	2011	2010	2009
Balance, beginning of period	$8.7	$9.1	$8.8
Net additions charged to operations	2.0	1.4	1.8
Less: Write-offs and adjustments	(1.1)	(1.8)	(1.5)
Balance, end of period	$9.6	$8.7	$9.1
The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of our selling, general and administrative expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.
Other Receivables, Net
Other receivables, net consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Vendor receivables, net	$29.2	$31.1
Insurance recoverables, current	2.2	2.5
Other	10.6	9.9
Total	$42.0	$43.5
The allowance for doubtful accounts due from vendors was $0.1 million as of December 31, 2011 and 2010, respectively.
Deposits and Prepayments
Deposits and prepayments consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Deposits	$3.8	$4.4
Prepaid taxes	8.8	12.9
Vendor prepayments	22.7	14.1
Other prepayments	12.9	10.8
Total	$48.2	$42.2
Deposits include amounts related primarily to cigarette stamps and workers' compensation claims. Other prepayments include prepayments relating to insurance policies, prepaid rent and up-front consideration to customers.

Other Non-Current Assets, Net
Other non-current assets, net, consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Internally developed and other purchased software, net	$1.4	$2.6
Insurance recoverables, net of current portion	17.7	19.5
Debt issuance costs	1.5	1.2
Insurance deposits, net of current portion	2.9	2.7
Racking allowances, net	5.9	1.8
Other amortizable intangibles (net of accumulated amortization of $2.1
and $0.7, respectively)	19.9	2.7
Other assets	3.0	0.8
Total	$52.3	$31.3
Other amortizable intangibles increased due primarily to the addition of non-compete agreements and customer lists related to the acquisition of FCGC in 2011. The amortization of intangible assets, inclusive of non-compete agreements and customer lists and internally developed and other purchased software, recorded in the consolidated statements of operations was $3.0 million for 2011, $2.1 million for 2010 and $2.0 million for 2009.
Intangible assets with definite useful lives are amortized over the following useful lives:

Useful Life in Years
Customer relationships	10-15
Non-competition agreements	1-5
Software	3-8
Estimated intangible and software amortization expense for the next five years is approximately $3.3 million, $2.4 million, $2.3 million, $2.1 million and $1.8 million for 2012 through 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Accrued payroll, retirement and other benefits	$26.6	$22.2
Claims liabilities, current	7.9	8.7
Other accrued expenses	31.6	19.6
Accrued customer incentives payable	12.5	11.1
Total	$78.6	$61.6

Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include goods and services taxes, legal expenses, interest and other miscellaneous accruals.

5.	Inventories
Inventories consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Inventories at FIFO, net of reserves	$440.3	$350.4
Less: LIFO reserve	(78.0)	(59.7)
Total inventories at LIFO, net of reserves	$362.3	$290.7

6.    Property and Equipment
Property and equipment consist of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Delivery, warehouse and office equipment	$136.5	$118.5
Equipment under capital leases	1.6	1.2
Leasehold improvements	28.7	20.4
Land and buildings	15.2	12.8
	182.0	152.9
Less: Accumulated depreciation and amortization	(82.5)	(68.2)
Total	$99.5	$84.7
For 2011, 2010 and 2009, depreciation and amortization expenses related to property and equipment were $16.2 million, $15.0 million and $14.2 million, respectively. Property and equipment includes accruals for construction in progress of $1.5 million in 2011 and $0.5 million in 2010.

7.    Long-Term Debt
Total long-term debt consists of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Amounts borrowed (Credit Facility)	$62.0	$—
Obligations under capital leases	1.1	0.8
Total	$63.1	$0.8

We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR- or CDOR-based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2011, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility were as follows (dollars in millions):

	December 31, 2011	December 31, 2010
Amounts borrowed	$62.0	$—
Outstanding letters of credit	$23.7	$26.2
Amounts available to borrow	$106.2	$161.4
Average borrowings during the year ended December 31, 2011 were $21.1 million, with amounts borrowed, at any one time outstanding, ranging from zero to $89.5 million. For the same period in 2010, average borrowings were $3.1 million, with amounts borrowed ranging from zero to $34.8 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2011 and 2010 was 2.2% and 2.9%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $1.3 million for 2011 compared to $1.8 million for 2010. Amortization of debt issuance costs of $0.5 million for 2011, 2010 and 2009 are included in interest expense. Unamortized debt issuance costs were $1.9 million as of December 31, 2011 and $1.7 million as of December 31, 2010.

8.	Commitments and Contingencies
Purchase Commitments
We enter into purchase commitments in the ordinary course of business. As of December 31, 2011, we had $1.2 million in purchase obligations primarily related to delivery equipment.
Operating Leases
We lease most of our sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2023, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require us to pay taxes, maintenance and insurance. In most instances, we expect the operating leases that expire will be renewed or replaced in the normal course of business.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2011 (dollars in millions):

Year Ending December 31,
2012	$32.5
2013	27.5
2014	22.0
2015	19.0
2016	17.2
2017 and Thereafter	74.2
$192.4
For 2011, 2010 and 2009, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $38.7 million, $35.8 million and $34.7 million, respectively.
Capital Leases
As of December 31, 2011 and 2010, we had approximately $1.3 million and $1.0 million in capital lease obligations, respectively, related to refrigeration and other office and warehouse equipment leased under capital leases, including current maturities.
Contingencies
Litigation
The Company is a plaintiff in a successful lawsuit, currently on appeal, against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. The Company's current share of the judgment,  with daily accruing pre-judgment interest, is approximately $15.5 million, less outstanding attorneys' fees and costs. Sonitrol is appealing the decision through the Colorado appellate court. While we are expecting oral arguments on the appeal to be heard in late 2012, no date has been set by the court. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized in income only when and if it is finally paid to the Company.
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At December 31, 2011, we were not involved in any other material litigation.

9.	Income Taxes
Our income tax provision consists of the following (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$13.7	$3.8	$7.6
State	3.6	0.5	(1.9)
Foreign	—	—	—
Total current tax provision	$17.3	$4.3	$5.7

Deferred:
Federal	$0.3	$5.1	$11.6
State	(0.5)	0.9	2.3
Foreign	(0.1)	(0.8)	(1.1)
Total deferred tax (benefit) provision	$(0.3)	$5.2	$12.8

Total income tax provision	$17.0	$9.5	$18.5

A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision follows (dollars in millions):

	Year Ended December 31,
	2011		2010		2009
Federal income tax provision at the statutory rate	$15.1	35.0%	$9.5	35.0%	$23.0	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.1	4.9	1.2	4.4	2.9	4.4
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.3)	(0.7)	(0.5)	(1.8)	(6.0)	(9.1)
Effect of foreign operations	(0.1)	(0.2)	(0.8)	(2.9)	(1.1)	(1.7)
Non-deductible acquisition costs	0.3	0.7	—	—	—	—
Tax credits and other, net	(0.1)	(0.3)	0.1	0.2	(0.3)	(0.5)
Income tax provision	$17.0	39.4%	$9.5	34.9%	$18.5	28.1%
Our effective tax rate was 39.4% for 2011 compared to 34.9% for 2010. The increase in our effective tax rate for 2011 was due primarily to a higher proportion of earnings from our Canadian operations in 2011, the impact of uncertain tax positions recognized in each period and non-deductible transaction costs related to our recent acquisition of FCGC.

In 2011, the provision for income taxes included a $0.3 million net benefit, including $0.1 million of interest recovery, compared to a net benefit of $0.5 million, including $0.1 million of interest recovery, for 2010 related to the expiration of the statute of limitations for uncertain tax positions.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (dollars in millions):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Employee benefits, including post-retirement benefits	$15.6	$15.5
Trade and other receivables	3.9	3.4
Goodwill and intangibles	2.6	1.7
Self-insurance reserves	0.6	0.6
Minimum tax credits	—	2.1
Other	3.3	2.9
Subtotal	26.0	26.2
Less: valuation allowance	(0.1)	(0.1)
Net deferred tax assets	$25.9	$26.1
Deferred tax liabilities:
Inventories	$2.8	$7.1
Property and equipment	17.8	14.8
Prepaid and deposits	0.5	0.5
Deferred income	0.2	0.3
Goodwill and intangibles	7.2	—
Other	1.3	2.3
Total deferred tax liabilities	$29.8	$25.0

Total net deferred tax (liabilities) assets	$(3.9)	$1.1
Net current deferred tax assets	5.9	3.3
Net non-current deferred tax liabilities	$(9.8)	$(2.2)
At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management's assessment of whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $0.1 million at December 31, 2011 and 2010 related to foreign tax credits, which will expire at various times between 2014 and 2016.
At December 31, 2011, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities related to federal, state and foreign taxes, was approximately $1.8 million, all of which would impact the effective tax rate, if recognized. We do not expect the amount of unrecognized tax benefits to change significantly in the next twelve months as a result of the expiration of the statute of limitations associated with each respective uncertain tax position. The expiration of the statute of limitations for certain tax positions could impact the total gross amount of unrecognized tax benefits in future years, including $0.2 million through December 31, 2012. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2011, 2010 and 2009 follows (dollars in millions):

	2011	2010	2009
Balance at beginning of year	$1.2	$1.5	$6.1
Increase in unrecognized tax benefits on acquisition	0.9	—	—
Lapse of statute of limitations	(0.2)	(0.4)	(4.7)
Other	(0.1)	0.1	0.1
Balance at end of year	$1.8	$1.2	$1.5
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 to 2011 tax years remain subject to examination by federal and state tax authorities. The 2007 tax year is still open for certain state tax authorities. The 2004 to 2011 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.
We recognize interest and penalties on income taxes in income tax expense. For the years ended December 31, 2011, 2010 and 2009 we recognized a net benefit in our provision for income taxes of  $0.1 million, $0.1 million and $2.1 million, respectively, related primarily to the recovery of interest associated with the expiration of the statute of limitations for certain unrecognized tax positions. At December 31, 2011 and 2010, we had a liability of $0.7 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.4 million for interest and $0.3 million for penalties.

10.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2011			2010			2009
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$26.2	11.4	$2.30	$17.7	10.8	$1.64	$47.3	10.5	$4.53
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		—	(0.01)		0.1	(0.01)		—	(0.02)
Stock options		0.1	(0.02)		0.2	(0.03)		0.2	(0.07)
Warrants		0.2	(0.04)		0.3	(0.05)		0.2	(0.08)
Performance shares		—	—		—	—		—	(0.01)
Diluted EPS	$26.2	11.7	$2.23	$17.7	11.4	$1.55	$47.3	10.9	$4.35
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

Certain options to purchase common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 2011, 2010 and 2009 there were 91,770, 104,020 and 259,777 anti-dilutive options, respectively. There were no anti-dilutive warrants in 2011, 2010 or 2009.
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
Both the Class 6(B) and Tranche B warrants expired August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. As of December 31, 2011, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b) all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. Combined, a total of 696,385 shares have been net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding. The number of Class 6(B) warrants outstanding at the end of 2010 was 705,894 and 952,806 at the end of 2009. The number of Tranche B warrants outstanding was 126,716 at the end of 2010 and 2009. The Class 6(B) warrants and the Tranche B warrants had been classified as permanent equity. We use the treasury stock method to determine the shares of common stock due to conversion of outstanding warrants.

11.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the statements of operations as a component of selling, general and administrative expenses for 2011, 2010 and 2009 was $5.5 million, $4.8 million and $5.1 million, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.8 million at December 31, 2011. This balance is expected to be recognized over a weighted-average period of 1.7 years.
Employee stock-based compensation expense recognized in 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 3% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 84 plan participants that have been awarded grants since the inception of our plans. We issue new shares to satisfy stock option exercises.

Historically, we have maintained five stock-based compensation plans: the 2004 Long-Term Incentive Plan, the 2004 Directors' Equity Incentive Plan, the 2005 Long-Term Incentive Plan, the 2005 Directors' Equity Incentive Plan and the 2007 Long-Term Incentive Plan. During 2010, the 2010 Long-Term Incentive Plan was established.  All shares available for issuance under our historical five plans have been transferred to the 2010 Long-Term Incentive Plan, from which all future awards will be made. The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan
-Restricted stock units and options	41,265	$34.92	—
2005 Long-Term Incentive Plan
-Restricted stock units	3,053	$0.01	—
2005 Directors' Equity Incentive Plan	7,500	$27.03	—
2007 Long-Term Incentive Plan(1)	363,814	$19.37	—
2010 Long-Term Incentive Plan (1)	173,224	$1.43	584,665
______________________________________________

(1)	Includes non-qualified stock options, restricted stock units and performance shares.
2004 Long-Term Incentive Plan
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provided for issuance of up to 1,314,444 shares of non-qualified stock options and restricted stock units to officers and key employees. For option grants, the exercise price equals the fair value of the Company's common stock on the date of grant. For restricted stock grants, the exercise price is fixed at $0.01. Options and restricted stock units vest over a three-year period; one-third of the options and restricted stock units cliff-vest on the first anniversary of the vesting commencement date and the remaining options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. Stock-based compensation is being recognized ratably over the three-year vesting period of the stock options or restricted stock units using the straight-line method. No further grants will be made under the 2004 LTIP.
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
2005 Long-Term Incentive Plan
The 2005 Long-Term Incentive Plan (“2005 LTIP”) provided for the granting of restricted stock units to officers and key employees. The majority of restricted stock units issued under the 2005 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Restricted stock units do not have an expiration date. No further grants will be made under the 2005 LTIP.
2005 Directors' Equity Incentive Plan
The 2005 Directors' Equity Incentive Plan (“2005 Directors' Plan”) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms of the 2005 Directors' Plan are similar to the 2004 Directors' Plan. No stock options are available for future issuance.

2007 Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provided for the granting of stock options, restricted stock units and performance share awards of up to 1,202,350 shares of our common stock (including treasury shares) to officers, employees and non-employee directors. The majority of awards issued under the 2007 LTIP generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. No further grants will be made under the 2007 LTIP.

2010 Long-Term Incentive Plan
The 2010 Long-Term Incentive Plan (“2010 LTIP”) provides for the granting of awards of up to 1,115,952 shares of our common stock to officers, employees and non-employee directors. The 2010 LTIP became effective on April 1, 2010. Awards may be made under the 2010 LTIP through March 31, 2020, which is 10 years from the effective date of the 2010 LTIP. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, restricted stock units, other stock-based awards and performance shares. The annual award limits of the 2010 LTIP provide for awards which are limited in any one plan year to 100,000 shares to any one participant. The majority of awards issued under the 2010 LTIP have been restricted stock units which generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date.
Assumptions Used for Fair Value
We use the Black-Scholes option-pricing model to determine the grant date fair value for each stock option. Option-pricing models require the input of assumptions that are estimated at the date of grant.
The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during 2009 and 2011. There were no stock options granted in 2010. Restricted stock units and performance shares were valued at the fair market value of our stock at date of grant.

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	5.3	—	4.0
Risk-free interest rate	0.48%	—%	1.12%
Volatility	41%	—%	44%
Dividend yield	2%	—	—
Weighted-average fair value per share of grants:
Stock options	$9.88	$—	$7.14
Restricted stock units	$34.12	$31.57	$19.18
Performance shares	$34.12	$—	$19.18
______________________________________________

The expected volatility is based on the historical implied volatility of our stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time we estimate that options granted are expected to be outstanding.

The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the plans for the year ended December 31, 2011:

		December 31, 2010		Activity during 2011							December 31, 2011
		Outstanding		Granted			Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	1,221	$0.01	—		$—	(1,032)	$0.01	(1)	$0.01	188	$0.01	188	$0.01
	Options	218,255	20.44	—		—	(172,982)	16.70	(4,196)	31.40	41,077	35.08	41,077	35.08
2004 Directors’ Plan	Options	30,000	15.50	—		—	(30,000)	15.50	—	—	—	—	—	—
2005 LTIP	RSUs	15,772	0.01	—		—	(12,719)	0.01	—	—	3,053	0.01	3,053	0.01
2005 Directors’ Plan	Options	15,000	27.03	—		—	(7,500)	27.03	—	—	7,500	27.03	7,500	27.03
2007 LTIP (1)	RSUs	217,949	0.01	—		—	(139,440)	0.01	—	—	78,509	0.01	31,164	0.01
	Options	308,783	25.28	—		—	(34,749)	21.87	—	—	274,034	25.71	274,034	25.71
	Perf. shares	32,454	0.01	—		—	(21,183)	0.01	—	—	11,271	0.01	11,271	0.01
2010 LTIP (1)	RSUs	—	—	137,532		0.01	—	—	—	—	137,532	0.01	—	—
	Options	—	—	7,500		32.78	—	—	—	—	7,500	32.78	—	—
	Perf. shares	—	—	28,192	(2)	0.01	—	—	—	—	28,192	0.01	—	—
Total		839,434		173,224			(419,605)		(4,197)		588,856		368,287
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

(2)
All 28,192 performance shares granted during 2011 were earned based upon achievement of performance criteria. One-third of those shares vested on January 19, 2012, and the balance will vest in equal quarterly installments over a subsequent two-year period.

The aggregate intrinsic value of stock options exercised in 2011, 2010 and 2009 was approximately $4.3 million, $4.7 million and $1.4 million, respectively. The aggregate intrinsic value of restricted stock units exercised in 2011, 2010 and 2009 was approximately $5.3 million, $4.2 million and $2.9 million, respectively. The aggregate intrinsic value of performance shares exercised in 2011, 2010 and 2009 was approximately $0.7 million, $1.5 million and $0.4 million, respectively.

The following table summarizes stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2011:

		December 31, 2011
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	RSUs	188	—	—	—	$7	$—
	Options	41,077	—	2.3	—	186	—
2005 LTIP	RSUs	3,053	—	—	—	121	—
2005 Directors’ Plan	Options	7,500	—	0.6	—	94	—
2007 LTIP	RSUs	31,164	45,702	—	—	1,234	1,809
	Options	274,034	—	3.3	—	3,807	—
	Perf. shares	11,271	—	—	—	446	—
2010 LTIP	RSUs	—	132,760	—	—	—	5,256
	Options	—	7,240	—	6.8	—	49
	Perf. shares	—	27,214	—	—	—	1,077
Total		368,287	212,916			$5,895	$8,191
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 30, 2011 of $39.60, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options, restricted stock units and performance shares that are expected to vest are net of estimated future forfeitures.

The aggregate fair value of options vested in 2011, 2010 and 2009 was approximately $1.7 million, $5.5 million and $4.3 million, respectively. The aggregate fair value of restricted stock units vested in 2011, 2010 and 2009 was approximately $6.1 million, $4.7 million and $3.6 million, respectively. The aggregate fair value of performance shares vested in 2011, 2010 and 2009 was approximately $0.8 million, $2.0 million and $0.6 million, respectively.

12.	Employee Benefit Plans
Pension Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, "the Pension Plans") consisting of a Core-Mark pension plan, which was frozen on September 30, 1986 and three plans we inherited from Fleming, our former parent company. The Fleming plans were frozen on, or prior to, August 20, 1998. There have been no new entrants to the Pension Plans after those benefit plans were frozen.
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
The following tables provide a reconciliation of the changes in the Pension Plans' benefit obligation and fair value of assets over the two-year period ending December 31, 2011 and a statement of the funded status for the year ended December 31, 2011 and 2010 (dollars in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Change in Benefit Obligation:
Obligation at beginning of period	$35.4	$35.2	$4.1	$4.4
Interest cost	1.8	1.9	0.2	0.2
Actuarial loss (gain)	2.9	0.3	0.5	(0.2)
Benefit payments	(2.1)	(2.3)	(0.2)	(0.3)
Change in plan provision	—	0.3	—	—
Benefit obligation at end of period	$38.0	$35.4	$4.6	$4.1

Change in Pension Plan Assets:
Fair value of pension plan assets at beginning of period	$26.9	$23.6	$—	$—
Actual return on plan assets	0.7	2.2	—	—
Employer contributions	3.2	3.4	0.2	0.3
Benefit payments	(2.1)	(2.3)	(0.2)	(0.3)
Fair value of pension plan assets at end of period	$28.7	$26.9	$—	$—

Funded Status:
Funded status	$(9.3)	$(8.5)	$(4.6)	$(4.1)
During 2011, the underfunded status of the defined-benefit pension plan increased $0.8 million to $9.3 million, due primarily to an actuarial loss of $2.9 million and $1.2 million lower than expected returns on our pension plan assets, partially offset by $3.2 million of contributions made by the Company in 2011. In 2010, the expected return on pension plan assets was a gain of $1.7 million compared to a realized gain of $2.2 million.
The following table provides information for Pension Plans with an accumulated benefit obligation in excess of plan assets (dollars in millions):

	December 31, 2011	December 31, 2010
Projected benefit obligation	$38.0	$35.4
Accumulated benefit obligation	38.0	35.4
Fair value of pension plan assets	28.7	26.9

The following table provides components of the net periodic pension cost (dollars in millions):

	2011	2010	2009
Interest cost	$1.8	$1.9	$2.0
Expected return on plan assets	(1.9)	(1.7)	(1.5)
Amortization of net actuarial loss	0.3	0.2	0.3
Net periodic benefit cost	$0.2	$0.4	$0.8

The following table provides components of the net periodic other benefit cost (dollars in millions):

	2011	2010	2009
Interest cost	$0.2	$0.2	$0.5
Amortization of net actuarial loss	—	—	0.3
Amortization of prior service cost (credit)	(0.1)	(0.1)	—
Curtailment gain, net	—	—	(0.8)
Net periodic other benefit cost	$0.1	$0.1	$—
The prior-service costs, which include interest, are amortized on a straight-line basis over the average future life expectancy of inactive participants. Gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. Our measurement date was on December 31, 2011. We estimated that average future life expectancy is 23.0 years for the pension benefit plan and remaining service life of active participants is 6.4 years for the post-retirement benefit plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Benefit Obligations:
Discount rate	4.72%	5.04%	5.58%	4.74%	5.08%	5.88%

Net Periodic Benefit Costs:
Discount rate	5.04%	5.73%	6.26%	5.08%	5.88%	6.07%
Expected return on assets	7.35%	7.35%	7.35%	n/a	n/a	n/a

The weighted-average discount rates used to determine the Pension Plan's obligations and expenses are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. At December 31, 2011, our discount rates were 4.72% and 4.74% related to our pension and post-retirement plan benefit obligations, respectively, compared with 5.04% and 5.08%, respectively, at December 31, 2010. The decrease in the discount rate for 2011 was due primarily to lower bond yields. At December 31, 2009, our discount rates were 5.58% and 5.88% related to our pension and post-retirement plan benefit obligations, respectively. The decrease in the discount rate for 2010 compared to 2009 was due primarily to lower bond yields.
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
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the post-retirement benefit plans are as follows:

	December 31, 2011	December 31, 2010
Assumed current trend rate for next year for participants under 65	7.50%	6.50%
Assumed current trend rate for next year for participants 65 and over	6.50%	6.50%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached for participants under 65	2016	2014
Year that ultimate trend rate is reached for participants 65 and over	2015	2014
A 1% change in assumed health care cost trend rates would have the following effects (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.4	$(0.4)
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
Our investment guidelines allocation ranges are: 0-20% cash, 50-70% equity and 30-50% fixed income. Our investment guidelines also set forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities.
The fair value measurements of the Pension Plans' assets by asset category at December 31, 2011 are as follows (dollars in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1.5	$1.5	$—	$—
Equity securities:
Mutual funds	6.4	6.4	—	—
Other equity securities, primarily U.S. companies	8.7	8.7	—	—
Government securities	3.4	3.4	—	—
Corporate and muni bonds:
Other bonds	4.8	4.8	—	—
Mutual funds	0.3	0.3	—	—
Group annuity contract	3.6	—	3.6	—
Total	$28.7	$25.1	$3.6	$—

The fair value measurements of the Pension Plans' assets by asset category at December 31, 2010 are as follows (dollars in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3.1	$3.1	$—	$—
Equity securities:
Mutual funds	6.5	6.5	—	—
Other equity securities, primarily U.S. companies	8.5	8.5	—	—
Government securities	2.4	2.4	—	—
Corporate and muni bonds:
Other bonds	2.5	2.5	—	—
Mutual funds	0.5	0.5	—	—
Group annuity contract	3.4	—	3.4	—
Total	$26.9	$23.5	$3.4	$—
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
We expect to contribute at least $2.2 million and $0.3 million to our pension plan and post-retirements benefits plan, respectively, in 2012.

Estimated future benefit payments reflecting future service are as follows (dollars in millions):

Year ended December 31,	Pension	Other Post-retirement
2012	$2.9	$0.3
2013	2.7	0.3
2014	3.0	0.4
2015	2.7	0.3
2016	2.8	0.3
2017 through 2021	14.4	1.8
Amounts recognized in the statements of stockholders' equity and comprehensive income (dollars in millions):

	Pension After Tax	Other Post-retirement Benefits After Tax
Net gain during 2009	$1.1	$1.3
Net gain during 2010	0.2	—
Net loss during 2011	(2.3)	(0.4)

Amounts recognized in the balance sheets (dollars in millions):

	Pension		Other Post-retirement
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Current liabilities	$—	$—	$(0.3)	$(0.3)
Non-current liabilities	(9.3)	(8.5)	(4.3)	(3.8)
Total	$(9.3)	$(8.5)	$(4.6)	$(4.1)
Expected amortizations for the year ending December 31, 2012 (dollars in millions):

	Pension	Other Post-retirement
Expected amortization of net loss	$0.4	$—
Expected amortization of prior service cost (credit)	—	(0.1)
Total expected amortizations for the year ending December 31, 2012	$0.4	$(0.1)
Multi-employer Defined Benefit Plan
The Company contributed $0.3 million in 2011 to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
We maintain defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2011, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $17,000. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees could elect to contribute up to a maximum of $22,450 Canadian dollars. Under the 401(k) plan, we match 100% of U.S. employee contributions up to 2% of base salary and match 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, we match 50% of employee contributions up to 3% of base salary. For the year ended December 31, 2011, 2010 and 2009, we made matching payments of approximately $2.5 million, $2.3 million and $2.2 million, respectively.

13.	Stockholders' Equity
Dividends
On October 19, 2011 we announced the commencement of a quarterly dividend program. The Board declared a quarterly cash dividend of $0.17 per common share, which resulted in a total amount of approximately $1.9 million paid on December 15, 2011 to shareholders of record as of the close of business on November 15, 2011. On February 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which is payable on March 15, 2012 to shareholders of record as of the close of business on February 24, 2012.
Repurchase of Common Stock
In May 2011, our Board of Directors authorized the repurchase of up to $30 million of our common stock. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility. The share repurchase program was approved by our Board to enable the company to buy shares when we believe our stock price is undervalued.  Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options and warrants. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of December 31, 2011, there was $11.0 million available for future share repurchases under the program. We account for share repurchases using the cost method.
During the year ended December 31, 2011, we repurchased 542,415 shares of common stock under the share repurchase program at an average price of $35.03 per share for a total cost of $19.0 million. During the year ended December 31, 2010, no shares of common stock were repurchased. During the year ended December 31, 2009, we repurchased 98,646 shares of common stock under the share repurchase program at an average price of $22.77 per share for a total cost of $2.2 million.

14.    Segment Information
We are one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 28,000 customer locations in the U.S. and Canada.  Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products.
As of December 31, 2011, we operated 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
All of our distribution centers (operating divisions) have similar historical economic characteristics and are expected to have similar economic characteristics in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are net sales, net sales income (which is comparable to our reported gross profit adjusted for LIFO expense), operating expenses and pre-tax net profit. In addition, each operating division carries similar products, which they sell to similar customers by using similar operating procedures. Therefore, in our judgment, our 26 operating divisions aggregate into one reportable segment.
Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 -- Summary of Significant Accounting Policies. Inter-segment revenues were not significant and while no single customer accounted for 10% or more of our total net sales in 2011, net sales to Couche-Tard were approximately 13% of our total net sales for the fourth quarter of 2011.

Information about our business based on the two geographic areas in which we operate are as follows (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net sales:
United States (1)	$6,865.5	$6,086.3	$5,519.2
Canada	1,220.5	1,158.0	992.9
Corporate adjustments and eliminations	28.9	22.5	19.5
Total	$8,114.9	$7,266.8	$6,531.6

Income (loss) before income taxes:
United States (2)	$50.4	$35.6	$70.0
Canada	(1.4)	(4.7)	(3.2)
Corporate adjustments and eliminations	(5.8)	(3.7)	(1.0)
Total	$43.2	$27.2	$65.8

Interest expense:
United States	$23.5	$24.3	$20.9
Canada	0.9	0.9	0.8
Corporate adjustments and eliminations	(22.0)	(22.6)	(20.0)
Total	$2.4	$2.6	$1.7

Interest income:
United States	$—	$0.1	$0.1
Canada	0.1	0.1	0.1
Corporate adjustments and eliminations	0.3	0.2	0.1
Total	$0.4	$0.4	$0.3

Depreciation and amortization:
United States	$15.4	$13.9	$13.3
Canada	3.0	2.7	2.4
Corporate adjustments and eliminations	4.0	3.1	3.0
Total	$22.4	$19.7	$18.7
______________________________________________

(1)
Net cigarette sales for 2010 include approximately $105.9 million of increased sales resulting from manufacturers' cigarette price increases in response to SCHIP legislation, compared to the same period in 2009.

(2)     Includes $25.2 million of income for 2009, consisting of $36.7 million of cigarette inventory holding gains due primarily     to manufacturers' price increases in response to the SCHIP legislation, less $11.5 million of federal excise floor taxes.

Identifiable assets by geographic area are as follows (dollars in millions):

	December 31, 2011	December 31, 2010
Identifiable assets:
United States	$768.6	$590.2
Canada	101.6	118.6
Total	$870.2	$708.8

The net sales mix for our primary product categories is as follows (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes (1)	$5,710.6	$5,119.7	$4,589.1
Food	995.7	840.9	738.0
Candy	459.8	426.0	405.0
Other tobacco products	607.9	503.6	434.0
Health, beauty & general	237.5	220.6	209.5
Beverages	100.9	152.0	151.7
Equipment/other	2.5	4.0	4.3
Total food/non-food products	2,404.3	2,147.1	1,942.5
Total net sales	$8,114.9	$7,266.8	$6,531.6
______________________________________________
(1)     Net cigarette sales for 2010 include approximately $105.9 million of increased sales compared to the same period in 2009 resulting from manufacturers' cigarette price increases in March of 2009 which were in response to SCHIP legislation.

15.	Quarterly Financial Data (Unaudited)
The tables below provide our unaudited consolidated results of operations for each of the four quarters in 2011 and 2010:

	Three Months Ended
	(unaudited)
	(dollars in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2011		2011		2011		2011
Net sales — Cigarettes (1)	$1,490.7		$1,566.4		$1,430.5		$1,223.0
Net sales — Food/non-food (1)	636.8		658.7		609.3		499.5
Net sales (1)	2,127.5		2,225.1		2,039.8		1,722.5
Cost of goods sold	2,017.7		2,102.9		1,930.0		1,630.2
Gross profit (2, 3)	109.8		122.2	(2)	109.8	(2)	92.3	(3)
Warehousing and distribution expenses (4)	61.2		61.7		57.8		53.9
Selling, general and administrative expenses (5)	39.0	(5)	38.6	(5)	36.5	(5)	36.7	(5)
Amortization of intangible assets	0.9		0.8		0.8		0.5
Total operating expenses	101.1		101.1		95.1		91.1
Income from operations	8.7		21.1		14.7		1.2
Interest expense	(0.6)		(0.6)		(0.6)		(0.6)
Interest income	—		0.2		0.1		0.1
Foreign currency gains (losses), net	0.1		(1.4)		0.2		0.6
Income before income taxes	8.2		19.3		14.4		1.3
Income tax provision	(3.0)		(7.3)		(5.9)		(0.8)
Net income	5.2		12.0		8.5		0.5
Basic net income per common share (6)	$0.46		$1.05		$0.74		$0.04
Diluted net income per common share (6)	$0.45		$1.03		$0.72		$0.04
Shares used to compute basic net income
per common share	11.4		11.4		11.5		11.3
Shares used to compute diluted net income
per common share	11.5		11.7		11.9		11.8

Excise taxes (1)	$494.0		$534.0		$496.5		$427.0
Cigarette inventory holding gains (7)	2.9		4.4		—		0.9
LIFO expense	5.8		5.0		4.6		2.9
Depreciation and amortization	6.3		5.4		5.6		5.1
Stock-based compensation	1.4		1.6		1.2		1.3
Capital expenditures	13.0		5.3		4.5		1.3
____________________________________________

(1)	Excise taxes are included as a component of net sales.

(2)
Includes for Q2 and Q3, respectively, approximately $4.2 million and $1.7 million of candy inventory holding gains resulting from manufacturer price increases. The candy inventory holding gains were estimated as the amount in excess of our normal manufacturer incentives for those products sold in 2011.

(3)	Includes a $0.8 million OTP tax settlement which was recorded as a decrease to cost of goods sold during Q1.

(4)	Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold which presentation may differ from that of other registrants.

(5)
SG&A expenses include acquisition and transition costs related to FCGC, consisting of $0.8 million in Q4, $0.4 million in Q3, $0.8 million in Q2 and $0.7 million in Q1. SG&A expenses also include start-up costs of $0.4 million in Q4 and $1.4 million in Q3 related to related to the start-up of the Florida distribution center and other infrastructure costs to support the new distribution agreement with Couche-Tard.

(6)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.

(7)
Cigarette inventory holding gains relate to income we earn on cigarette and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding gains.

	Three Months Ended
	(unaudited)
	(dollars in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2010		2010		2010		2010
Net sales — Cigarettes (1)	$1,321.5		$1,400.9		$1,283.5		$1,113.8
Net sales — Food/non-food (1)	535.3		592.7		550.8		468.3
Net sales (1)	1,856.8		1,993.6		1,834.3		1,582.1
Cost of goods sold	1,762.5		1,887.5		1,737.2		1,494.3
Gross profit	94.3		106.1	(2)	97.1		87.8	(3)
Warehousing and distribution expenses (4)	54.8		55.8		52.1		49.1
Selling, general and administrative expenses (5)	38.7	(5)	36.2	(5)	32.2	(5)	35.4
Amortization of intangible assets	0.6		0.5		0.5		0.5
Total operating expenses	94.1		92.5		84.8		85.0
Income from operations	0.2		13.6		12.3		2.8
Interest expense	(0.7)		(0.8)		(0.5)		(0.6)
Interest income	0.1		0.2		0.1		—
Foreign currency gains (losses), net	0.7		0.4		(0.8)		0.2
Income before income taxes	0.3		13.4		11.1		2.4
Income tax (provision) benefit	0.6		(4.7)		(4.4)		(1.0)
Net income	0.9		8.7		6.7		1.4
Basic net income per common share (6)	$0.08		$0.81		$0.62		$0.13
Diluted net income per common share (6)	$0.08		$0.78		$0.59		$0.12
Shares used to compute basic net income
per common share	11.0		10.8		10.8		10.7
Shares used to compute diluted net income
per common share	11.7		11.3		11.3		11.4

Excise taxes (1)	$464.8		$492.7		$429.4		$369.6
Cigarette inventory holding gains (7)	3.1		—		2.4		0.6
LIFO expense	8.8		2.9		3.6		1.3
Depreciation and amortization	5.3		4.9		4.8		4.7
Stock-based compensation	1.1		1.1		1.2		1.4
Capital expenditures	4.6		3.8		2.5		3.0
______________________________________________

(1)	Excise taxes are included as a component of net sales.

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

(7)
Cigarette inventory holding gains relate to income we earn on cigarette and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding gains.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9. A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management did not assess the internal control over financial reporting at our Forrest City division, which we acquired on May 2, 2011 and which represented less than 7% of our total assets, and less than 5% of income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2011.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2011.
Our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9. B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

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

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on August 18, 2008).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.2	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.3	2005 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.4	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 23, 2007).

10.5	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 9, 2007).

10.6	2010 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 13, 2010).

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

10.9
Form of Management Option Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2009).

10.10
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
10.12
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.13
Form of Management Performance Share Award Agreement for January 2011 Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.14
Form of Management Restricted Stock Unit Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 25, 2011).

10.15
Form of Management Performance Share Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A filed on March 7, 2012).

10.16
Form of Management Special Incentive Share Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A filed on March 7, 2012).

10.17	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

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

10.23
Fourth Amendment to Credit Agreement, dated May 5, 2011, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 9, 2011).

Exhibit No.	Description
10.24
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

10.25	Waiver Letter, dated March 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 3, 2006).

11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

14.1	Core-Mark Code of Ethics

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: March 8, 2012	By:	/s/ J. MICHAEL WALSH
J. Michael Walsh
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ J. MICHAEL WALSH	President, Chief Executive Officer and	March 8, 2012
J. Michael Walsh	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Chief Financial Officer (Principal	March 8, 2012
Stacy Loretz-Congdon	Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	March 8, 2012
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 8, 2012
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 8, 2012
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 8, 2012
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 8, 2012
Gary F. Colter

/S/ ROBERT G. GROSS	Director	March 8, 2012
Robert G. Gross

/S/ L. WILLIAM KRAUSE	Director	March 8, 2012
L. William Krause

/S/ HARVEY L. TEPNER	Director	March 8, 2012
Harvey L. Tepner

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2009
Allowances for:
Trade receivables	$8,817	$1,751	$(1,508)	$34	$9,094
Inventory reserves	629	10,158	(9,628)	—	1,159
	$9,446	$11,909	$(11,136)	$34	$10,253

Year Ended December 31, 2010
Allowances for:
Trade receivables	$9,094	$1,371	$(2,420)	$615	$8,660
Inventory reserves	1,159	9,893	(9,940)	32	1,144
	$10,253	$11,264	$(12,360)	$647	$9,804

Year Ended December 31, 2011
Allowances for:
Trade receivables	$8,660	$1,970	$(1,470)	$418	$9,578
Inventory reserves	1,144	10,461	(10,576)	—	1,029
	$9,804	$12,431	$(12,046)	$418	$10,607