Form 10-Q
period 2012-03-31
Core-Mark Holding Company, Inc.
filed 2012-05-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
     Yes  ☐    No  ☒
As of April 30, 2012, 11,426,672 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16.9	$15.2
Restricted cash	12.8	12.6
Accounts receivable, net of allowance for doubtful accounts of $9.9 and $9.6
at March 31, 2012 and December 31, 2011, respectively	225.8	215.7
Other receivables, net	40.8	42.0
Inventories, net (Note 5)	234.9	362.3
Deposits and prepayments	49.5	48.2
Deferred income taxes	6.3	6.2
Total current assets	587.0	702.2
Property and equipment, net	101.0	99.5
Goodwill	16.2	16.2
Other non-current assets, net	52.8	52.3
Total assets	$757.0	$870.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92.9	$91.5
Book overdrafts	7.3	27.1
Cigarette and tobacco taxes payable	144.5	173.4
Accrued liabilities	71.3	78.6
Deferred income taxes	0.3	0.3
Total current liabilities	316.3	370.9
Long-term debt (Note 6)	1.4	63.1
Deferred income taxes	9.8	9.8
Other long-term liabilities	9.3	9.5
Claims liabilities, net	28.0	27.8
Pension liabilities	13.6	13.6
Total liabilities	378.4	494.7
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 12,474,589 and
12,382,724 shares issued; 11,419,012 and 11,344,947 shares outstanding at
March 31, 2012 and December 31, 2011, respectively)	0.1	0.1
Additional paid-in capital	242.0	240.1
Treasury stock at cost (1,055,577 and 1,037,777 shares of common stock at
March 31, 2012 and December 31, 2011, respectively)	(32.9)	(32.2)
Retained earnings	173.1	171.6
Accumulated other comprehensive loss	(3.7)	(4.1)
Total stockholders’ equity	378.6	375.5
Total liabilities and stockholders’ equity	$757.0	$870.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$2,100.7	$1,722.5
Cost of goods sold	1,990.6	1,630.2
Gross profit	110.1	92.3
Warehousing and distribution expenses	63.4	53.9
Selling, general and administrative expenses	39.7	36.7
Amortization of intangible assets	0.9	0.5
Total operating expenses	104.0	91.1
Income from operations	6.1	1.2
Interest expense	(0.6)	(0.6)
Interest income	0.1	0.1
Foreign currency transaction gains, net	0.1	0.6
Income before income taxes	5.7	1.3
Provision for income taxes (Note 8)	(2.1)	(0.8)
Net income	$3.6	$0.5

Basic net income per common share (Note 9)	$0.31	$0.04
Diluted net income per common share (Note 9)	$0.31	$0.04

Basic weighted-average shares (Note 9)	11.4	11.3
Diluted weighted-average shares (Note 9)	11.6	11.8

Dividend declared and paid per common share	$0.17	$—
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$3.6	$0.5
Other comprehensive income, net of tax:
Minimum pension liability adjustment	0.1	—
Foreign currency translation adjustment	0.3	0.5
Total other comprehensive income, net of tax	0.4	0.5
Comprehensive income	$4.0	$1.0
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3.6	$0.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.8	2.7
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.4	1.3
Bad debt expense, net	0.3	0.3
Depreciation and amortization	6.3	5.1
Foreign currency transaction gains, net	(0.1)	(0.6)
Deferred income taxes	(0.1)	(0.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(10.2)	0.5
Other receivables, net	1.2	3.2
Inventories, net	125.6	34.2
Deposits, prepayments and other non-current assets	(3.6)	(6.6)
Accounts payable	1.3	18.1
Cigarette and tobacco taxes payable	(29.8)	(29.3)
Pension, claims, accrued and other long-term liabilities	(7.1)	2.3
Net cash provided by operating activities	91.7	31.1
Cash flows from investing activities:
Restricted cash	—	(0.4)
Additions to property and equipment, net	(5.5)	(1.3)
Proceeds from sale of fixed assets	0.2	—
Net cash used in investing activities	(5.3)	(1.7)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(62.0)	—
Dividends paid	(2.0)	—
Repurchases of common stock	(0.7)	—
Proceeds from exercise of common stock options and warrants	0.6	2.0
Tax withholdings related to net share settlements of restricted stock units	(0.7)	(0.6)
Excess tax deductions associated with stock-based compensation	0.3	0.6
Decrease in book overdrafts	(19.9)	(6.5)
Net cash used in financing activities	(84.4)	(4.5)
Effects of changes in foreign exchange rates	(0.3)	0.2
Increase in cash and cash equivalents	1.7	25.1
Cash and cash equivalents, beginning of period	15.2	16.1
Cash and cash equivalents, end of period	$16.9	$41.2
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$0.3	$—
Interest paid	$0.4	$0.5
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 29,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2012 and the unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements, which are included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011.
Concentration of Credit Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. We place our cash and cash equivalents in short-term instruments with high quality financial institutions and limit the amount of credit exposure in any one financial instrument.
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 13.5% of our net sales in the first quarter of 2012 and no single customer accounted for 10% or more of our total net sales during the three months ended March 31, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of March 31, 2012 or 2011.

3.    Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. The new guidance changes the presentation of comprehensive income, but does not change the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of ASU 2011-05 did not impact the financial position or results of operations but did impact the presentation of the condensed consolidated financial statements. We have provided the required financial reporting presentation pursuant to ASU 2011-05 herein.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 and is testing goodwill impairment in accordance with ASU 2011-08. The adoption, which occurred on January 1, 2012, did not have a material impact on its condensed consolidated financial statements.

4.    Acquisitions
Acquisition of Forrest City Grocery Company
On May 2, 2011, Core-Mark acquired Forrest City Grocery Company (“FCGC”), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. The acquisition provides Core-Mark with additional infrastructure and increases its market share in the southeastern U.S.
As of March 31, 2012, total consideration to acquire FCGC was approximately $54.0 million. The total consideration increased by $1.0 million during the first quarter of 2012 due primarily to certain pre-acquisition tax liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The FCGC acquisition was accounted for as a business combination.
The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date based on the valuation (dollars in millions):

May 2, 2011
Cash	$3.5
Accounts receivable	18.4
Other receivables	0.4
Inventory	13.0
Prepaid expenses / other assets	2.0
Property, plant and equipment	6.0
Intangible assets	18.4
Goodwill	11.6
Net deferred tax liabilities	(7.0)
Other liabilities	(12.3)
Total consideration	$54.0
Intangible assets include $16.4 million for customer relationships which is being amortized over 15 years and $2.0 million for non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The valuation includes $11.6 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill recognized is not deductible for tax purposes. The $7.0 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the intangible assets, whose estimated fair value was determined by the valuation.
The purchase price allocation presented herein is based on a final valuation, however there is a remaining escrow reserve of approximately $17 million for any post-closing liabilities. The escrow reserve, subject to adjustment, is available for claims through May 2015.
Results of operations of FCGC have been included in Core-Mark’s consolidated statements of operations since the date of acquisition. We did not consider the FCGC acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.

5.	Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $80.9 million higher at March 31, 2012, compared to $78.0 million higher at December 31, 2011. We recorded LIFO expense of $2.9 million for the three months ended March 31, 2012 and 2011.

6.    Long-term Debt
Total long-term debt consists of the following (in millions):

	March 31,	December 31,
	2012	2011
Amounts borrowed (Credit Facility)	$—	$62.0
Obligations under capital leases	1.4	1.1
Total long-term debt	$1.4	$63.1
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility from February 2014 to May 2016 and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2012	2011
Amounts borrowed	$—	$62.0
Outstanding letters of credit	$21.8	$23.7
Amounts available to borrow	$167.3	$106.2
Average borrowings during the three months ended March 31, 2012 were $24.8 million, with amounts borrowed, at any one time outstanding, ranging from zero to $72.9 million. For the same period in 2011, no monies were borrowed under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2012 was 2.1%. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million during the three months ended March 31, 2012 compared to $0.5 million for the same period in 2011. Amortization of debt issuance costs are included in interest expense. Unamortized debt issuance costs were $1.8 million as of March 31, 2012 and $1.9 million as of December 31, 2011.

7.	Contingencies
Litigation
The Company is a plaintiff in a successful lawsuit, currently on appeal, against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. The Company's current share of the judgment,  with daily accruing pre-judgment interest, is approximately $15.5 million, less outstanding attorneys' fees and costs. Sonitrol is appealing the decision through the Colorado appellate court. On May 4, 2012, the Colorado appellate court issued a notice scheduling oral arguments on the appeal for June 27, 2012. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized in income only when and if it is finally paid to the Company.
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At March 31, 2012, we were not involved in any other material litigation.

8.	Income Taxes
Our effective tax rate was 36.8% for the three months ended March 31, 2012 compared to 61.5% for the same period in
2011.
The provision for income taxes for the three months ended March 31, 2012 included a $0.1 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions which reduced our effective tax rate by approximately 2.0%. Non-deductible transaction costs related to the acquisition of FCGC added approximately 20.0% to our effective tax rate for the same period in 2011.
At March 31, 2012, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.7 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.1 million through March 31, 2013.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 to 2011 tax years remain subject to examination by federal and state tax authorities. The 2007 tax year is still open for certain state tax authorities. The 2004 to 2011 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$3.6	11.4	$0.31	$0.5	11.3	$0.04
Effect of dilutive
common share
equivalents:
Unvested restricted
stock units		0.1	—		0.1	—
Stock options		0.1	—		0.1	—
Warrants		—	—		0.3	—
Diluted EPS	$3.6	11.6	$0.31	$0.5	11.8	$0.04
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
  Certain options were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2012 compared to 104,020 outstanding for the three months ended March 31, 2011.
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
Both the Class 6(B) and Tranche B warrants expired on August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. As of March 31, 2012, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b) all 247,654

Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. Combined, a total of 696,385 shares have been net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding.

10.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.4 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $9.3 million at March 31, 2012. This balance is expected to be recognized over a weighted-average period of 2.1 years.
During the three months ended March 31, 2012, we granted 78,760 restricted stock units to employees and non-employee directors from the 2010 Long Term Incentive Plan (“LTIP”) at a weighted-average grant date fair value of $39.57, compared to 137,532 restricted stock units from the 2010 LTIP at a weighted-average grant date fair value of $34.12 for the same period in 2011. During the three months ended March 31, 2012, we also granted 81,375 performance-based shares to employees from the 2010 LTIP at a weighted-average grant date fair value of $39.45, compared to 28,192 performance-based shares to employees from the 2010 LTIP at the weighted-average grant date fair value of $34.12 for the same period in 2011. The number of performance shares granted during 2012 that the employee ultimately earns is based upon achievement of certain specified performance metrics. The weighted-average grant date fair value is based on the fair market value of our common stock at the date of grant.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the LTIPs for the three months ended March 31, 2012:

		December 31, 2011		Activity during 2012						March 31, 2012
		Outstanding		Granted		Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	188	$0.01	—	$—	(188)	$0.01	—	$—	—	$—	—	$—
	Options	41,077	35.08	—	—	(6,188)	34.48	—	—	34,889	35.18	34,889	35.18
2005 LTIP	RSUs	3,053	0.01	—	—	—	—	—	—	3,053	0.01	3,053	0.01
2005 Directors’ Plan	Options	7,500	27.03	—	—	(1,500)	27.03	—	—	6,000	27.03	6,000	27.03
2007 LTIP (1)	RSUs	78,509	0.01	—	—	(17,803)	0.01	(167)	0.01	60,539	0.01	25,660	0.01
	Options	274,034	25.71	—	—	(11,271)	27.70	—	—	262,763	25.62	262,763	25.62
	Perf. shares	11,271	0.01	—	—	(2,818)	0.01	—	—	8,453	0.01	8,453	0.01
2010 LTIP (1)	RSUs	137,532	0.01	78,760	0.01	(60,271)	0.01	(500)	0.01	155,521	0.01	2,083	0.01
	Options	7,500	32.78	—	—	—	—	—	—	7,500	32.78	—	—
	Perf. shares	28,192	0.01	81,375	0.01	(15,646)	0.01	—	—	93,921	0.01	1,666	0.01
Total		588,856		160,135		(115,685)		(667)		632,639		344,567
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

11.	Employee Benefit Plans
Pension Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”) consisting of a Core-Mark pension plan, which was frozen on September 30, 1986 and three plans we inherited from Fleming, our former parent company. The Fleming plans were frozen on, or prior to, August 20, 1998. There have been no new entrants to the Pension Plans after those benefit plans were frozen.
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

The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended
	March 31,
	2012	2011
PENSION BENEFITS
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.5)	(0.5)
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit cost	$—	$—

	Three Months Ended
	March 31,
	2012	2011
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1
Amortization of prior service cost	—	(0.1)
Net periodic other benefit cost	$0.1	$—
We made no contributions to the Pension Plans during the three months ended March 31, 2012 and 2011. We expect to contribute a total of approximately $3.2 million to the Pension Plans during 2012.

12.	Stockholders' Equity
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share to shareholders of record as of the close of business on February 24, 2012. This resulted in payments of approximately $2.0 million on March 15, 2012. On May 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which is payable on June 15, 2012 to shareholders of record as of the close of business on May 25, 2012.
Repurchase of Common Stock
In May 2011, our Board of Directors authorized the repurchase of up to $30 million of our common stock. Our available funds for future share repurchases were re-established at $30 million under the February 2010 amendment to our Credit Facility. The share repurchase program was approved by our Board to enable the company to buy shares when we believe our stock price is undervalued. Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. We account for share repurchases using the cost method.
During the three months ended March 31, 2012, we repurchased 17,800 shares of common stock under the share repurchase program at an average price of $39.50 per share for a total cost of $0.7 million. As the program was authorized in May 2011, no shares were repurchased during the three months ended March 31, 2011. As of March 31, 2012, there was $10.3 million available for future share repurchases under the program.

13.    Segment and Geographic Information
As of March 31, 2012, we operated 26 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-two of our distribution centers are located in the U.S. and four are located in Canada. Two of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers.
Our distribution centers (operating divisions) produced almost all of our revenues and have been aggregated into two geographic reporting segments (U.S. and Canada). Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Inter-segment revenues were not significant. Couche-Tard accounted for approximately 13.5% of our net sales in the first quarter of 2012 and no single customer accounted for 10% or more of our total net sales during the three months ended March 31, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of March 31, 2012 or 2011.
Information about our business operations based on the two geographic reporting segments is as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net sales:
United States	$1,818.5	$1,451.6
Canada	274.6	269.3
Corporate adjustments and eliminations	7.6	1.6
Total	$2,100.7	$1,722.5

Income (loss) before income taxes:
United States	$3.5	$2.4
Canada	0.2	(1.3)
Corporate adjustments and eliminations	2.0	0.2
Total	$5.7	$1.3

Interest expense:
United States	$6.4	$5.0
Canada	0.2	0.3
Corporate adjustments and eliminations	(6.0)	(4.7)
Total	$0.6	$0.6

Depreciation and amortization:
United States	$4.3	$3.6
Canada	0.7	0.7
Corporate	1.3	0.8
Total	$6.3	$5.1
Identifiable assets by geographic reporting segment are as follows (in millions):

	March 31,	December 31,
	2012	2011
Identifiable assets:
United States	$666.1	$768.6
Canada	90.9	101.6
Total	$757.0	$870.2

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Product Category	Net Sales	Net Sales
Cigarettes	$1,452.4	$1,223.0
Food	271.4	200.7
Candy	121.8	103.6
Other tobacco products	163.4	122.0
Health, beauty & general	64.7	54.0
Beverages	26.4	18.4
Equipment/other	0.6	0.8
Total food/non-food products	$648.3	$499.5
Total net sales	$2,100.7	$1,722.5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Our objective is to help our customers increase their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end we remained focused during the first quarter of 2012 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing category management consultations and expanding our market share.

First Quarter Overview
In the first quarter of 2012 we continued to benefit from the momentum created in 2011 by expanding our geographic presence in two markets, through the acquisition of Forrest City Grocery Company (“FCGC”) and the establishment of a new operating division in Tampa, Florida, and by increasing our market share in the Southeastern U.S. primarily through our new agreement with Alimentation Couche-Tard, Inc. (“Couche-Tard”).
Net sales for the first quarter of 2012 increased 22.0%, or $378.2 million, to $2,100.7 million compared to $1,722.5 million for the same period in 2011. The primary drivers for the increase were sales attributable to FCGC and the new customer agreement, and an additional 13.2% increase in food/non-food sales driven primarily by higher sales to existing customers, market share gains and one additional selling day in the first quarter of 2012.
Although we saw a healthy increase in food/non-food sales to our existing customers during the first quarter of 2012, we continue to monitor the current macroeconomic conditions, including consumer confidence, spending, cigarette consumption, employment, inflation/deflation levels and fuel prices. A significant change in macroeconomic conditions could materially impact our operating results.
Gross profit for the three months ended March 31, 2012 increased by $17.8 million, or 19.3%, to $110.1 million from $92.3 million during the same period in 2011. Remaining gross profit1 increased $18.4 million, or 19.7%, to $111.9 million during the first quarter of 2012 from $93.5 million in the same period in 2011. The increase in remaining gross profit was driven by an $12.0 million, or 18.5%, increase in food/non-food remaining gross profit and a four cents per carton increase in cigarette remaining gross profit resulting primarily from the higher margins we earn in fair trade states. Remaining gross profit margin declined 10 basis points to 5.33% during the first quarter of 2012 from 5.43% for the same period in 2011. The decline in remaining gross profit margin was due primarily to lower margins under the new customer contract which commenced in the third quarter of 2011, as well as margin compression resulting from price increases by cigarette manufacturers in 2011. To the extent that we continue to capture additional large chain business, we will likely realize lower across the board gross profit margins as our invested assets for these customers are lower, allowing us, in most cases, to offer lower prices to achieve a favorable return on investment.
Net income was $3.6 million for the three months ended March 31, 2012, compared to $0.5 million for the same period in 2011. The $3.1 million increase in net income resulted from a 19.3% increase in gross profit driven by higher sales offset partially by an increase in operating expenses of 14.2%. Operating expenses as a percentage of net sales improved 34 basis points during the three months ended March 31, 2012 compared to the same period in 2011 due primarily to leverage from higher sales. Net fuel costs, which are a component of operating expenses, increased modestly during the first quarter this year. Future increases or decreases in fuel costs or the fuel surcharges we pass on to our customers may materially impact our financial results depending on the extent and timing of these changes.
____________________________________________

(1)
Remaining gross profit and remaining gross profit margin are non-GAAP financial measures which we provide to segregate the effects of cigarette inventory holding gains, LIFO expense and other items that significantly affect the comparability of gross profit and related margins (see the calculation of remaining gross profit and remaining gross profit margin in “Comparison of Sales and Gross Profit by Product Category” below).

Adjusted EBITDA2 increased $6.2 million, or 59.0%, to $16.7 million in the first quarter of 2012 from $10.5 million during the first quarter in 2011. The increase in adjusted EBITDA was driven primarily by the addition of FCGC and the new customer agreement, increases in gross profit dollars driven primarily by higher sales and operating expense leverage.

Business and Supply Expansion
Our expansion into the Southeastern U.S. in 2011 continues to fuel our revenue growth into 2012. In addition, we continue to execute our core strategies of enhancing our fresh product offering, driving our VCI, and providing category management consultations, that are each specifically focused on growing our customers' profits. Our strategies are designed to take cost and inefficiencies out of our customers' supply chains, to provide them a means of offering fresh and attractive foods that consumers are demanding and partner with the independent retailer to optimize how they manage what they bring to their customers. Each of these, when adopted, tend to increase the retailers' profits.
 Some of our more recent activities include:

•
In 2011, as part of our selling strategy of providing “Fresh” product to our retailers to meet consumer demand, we increased sales for this small, but growing food category by approximately 28%. In part, we accomplished this by increasing the number of stores participating in our proprietary “Fresh and Local™” program by over 2,100 locations to a total of 8,700 participating stores. We continue to add breadth to the program by offering new fresh item solutions and we anticipate positive sales and margin growth in 2012 for “Fresh” by improving product assortment, in-store marketing efforts and spoil management. Our sales of “Fresh” products increased 37% in the first three months of 2012 compared with the same period in 2011.

•
On September 7, 2011, we signed a distribution agreement with Couche-Tard to service approximately 970 additional Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. We began supplying the additional Circle K stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became the authorized wholesaler for the Couche-Tard chain of Circle K franchised stores located throughout the eastern U.S. which allows us the opportunity to carry all Circle K franchise proprietary products. On December 15, 2011, we finalized the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S. Sales to Couche-Tard accounted for approximately 13.5% of our total net sales in the first quarter of 2012.

•
On May 2, 2011, we acquired Forrest City Grocery Company (“FCGC”), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. Total consideration to acquire FCGC was approximately $54 million. The acquisition resulted in approximately $12 million of goodwill and $18 million of intangible assets based on the purchase price allocation from the valuation of the assets and liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. This acquisition has allowed us to increase our infrastructure and market share in the southeastern U.S. The financial results of FCGC's operations have been included in our consolidated financial statements since the date of acquisition, along with the costs associated with completing the acquisition and integrating them onto our operating systems. FCGC's customers are located primarily in states where cigarette pricing is regulated. Sales in these states, known as “fair trade” states, will likely result in higher cigarette gross profits, in terms of cents per carton, and lower food/non-food gross profit margins. (see Note 4 -- Acquisitions to our consolidated financial statements).

____________________________________________

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see the calculation of adjusted EBITDA in “Liquidity and Capital Resources” below).

Results of Operations
Comparison of the Three Months Ended March 31, 2012 and 2011 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2012			March 31, 2011
	Increase (Decrease) (in millions)	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$378.2	$2,100.7	100.0%	—%	$1,722.5	100.0%	—%
Net sales — Cigarettes	229.4	1,452.4	69.1	63.1	1,223.0	71.0	64.5
Net sales — Food/non-food	148.8	648.3	30.9	36.9	499.5	29.0	35.5
Net sales, less excise taxes (2)	331.0	1,626.5	77.4	100.0	1,295.5	75.2	100.0
Gross profit (3)	17.8	110.1	5.2	6.8	92.3	5.4	7.1
Warehousing and
distribution expenses	9.5	63.4	3.0	3.9	53.9	3.1	4.2
Selling, general and
administrative expenses	3.0	39.7	1.9	2.4	36.7	2.1	2.8
Amortization of
intangible assets	0.4	0.9	—	0.1	0.5	—	—
Income from operations	4.9	6.1	0.3	0.4	1.2	0.1	0.1
Interest expense	—	(0.6)	—	—	(0.6)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains, net	(0.5)	0.1	—	—	0.6	—	0.1
Income before taxes	4.4	5.7	0.3	0.4	1.3	0.1	0.1
Net income	3.1	3.6	0.2	0.2	0.5	—	—
Adjusted EBITDA (4)	6.2	16.7	0.8	1.0	10.5	0.6	0.8
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 19).

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see calculation of adjusted EBITDA in “Liquidity and Capital Resources” below).

Net Sales. Net sales increased by $378.2 million, or 22.0%, to $2,100.7 million for the three months ended March 31, 2012 from $1,722.5 million in for the same period in 2011. The primary drivers for the increase were sales attributable to FCGC and the new customer agreement with Couche-Tard, and an additional 13.2% increase in food/non-food sales driven primarily by higher sales to existing customers, market share gains and one additional selling day in the first quarter of 2012.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2012 increased by $229.4 million, or 18.8%, to $1,452.4 million from $1,223.0 million for the same period in 2011. This increase in net cigarette sales was driven by sales attributable to FCGC, net market share gains arising primarily from the new customer agreement and one additional selling day in the first quarter of 2012. In addition, there was a 2.5% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales during the first quarter of 2012 increased 18.1%, consisting of increases of 20.3% in the U.S. and 0.9% in Canada. Excluding incremental carton sales attributable to FCGC, the new customer agreement and one additional selling day this year, carton sales declined by 1.0% in the U.S. While we have experienced only slight declines in carton sales on a comparative basis, consistent with industry trends over the last several years, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. Total net cigarette sales as a percentage of total net sales were 69.1% for the three months ended March 31, 2012 compared to 71.0% for the same period in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended March 31, 2012 increased $148.8 million, or 29.8%, to $648.3 million from $499.5 million in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions)(1):

	Three Months Ended
	March 31,
	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$271.4	$200.7	$70.7	35.2%
Candy	121.8	103.6	18.2	17.6%
Other tobacco products	163.4	122.0	41.4	33.9%
Health, beauty & general	64.7	54.0	10.7	19.8%
Beverages	26.4	18.4	8.0	43.5%
Equipment/other	0.6	0.8	(0.2)	(25.0)%
Total Food/Non-food Products	$648.3	$499.5	$148.8	29.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with FCGC and the new customer agreement represented approximately 56% of the increase in food/non-food sales for the first quarter of 2012. The remaining 44% of the increase in food/non-food sales in the first quarter was driven primarily by higher sales to existing customers, net market share gains and one additional selling day. Sales growth in our food category was driven by our sales and marketing initiatives with existing and new customers. In addition, sales grew in our other tobacco products (“OTP”) due primarily to higher sales of smokeless tobacco products. Total net sales of food/non-food products as a percentage of total net sales increased to 30.9% for the three months ended March 31, 2012 compared to 29.0% for the same period in 2011.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the three months ended March 31, 2012 increased by $17.8 million, or 19.3%, to $110.1 million from $92.3 million during the same period in 2011 due primarily to the addition of FCGC, the new customer agreement and an increase in sales in our food/non-food category. Remaining gross profit increased $18.4 million, or 19.7%, to $111.9 million for the three months ended March 31, 2012 from $93.5 million in for the same period in 2011.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2012 and 2011(1):

		Three Months Ended			Three Months Ended
		March 31, 2012			March 31, 2011
	Increase (Decrease)	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes	Amounts (in millions)	% of Net sales	% of Net sales, less excise taxes
Net sales	$378.2	$2,100.7	100.0%	—	$1,722.5	100.0%	—
Net sales, less excise taxes (2)	331.0	1,626.5	77.4	100.0%	1,295.5	75.2	100.0%
Components of gross profit:
Cigarette inventory holding gains	$0.2	$1.1	0.05%	0.07%	$0.9	0.05%	0.07%
OTP tax items (3)	(0.8)	—	—	—	0.8	0.05	0.06
LIFO expense	—	(2.9)	(0.14)	(0.18)	(2.9)	(0.17)	(0.23)
Remaining gross profit (4)	18.4	111.9	5.33	6.88	93.5	5.43	7.22
Gross profit	$17.8	$110.1	5.24%	6.77%	$92.3	5.36%	7.12%

______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 19).

(3)	During the three months ended March 31, 2011, we recognized an OTP tax refund of $0.8 million.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Our remaining gross profit margin was 5.33% of total net sales for the three months ended March 31, 2012 compared to 5.43% for the same period in 2011. The new customer agreement with Couche-Tard reduced remaining gross profit margin by 10 basis points in the first quarter of 2012. In addition, cigarette manufacturer price increases compressed our remaining gross profit margin by approximately 4 basis points for the three months ended March 31, 2012.
Cigarette remaining gross profit increased approximately 22.2%, or four cents on a per carton basis, in the first quarter of 2012 compared to the same period in 2011 due primarily to higher remaining gross profit per carton from FCGC, which operates primarily in fair trade states and the additional cigarette sales from the new customer agreement. As we expand our presence into fair trade states, cigarette margins will be positively impacted and food/non-food margins will generally be negatively impacted.
Food/non-food remaining gross profit increased $12.0 million, or 18.5%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase was driven by the addition of FCGC, the new customer agreement and by growth in sales to existing customers in our food product category. Remaining gross profit margin for our food/non-food category for the first quarter of 2012 was 11.83% compared to 12.95% for the same period in 2011. Food/non-food remaining gross profit margins decreased 44 basis points excluding FCGC and the new customer agreement. Market share gains and increased sales from large customers negatively impacted remaining gross profit margins as these large customers generally have lower margins. However, these larger customers generally require us to utilize less working capital than our other customers. In addition, we recorded lower income from manufacturer price increases and other incentives in the first quarter of 2012 compared to the same period in 2011. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives.
For the three months ended March 31, 2012, our remaining gross profit for food/non-food products was approximately 68.5% of our total remaining gross profit compared to 69.2% for the same period in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the three months ended March 31, 2012, operating expenses increased $12.9 million, or 14.2%, to $104.0 million from $91.1 million for the three months ended March 31, 2011. Approximately half of the increase in operating expenses was attributable to the addition of FCGC and the new Florida distribution center. As a percentage of net sales, total operating expenses declined to 5.0% for the three months ended March 31, 2012 compared to 5.3% for the same period in 2011 due primarily to leverage from higher net sales.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $9.5 million, or 17.7%, to $63.4 million for the three months ended March 31, 2012 from $53.9 million for the same period in 2011. The increase in warehousing and distribution expenses was due primarily to the addition of FCGC and the new Florida distribution center and additional personnel to support the increases in sales volume. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for the three months ended March 31, 2012 compared with 3.1% for the three months ended March 31, 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $3.0 million, or 8.2%, for the three months ended March 31, 2012 to $39.7 million from $36.7 million for the same period in 2011. Approximately half of the increase in SG&A expenses in the first quarter of 2012 were due to the addition of FCGC and the new Florida distribution center. SG&A expenses for the three months ended March 31, 2011 included $0.7 million of acquisition costs related to FCGC. As a percentage of net sales, SG&A expenses declined to 1.9% for the first quarter of 2012 compared to 2.1%, for 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings. Interest expense was $0.6 million for both the three months ended March 31, 2012 and 2011. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the three months ended March 31, 2012. Average borrowings for the three months ended March 31, 2012 were $24.8 million with an average interest rate of 2.1%. We did not borrow under the Credit Facility during the same period in 2011.
Foreign Currency Transaction Gains, Net. We realized foreign currency transaction gains of $0.1 million for the three months ended March 31, 2012 compared to $0.6 million for the same period in 2011.
Income Taxes. Our effective tax rate was 36.8% for the three months ended March 31, 2012 compared to 61.5% for the same period in 2011. The provision for income taxes for the three months ended March 31, 2012 included a $0.1 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions which reduced our effective tax rate by approximately 2.0%. Non-deductible transaction costs related to the acquisition of Forrest City Grocery Company added approximately 20.0% to our effective tax rate for the same period in 2011.
We currently expect our effective tax rate to be approximately 40% for 2012.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2012 and 2011 (dollars in millions)(1):

	Three Months Ended
	March 31,
	2012	2011
Cigarettes
Net sales	$1,452.4	$1,223.0
Excise taxes in sales (2)	425.7	387.4
Net sales, less excise taxes (3)	1,026.7	835.6
LIFO expense	1.3	1.2
Gross profit (4)	35.0	28.5
Gross profit %	2.41%	2.33%
Gross profit % less excise taxes	3.41%	3.41%
Remaining gross profit (5)	$35.2	$28.8
Remaining gross profit %	2.42%	2.36%
Remaining gross profit % less excise taxes	3.43%	3.45%

Food/Non-food Products
Net sales	$648.3	$499.5
Excise taxes in sales (2)	48.5	39.6
Net sales, less excise taxes (3)	599.8	459.9
LIFO expense	1.6	1.7
Gross profit (6)	75.1	63.8
Gross profit %	11.58%	12.78%
Gross profit % less excise taxes	12.52%	13.87%
Remaining gross profit (5)	$76.7	$64.7
Remaining gross profit %	11.83%	12.95%
Remaining gross profit % less excise taxes	12.79%	14.06%

Totals
Net sales	$2,100.7	$1,722.5
Excise taxes in sales (2)	474.2	427.0
Net sales, less excise taxes (3)	1,626.5	1,295.5
LIFO expense	2.9	2.9
Gross profit (4),(6)	110.1	92.3
Gross profit %	5.24%	5.36%
Gross profit % less excise taxes	6.77%	7.12%
Remaining gross profit (5)	$111.9	$93.5
Remaining gross profit %	5.33%	5.43%
Remaining gross profit % less excise taxes	6.88%	7.22%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in excise taxes.

(4)	Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items, such as OTP tax items, that significantly affect the comparability of gross profit.

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Included in food/non-food gross profit for the three months ended March 31, 2011 is an OTP tax refund of $0.8 million.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2012 were $16.9 million compared to $15.2 million as of December 31, 2011. Our restricted cash as of March 31, 2012 was $12.8 million compared to $12.6 million as of December 31, 2011. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. As of March 31, 2012, we had $167.3 million of borrowing capacity available under our Credit Facility.
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share to shareholders of record as of the close of business on February 24, 2012. This resulted in payments of approximately $2.0 million on March 15, 2012. On May 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which is payable on June 15, 2012 to shareholders of record as of the close of business on May 25, 2012.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $60.6 million to $91.7 million for the three months ended March 31, 2012 compared to net cash provided of $31.1 million for the same period in 2011. This increase in cash provided by operating activities was due to a $55.0 million increase in net cash provided by working capital and a $5.6 million increase in net income adjusted for non-cash items. The increase in net cash provided by working capital was due primarily to the decrease in inventory levels during the first quarter of 2012. Our inventory balance was unusually high as of December 31, 2011 due to investments in inventory to capitalize on promotional opportunities, support new business, maximize our LIFO buy and to support holiday timing. The decrease in inventory was partially offset by a decrease in accounts payable, as a result of lower inventory levels, and an increase in accounts receivable, as a result of higher sales in the first quarter of 2012 as compared to the first quarter of 2011.
Cash flows from investing activities
Net cash used in investing activities increased by $3.6 million to $5.3 million for the three months ended March 31, 2012 compared to $1.7 million for the same period in 2011. This increase was due primarily to cash used for capital expenditures which increased by $4.2 million to $5.5 million for the three months ended March 31, 2012 compared with $1.3 million for the same period in 2011. The increase in capital expenditures is due primarily to infrastructure enhancements to our new Florida facility and one other division. Capital expenditures for 2012 are expected to approach $30 million, approximately half of which is expected to be for expansion projects and the remainder for maintenance investments.
Cash flows from financing activities
Net cash used in financing activities increased by $79.9 million to $84.4 million for March 31, 2012 compared to $4.5 million for the same period in 2011. This increase was due primarily to the repayment of borrowings under our revolving credit facility of $62.0 million, a decrease in book overdrafts of $13.4 million, which was caused by the level of cash on hand in relation to the timing of vendor payments and $2.0 million used to pay dividends.
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
The following table provides the components of adjusted EBITDA for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net income	$3.6	$0.5
Interest expense, net (1)	0.5	0.5
Provision for income taxes	2.1	0.8
Depreciation and amortization	6.3	5.1
LIFO expense	2.9	2.9
Stock-based compensation expense	1.4	1.3
Foreign currency transaction gains, net	(0.1)	(0.6)
Adjusted EBITDA	$16.7	$10.5
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Adjusted EBITDA increased $6.2 million, or 59.0%, to $16.7 million for the three months ended March 31, 2012 from $10.5 million for the same period in 2011. The increase in adjusted EBITDA for three months ended March 31, 2012 was driven primarily by the addition of FCGC and the new Couche-Tard business, and increases in gross profit dollars driven primarily by higher sales and operating expense leverage.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the “Fourth Amendment”), which extended our Credit Facility, from February 2014 to May 2016, and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points, down from a range of 275 to 350 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility, instead of the achievement of certain operating results as defined in the original agreement. At the date of signing the Fourth Amendment, we incurred fees of approximately $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility were as follows (in millions):

	March 31,	December 31,
	2012	2011
Amounts borrowed	$—	$62.0
Outstanding letters of credit	$21.8	$23.7
Amounts available to borrow	$167.3	$106.2
Average borrowings during the three months ended March 31, 2012 were $24.8 million, with amounts borrowed, at any one time outstanding, ranging from zero to $72.9 million. For the same period in 2011, no monies were borrowed under the Credit Facility.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2012 was 2.1%. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million during the three months ended March 31, 2012 compared to $0.5 million for the same period in 2011. Amortization of debt issuance costs are included in interest expense. Unamortized debt issuance costs were $1.8 million as of March 31, 2012 and $1.9 million as of December 31, 2011.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012.

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
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. These forward-looking statements are made only as of the date of this Form 10-Q and are based on the current intent, beliefs, plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those discussed in such forward-looking statements.
Factors that might cause or contribute to such differences include, but are not limited to, challenging economic conditions; our dependence on the convenience retail industry for our revenues; competition in our distribution markets, including direct distribution by manufacturers; the dependence of some of our distribution centers on a few relatively large customers; gasoline and other price increases; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability claims and manufacturer recalls of products; unexpected outcomes in legal proceedings; our ability to achieve the expected benefits of implementation of marketing initiatives; failure or disruptions of our information technology systems; our dependence on our senior management; shortages of qualified labor; attempts by unions to organize our employees; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; competition from sales of illicit and other low-priced sales of cigarettes; changes in tax legislation; changes in the funding of our pension plans; the payment or non-payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital, including any restrictions placed on our operations by such borrowings; changes to accounting rules or regulations; compliance with governmental regulations; and earthquake and natural disaster damage. For a more detailed discussion of such factors please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. Except as provided by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC Regulation G - Non-GAAP Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Core-Mark uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report Form 10-K, for the year ended December 31, 2011, as filed with SEC on March 8, 2012, did not change materially during the three months ended March 31, 2012.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a plaintiff in a successful lawsuit, currently on appeal, against Sonitrol Corporation, as described in Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012. On May 4, 2012, the Colorado appellate court issued a notice scheduling oral arguments on the appeal for June 27, 2012.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended March 31, 2012:

Issuer Purchases of Equity Securities
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average	Announced	Purchased Under the
Calendar Month /	Shares	Price Paid	Plans or Programs	Plans or Programs
Period in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)
January 1, 2012 to January 31, 2012	—	$—	$—	$11.0
February 1, 2012 to February 29, 2012	—	—	—	11.0
March 1, 2012 to March 31, 2012	17,800	39.50	0.7	10.3
Total repurchases for the three months ended March 31, 2012	17,800	$39.50	$0.7	$10.3

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

10.2
Form of Management Special Incentive Share Award Agreement under the Core-Mark Holding, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A filed on March 7, 2012).

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

CORE-MARK HOLDING COMPANY, INC.

Date: May 8, 2012	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 8, 2012	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer