Form 10-Q
period 2012-06-30
Core-Mark Holding Company, Inc.
filed 2012-08-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
     Yes  ☐    No  ☒
As of July 31, 2012, 11,490,464 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$17.4	$15.2
Restricted cash	10.4	12.6
Accounts receivable, net of allowance for doubtful accounts of $10.0 and $9.6
at June 30, 2012 and December 31, 2011, respectively	250.3	215.7
Other receivables, net	49.9	42.0
Inventories, net (Note 4)	286.5	362.3
Deposits and prepayments	56.5	48.2
Deferred income taxes	6.3	6.2
Total current assets	677.3	702.2
Property and equipment, net	105.7	99.5
Goodwill	16.2	16.2
Other non-current assets, net	51.4	52.3
Total assets	$850.6	$870.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109.3	$91.5
Book overdrafts	20.2	27.1
Cigarette and tobacco taxes payable	145.3	173.4
Accrued liabilities	78.7	78.6
Deferred income taxes	0.3	0.3
Total current liabilities	353.8	370.9
Long-term debt (Note 5)	48.7	63.1
Deferred income taxes	9.8	9.8
Other long-term liabilities	9.4	9.5
Claims liabilities, net	27.8	27.8
Pension liabilities	12.0	13.6
Total liabilities	461.5	494.7
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 12,545,372 and
12,382,724 shares issued; 11,489,795 and 11,344,947 shares outstanding at
June 30, 2012 and December 31, 2011, respectively)	0.1	0.1
Additional paid-in capital	244.7	240.1
Treasury stock at cost (1,055,577 and 1,037,777 shares of common stock at
June 30, 2012 and December 31, 2011, respectively)	(32.9)	(32.2)
Retained earnings	181.2	171.6
Accumulated other comprehensive loss	(4.0)	(4.1)
Total stockholders’ equity	389.1	375.5
Total liabilities and stockholders’ equity	$850.6	$870.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.
CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$2,287.3	$2,039.8	$4,388.0	$3,762.3
Cost of goods sold	2,164.7	1,930.0	4,155.2	3,560.2
Gross profit	122.6	109.8	232.8	202.1
Warehousing and distribution expenses	66.2	57.8	129.6	111.7
Selling, general and administrative expenses	37.8	36.5	77.5	73.2
Amortization of intangible assets	0.8	0.8	1.7	1.3
Total operating expenses	104.8	95.1	208.8	186.2
Income from operations	17.8	14.7	24.0	15.9
Interest expense	(0.6)	(0.6)	(1.2)	(1.2)
Interest income	0.1	0.1	0.2	0.2
Foreign currency transaction (losses) gains, net	(0.2)	0.2	(0.1)	0.8
Income before income taxes	17.1	14.4	22.9	15.7
Provision for income taxes (Note 7)	(7.0)	(5.9)	(9.2)	(6.7)
Net income	$10.1	$8.5	$13.7	$9.0

Basic net income per common share (Note 8)	$0.89	$0.74	$1.20	$0.79
Diluted net income per common share (Note 8)	$0.87	$0.72	$1.18	$0.76

Basic weighted-average shares (Note 8)	11.4	11.5	11.4	11.4
Diluted weighted-average shares (Note 8)	11.6	11.9	11.6	11.9

Dividend declared and paid per common share	$0.17	$—	$0.34	$—
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$10.1	$8.5	$13.7	$9.0
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment	—	—	0.1	—
Foreign currency translation adjustment	(0.3)	0.1	—	0.6
Total other comprehensive (loss) income, net of tax	(0.3)	0.1	0.1	0.6
Comprehensive income	$9.8	$8.6	$13.8	$9.6
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$13.7	$9.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	7.0	7.5
Amortization of debt issuance costs	0.2	0.3
Stock-based compensation expense	2.7	2.5
Bad debt expense, net	0.7	0.6
Depreciation and amortization	12.7	10.7
Foreign currency transaction losses (gains), net	0.1	(0.8)
Deferred income taxes	(0.1)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(35.4)	(26.4)
Other receivables, net	(8.0)	3.4
Inventories, net	68.9	(41.9)
Deposits, prepayments and other non-current assets	(11.0)	(20.0)
Accounts payable	17.9	39.1
Cigarette and tobacco taxes payable	(28.1)	(2.4)
Pension, claims, accrued and other long-term liabilities	(3.5)	(1.7)
Income taxes payable	—	0.5
Net cash provided by (used in) operating activities	37.8	(19.9)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(51.4)
Restricted cash	2.1	(3.4)
Additions to property and equipment, net	(13.2)	(5.8)
Proceeds from sale of fixed assets	0.2	—
Net cash used in investing activities	(10.9)	(60.6)
Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(14.5)	76.1
Dividends paid	(3.9)	—
Payments of financing costs	—	(0.7)
Repurchases of common stock	(0.7)	(5.4)
Proceeds from exercise of common stock options and warrants	1.9	4.3
Tax withholdings related to net share settlements of restricted stock units	(0.9)	(0.9)
Excess tax deductions associated with stock-based compensation	0.5	1.4
(Decrease) increase in book overdrafts	(6.9)	9.0
Net cash (used in) provided by financing activities	(24.5)	83.8
Effects of changes in foreign exchange rates	(0.2)	—
Increase in cash and cash equivalents	2.2	3.3
Cash and cash equivalents, beginning of period	15.2	16.1
Cash and cash equivalents, end of period	$17.4	$19.4
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$4.8	$0.3
Interest paid	$0.9	$1.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 29,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 27 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2012, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements, which are included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.
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
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 12.9% and 13.2% of our net sales in the three and six months ended June 30, 2012, respectively, and no single customer accounted for 10% or more of our total net sales during the three or six months ended June 30, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of June 30, 2012 or December 31, 2011.

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
As of June 30, 2012, total consideration to acquire FCGC was approximately $54 million. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. The FCGC acquisition was accounted for as a business combination.
The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date based on the valuation (in millions):

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
The acquisition resulted in $11.6 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill is not deductible for tax purposes. The $7.0 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the intangible assets, whose estimated fair value was determined by the valuation.
The purchase price allocation presented herein is based on a final valuation; however there is a remaining escrow reserve of approximately $17 million for any post-closing liabilities as of June 30, 2012. The escrow reserve, subject to adjustment, is available for claims through May 2015.
Results of operations of FCGC have been included in Core-Mark’s consolidated statements of operations since the date of acquisition. We did not consider the FCGC acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.

4.	Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $85.2 million higher at June 30, 2012, compared to $78.0 million higher at December 31, 2011. We recorded LIFO expense of $4.3 million and $4.6 million for the three months ended June 30, 2012 and 2011, respectively, and $7.2 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively.

5.    Long-term Debt
Total long-term debt consists of the following (in millions):

	June 30,	December 31,
	2012	2011
Amounts borrowed (Credit Facility)	$47.5	$62.0
Obligations under capital leases	1.2	1.1
Total long-term debt	$48.7	$63.1
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
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2012	2011
Amounts borrowed	$47.5	$62.0
Outstanding letters of credit	$20.9	$23.7
Amounts available to borrow	$121.4	$106.2
Average borrowings during the three and six months ended June 30, 2012 were $40.5 million and $32.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million. For the three and six months ended June 30, 2011, average borrowings were $20.2 million and $10.1 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $76.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and six months ended June 30, 2012 was 2.1%, compared to 2.3% for the same periods in 2011. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.5 million during the six months ended June 30, 2012 compared to $0.8 million for the same period in 2011. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.7 million as of June 30, 2012 and $1.9 million as of December 31, 2011.

6.	Contingencies
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling is subject to further appeal to the Colorado Supreme Court by the Company and Sonitrol. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only when and if it is finally paid to the Company.
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At June 30, 2012, we were not involved in any other material litigation.

7.	Income Taxes
Our effective tax rate was 40.9% for the three months ended June 30, 2012 compared to 41.0% for the same period in 2011, and 40.2% for the six months ended June 30, 2012 compared to 42.7% for the same period in 2011.
The provision for income taxes for the six months ended June 30, 2012 included a $0.1 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions which reduced our effective tax rate by approximately 0.5% for the six months ended June 30, 2012. Non-deductible transaction costs related to our acquisition of Forrest City Grocery Company added approximately 1.0% and 2.5% to our effective tax rate for the three and six months ended June 30, 2011, respectively.
At June 30, 2012, the total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.7 million, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.1 million through June 30, 2013.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 to 2011 tax years remain subject to examination by federal and state tax authorities. The 2007 tax year is still open for certain state tax authorities. The 2004 to 2011 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$10.1	11.4	$0.89	$8.5	11.5	$0.74
Effect of dilutive
common share
equivalents:
Restricted
stock units		0.1	(0.01)		—	—
Stock options		0.1	(0.01)		0.1	(0.01)
Warrants		—	—		0.3	(0.01)
Diluted EPS	$10.1	11.6	$0.87	$8.5	11.9	$0.72

	Six Months Ended June 30,
	2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$13.7	11.4	$1.20	$9.0	11.4	$0.79
Effect of dilutive
common share
equivalents:
Restricted
stock units		0.1	(0.01)		0.1	—
Stock options		0.1	(0.01)		0.1	(0.01)
Warrants		—	—		0.3	(0.02)
Diluted EPS	$13.7	11.6	$1.18	$9.0	11.9	$0.76
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
There were 104,020 outstanding options for the three and six months ended June 30, 2011 which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2012.
In addition, there were no anti-dilutive warrants for the three and six months ended June 30, 2012 and 2011. The warrants were originally issued in 2004, when we issued an aggregate of 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants had an exercise price of $20.93 per share. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants had an exercise price of $15.50 per share.
Both the Class 6(B) and Tranche B warrants expired on August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. As of June 30, 2012, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b) all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. Combined, a total of 696,385 shares have been net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding.

9.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.3 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $7.4 million at June 30, 2012. This balance is expected to be recognized over a weighted-average period of 2.0 years.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIPs") for the six months ended June 30, 2012:

		December 31, 2011		Activity during 2012						June 30, 2012
		Outstanding		Granted		Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	188	$0.01	—	$—	(188)	$0.01	—	$—	—	$—	—	$—
	Options	41,077	35.08	—	—	(15,701)	34.75	—	—	25,376	35.28	25,376	35.28
2005 LTIP	RSUs	3,053	0.01	—	—	—	—	—	—	3,053	0.01	3,053	0.01
2005 Directors’ Plan	Options	7,500	27.03	—	—	(5,500)	27.03	—	—	2,000	27.03	2,000	27.03
2007 LTIP (1)	RSUs	78,509	0.01	—	—	(28,671)	0.01	(167)	0.01	49,671	0.01	26,410	0.01
	Options	274,034	25.71	—	—	(47,858)	26.09	—	—	226,176	25.63	226,176	25.63
	Perf. shares	11,271	0.01	—	—	(2,818)	0.01	—	—	8,453	0.01	8,453	0.01
2010 LTIP (1)	RSUs	137,532	0.01	81,468	0.01	(72,132)	0.01	(500)	0.01	146,368	0.01	900	0.01
	Options	7,500	32.78	—	—	—	—	—	—	7,500	32.78	—	—
	Perf. shares	28,192	0.01	85,252	0.01	(20,082)	0.01	—	—	93,362	0.01	700	0.01
Total		588,856		166,720		(192,950)		(667)		561,959		293,068
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

10.	Employee Benefit Plans
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
The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
PENSION BENEFITS
Interest cost	$0.4	$0.4	$0.8	$0.8
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit cost	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OTHER POST-RETIREMENT BENEFITS
Interest cost	$—	$—	$0.1	$0.1
Amortization of prior service cost	—	—	(0.1)	(0.1)
Net periodic other benefit cost	$—	$—	$—	$—

We contributed $1.5 million to the Pension Plans during the three and six months ended June 30, 2012, and $0.4 million during the three and six months ended June 30, 2011. We expect to contribute a total of approximately $3.2 million to the Pension Plans during 2012.

11.	Stockholders' Equity
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012 and May 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, resulting in payments of approximately $3.9 million during the six months ended June 30, 2012. On August 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which is payable on September 17, 2012 to shareholders of record as of the close of business on August 24, 2012.
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
During the three months ended June 30, 2012, no shares of common stock were repurchased under the share repurchase program. During the six months ended June 30, 2012, we repurchased 17,800 shares of common stock under the share repurchase program at an average price of $39.50 per share for a total cost of $0.7 million. During the three and six months ended June 30, 2011, we repurchased 171,600 shares of common stock under the share repurchase program at an average price of $34.68 per share for a total cost of $6.0 million. There were no repurchases during the first quarter of 2011. The related cash amount expended to repurchase these shares during the six months ended June 30, 2011 was $5.4 million, with unsettled trades of $0.6 million outstanding as of June 30, 2011.
As of June 30, 2012, there was $10.3 million available for future share repurchases under the program.

12.    Segment and Geographic Information
As of June 30, 2012, we operated 27 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-three of our distribution centers are located in the U.S. and four are located in Canada. Three of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers. In May 2012 we began operations of a third consolidating warehouse to better service our distribution centers.
Our distribution centers (operating divisions) produce almost all of our revenues and have been aggregated into two geographic reporting segments (U.S. and Canada). Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, corporate allocations and elimination of intercompany interest charges. Inter-segment revenues were not significant. Couche-Tard accounted for approximately 12.9% and 13.2% of our net sales in the three and six months ended June 30, 2012, respectively, and no single customer accounted for 10% or more of our total net sales during the three or six months ended June 30, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of June 30, 2012 or December 31, 2011.
Information about our business operations based on the two geographic reporting segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
United States	$1,984.4	$1,710.3	$3,802.9	$3,161.9
Canada	295.2	320.5	569.8	589.8
Corporate adjustments and eliminations	7.7	9.0	15.3	10.6
Total	$2,287.3	$2,039.8	$4,388.0	$3,762.3

Income (loss) before income taxes:
United States	$15.5	$17.5	$19.0	$19.9
Canada	0.7	(0.8)	0.9	(2.1)
Corporate adjustments and eliminations	0.9	(2.3)	3.0	(2.1)
Total	$17.1	$14.4	$22.9	$15.7

Interest expense:
United States	$7.0	$5.5	$13.4	$10.5
Canada	0.2	0.2	0.4	0.5
Corporate adjustments and eliminations	(6.6)	(5.1)	(12.6)	(9.8)
Total	$0.6	$0.6	$1.2	$1.2

Depreciation and amortization:
United States	$4.4	$3.8	$8.7	$7.4
Canada	0.8	0.8	1.5	1.5
Corporate adjustments and eliminations	1.2	1.0	2.5	1.8
Total	$6.4	$5.6	$12.7	$10.7
Identifiable assets by geographic reporting segment are as follows (in millions):

	June 30,	December 31,
	2012	2011
Identifiable assets:
United States	$752.0	$768.6
Canada	98.6	101.6
Total	$850.6	$870.2
The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,577.3	$1,430.5	$3,029.7	$2,653.5
Food	304.1	249.7	575.5	450.4
Candy	128.4	120.4	250.2	224.0
Other tobacco products	173.7	154.0	337.1	276.0
Health, beauty & general	67.0	56.9	131.7	110.9
Beverages	36.1	27.6	62.5	46.0
Equipment/other	0.7	0.7	1.3	1.5
Total food/non-food products	$710.0	$609.3	$1,358.3	$1,108.8
Total net sales	$2,287.3	$2,039.8	$4,388.0	$3,762.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 29,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 27 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada.
Our objective is to help our customers increase their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end we remained focused during the second quarter of 2012 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing category management consultations and expanding our market share.

Second Quarter Overview
In the second quarter of 2012 we continued to benefit from our sales and marketing initiatives as well as the momentum created in 2011 by increasing our market share in the Southeastern U.S. primarily through our new agreement (“the Customer Agreement”) with Alimentation Couche-Tard, Inc. (“Couche-Tard”), the establishment of a new operating division in Tampa, Florida and the acquisition of Forrest City Grocery Company ("FCGC") in May 2011.
Net sales for the second quarter of 2012 increased 12.1%, or $247.5 million, to $2,287.3 million compared to $2,039.8 million for the same period in 2011. The primary driver for the increase was sales attributable to the new customer agreement, FCGC and an additional 6.7% increase in food/non-food sales driven primarily by higher sales to existing customers and other market share gains.
Although we saw an increase in food/non-food sales to our existing customers during the second quarter of 2012, we continue to monitor the current macroeconomic conditions, including consumer confidence, spending, cigarette consumption, employment, inflation/deflation levels and fuel prices. A significant change in macroeconomic conditions could materially impact our operating results.
Gross profit for the three months ended June 30, 2012 increased by $12.8 million, or 11.7%, to $122.6 million from $109.8 million during the same period in 2011. The increase in gross profit was driven by an $8.5 million, or 11.1%, increase in food/non-food remaining gross profit(1) and a 3.9% increase in cigarette remaining gross profit per carton due primarily to higher sales in fair trade states. Food/non-food remaining gross profit margin declined by 59 basis points from 12.56% to 11.97% due primarily to lower margins under the new customer contract which commenced in the third quarter of 2011, as well as margin compression resulting from lower price inflation. To the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices to achieve a favorable return on our investment. In addition, our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 60% of the overall convenience store market. Remaining gross profit margin for our food/non-food category increased 14 basis points from the first quarter of 2012 to the second quarter of 2012 due primarily to a shift in mix toward higher margin products most notably in our food category driven by our marketing strategies.
Net income increased 18.8% to $10.1 million for the three months ended June 30, 2012, compared to $8.5 million for the same period in 2011. The $1.6 million increase in net income resulted from an 11.7% increase in gross profit driven by higher sales offset partially by an increase in operating expenses of 10.2%. Operating expenses as a percentage of net sales improved eight basis points during the three months ended June 30, 2012 compared to the same period in 2011. Net fuel costs increased slightly during the second quarter this year due primarily to an increase in the number of deliveries. Future increases or decreases
________________________________________

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
Adjusted EBITDA(2) increased $3.7 million, or 14.2%, to $29.8 million in the second quarter of 2012 from $26.1 million during the second quarter in 2011. The increase in adjusted EBITDA was driven primarily by increases in gross profit dollars due primarily to higher sales.

Business and Supply Expansion
The expansion of our business in the southeastern U.S. in 2011 continues to fuel our revenue growth into 2012. In addition, we continue to execute our core strategies of enhancing our fresh product offering, driving our store vendor consolidation initiative (“VCI”), and providing category management consultations, that are each specifically focused on growing our customers' profits. Our strategies are designed to take cost and inefficiencies out of our customers' supply chains, to provide them a means of offering fresh and attractive foods that consumers are demanding and partner with the independent retailer to optimize how they manage what they bring to their customers. We believe each of these, when adopted, will increase the retailers' profits.
 Some of our more recent activities include:

•
Our sales of “Fresh” products increased 34% in the first six months of 2012 compared with the same period in 2011. In part, we accomplished this by increasing the number of stores participating in our proprietary “Fresh and Local™” program to a total of approximately 9,000 participating stores. We continue to add breadth to the program by offering new fresh item solutions and we anticipate positive sales and margin growth in 2012 for “Fresh” by improving product assortment, in-store marketing efforts and spoil management.

•
On September 7, 2011, we signed a distribution agreement with Couche-Tard to service approximately 970 additional Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. We began supplying the additional Circle K stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became the authorized wholesaler for the Couche-Tard chain of Circle K franchised stores located throughout the eastern U.S. which allows us the opportunity to carry all Circle K franchise proprietary products. On December 15, 2011, we finalized the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S. Sales to Couche-Tard accounted for approximately 12.9% and 13.2% of our total net sales for the three and six months ended June 30, 2012, respectively.

•
On May 2, 2011, we acquired Forrest City Grocery Company (“FCGC”), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. Total consideration to acquire FCGC was approximately $54 million. The acquisition resulted in approximately $12 million of goodwill and $18 million of intangible assets based on the purchase price allocation from the valuation of the assets and liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our $200 million revolving credit facility. This acquisition has allowed us to increase our infrastructure and market share in the southeastern U.S. The financial results of FCGC's operations have been included in our consolidated financial statements since the date of acquisition, along with the costs associated with completing the acquisition and integrating them onto our operating systems. FCGC's customers are located primarily in states where cigarette pricing is regulated. Sales in these states, known as “fair trade” states, will likely result in higher cigarette gross profits, in terms of cents per carton, and lower food/non-food gross profit margins. (see Note 3 -- Acquisitions to our interim consolidated financial statements).

____________________________________________

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see the calculation of adjusted EBITDA in “Liquidity and Capital Resources” below).

Results of Operations
Comparison of the Three Months Ended June 30, 2012 and 2011 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2012			June 30, 2011
	Increase (Decrease)	Amounts	% of Net	% of Net sales, less excise	Amounts	% of Net	% of Net sales, less excise
	(in millions)	(in millions)	sales	taxes	(in millions)	sales	taxes
Net sales	$247.5	$2,287.3	100.0%	—%	$2,039.8	100.0%	—%
Net sales — Cigarettes	146.8	1,577.3	69.0	62.9	1,430.5	70.1	63.6
Net sales — Food/non-food	100.7	710.0	31.0	37.1	609.3	29.9	36.4
Net sales, less excise taxes (2)	232.5	1,775.8	77.6	100.0	1,543.3	75.7	100.0
Gross profit (3)	12.8	122.6	5.4	6.9	109.8	5.4	7.1
Warehousing and
distribution expenses	8.4	66.2	2.9	3.7	57.8	2.8	3.7
Selling, general and
administrative expenses	1.3	37.8	1.7	2.1	36.5	1.8	2.4
Amortization of
intangible assets	—	0.8	—	—	0.8	—	0.1
Income from operations	3.1	17.8	0.8	1.0	14.7	0.7	1.0
Interest expense	—	(0.6)	—	—	(0.6)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
(losses) gains, net	(0.4)	(0.2)	—	—	0.2	—	—
Income before taxes	2.7	17.1	0.7	1.0	14.4	0.7	0.9
Net income	1.6	10.1	0.4	0.6	8.5	0.4	0.6
Adjusted EBITDA (4)	3.7	29.8	1.3	1.7	26.1	1.3	1.7
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

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

Net Sales. Net sales increased by $247.5 million, or 12.1%, to $2,287.3 million for the three months ended June 30, 2012 from $2,039.8 million for the same period in 2011. The primary drivers for the increase were the new customer agreement, FCGC and an additional 6.7% increase in food/non-food sales driven primarily by higher sales to new and existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2012 increased by $146.8 million, or 10.3%, to $1,577.3 million from $1,430.5 million for the same period in 2011. This increase in net cigarette sales was driven primarily by sales attributable to the new customer agreement and FCGC. In addition, there was a 2.2% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales during the second quarter of 2012 increased 8.8%, consisting of increases of 10.6% in the U.S., or a decline of 0.3% excluding the Southeastern expansion and FCGC, partially offset by a decrease of 5.9% in Canada. The decline in Canada related primarily to the loss of one customer, representing less than 0.4% of total cartons for the Company, and a focused reduction in service to certain customers which resulted in improved profitability for the Canadian region in the second quarter of 2012. While we have experienced declines in carton sales on a comparative basis, which are consistent overall with industry trends during the last several years, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% for the three months ended June 30, 2012 compared to 70.1% for the same period in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended June 30, 2012 increased $100.7 million, or 16.5%, to $710.0 million from $609.3 million in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions) (1):

	Three Months Ended
	June 30,
	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$304.1	$249.7	$54.4	21.8%
Candy	128.4	120.4	8.0	6.6%
Other tobacco products	173.7	154.0	19.7	12.8%
Health, beauty & general	67.0	56.9	10.1	17.8%
Beverages	36.1	27.6	8.5	30.8%
Equipment/other	0.7	0.7	—	—%
Total Food/Non-food Products	$710.0	$609.3	$100.7	16.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with the new customer agreement and FCGC represented approximately 57% of the increase in food/non-food sales for the second quarter of 2012. The remaining 43% increase in food/non-food sales in the second quarter was due primarily to higher sales in our food category driven by our sales and marketing initiatives with existing and new customers. In addition, sales grew in our other tobacco products (“OTP”) due primarily to higher sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for the three months ended June 30, 2012 compared to 29.9% for the same period in 2011.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the three months ended June 30, 2012 increased by $12.8 million, or 11.7%, to $122.6 million from $109.8 million during the same period in 2011 due primarily to the new customer agreement and an increase in sales in our food/non-food category. Gross profit margin was 5.36% of total net sales for the three months ended June 30, 2012 compared to 5.38% for the same period in 2011. Cigarette and candy inventory holding gains disclosed in the table below were $1.0 million lower in 2012 compared to the same period in 2011.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2012 and 2011 (dollars in millions)(1):

		Three Months Ended			Three Months Ended
		June 30, 2012			June 30, 2011
	Increase (Decrease)	Amounts	% of Net	% of Net sales, less excise	Amounts	% of Net	% of Net sales, less excise
	(in millions)	(in millions)	sales	taxes	(in millions)	sales	taxes
Net sales	$247.5	$2,287.3	100.0%	—	$2,039.8	100.0%	—
Net sales, less excise taxes (2)	232.5	1,775.8	77.6	100.0%	1,543.3	75.7	100.0%
Components of gross profit:
Cigarette inventory holding gains	$3.2	$3.2	0.14%	0.18%	$—	—%	—%
LIFO expense	0.3	(4.3)	(0.19)	(0.25)	(4.6)	(0.23)	(0.30)
Net candy holding gain (3)	(4.2)	—	—	—	4.2	0.20	0.27
OTP tax items (4)	0.5	—	—	—	(0.5)	(0.02)	(0.03)
Remaining gross profit (5)	13.0	123.7	5.41	6.97	110.7	5.43	7.17
Gross profit	$12.8	$122.6	5.36%	6.90%	$109.8	5.38%	7.11%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

(3)
During the second quarter of 2011, we recognized an approximate $4.2 million net candy holding gain resulting from manufacturer price increases during the second quarter. The net candy holding gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the second quarter.

(4)	During the three months ended June 30, 2011, we recorded charges of $0.5 million related primarily to a state excise tax assessment on OTP.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $13.0 million, or 11.7%, to $123.7 million for the three months ended June 30, 2012 from $110.7 million in for the same period in 2011. Remaining gross profit margin was 5.41% of total net sales for the three months ended June 30, 2012 compared to 5.43% for the same period in 2011. The new customer agreement reduced remaining gross profit margin by six basis points and the impact of cigarette manufacturer price increases compressed remaining gross profit margin by approximately four basis points in the second quarter of 2012.
Cigarette remaining gross profit increased approximately 13.5%, or 3.9% on a per carton basis, in the second quarter of 2012 compared to the same period in 2011 due primarily to higher sales in fair trade states. As we expand our presence into fair trade states, we believe cigarette margins will be positively impacted and food/non-food margins will generally be negatively impacted.
Food/non-food remaining gross profit increased $8.5 million, or 11.1%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase was driven primarily by the new customer agreement and market share gains. Remaining gross profit margin for our food/non-food category for the second quarter of 2012 was 11.97% compared to 12.56% for the same period in 2011. The new contract agreement and FCGC reduced remaining gross profit margin by approximately 41 basis points while lower income from manufacturer price increases in the second quarter of 2012 reduced remaining gross profit margin by 23 basis points compared to the same period in 2011. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. To the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices to achieve a favorable return on our investment. In addition, our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 60% of the overall convenience store market.
Food/non-food remaining gross profit margins improved 14 basis points in the second quarter of 2012 compared to the first quarter of 2012 due to increased sales in higher margin product categories. For the three months ended June 30, 2012, our remaining gross profit for food/non-food products was approximately 68.7% of our total remaining gross profit compared to 69.1% for the same period in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the three months ended June 30, 2012, operating expenses increased $9.7 million, or 10.2%, to $104.8 million from $95.1 million for the three months ended June 30, 2011. The increase in operating expenses was attributable primarily to the new Florida distribution center, FCGC and increases in personnel to support higher cigarette and food/non-food sales volumes. As a percentage of net sales, total operating expenses declined to 4.6% of sales for the three months ended June 30, 2012 compared to 4.7% for the same period in 2011.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $8.4 million, or 14.5%, to $66.2 million for the three months ended June 30, 2012 from $57.8 million for the same period in 2011. The increase in warehousing and distribution expenses was due primarily to the addition of our new Florida distribution center, FCGC and increases in personnel to support higher cigarette and food/non-food sales volumes. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for the three months ended June 30, 2012 compared with 2.8% for the three months ended June 30, 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.3 million, or 3.6%, for the three months ended June 30, 2012 to $37.8 million from $36.5 million for the same period in 2011. The increase in SG&A expenses in the second quarter of 2012 was due to our new Florida distribution center and the incremental expenses from FCGC. SG&A expenses for the three months ended June 30, 2011 included $0.8 million of acquisition costs related to FCGC. As a percentage of net sales, SG&A expenses declined to 1.7% for the second quarter of 2012 compared to 1.8%, for 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $0.6 million for both the three months ended June 30, 2012 and 2011. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the three months ended June 30, 2012. Average borrowings for the three months ended June 30, 2012 were $40.5 million with an average interest rate of 2.1%, compared to average borrowings of $20.2 million and an average interest rate of 2.3% for the same period in 2011.
Foreign Currency Transaction (Losses) Gains, Net. We realized foreign currency transaction losses of $0.2 million for the three months ended June 30, 2012 compared to gains of $0.2 million for the same period in 2011.
Income Taxes. Our effective tax rate was 40.9% for the three months ended June 30, 2012 compared to 41.0% for the same period in 2011. The effective tax rate for the three months ended June 30, 2011 was 40.0% excluding non-deductible transaction costs related to the acquisition of FCGC. The increase in our effective tax rate for the second quarter of 2012 was due primarily to an increase in the proportion of earnings we expect from our Canadian operations in 2012 compared to 2011. We currently expect our effective tax rate to be approximately 40% for 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011 (dollars in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2012			June 30, 2011
	Increase (Decrease)	Amounts	% of Net	% of Net sales, less excise	Amounts	% of Net	% of Net sales, less excise
	(in millions)	(in millions)	sales	taxes	(in millions)	sales	taxes
Net sales	$625.7	$4,388.0	100.0%	—%	$3,762.3	100.0%	—%
Net sales — Cigarettes	376.2	3,029.7	69.0	63.0	2,653.5	70.5	64.0
Net sales — Food/non-food	249.5	1,358.3	31.0	37.0	1,108.8	29.5	36.0
Net sales, less excise taxes (2)	563.4	3,402.2	77.5	100.0	2,838.8	75.5	100.0
Gross profit (3)	30.7	232.8	5.3	6.8	202.1	5.4	7.1
Warehousing and
distribution expenses	17.9	129.6	3.0	3.8	111.7	3.0	3.9
Selling, general and
administrative expenses	4.3	77.5	1.8	2.3	73.2	1.9	2.6
Amortization of
intangible assets	0.4	1.7	—	—	1.3	—	—
Income from operations	8.1	24.0	0.5	0.7	15.9	0.4	0.6
Interest expense	—	(1.2)	—	—	(1.2)	—	—
Interest income	—	0.2	—	—	0.2	—	—
Foreign currency transaction
(losses) gains, net	(0.9)	(0.1)	—	—	0.8	—	—
Income before taxes	7.2	22.9	0.5	0.7	15.7	0.4	0.6
Net income	4.7	13.7	0.3	0.4	9.0	0.2	0.3
Adjusted EBITDA (4)	10.0	46.6	1.1	1.4	36.6	1.0	1.3
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to actual sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

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

Net Sales. Net sales increased by $625.7 million, or 16.6%, to $4,388.0 million for the six months ended June 30, 2012 from $3,762.3 million for the same period in 2011. The primary drivers for the increase were the new customer agreement and sales attributable to FCGC, one additional selling day this year, and an additional 8.9% increase in food/non-food sales driven primarily by higher sales to new and existing customers for the six months ended June 30, 2012.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2012 increased by $376.2 million, or 14.2%, to $3,029.7 million from $2,653.5 million for the same period in 2011. This increase in net cigarette sales was driven by sales attributable to the new customer agreement, FCGC and one additional selling day during the six months ended June 30, 2012. In addition, there was a 2.3% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales for the six months ended June 30, 2012 increased 13.1%, consisting of increases of 15.0% in the U.S., partially offset by a decrease of 2.7% in Canada. Excluding incremental carton sales attributable to the new customer agreement, FCGC and one additional selling day this year, carton sales declined by 0.7% in the U.S. While we have experienced only slight declines in carton sales on a comparative basis, consistent with industry trends over the last several years, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% for the six months ended June 30, 2012 compared to 70.5% for the same period in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2012 increased $249.5 million, or 22.5%, to $1,358.3 million from $1,108.8 million in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions) (1):

	Six Months Ended
	June 30,
	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Dollars	Percentage
Food	$575.5	$450.4	$125.1	27.8%
Candy	250.2	224.0	26.2	11.7%
Other tobacco products	337.1	276.0	61.1	22.1%
Health, beauty & general	131.7	110.9	20.8	18.8%
Beverages	62.5	46.0	16.5	35.9%
Equipment/other	1.3	1.5	(0.2)	(13.3)%
Total Food/Non-food Products	$1,358.3	$1,108.8	$249.5	22.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with the new customer agreement and FCGC represented approximately 55% of the increase in food/non-food sales for the six months ended June 30, 2012. The remaining 45% of the increase in food/non-food sales was driven primarily by higher sales with existing customers, net market share gains and one additional selling day. Sales growth in our food category was driven by our sales and marketing initiatives with customers. In addition, sales grew in our other tobacco products (“OTP”) due primarily to higher sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for the six months ended June 30, 2012 compared to 29.5% for the same period in 2011.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2012 increased by $30.7 million, or 15.2%, to $232.8 million from $202.1 million during the same period in 2011 due primarily to the new customer agreement, FCGC and an increase in sales in our food/non-food category. Gross profit margin was 5.31% of total net sales for the six months ended June 30, 2012 compared to 5.37% for the same period in 2011.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2012 and 2011 (dollars in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2012			June 30, 2011
	Increase (Decrease)	Amounts	% of Net	% of Net sales, less excise	Amounts	% of Net	% of Net sales, less excise
	(in millions)	(in millions)	sales	taxes	(in millions)	sales	taxes
Net sales	$625.7	$4,388.0	100.0%	—	$3,762.3	100.0%	—
Net sales, less excise taxes (2)	563.4	3,402.2	77.5	100.0%	2,838.8	75.5	100.0%
Components of gross profit:
Cigarette inventory holding gains	$3.4	$4.3	0.10%	0.13%	$0.9	0.02%	0.03%
LIFO expense	0.3	(7.2)	(0.16)	(0.21)	(7.5)	(0.20)	(0.26)
Net candy holding gain (3)	(4.2)	—	—	—	4.2	0.11	0.15
OTP tax items (4)	(0.3)	—	—	—	0.3	0.01	0.01
Remaining gross profit (5)	31.5	235.7	5.37	6.92	204.2	5.43	7.19
Gross profit	$30.7	$232.8	5.31%	6.84%	$202.1	5.37%	7.12%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

(3)
For the six months ended June 30, 2011, we recognized an approximate $4.2 million net candy holding gain resulting from manufacturer price increases during the second quarter. The net candy floor gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the second quarter.

(4)	The six months ended June 30, 2011 includes an OTP tax refund of $0.8 million offset by $0.5 million of charges related primarily to a state excise tax assessment on OTP.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $31.5 million, or 15.4%, to $235.7 million for the six months ended June 30, 2012 from $204.2 million in for the same period in 2011. Remaining gross profit margin was 5.37% of total net sales for the six months ended June 30, 2012 compared to 5.43% for the same period in 2011. The new customer agreement reduced remaining gross profit margin by eight basis points in the first six months of 2012. In addition, cigarette manufacturer price increases compressed our remaining gross profit margin by approximately four basis points for the six months ended June 30, 2012.
Cigarette remaining gross profit increased approximately 17.5%, or 3.7% on a per carton basis in the first six months of 2012 compared to the same period in 2011 due primarily to higher sales in fair trade states. As we expand our presence into fair trade states, we believe cigarette margins will be positively impacted and food/non-food margins will generally be negatively impacted.
Food/non-food remaining gross profit increased $20.5 million, or 14.5%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase was driven by the new customer agreement, FCGC and by growth in sales to existing customers. Remaining gross profit margin for our food/non-food category for the first six months of 2012 was 11.90% compared to 12.73% for the same period in 2011. The new customer agreement and FCGC reduced remaining gross profit margin by approximately 53 basis points while lower income from manufacturer price increases in the first half of 2012 reduced remaining gross profit margin by 16 basis points compared to the same period in 2011. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. To the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices to achieve a favorable return on our investment. In addition, our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 60% of the overall convenience store market.
For the six months ended June 30, 2012, our remaining gross profit for food/non-food products was approximately 68.6%

of our total remaining gross profit compared to 69.1% for the same period in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the six months ended June 30, 2012, operating expenses increased $22.6 million, or 12.1%, to $208.8 million from $186.2 million for the six months ended June 30, 2011. The increase in operating expenses was attributable to the new Florida distribution center, the addition of FCGC and increases in personnel to support higher cigarette and food/non-food sales volumes. As a percentage of net sales, total operating expenses declined to 4.8% for the six months ended June 30, 2012 compared to 4.9% for the same period in 2011.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $17.9 million, or 16.0%, to $129.6 million for the six months ended June 30, 2012 from $111.7 million for the same period in 2011. The increase in warehousing and distribution expenses was due primarily to the new Florida distribution center, the addition of FCGC and increases in personnel to support higher cigarette and food/non-food sales volumes. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for both the six months ended June 30, 2012 and 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.3 million, or 5.9%, for the six months ended June 30, 2012 to $77.5 million from $73.2 million for the same period in 2011. Approximately half of the increase in SG&A expenses for the first six months of 2012 was due to the addition of FCGC and the new Florida distribution center. SG&A expenses for the six months ended June 30, 2011 included $1.5 million of acquisition costs related to FCGC. As a percentage of net sales, SG&A expenses declined to 1.8% for the first six months of 2012 compared to 1.9%, for the same period in 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $1.2 million for both the six months ended June 30, 2012 and 2011. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the six months ended June 30, 2012. Average borrowings for the six months ended June 30, 2012 were $32.6 million with an average interest rate of 2.1%, compared to average borrowings of $10.1 million and an average interest rate of 2.3% for the same period in 2011.
Foreign Currency Transaction (Losses) Gains, Net. We realized foreign currency transaction losses of $0.1 million for the six months ended June 30, 2012 compared to gains of $0.8 million for the same period in 2011.
Income Taxes. Our effective tax rate was 40.2% for the six months ended June 30, 2012 compared to 42.7% for the same period in 2011. The provision for income taxes for the six months ended June 30, 2012 included a $0.1 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions which reduced our effective tax rate by approximately 0.5%. Non-deductible transaction costs related to the acquisition of FCGC added approximately 2.5% to our effective tax rate for the six months ended June 30, 2011. We currently expect our effective tax rate to be approximately 40% for 2012.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2012 and 2011 (dollars in millions)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cigarettes
Net sales	$1,577.3	$1,430.5	$3,029.7	$2,653.5
Excise taxes in sales (2)	$459.7	$448.2	$885.5	$835.6
Net sales, less excise taxes (3)	$1,117.6	$982.3	$2,144.2	$1,817.9
LIFO expense	$2.4	$1.8	$3.7	$3.0
Gross profit (4)	$39.5	$32.4	$74.6	$60.9
Gross profit %	2.51%	2.27%	2.46%	2.30%
Gross profit % less excise taxes	3.53%	3.30%	3.48%	3.35%
Remaining gross profit (5)	$38.8	$34.2	$74.0	$63.0
Remaining gross profit %	2.46%	2.39%	2.44%	2.38%
Remaining gross profit % less excise taxes	3.47%	3.48%	3.45%	3.47%

Food/Non-food Products
Net sales	$710.0	$609.3	$1,358.3	$1,108.8
Excise taxes in sales (2)	$51.8	$48.3	$100.3	$87.9
Net sales, less excise taxes (3)	$658.2	$561.0	$1,258.0	$1,020.9
LIFO expense	$1.9	$2.8	$3.5	$4.5
Gross profit (6)	$83.1	$77.4	$158.2	$141.2
Gross profit %	11.70%	12.71%	11.65%	12.74%
Gross profit % less excise taxes	12.63%	13.80%	12.58%	13.83%
Remaining gross profit (5)	$85.0	$76.5	$161.7	$141.2
Remaining gross profit %	11.97%	12.56%	11.90%	12.73%
Remaining gross profit % less excise taxes	12.91%	13.64%	12.85%	13.83%

Totals
Net sales	$2,287.3	$2,039.8	$4,388.0	$3,762.3
Excise taxes in sales (2)	$511.5	$496.5	$985.8	$923.5
Net sales, less excise taxes (3)	$1,775.8	$1,543.3	$3,402.2	$2,838.8
LIFO expense	$4.3	$4.6	$7.2	$7.5
Gross profit (4),(6)	$122.6	$109.8	$232.8	$202.1
Gross profit %	5.36%	5.38%	5.31%	5.37%
Gross profit % less excise taxes	6.90%	7.11%	6.84%	7.12%
Remaining gross profit (5)	$123.7	$110.7	$235.7	$204.2
Remaining gross profit %	5.41%	5.43%	5.37%	5.43%
Remaining gross profit % less excise taxes	6.97%	7.17%	6.92%	7.19%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items and (v) a net candy holding gain in 2011.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2012 were $17.4 million compared to $15.2 million as of December 31, 2011. Our restricted cash as of June 30, 2012 was $10.4 million compared to $12.6 million as of December 31, 2011. Restricted cash primarily represents funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. As of June 30, 2012, we had $121.4 million of borrowing capacity available under our Credit Facility.
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012 and May 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, resulting in payments of approximately $3.9 million during the six months ended June 30, 2012. On August 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which is payable on September 17, 2012 to shareholders of record as of the close of business on August 24, 2012.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $57.7 million to $37.8 million for the six months ended June 30, 2012 compared to net use of cash of $19.9 million for the same period in 2011. This increase in cash provided by operating activities was due to a $50.2 million increase in net cash provided by working capital and a $7.5 million increase in net income adjusted for non-cash items. The increase in net cash provided by working capital was due primarily to the decrease in inventory levels which were high as of December 31, 2011 due primarily to inventory investments to maintain our LIFO levels, capitalize on promotional opportunities, support new business and holiday timing. This was coupled with high inventory levels as of June 2011 due to inventory build-up of candy and cigarettes in anticipation of manufacturer price increases. This increase in working capital was partially offset by a use of working capital due to a decrease in cigarette and tobacco tax payable, whose balance was higher at December 31, 2011 due to our inventory purchases, and a decrease in accounts payable due to timing of vendor payments.
Cash flows from investing activities
Net cash used in investing activities decreased by $49.7 million to $10.9 million for the six months ended June 30, 2012 compared to $60.6 million for the same period in 2011. Included in 2011 is $51.4 million of cash used for the acquisition of FCGC. Capital expenditures increased $7.4 million due primarily to the opening of a new consolidating facility in May 2012 and infrastructure enhancements to our Florida distribution center. Capital expenditures for 2012 are expected to approach $30 million, approximately half of which is expected to be utilized for expansion projects with the remainder used for maintenance investments.
Cash flows from financing activities
Net cash used in financing activities was $24.5 million for the six months ended June 30, 2012 compared to net cash provided of $83.8 million for the same period in 2011, a change of $108.3 million. This change was due primarily to net repayments of $14.5 million under our revolving credit facility in 2012 and net borrowings under the facility of $76.1 million in the same period in 2011, due to the acquisition of FCGC and higher inventory levels at June 30, 2011. In addition, there was a decrease in book overdrafts of $15.9 million, which was caused by an increased level of cash on hand in relation to the timing of vendor payments, repurchases of stock decreased by $4.7 million and a $3.9 million use of cash in 2012 to pay dividends.
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
The following table provides the components of adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Net income	$10.1	$8.5		$13.7	$9.0
Interest expense, net (1)	0.5	0.5		1.0	1.0
Provision for income taxes	7.0	5.9		9.2	6.7
Depreciation and amortization	6.4	5.6		12.7	10.7
LIFO expense	4.3	4.6		7.2	7.5
Stock-based compensation expense	1.3	1.2		2.7	2.5
Foreign currency transaction losses (gains), net	0.2	(0.2)		0.1	(0.8)
Adjusted EBITDA	$29.8	$26.1	14.2%	$46.6	$36.6	27.3%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three and six months ended June 30, 2012 increased $3.7 million and $10.0 million, respectively compared to the same periods in 2011. The increase was driven primarily by increases in gross profit dollars due to higher sales.

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
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility were as follows (in millions):

	June 30,	December 31,
	2012	2011
Amounts borrowed	$47.5	$62.0
Outstanding letters of credit	$20.9	$23.7
Amounts available to borrow	$121.4	$106.2
Average borrowings during the three and six months ended June 30, 2012 were $40.5 million and $32.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million. For the three and six months ended June 30, 2011, average borrowings were $20.2 million and $10.1 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $76.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and six months ended

June 30, 2012 was 2.1%. The weighted-average interest rate on our revolving credit facility for the three and six months ended June 30, 2011 was 2.3%. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.5 million during the six months ended June 30, 2012 compared to $0.8 million for the same period in 2011. Amortization of debt issuance costs are included in interest expense. Unamortized debt issuance costs were $1.7 million as of June 30, 2012 and $1.9 million as of December 31, 2011.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2011, as filed with SEC on March 8, 2012, did not change materially during the six months ended June 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson.  In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling is subject to further appeal to the Colorado Supreme Court by the Company and Sonitrol. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only when and if it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2012	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 8, 2012	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer