Form 10-Q
period 2012-09-30
Core-Mark Holding Company, Inc.
filed 2012-11-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
     Yes  ☐    No  ☒
As of October 31, 2012, 11,519,522 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$13.3	$15.2
Restricted cash	10.9	12.6
Accounts receivable, net of allowance for doubtful accounts of $10.6 and $9.6
at September 30, 2012 and December 31, 2011, respectively	234.9	215.7
Other receivables, net	49.9	42.0
Inventories, net (Note 4)	278.7	362.3
Deposits and prepayments	44.0	48.2
Deferred income taxes	6.2	6.2
Total current assets	637.9	702.2
Property and equipment, net	106.0	99.5
Goodwill	16.2	16.2
Other non-current assets, net	52.5	52.3
Total assets	$812.6	$870.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102.4	$91.5
Book overdrafts	20.5	27.1
Cigarette and tobacco taxes payable	151.8	173.4
Accrued liabilities	75.7	78.6
Deferred income taxes	0.3	0.3
Total current liabilities	350.7	370.9
Long-term debt (Note 5)	1.1	63.1
Deferred income taxes	12.4	9.8
Other long-term liabilities	8.6	9.5
Claims liabilities, net	27.5	27.8
Pension liabilities	11.0	13.6
Total liabilities	411.3	494.7
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized,12,574,680 and
12,382,724 shares issued; 11,519,103 and 11,344,947 shares outstanding at
September 30, 2012 and December 31, 2011, respectively)	0.1	0.1
Additional paid-in capital	247.7	240.1
Treasury stock at cost (1,055,577 and 1,037,777 shares of common stock at
September 30, 2012 and December 31, 2011, respectively)	(32.9)	(32.2)
Retained earnings	189.7	171.6
Accumulated other comprehensive loss	(3.3)	(4.1)
Total stockholders’ equity	401.3	375.5
Total liabilities and stockholders’ equity	$812.6	$870.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$2,314.9	$2,225.1	$6,702.9	$5,987.4
Cost of goods sold	2,192.7	2,102.9	6,348.0	5,663.1
Gross profit	122.2	122.2	354.9	324.3
Warehousing and distribution expenses	68.4	61.7	198.0	173.4
Selling, general and administrative expenses	35.9	38.6	113.4	111.8
Amortization of intangible assets	0.7	0.8	2.4	2.1
Total operating expenses	105.0	101.1	313.8	287.3
Income from operations	17.2	21.1	41.1	37.0
Interest expense	(0.4)	(0.6)	(1.6)	(1.8)
Interest income	0.1	0.2	0.3	0.4
Foreign currency transaction losses, net	—	(1.4)	(0.1)	(0.6)
Income before income taxes	16.9	19.3	39.7	35.0
Provision for income taxes (Note 7)	(6.4)	(7.3)	(15.5)	(14.0)
Net income	$10.5	$12.0	$24.2	$21.0

Basic net income per common share (Note 8)	$0.92	$1.05	$2.12	$1.84
Diluted net income per common share (Note 8)	$0.90	$1.03	$2.08	$1.78

Basic weighted-average shares (Note 8)	11.5	11.4	11.4	11.4
Diluted weighted-average shares (Note 8)	11.7	11.7	11.6	11.8

Dividends declared and paid per common share	$0.17	$—	$0.51	$—
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$10.5	$12.0	$24.2	$21.0
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	0.1	—
Foreign currency translation adjustment	0.7	(1.3)	0.7	(0.7)
Total other comprehensive income (loss), net of tax	0.7	(1.3)	0.8	(0.7)
Comprehensive income	$11.2	$10.7	$25.0	$20.3
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$24.2	$21.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	10.9	12.6
Amortization of debt issuance costs	0.3	0.4
Stock-based compensation expense	4.1	4.1
Bad debt expense, net	1.3	1.2
Depreciation and amortization	19.0	16.1
Foreign currency transaction losses, net	0.1	0.6
Deferred income taxes	2.5	1.6
Changes in operating assets and liabilities:
Accounts receivable, net	(20.0)	(24.5)
Other receivables, net	(7.8)	(0.6)
Inventories, net	74.3	5.3
Deposits, prepayments and other non-current assets	(1.2)	(18.0)
Accounts payable	10.6	37.0
Cigarette and tobacco taxes payable	(23.0)	(9.6)
Pension, claims, accrued and other long-term liabilities	(6.5)	0.8
Net cash provided by operating activities	88.8	48.0
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(51.4)
Restricted cash	2.1	(2.1)
Additions to property and equipment, net	(20.3)	(11.1)
Capitalization of software	(0.2)	—
Proceeds from sale of fixed assets	0.3	—
Net cash used in investing activities	(18.1)	(64.6)
Cash flows from financing activities:
(Repayments) borrowings under revolving credit facility, net	(62.0)	23.6
Dividends paid	(5.9)	—
Payments of financing costs	—	(0.7)
Repurchases of common stock	(0.7)	(18.0)
Proceeds from exercise of common stock options and warrants	3.4	4.7
Tax withholdings related to net share settlements of restricted stock units	(1.4)	(1.2)
Excess tax deductions associated with stock-based compensation	1.1	1.6
(Decrease) increase in book overdrafts	(6.7)	10.9
Net cash (used in) provided by financing activities	(72.2)	20.9
Effects of changes in foreign exchange rates	(0.4)	(0.3)
(Decrease)/Increase in cash and cash equivalents	(1.9)	4.0
Cash and cash equivalents, beginning of period	15.2	16.1
Cash and cash equivalents, end of period	$13.3	$20.1
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$6.1	$4.5
Interest paid	$1.1	$1.5
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2012, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements, which are included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.
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
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 13.7% and 13.6% of our net sales in the three and nine months ended September 30, 2012, respectively, and no single customer accounted for 10% or more of our total net sales during the three or nine months ended September 30, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of September 30, 2012 or December 31, 2011.

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
The purchase price allocation presented herein is based on a final valuation; however, as of September 30, 2012, there is a remaining escrow reserve of approximately $17 million for indemnifiable claims in connection with the acquisition. The escrow reserve, subject to adjustment, is available for claims through May 2015.
Results of operations of FCGC have been included in Core-Mark’s consolidated statements of operations since the date of acquisition. We did not consider the FCGC acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business as required for material business combinations.

4.	Inventories
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $89.0 million higher at September 30, 2012, compared to $78.0 million higher at December 31, 2011. We recorded LIFO expense of $3.8 million and $5.0 million for the three months ended September 30, 2012 and 2011, respectively, and $11.0 million and $12.5 million for the nine months ended September 30, 2012 and 2011, respectively.

5.    Long-term Debt
Total long-term debt consists of the following (in millions):

	September 30,	December 31,
	2012	2011
Amounts borrowed (Credit Facility)	$—	$62.0
Obligations under capital leases	1.1	1.1
Total long-term debt	$1.1	$63.1
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
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2012	2011
Amounts borrowed	$—	$62.0
Outstanding letters of credit	$19.8	$23.7
Amounts available to borrow	$171.4	$106.2
Average borrowings during the three and nine months ended September 30, 2012 were $3.3 million and $22.8 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million. For the three and nine months ended September 30, 2011, average borrowings were $11.9 million and $10.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $78.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and nine months ended September 30, 2012 was 2.6% and 2.1%, respectively, compared to 2.2% and 2.3% for the same periods in 2011. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.3 million and $0.7 million during the three and nine months ended September 30, 2012, respectively, compared to $0.3 million and $1.1 million for the same periods in 2011. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.6 million as of September 30, 2012 and $1.9 million as of December 31, 2011.

6.	Contingencies
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July  19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only when and if it is finally paid to the Company.
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We make a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At September 30, 2012, we were not involved in any other material litigation.

7.	Income Taxes
Our effective tax rate was 37.9% for the three months ended September 30, 2012 compared to 37.8% for the same period in 2011. The provision for income taxes for the three months ended September 30, 2012 included a $0.3 million net benefit, compared to a net benefit of $0.6 million for the same period in 2011 and related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates which reduced our effective tax rate by approximately 2.0% and 2.8%, respectively.
Our effective tax rate was 39.0% for the nine months ended September 30, 2012 compared to 40.0% for the same period in 2011. The provision for income taxes for the nine months ended September 30, 2012 and 2011 included a $0.5 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates which reduced our effective tax rate by approximately 1.2% and 1.5%, respectively.
In addition, non-deductible transaction costs related to our acquisition of FCGC had no impact to our effective tax rate for the three months ended September 30, 2011 and added approximately 1.1% to our effective tax rate for the nine months ended September 30, 2011.
The total gross amount of unrecognized tax benefits, which was included in other long-term liabilities, related to federal, state and foreign taxes, was approximately $1.7 million and $0.9 million at September 30, 2012 and 2011, respectively, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain issues related to an IRS audit could impact the total gross amount of unrecognized tax benefits by $1.1 million through September 30, 2013.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 to 2011 tax years remain subject to examination by federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2004 to 2011 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$10.5	11.5	$0.92	$12.0	11.4	$1.05
Effect of dilutive
common share
equivalents:
Restricted
stock units		0.1	(0.01)		0.1	—
Stock options		0.1	(0.01)		0.1	(0.01)
Warrants		—	—		0.1	(0.01)
Diluted EPS	$10.5	11.7	$0.90	$12.0	11.7	$1.03

	Nine Months Ended September 30,
	2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$24.2	11.4	$2.12	$21.0	11.4	$1.84
Effect of dilutive
common share
equivalents:
Restricted
stock units		0.1	(0.02)		0.1	(0.01)
Stock options		0.1	(0.02)		0.1	(0.02)
Warrants		—	—		0.2	(0.03)
Diluted EPS	$24.2	11.6	$2.08	$21.0	11.8	$1.78
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
There were 100,770 outstanding options for the three and nine months ended September 30, 2011 which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2012.
In 2004, the Company issued an aggregate 9,800,000 shares of our common stock and warrants to purchase an aggregate of 990,616 shares of our common stock to the Class 6(B) creditors of Fleming (our former parent company) pursuant to its plan of reorganization. We refer to the warrants we issued to the Class 6(B) creditors as the Class 6(B) warrants. We received no cash consideration at the time we issued the Class 6(B) warrants. The Class 6(B) warrants had an exercise price of $20.93 per share. The shares of common stock and the Class 6(B) warrants were issued pursuant to an exemption from registration under Section 1145(a) of the Bankruptcy Code. We also issued warrants to purchase an aggregate of 247,654 shares of our common stock to the holders of our Tranche B Notes, which we refer to as Tranche B warrants. The Tranche B warrants had an exercise price of $15.50 per share.
Both the Class 6(B) and Tranche B warrants expired on August 23, 2011, at which time any outstanding warrants were net issued in an automatic cashless exercise in accordance with their terms. Consequently, (a) all 990,616 Class 6(B) warrants originally issued have been exercised resulting in a cumulative net issuance of 550,873 shares of common stock, and (b) all 247,654 Tranche B warrants originally issued have been exercised resulting in a cumulative net issuance of 145,512 shares of common stock. Collectively, 696,385 shares were net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding.

9.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.4 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $4.1 million for both the nine months ended September 30, 2012 and 2011. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $6.0 million at September 30, 2012. This balance is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIPs") for the nine months ended September 30, 2012:

		December 31, 2011		Activity during 2012						September 30, 2012
		Outstanding		Granted		Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	188	$0.01	—	$—	(188)	$0.01	—	$—	—	$—	—	$—
	Options	41,077	35.08	—	—	(20,201)	35.03	—	—	20,876	35.12	20,876	35.12
2005 LTIP	RSUs	3,053	0.01	—	—	—	—	—	—	3,053	0.01	3,053	0.01
2005 Directors’ Plan	Options	7,500	27.03	—	—	(7,500)	27.03	—	—	—	—	—	—
2007 LTIP (1)	RSUs	78,509	0.01	—	—	(41,784)	0.01	(1,667)	0.01	35,058	0.01	24,170	0.01
	Options	274,034	25.71	—	—	(96,733)	26.00	—	—	177,301	25.55	177,301	25.55
	Perf. shares	11,271	0.01	—	—	(2,818)	0.01	—	—	8,453	0.01	8,453	0.01
2010 LTIP (1)	RSUs	137,532	0.01	81,468	0.01	(81,805)	0.01	(10,375)	0.01	126,820	0.01	1,316	0.01
	Options	7,500	32.78	—	—	—	—	—	—	7,500	32.78	—	—
	Perf. shares	28,192	0.01	85,252	0.01	(23,021)	0.01	(10,430)	0.01	79,993	0.01	1,033	0.01
Total		588,856		166,720		(274,050)		(22,472)		459,054		236,202
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

10.	Employee Benefit Plans
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
The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PENSION BENEFITS
Interest cost	$0.6	$0.5	$1.4	$1.3
Expected return on plan assets	(0.6)	(0.5)	(1.6)	(1.5)
Amortization of net actuarial loss	0.1	—	0.3	0.2
Net periodic benefit cost	$0.1	$—	$0.1	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic other benefit cost	$—	$—	$0.1	$0.1
We contributed $1.1 million and $2.7 million to the Pension Plans during the three and nine months ended September 30, 2012, and $0.9 and $1.3 million during the three and nine months ended September 30, 2011, respectively. We expect to contribute a total of approximately $3.2 million to the Pension Plans during 2012.

11.	Stockholders' Equity
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012, May 3, 2012 and August 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, resulting in payments of approximately $5.9 million during the nine months ended September 30, 2012. On November 1, 2012, the Board of Directors declared a quarterly cash dividend of $0.19 per common share, which is payable on December 17, 2012 to shareholders of record as of the close of business on November 23, 2012.
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
During the three months ended September 30, 2012, no shares of common stock were repurchased under the share repurchase program. During the nine months ended September 30, 2012, we repurchased 17,800 shares of common stock under the share repurchase program at an average price of $39.50 per share for a total cost of $0.7 million. During the three and nine months ended September 30, 2011, we repurchased 345,467 and 517,067 shares of common stock under the share repurchase program at an average price of $34.88 and $34.81 per share for a total cost of $12.0 million and $18.0 million, respectively.
As of September 30, 2012, there was $10.3 million available for future share repurchases under the program.

12.    Segment and Geographic Information
As of September 30, 2012, we operated 27 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-three of our distribution centers are located in the U.S. and four are located in Canada. Three of the facilities we operate in the U.S. are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to our other distribution centers. In May 2012 we began operations of a third consolidating warehouse to better service our distribution centers.
Our distribution centers (operating divisions) which produce almost all of our revenues have similar historical economic characteristics and have been aggregated into one reporting segment. Corporate adjustments and eliminations include the net results after intercompany eliminations for our consolidating warehouses, service fee revenue, LIFO and reclassifying adjustments, and the elimination of corporate allocations and intercompany interest charges. Couche-Tard accounted for approximately 13.7% and 13.6% of our net sales in the three and nine months ended September 30, 2012, respectively, and no single customer accounted for 10% or more of our total net sales during the three or nine months ended September 30, 2011. In addition, no single customer accounted for 10% or more of our accounts receivables as of September 30, 2012 or December 31, 2011.

Information about our business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
United States	$1,995.6	$1,874.5	$5,798.5	$5,036.4
Canada	311.2	340.5	881.0	930.3
Corporate adjustments and eliminations	8.1	10.1	23.4	20.7
Total	$2,314.9	$2,225.1	$6,702.9	$5,987.4

Income (loss) before income taxes:
United States	$10.3	$20.0	$29.3	$39.9
Canada	0.7	0.4	1.6	(1.7)
Corporate adjustments and eliminations	5.9	(1.1)	8.8	(3.2)
Total	$16.9	$19.3	$39.7	$35.0

Interest expense:
United States	$6.6	$5.9	$20.0	$16.4
Canada	0.1	0.2	0.5	0.7
Corporate adjustments and eliminations	(6.3)	(5.5)	(18.9)	(15.3)
Total	$0.4	$0.6	$1.6	$1.8

Depreciation and amortization:
United States	$4.4	$3.6	$13.1	$11.0
Canada	0.7	0.7	2.2	2.2
Corporate adjustments and eliminations	1.2	1.1	3.7	2.9
Total	$6.3	$5.4	$19.0	$16.1
Identifiable assets by geographic area are as follows (in millions):

	September 30,	December 31,
	2012	2011
Identifiable assets:
United States	$726.1	$768.6
Canada	86.5	101.6
Total	$812.6	$870.2

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,596.5	$1,566.4	$4,626.1	$4,219.9
Food	312.5	276.5	888.0	726.9
Candy	122.8	122.7	373.0	346.7
Other tobacco products	178.5	167.2	515.7	443.2
Health, beauty & general	66.7	60.6	198.5	171.5
Beverages	37.3	31.2	99.8	77.2
Equipment/other	0.6	0.5	1.8	2.0
Total food/non-food products	$718.4	$658.7	$2,076.8	$1,767.5
Total net sales	$2,314.9	$2,225.1	$6,702.9	$5,987.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our objective is to help our customers increase their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end, we remained focused during the third quarter of 2012 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing category management consultations and expanding our market share.

Third Quarter Overview
In the third quarter of 2012 we continued to benefit from our marketing initiatives as well as market share gains in the Southeastern U.S. created in 2011 primarily through our new agreement (“the Customer Agreement”) with Alimentation Couche-Tard, Inc. (“Couche-Tard”) and the establishment of a new operating division in Tampa, Florida.
Net sales for the third quarter of 2012 increased 4.0%, or $89.8 million, to $2,314.9 million compared to $2,225.1 million for the same period in 2011. The primary drivers of the increase were sales attributable to the aforementioned market share gains and a $9.3 million increase in food sales offset by a 5.3% decline in comparable cigarette carton sales and one less selling day this quarter.
We continue to monitor the current macroeconomic conditions, including inflation/deflation levels, consumer confidence, spending, cigarette consumption, employment, and fuel prices. We believe food/non-food sales were negatively impacted by the lack of price inflation in underlying manufacturer costs during this quarter and year-to-date compared to prior year and historical levels. We expect that manufacturers will need to raise prices at some point in the future. A significant change in macroeconomic conditions could materially impact our operating results.
Gross profit was $122.2 million for both the three months ended September 30, 2012 and 2011. However, cigarette and candy holding gains were $5.9 million higher in 2011 than 2012. Cigarette remaining gross profit(1) for the third quarter of 2012 on a per carton basis was flat compared to prior year. Food/non-food remaining gross profit(1) increased $4.9 million, or 6.1%, including a $1.9 million reduction in food/non-food inventory holding gains in the third quarter this year compared to the same period in 2011. Food/non-food remaining gross profit margin(1) decreased 35 basis points to 11.94% for the third quarter of 2012 compared with 12.29% for the same period last year. The Southeastern U.S. expansion and lower income from manufacturer price increases reduced food/non-food remaining gross profit margins by 43 and 28 basis points, respectively. Food/non-food remaining gross profit margin on the remainder of our business increased 36 basis points driven primarily by our marketing initiatives. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period. Also, we tend to earn lower gross margins from large chain business; however, we earn an overall favorable return as these customers generally require a lower level of investment in working capital.
Net income was $10.5 million for the three months ended September 30, 2012, compared to $12.0 million for the same period in 2011. The lack of manufacturer price increases and associated inventory holding gains during the third quarter this year compared to the same period last year was the largest contributor to this reduction. In addition, operating expenses, which were consistent with the third quarter of last year on a percentage of net sales basis, were negatively impacted by higher labor costs due primarily to temporary operational inefficiencies at certain divisions during the third quarter this year.
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

Adjusted EBITDA(2) was $28.7 million in the third quarter of 2012 compared to $33.0 million during the third quarter of 2011. The 13% decrease in adjusted EBITDA was due primarily to the significant reduction in inventory holding gains as a result of lower manufacturer price increases during the third quarter this year, increases in operating expenses offset by an increase in food/non-food gross profit due to higher food sales.

Business and Supply Expansion
We continue to benefit from the expansion of our business in the Southeastern U.S. during the latter half of 2011. In addition, we continue to execute our core strategies of enhancing our fresh product offering, driving our store vendor consolidation initiative (“VCI”), and providing category management consultations, that are each specifically focused on growing our customers' profits. Our strategies are designed to take cost and inefficiencies out of our customers' supply chains, to provide them a means of offering fresh and attractive foods that consumers are demanding and partner with the independent retailer to optimize how they manage what they bring to their customers. We believe each of these, when adopted, will increase the retailers' profits.
 Some of our more recent expansion activities include:

•
Our sales of “Fresh” products increased 41% in the first nine months of 2012 compared with the same period in 2011. In part, we accomplished this by increasing the number of stores participating in our proprietary “Fresh and Local™” program to a total of approximately 9,100 participating stores. We continue to add breadth to the program by offering new fresh item solutions and we anticipate positive sales and margin growth in 2012 for “Fresh” by improving product assortment, in-store marketing efforts and spoils management.

•
On September 7, 2011, we signed a distribution agreement with Couche-Tard to service approximately 970 additional Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. We began supplying the additional Circle K stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became the authorized wholesaler for the Couche-Tard chain of Circle K franchised stores located throughout the eastern U.S. which allows us the opportunity to carry all Circle K franchise proprietary products. On December 15, 2011, we finalized the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S. Sales to Couche-Tard accounted for approximately 13.7% and 13.6% of our total net sales for the three and nine months ended September 30, 2012, respectively.

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

____________________________________________

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP") (see the calculation of adjusted EBITDA in “Liquidity and Capital Resources” below).

Results of Operations
Comparison of the Three Months Ended September 30, 2012 and 2011 (dollars in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2012			September 30, 2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$89.8	$2,314.9	100.0%	—%	$2,225.1	100.0%	—%
Net sales — Cigarettes	30.1	1,596.5	69.0	63.0	1,566.4	70.4	64.1
Net sales — Food/non-food	59.7	718.4	31.0	37.0	658.7	29.6	35.9
Net sales, less excise taxes (2)	104.7	1,795.8	77.6	100.0	1,691.1	76.0	100.0
Gross profit (3)	—	122.2	5.3	6.8	122.2	5.5	7.2
Warehousing and
distribution expenses	6.7	68.4	3.0	3.8	61.7	2.8	3.6
Selling, general and
administrative expenses	(2.7)	35.9	1.6	2.0	38.6	1.7	2.3
Amortization of
intangible assets	(0.1)	0.7	—	—	0.8	—	—
Income from operations	(3.9)	17.2	0.7	1.0	21.1	0.9	1.2
Interest expense	0.2	(0.4)	—	—	(0.6)	—	—
Interest income	(0.1)	0.1	—	—	0.2	—	—
Foreign currency transaction
losses, net	1.4	—	—	—	(1.4)	(0.1)	(0.1)
Income before taxes	(2.4)	16.9	0.7	0.9	19.3	0.9	1.1
Net income	(1.5)	10.5	0.5	0.6	12.0	0.5	0.7
Adjusted EBITDA (4)	(4.3)	28.7	1.2	1.6	33.0	1.5	2.0
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

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

Net Sales. Net sales increased by $89.8 million, or 4.0%, to $2,314.9 million for the three months ended September 30, 2012 from $2,225.1 million for the same period in 2011. The increase was due primarily to the market share gains in the Southeastern U.S. driven by the Customer Agreement and a $9.3 million increase in food sales, partially offset by a 5.3% decrease in comparable cigarette carton sales and one less selling day this quarter.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended September 30, 2012 increased by $30.1 million, or 1.9%, to $1,596.5 million from $1,566.4 million for the same period in 2011. This increase in net cigarette sales was driven primarily by sales attributable to the Customer Agreement and a 2.9% increase in the average sales price per carton resulting primarily from cigarette manufacturer price increases, partially offset by a decrease in comparable carton sales and one less selling day this quarter. Total carton sales during the third quarter of 2012 decreased 0.2%, consisting of an increase of 1.0% in the U.S. and a decrease of 9.7% in Canada. Excluding incremental carton sales attributable to the Southeastern U.S. expansion and one less selling day this quarter, carton sales declined by 5.3%, consisting of declines of 5.0% and 8.3% in the U.S. and Canada, respectively. The decline in carton sales in the U.S. was driven primarily by an overall 3.5% industry decline, the timing of manufacturer promotions and competitive pressures. The decline in Canada related primarily to the loss of one customer, representing less than 0.5% of total cartons for the Company, and a focused reduction in service to certain customers which resulted in improved profitability for the Canadian region in the third quarter of 2012. We have experienced declines in carton sales on a comparative basis and we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% for the three months ended September 30, 2012 compared to 70.4% for the same period in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended September 30, 2012 increased $59.7 million, or 9.1%, to $718.4 million from $658.7 million in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions) (1):

	Three Months Ended
	September 30,
	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$312.5	$276.5	$36.0	13.0%
Candy	122.8	122.7	0.1	0.1%
Other tobacco products	178.5	167.2	11.3	6.8%
Health, beauty & general	66.7	60.6	6.1	10.1%
Beverages	37.3	31.2	6.1	19.6%
Equipment/other	0.6	0.5	0.1	20.0%
Total Food/Non-food Products	$718.4	$658.7	$59.7	9.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with the Southeastern U.S. expansion represented approximately 84% of the increase in food/non-food sales for the third quarter of 2012. The remaining 16% increase in food/non-food sales in the third quarter was due primarily to higher sales in our food category driven by our sales and marketing initiatives with existing and new customers offset by one less selling day this quarter. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for the three months ended September 30, 2012 compared to 29.6% for the same period in 2011.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit was $122.2 million for both the three months ended September 30, 2012 and 2011. Gross profit margin was 5.28% of total net sales for the three months ended September 30, 2012 compared to 5.49% for the same period in 2011. Cigarette and net candy inventory holding gains disclosed in the table below were $5.9 million lower in 2012 compared to the same period in 2011 due to lower manufacturer price inflation.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2012 and 2011 (dollars in millions)(1):

		Three Months Ended			Three Months Ended
		September 30, 2012			September 30, 2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$89.8	$2,314.9	100.0%	—	$2,225.1	100.0%	—
Net sales, less excise taxes (2)	104.7	1,795.8	77.6	100.0%	1,691.1	76.0	100.0%
Components of gross profit:
Cigarette inventory holding gains	$(4.2)	$0.2	0.01%	0.01%	$4.4	0.20%	0.26%
LIFO expense	1.2	(3.8)	(0.16)	(0.21)	(5.0)	(0.22)	(0.30)
Net candy holding gain (3)	(1.7)	—	—	—	1.7	0.07	0.11
Remaining gross profit (4)	4.7	125.8	5.43	7.01	121.1	5.44	7.16
Gross profit	$—	$122.2	5.28%	6.80%	$122.2	5.49%	7.23%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

(3)
During the third quarter of 2011, we recognized an approximate $1.7 million net candy holding gain resulting from manufacturer price increases during the second quarter. The net candy holding gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the third quarter.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $4.7 million, or 3.9%, to $125.8 million for the three months ended September 30, 2012 from $121.1 million for the same period in 2011. Remaining gross profit margin was 5.43% of total net sales for the three months ended September 30, 2012 compared to 5.44% for the same period in 2011. An increase in food/non-food remaining gross profit margin was offset by a nine basis point reduction related to our expansion in the Southeastern U.S., a four basis point reduction resulting from increases in cigarette manufacturer prices and a nine basis reduction from lower food/non-food inventory holding gains compared with the same period last year.
Cigarette remaining gross profit decreased approximately 0.5% in the third quarter of 2012 compared to the same period in 2011 due primarily to lower carton sales in the third quarter this year. On a cents per carton basis, cigarette remaining gross profit for the third quarter of 2012 was consistent with the same period for the prior year.
Food/non-food remaining gross profit increased $4.9 million, or 6.1%, including a $1.9 million reduction in food/non-food inventory holding gains for the three months ended September 30, 2012 compared to the same period in 2011. The increase was driven primarily by our expansion in the Southeastern U.S. and growth in food sales to existing customers. Food/non-food remaining gross profit margin decreased 35 basis points to 11.94% for the third quarter of 2012 compared with 12.29% for the same period last year. The Southeastern U.S. expansion and lower income from manufacturer price increases reduced food/non-food remaining gross profit margins by 43 and 28 basis points, respectively. Food/non-food remaining gross profit margin on the remainder of our business increased 36 basis points driven primarily by our marketing initiatives. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. To the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. In addition, our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 65% of the overall convenience store market.
For the three months ended September 30, 2012, our remaining gross profit for food/non-food products was approximately 68.2% of our total remaining gross profit compared to 66.8% for the same period in 2011.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the three months ended September 30, 2012, operating expenses increased $3.9 million, or 3.9%, to $105.0 million from $101.1 million for the three months ended September 30, 2011. Excluding a $1.4 million favorable resolution of legacy workers' compensation and insurance claims in the third quarter of 2012 and $1.8 million of start-up and transition costs in the third quarter last year, operating expenses increased $7.0 million, or 7.0%. This increase in operating expenses was attributable primarily to the new Florida distribution center and higher labor costs due primarily to temporary operational inefficiencies at certain divisions. As a percentage of net sales, total operating expenses was 4.5% of sales for both the three months ended September 30, 2012 and 2011.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $6.7 million, or 10.9%, to $68.4 million for the three months ended September 30, 2012 from $61.7 million for the same period in 2011. The increase in warehousing and distribution expenses was due primarily to the addition of our new Florida distribution center, higher labor costs due primarily to temporary operational inefficiencies at certain divisions and an increase of $0.6 million in net fuel costs. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for the three months ended September 30, 2012 compared with 2.8% for the three months ended September 30, 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $2.7 million, or 7.0%, for the three months ended September 30, 2012 to $35.9 million from $38.6 million for the same period in 2011. The decrease in SG&A expenses in the third quarter of 2012 was primarily due to $1.4 million reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims and lower accrued employee bonus expense of $1.1 million partially offset by expenses due to our new Florida distribution center. In addition, the third quarter of 2011 included $1.4 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the Customer Agreement and $0.4 million of transition costs related to FCGC. As a percentage of net sales, SG&A expenses declined to 1.6% for the third quarter of 2012 compared to 1.7%, for the same period in 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $0.4 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. The decrease was due primarily to lower fees for unused facility and letter of credit participation and lower borrowings during the three months ended September 30, 2012. Average borrowings for the three months ended September 30, 2012 were $3.3 million with an average interest rate of 2.6%, compared to average borrowings of $11.9 million and an average interest rate of 2.2% for the same period in 2011.
Foreign Currency Transaction Losses, Net. We realized foreign currency transaction gains of less than $0.1 million for the three months ended September 30, 2012 compared to $1.4 million of foreign currency transaction losses for the same period in 2011. The change was due primarily to the level of investment in our Canadian operations and the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 37.9% for the three months ended September 30, 2012 compared to 37.8% for the same period in 2011. The provision for income taxes for the three months ended September 30, 2012 included a $0.3 million net benefit, compared to a net benefit of $0.6 million for the same period in 2011 and related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates which reduced our effective tax rate by approximately 2.0% and 2.8%, respectively. We currently expect our effective tax rate to be approximately 39% for 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011 (dollars in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2012			September 30, 2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$715.5	$6,702.9	100.0%	—	$5,987.4	100.0%	—%
Net sales — Cigarettes	406.2	4,626.1	69.0	63.0	4,219.9	70.5	64.1
Net sales — Food/non-food	309.3	2,076.8	31.0	37.0	1,767.5	29.5	35.9
Net sales, less excise taxes (2)	668.1	5,198.0	77.5	100.0	4,529.9	75.7	100.0
Gross profit (3)	30.6	354.9	5.3	6.8	324.3	5.4	7.2
Warehousing and
distribution expenses	24.6	198.0	3.0	3.8	173.4	2.9	3.8
Selling, general and
administrative expenses	1.6	113.4	1.7	2.2	111.8	1.9	2.5
Amortization of
intangible assets	0.3	2.4	—	—	2.1	—	—
Income from operations	4.1	41.1	0.6	0.8	37.0	0.6	0.8
Interest expense	0.2	(1.6)	—	—	(1.8)	—	—
Interest income	(0.1)	0.3	—	—	0.4	—	—
Foreign currency transaction
losses, net	0.5	(0.1)	—	—	(0.6)	—	—
Income before taxes	4.7	39.7	0.6	0.8	35.0	0.6	0.8
Net income	3.2	24.2	0.4	0.5	21.0	0.4	0.5
Adjusted EBITDA (4)	5.5	75.2	1.1	1.4	69.7	1.2	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

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

Net Sales. Net sales increased by $715.5 million, or 12.0%, to $6,702.9 million for the nine months ended September 30, 2012 from $5,987.4 million for the same period in 2011. The increase was due to market share gains in the Southeastern U.S. driven primary by the Customer Agreement, sales attributable to FCGC and an additional 7.3% increase in food/non-food sales driven primarily by higher sales to new and existing customers for the nine months ended September 30, 2012.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2012 increased by $406.2 million, or 9.6%, to $4,626.1 million from $4,219.9 million for the same period in 2011. This increase in net cigarette sales was driven by sales attributable to our expansion in the Southeastern U.S. and FCGC during the nine months ended September 30, 2012. In addition, there was a 2.4% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales for the nine months ended September 30, 2012 increased 8.2%, consisting of an increase of 9.8% in the U.S., partially offset by a decrease of 5.3% in Canada. Excluding incremental carton sales attributable to the Southeastern U.S. expansion and FCGC, carton sales declined by 1.7% in the U.S. While we have experienced only slight declines in carton sales on a comparative basis, consistent with industry trends over the last several years, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% for the nine months ended September 30, 2012 compared to 70.5% for the same period in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2012 increased $309.3 million, or 17.5%, to $2,076.8 million from $1,767.5 million in 2011. The following table provides net sales by product category for our food/non-food products (dollars in millions) (1):

	Nine Months Ended
	September 30,
	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$888.0	$726.9	$161.1	22.2%
Candy	373.0	346.7	26.3	7.6%
Other tobacco products	515.7	443.2	72.5	16.4%
Health, beauty & general	198.5	171.5	27.0	15.7%
Beverages	99.8	77.2	22.6	29.3%
Equipment/other	1.8	2.0	(0.2)	(10.0)%
Total Food/Non-food Products	$2,076.8	$1,767.5	$309.3	17.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with our expansion in the Southeastern U.S. and FCGC represented approximately 60% of the increase in food/non-food sales for the nine months ended September 30, 2012. The remaining 40% of the increase in food/non-food sales was driven primarily by higher sales with existing customers and net market share gains. Sales growth in our food category was driven by our sales and marketing initiatives with customers. In addition, sales grew in our other tobacco products (“OTP”) due primarily to higher sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for the nine months ended September 30, 2012 compared to 29.5% for the same period in 2011.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the nine months ended September 30, 2012 increased by $30.6 million, or 9.4%, to $354.9 million from $324.3 million during the same period in 2011 due primarily to the Customer Agreement, FCGC and an increase in sales in our food/non-food category, offset by a $6.7 million decline in cigarette and net candy inventory holding gains in 2012. Gross profit margin was 5.29% of total net sales for the nine months ended September 30, 2012 compared to 5.42% for the same period in 2011.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2012 and 2011 (dollars in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2012			September 30, 2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise
Net sales	$715.5	$6,702.9	100.0%	—	$5,987.4	100.0%	—
Net sales, less excise taxes (2)	668.1	5,198.0	77.5	100.0%	4,529.9	75.7	100.0%
Components of gross profit:
Cigarette inventory holding gains	$(0.8)	$4.5	0.07%	0.09%	$5.3	0.09%	0.12%
LIFO expense	1.5	(11.0)	(0.17)	(0.21)	(12.5)	(0.21)	(0.28)
Net candy holding gain (3)	(5.9)	—	—	—	5.9	0.10	0.13
OTP tax items (4)	(0.3)	—	—	—	0.3	0.01	0.01
Remaining gross profit (5)	36.1	361.4	5.39	6.95	325.3	5.43	7.18
Gross profit	$30.6	$354.9	5.29%	6.83%	$324.3	5.42%	7.16%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 24).

(3)
For the nine months ended September 30, 2011, we recognized an approximate $5.9 million net candy holding gain resulting from manufacturer price increases during the second quarter. The net candy holding gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the second and third quarters.

(4)	The nine months ended September 30, 2011 includes an OTP tax refund of $0.8 million offset by $0.5 million of charges related primarily to a state excise tax assessment on OTP.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $36.1 million, or 11.1%, to $361.4 million for the nine months ended September 30, 2012 from $325.3 million for the same period in 2011. Remaining gross profit margin was 5.39% of total net sales for the nine months ended September 30, 2012 compared to 5.43% for the same period in 2011. Our expansion in the Southeastern U.S. reduced remaining gross profit margin by 14 basis points in the first nine months of 2012. In addition, cigarette manufacturer price increases compressed our remaining gross profit margin by approximately four basis points for the nine months ended September 30, 2012.
Cigarette remaining gross profit increased approximately 10.5% in the first nine months of 2012 compared to the same period in 2011 due primarily to an 8.2% increase in cartons sold driven by our expansion in the Southeastern U.S. and FCGC. On a per carton basis cigarette remaining gross profit increased 1.3% in the first nine months of 2012 compared to the same period in 2011.
Food/non-food remaining gross profit increased $25.3 million, or 11.4%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was driven by our expansion in the Southeastern U.S., the addition of FCGC and growth in sales to existing customers, offset by a decrease of $3.4 million in inventory holding gains. Remaining gross profit margin for our food/non-food category for the first nine months of 2012 was 11.91% compared to 12.56% for the same period in 2011. Our Southeastern U.S. expansion and FCGC reduced remaining gross profit margin by approximately 52 basis points while lower income from manufacturer price increases for food/non-food other than candy in the first nine months of 2012 reduced remaining gross profit margin by 21 basis points compared to the same period in 2011. As we expand our presence into fair trade states, we believe food/non-food margins will generally be negatively impacted. In addition, our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. To the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. In addition, our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 65% of the overall convenience store market.
For the nine months ended September 30, 2012, our remaining gross profit for food/non-food products was approximately 68.5% of our total remaining gross profit compared to 68.3% for the same period in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the nine months ended September 30, 2012, operating expenses increased $26.5 million, or 9.2%, to $313.8 million from $287.3 million for the nine months ended September 30, 2011. Excluding prior year start-up, acquisition and transition costs, approximately half of the increase in operating expenses was attributable to the new Florida distribution center and the addition of FCGC. The remaining increase was driven primarily by higher labor costs due primarily to temporary operational inefficiencies at certain divisions. As a percentage of net sales, total operating expenses declined to 4.7% for the nine months ended September 30, 2012 compared to 4.8% for the same period in 2011.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $24.6 million, or 14.2%, to $198.0 million for the nine months ended September 30, 2012 from $173.4 million for the same period in 2011. The increase in warehousing and distribution expenses was due primarily to the new Florida distribution center, the addition of FCGC and higher labor costs due primarily to temporary operational inefficiencies at certain divisions. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for the nine month ended September 30, 2012 compared to 2.9% for the same period in 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.6 million, or 1.4%, for the nine months ended September 30, 2012 to $113.4 million from $111.8 million for the same period in 2011. The increase in SG&A expenses was due primarily to the addition of FCGC and the new Florida distribution center, partially offset by a $1.8 million reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims. In addition, SG&A expenses for the nine months ended September 30, 2011 included $1.9 million of acquisition and transition costs related to FCGC and $1.4 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the new Customer Agreement. As a percentage of net sales, SG&A expenses declined to 1.7% for the first nine months ended September 30, 2012 compared to 1.9%, for the same period in 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $1.6 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during the nine months ended September 30, 2012. Average borrowings for the nine months ended September 30, 2012 were $22.8 million with an average interest rate of 2.1%, compared to average borrowings of $10.7 million and an average interest rate of 2.3% for the same period in 2011.
Foreign Currency Transaction Losses, Net. We realized foreign currency transaction losses of $0.1 million for the nine months ended September 30, 2012 compared to losses of $0.6 million for the same period in 2011. The change was primarily due to the level of investment in our Canadian operations and the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.0% for the nine months ended September 30, 2012 compared to 40.0% for the same period in 2011. The provision for income taxes for both the nine months ended September 30, 2012 and 2011 included a $0.5 million net benefit related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates which reduced our effective tax rate by approximately 1.2% and 1.5%, respectively. In addition, non-deductible transaction costs related to our acquisition of FCGC added approximately 1.1% to our effective tax rate for the nine months ended September 30, 2011. We currently expect our effective tax rate to be approximately 39% for 2012.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2012 and 2011 (dollars in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cigarettes
Net sales	$1,596.5	$1,566.4	$4,626.1	$4,219.9
Excise taxes in sales (2)	$465.7	$482.0	$1,351.2	$1,317.6
Net sales, less excise taxes (3)	$1,130.8	$1,084.4	$3,274.9	$2,902.3
LIFO expense	$2.5	$2.0	$6.2	$5.0
Gross profit (4)	$37.7	$42.6	$112.3	$103.5
Gross profit %	2.36%	2.72%	2.43%	2.45%
Gross profit % less excise taxes	3.33%	3.93%	3.43%	3.57%
Remaining gross profit (5)	$40.0	$40.2	$114.0	$103.2
Remaining gross profit %	2.51%	2.57%	2.46%	2.45%
Remaining gross profit % less excise taxes	3.54%	3.71%	3.48%	3.56%

Food/Non-food Products
Net sales	$718.4	$658.7	$2,076.8	$1,767.5
Excise taxes in sales (2)	$53.4	$52.0	$153.7	$139.9
Net sales, less excise taxes (3)	$665.0	$606.7	$1,923.1	$1,627.6
LIFO expense	$1.3	$3.0	$4.8	$7.5
Gross profit (6)	$84.5	$79.6	$242.6	$220.8
Gross profit %	11.76%	12.09%	11.68%	12.49%
Gross profit % less excise taxes	12.71%	13.12%	12.62%	13.57%
Remaining gross profit (5)	$85.8	$80.9	$247.4	$222.1
Remaining gross profit %	11.94%	12.29%	11.91%	12.56%
Remaining gross profit % less excise taxes	12.90%	13.34%	12.86%	13.64%

Totals
Net sales	$2,314.9	$2,225.1	$6,702.9	$5,987.4
Excise taxes in sales (2)	$519.1	$534.0	$1,504.9	$1,457.5
Net sales, less excise taxes (3)	$1,795.8	$1,691.1	$5,198.0	$4,529.9
LIFO expense	$3.8	$5.0	$11.0	$12.5
Gross profit (4),(6)	$122.2	$122.2	$354.9	$324.3
Gross profit %	5.28%	5.49%	5.29%	5.42%
Gross profit % less excise taxes	6.80%	7.23%	6.83%	7.16%
Remaining gross profit (5)	$125.8	$121.1	$361.4	$325.3
Remaining gross profit %	5.43%	5.44%	5.39%	5.43%
Remaining gross profit % less excise taxes	7.01%	7.16%	6.95%	7.18%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.2 million and $4.5 million for the three and nine months ended September 30, 2012 compared to $4.4 million and $5.3 million for the same periods of 2011.

(5)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit. Inventory holding gains from our food/non-food commodities, other than candy, decreased by $1.9 million and $3.4 million for the three and nine month periods ended September 30, 2012 compared to the same periods of 2011.

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax items and (v) a net candy holding gain in 2011.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2012 were $13.3 million compared to $15.2 million as of December 31, 2011. Our restricted cash as of September 30, 2012 was $10.9 million compared to $12.6 million as of December 31, 2011. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. As of September 30, 2012, we had $171.4 million of borrowing capacity available under our Credit Facility.
On October 19, 2011, we announced the commencement of a quarterly dividend program. On February 3, 2012, May 3, 2012 and August 3, 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, resulting in payments of approximately $5.9 million during the nine months ended September 30, 2012. On November 1, 2012, the Board of Directors declared a quarterly cash dividend of $0.19 per common share, which is payable on December 17, 2012 to shareholders of record as of the close of business on November 23, 2012.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities increased by $40.8 million to $88.8 million for the nine months ended September 30, 2012 compared to $48.0 million for the same period in 2011. This increase was due to $36.0 million provided by lower working capital requirements, related primarily to inventory levels and a $4.8 million increase in net income adjusted for non-cash items. At September 30, 2011, in anticipation of a price increase, we had higher cigarette inventory levels that did not recur in 2012, coupled with higher inventory levels at December 31, 2011, due primarily to inventory purchases associated with our LIFO tax strategy, resulting in a higher source of cash in 2012. Conversely, in 2012 we generated less working capital from accounts payable and tobacco taxes payable, which increased in 2011 related primarily to Tampa and FCGC.
Cash flows from investing activities
Net cash used in investing activities decreased by $46.5 million to $18.1 million for the nine months ended September 30, 2012 compared to $64.6 million for the same period in 2011. Included in 2011 is $51.4 million of cash used for the acquisition of FCGC. Capital expenditures increased $9.2 million due primarily to the opening of a new consolidating facility in May 2012 and infrastructure enhancements to our Florida distribution center. Capital expenditures for 2012 are expected to approach $30 million, approximately half of which is being utilized for expansion projects with the remainder used for maintenance investments.
Cash flows from financing activities
Net cash used in financing activities was $72.2 million for the nine months ended September 30, 2012 compared to net cash provided of $20.9 million for the same period in 2011, a change of $93.1 million. This change was due primarily to net repayments of $62.0 million under our revolving credit facility in 2012 and net borrowings under the facility of $23.6 million in the same period in 2011, due to the acquisition of FCGC and higher working capital requirements for our new divisions at September 30, 2011. In addition, there was a $17.6 million decrease in book overdrafts, which was caused by the level of cash on hand in relation to the timing of vendor payments, and a $5.9 million use of cash in 2012 to pay dividends, partially offset by a decrease of $17.3 million related to stock repurchases.

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
The following table provides the components of adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Net income	$10.5	$12.0		$24.2	$21.0
Interest expense, net (1)	0.3	0.4		1.3	1.4
Provision for income taxes	6.4	7.3		15.5	14.0
Depreciation and amortization	6.3	5.4		19.0	16.1
LIFO expense	3.8	5.0		11.0	12.5
Stock-based compensation expense	1.4	1.5		4.1	4.1
Foreign currency transaction losses, net	—	1.4		0.1	0.6
Adjusted EBITDA	$28.7	$33.0	(13.0)%	$75.2	$69.7	7.9%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three months ended September 30, 2012 decreased $4.3 million compared to the same period in 2011 due primarily to the significant reduction in inventory holding gains as a result of lower manufacturer price increases during the third quarter this year and higher operating expenses, offset by an increase in food/non-food gross profit due primarily to higher food sales. Adjusted EBITDA for the nine months ended September 30, 2012 increased $5.5 million compared to the same period in 2011 driven primarily by increases in gross profit dollars due to higher sales, offset by lower inventory holding gains.

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
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2012, we were in compliance with all of the covenants under the Credit Facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2012	2011
Amounts borrowed	$—	$62.0
Outstanding letters of credit	$19.8	$23.7
Amounts available to borrow	$171.4	$106.2
Average borrowings during the three and nine months ended September 30, 2012 were $3.3 million and $22.8 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million. For the three and nine months ended September 30, 2011, average borrowings were $11.9 million and $10.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $78.1 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and nine months ended September 30, 2012 was 2.6% and 2.1%, respectively, compared to 2.2% and 2.3% for the same period in 2011. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.3 million and $0.7 million during the three and nine months ended September 30, 2012, respectively, compared to $0.3 million and $1.1 million for the same periods in 2011. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.6 million as of September 30, 2012 and $1.9 million as of December 31, 2011.

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

SEC Regulation G - Non-GAAP Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance GAAP. Core-Mark uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2011, as filed with SEC on March 8, 2012, did not change materially during the nine months ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only when and if it is finally paid to the Company.

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

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2012	By:	/S/ J. MICHAEL WALSH
	Name:	J. Michael Walsh
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 8, 2012	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer