Form 10-K
period 2012-12-31
Core-Mark Holding Company, Inc.
filed 2013-03-14
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter:    $537,841,165
As of February 28, 2013, the registrant had 11,500,301 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant's 2013 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

SEC Regulation G - Non-GAAP Information

The financial statements in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Core-Mark Holding Company, Inc. (“Core-Mark”) uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, Adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

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
Core-Mark offers retailers the ability to take advantage of manufacturer and Company-sponsored sales and marketing programs, merchandising and product category management services and the use of information systems and data services that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory management and accessing trade credit.
We operate in an industry where, in 2011, based on the NACS Association for Convenience and Fuel Retailing 2012 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations in the U.S. increased 2.4% to approximately $195.0 billion and were generated through approximately 148,000 stores. According to a more recent report from NACS, the number of convenience stores in the U.S. grew 0.7% in 2012 to approximately 149,000 stores. The U.S. convenience retail industry gross profit for in-store sales increased 5.3% to approximately $63.3 billion in 2011 from $60.1 billion in 2010. Over the ten years from 2001 through 2011, U.S. convenience in-store sales increased by a compounded annual growth rate of 5.7%. In Canada, based on the CCSA Canadian Convenience Store Association 2012 Industry Report, we estimate that total in-store sales at convenience locations were approximately $23.0 billion generated through approximately 23,000 stores. The Canadian convenience retail industry gross profit for in-store sales was approximately $6.3 billion.
We operate a network of 28 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada, which distribute a diverse line of national, regional and private label convenience store products to over 29,000 customer locations in 50 states in the U.S. and five Canadian provinces. The products we distribute include cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. Cigarettes comprised approximately 69.0% of total net sales in 2012, while approximately 68.3% of our gross profit in 2012 was generated from our food/non-food products.
We service traditional convenience stores as well as alternative outlets selling consumer packaged goods in a convenient setting. We estimate that between 45% to 50% of the products sold in convenience stores are supplied by broad-line wholesale distributors such as Core-Mark. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college bookstores, casinos, movie theaters, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our net sales have grown from $7.3 billion in 2010 to $8.9 billion in 2012, yielding an annual compounded growth rate of approximately 10%, while our Adjusted EBITDA(1) increased from $70.0 million to $100.8 million, or 20%, compounded annually during the same period. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 4% market share of total in-store sales within the convenience store channel and to take advantage of growth opportunities with other retail store formats.

________________________________________

(1)
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

Competitive Strengths
We believe we have the following fundamental competitive strengths which form the foundation for our business strategy:
Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California. The executive management team, as of the end of 2012, comprised of our CEO and 14 senior managers, has an average tenure of 20 years and applies its expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, business development, human resources and retail store support.
Innovation & Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor we offer retailers a wide array of manufacturer and Company-sponsored sales and marketing programs, merchandising and product category management services and the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profit.
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

Business Strategy
Our objective is to increase overall return to shareholders by growing market share, revenues and profitability. To achieve that objective, we have become one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America and have continued to expand sales into other retail channels. In order to further enhance our value to retailers, we plan to:
Leverage our Vendor Consolidation Initiative (“VCI”). We expect our VCI program will allow us to grow by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of unique deliveries. This represents a highly inefficient and costly process for the individual stores. Today, we estimate that Core-Mark sells between 45% to 50% of what a convenience retailer purchases from their vendors. Our VCI program offers the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they would historically purchase from direct-store-delivery companies. This simplifies the supply chain and provides retailers with an opportunity to improve inventory turns and working capital, eliminate operational and transaction costs, and greatly diminish their out-of-stocks on best-selling items.
Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience and other stores. To meet this expected demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks and tri-temperature trailers, which provides the infrastructure to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically located dairies, commissaries and bakeries to further enable us to deliver the freshest product possible, with premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to expand the array of fresh products through the development of unique and comprehensive marketing programs, including equipment programs that assist the retailer in showcasing their “fresh” product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to convenience stores. Proper execution of VCI, with the cornerstone being dairy distribution, affords Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of "Fresh" products.
Expand our Presence Eastward. We believe there is significant opportunity for us to enhance the products and services that we offer to our customers, increase our market presence and revenue growth by continuing to expand our presence east of Mississippi River. According to the 2012 SOI Report, during 2011, aggregate U.S. traditional convenience retail in-store sales were approximately $195.0 billion through approximately 148,000 stores with the majority of those stores located in the eastern portion of the country. We believe our expansion eastward will be accomplished by gaining new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, competitive pricing and acquisitions of regional distributors.

Recent examples of our eastward expansion include:

•
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a large convenience wholesaler, located in North Carolina, which services approximately 1,800 customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence primarily in the Southeastern United States and further supported our ability to cost effectively service national and regional retailers (see Note 3 -- Acquisitions to our consolidated financial statements).

•
On September 7, 2011, we signed a distribution agreement (“the Customer Agreement”) with Alimentation Couche-Tard Inc. ("Couche-Tard") to service Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. As of December 31, 2012, we serviced approximately 990 Circle K stores in these markets. This Customer Agreement led to the addition of a new distribution facility located in Tampa, Florida.

•
In May 2011, we acquired Forrest City Grocery Company (“FCGC”), a regional wholesale distributor which has provided Core-Mark with additional infrastructure and market share by servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states (See Note 3 - Acquisitions to our consolidated financial statements).

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon our ability to deliver consistently high levels of service, innovative marketing programs, technology solutions and logistics support. To that fundamental end, we are committed to further improving operational efficiencies in our distribution centers while containing our costs in order to enhance profitability. To further enhance our competitive advantage, we have been one of the first to recognize emerging trends and to offer retailers our unique marketing programs such as VCI and Fresh. In addition, we continue to leverage our Focused Marketing Initiative (“FMI”). This program is designed to drive deeper entrenchment with our customer base and to further differentiate ourselves in the market place. The FMI program is centered on increasing the sales and profitability of the independent store through improved category insights, optimized retail price strategy, demographic decision making along with providing Core-Mark's marketing solutions to create a complete retail marketing strategy. We believe our innovative approach which focuses on building a trusted partnership with our customers has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.

Customers, Products and Suppliers
We service over 29,000 customer locations in 50 states in the U.S. and five Canadian provinces. Our customers represent many of the large national and regional convenience retailers in the U.S. and Canada and leading alternative outlet customers. Our top ten customers accounted for 37.5% of our net sales in 2012 including Couche-Tard, our largest customer, which accounted for 13.7% of our total net sales.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2012		2011		2010
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$6,139.4	69.0%	$5,710.6	70.4%	$5,119.7	70.5%
Food	1,178.6	13.4	995.7	12.3	840.9	11.6
Candy	489.5	5.5	459.8	5.7	426.0	5.8
Other tobacco products	687.8	7.7	607.9	7.5	503.6	6.9
Health, beauty & general	269.2	3.0	237.5	2.9	220.6	3.0
Beverages	125.6	1.4	100.9	1.2	152.0	2.1
Equipment/other	2.3	—	2.5	—	4.0	0.1
Total food/non-food products	2,753.0	31.0	2,404.3	29.6	2,147.1	29.5
Total net sales	$8,892.4	100.0%	$8,114.9	100.0%	$7,266.8	100.0%
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $6,139.4 million, or 69.0% of our total net sales, and 31.7% of our total gross profit in 2012, we control major purchases of cigarettes centrally in order to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.

U.S. and Canadian cigarette consumption has generally declined over the last ten years. Based on 2012 statistics provided by the Tobacco Merchants Association (“TMA”) published in early 2013 and compiled from the U.S. Department of Agriculture - Economic Research Service, total cigarette consumption in the U.S. declined from 425 billion cigarettes in 2002 to 294 billion cigarettes in 2012, or a compounded annual decline of approximately 3.6%. Total cigarette consumption also declined in Canada from 37 billion cigarettes in 2002 to 25 billion cigarettes in 2012, or a compounded annual decline of approximately 3.8% in consumption, based on the statistics provided by TMA. Our total cigarette carton sales increased 5.9% in 2012 attributable primarily to our expansion in the Southeastern U.S. in the later part of 2011, driven by our new Customer Agreement, the establishment of a new operating division in Tampa, Florida and incremental sales associated with FCGC. Excluding these items, our carton sales in the U.S. declined 1.4%. Our carton sales in Canada decreased 7.5% in 2012 on a comparative basis to last year due primarily to the loss of one customer, representing less than 0.3% of total cartons sold by the Company, and a focused reduction in service to certain customers which resulted in improved profitability for the Canadian region in 2012. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit that results from cigarette manufacturer price increases. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability.
We have no long-term cigarette purchase agreements and buy substantially all of our products on an as needed basis. Cigarette manufacturers historically have offered structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by the various states, localities and provinces. We collect state, local and provincial excise taxes from our customers and remit these amounts to the appropriate authorities. Excise taxes are a significant component of our net sales and cost of sales. During 2012, we included in net sales approximately $1,987.0 million of state, local and provincial excise taxes. As of December 31, 2012, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.17 per pack of 20 cigarettes in the state of Missouri to $4.35 per pack of 20 cigarettes in the state of New York. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$5.72 per pack of 20 cigarettes in the Northwest Territories. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages, fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 14.5% in 2012 to $2,753.0 million, which was 31.0% of our total net sales. More specifically, food grew 18.4% to $1,178.6 million, by far the largest contributor to our overall food/non-food sales improvement.  This is consistent with our strategy to grow food/non-food products at a faster pace than cigarettes through a combination of market share gains and execution of our VCI, Fresh, FMI and acquisitions strategies.
Gross profits for food/non-food categories grew $29.1 million, or 9.8%, to $325.8 million in 2012, which was 68.3% of our total gross profit. Food/non-food products generated gross margins of 12.78% excluding excise taxes in 2012, while the cigarette category generated gross margins of 3.47% excluding excise taxes. The significant differences in these margins is part of what we considered when developing these strategies. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and the delivery of fresh products, focus primarily on the highest margin categories in the food/non-food group. These categories include milk, fresh bread, fresh sandwiches, fresh fruit, fresh produce, fresh baked goods, home meal replacements and other fresh and natural products. We have invested a significant amount of capital to position our Company with the proper infrastructure to successfully deliver these highly perishable items.

Another primary aspect of our VCI strategy is to take cost out of the supply chain by putting more of the product that the retailer purchases on our trucks. We have targeted $100 million of incremental sales for the last five years, and this has contributed to the growth in our food/non-food sales and gross profit dollars. In addition, our FMI strategy was created to assist our independent retailer to sell more food/non-food items and to increase profitability.

We have completed five acquisitions since 2006.  This has allowed us to bring our strategies to more stores.  While these businesses contribute to our food/non-food sales growth, their sales mix toward higher margin food/non-food items increases as they implement our marketing programs. In addition, we have taken considerable market share over the last several years assisted by our best in class offering. We believe Core-Mark is considered the market share leader in the industry for our capability to deliver fresh and perishable categories.  We believe, based on industry indications, that fresh items are driving consumer decisions, and fresh is, therefore, an important category going forward.  We are seeing some channel blurring in different types of retail locations that present an opportunity for Core-Mark. In addition, we are seeing certain retail locations that do not historically sell highly perishable items, now doing so, and we see retail locations that historically have not sold cigarettes, now selling them.  We believe these developments may provide very sizable opportunities for Core-Mark.

Our Suppliers. We purchase products for resale from approximately 4,400 trade suppliers and manufacturers located across the U.S. and Canada. In 2012, we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 27% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets.

Seasonality
We typically generate slightly higher net sales and higher gross profits during the warm weather months (May through September) than in other times throughout the year. We believe this occurs because the convenience store industry which we serve tends to be busier during this period due to vacations and travel by consumers. We generated approximately 52% of our net sales during the second and third quarters of 2012 and 53% during the second and third quarters of both 2011 and 2010.

Operations
We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). In 2012, as a result of the Davenport acquisition, we added one distribution center in North Carolina. Twenty-four of our distribution centers are located in the U.S. and four are located in Canada. The map below depicts the scope of our operations and the names of our distribution centers.
Map of Operations
__________________________________________
Three of the facilities we operate in the U.S., Artic Cascade, Allied Merchandising Industry (AMI) and AMI-Artic East, are consolidating warehouses which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. By using Artic Cascade, located in Sacramento, California, to obtain products at lower cost from frozen product vendors, we are able to offer a broader selection of quality products to retailers at more competitive prices. AMI, located in Corona, California, purchases a portion of our non-cigarette products, primarily health and beauty care and general merchandise items for our distribution centers enabling us to optimize our inventory to meet the needs of our customers. In 2012 we opened a third consolidating warehouse, AMI-Artic East located in Forrest City, Arkansas. AMI-Artic East purchases similar products to both Artic Cascade and AMI and distributes those products primarily to distribution centers in the Eastern United States. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (“ADC”), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (“RDC”), is dedicated solely to supporting another major customer, Valero Energy Corporation.

We purchase a variety of brand name and private label products, in excess of 48,000 SKUs, including over 1,900 cigarette products, from our suppliers and manufacturers. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, general merchandise and health and beauty care products.
A typical convenience store order consists of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stored and picked approximately 551 million, 476 million and 454 million items (a carton of 10 packs of cigarettes is one item) or 86 million, 71 million and 71 million cubic feet of product, during the years ended December 31, 2012, 2011 and 2010, respectively, while limiting the service error rate to less than 3 errors per thousand items shipped in 2012.
 Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt to our customers' information technology requirements in an industry that does not have a standard information technology platform. Actively integrating our customers onto our platform is a priority which enables fast, efficient and reliable service.

Distribution
At December 31, 2012, we had 1,174 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2012, our trucking fleet consisted of approximately 860 tractors, trucks and vans, of which mostly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”) which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2012, approximately 70% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Our fuel consumption costs for 2012 totaled approximately $14.6 million, net of fuel surcharges passed on to customers, which represented an increase of approximately $1.6 million, from $13.0 million in 2011, due primarily to a 13.3% increase in miles driven to support the growth in our business and slightly higher fuel prices.

Competition
We estimate that, as of December 31, 2012, there were approximately 300 wholesale distributors serving traditional convenience retailers in the U.S. and Canada. We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large regional companies that provide products to specific areas of the country, H.T. Hackney Company in the Southeast and Eby-Brown Company in the Midwest and Mid-Atlantic regions. In addition there are several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there are two large regional players, aside from Core-Mark, that make up the competitive landscape, Karrys Bros., Limited and Wallace & Carey, Inc.
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
Competition within the industry is based primarily on the range and quality of the services provided, price, product selection and the reliability of wholesalers' logistics. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery performance using delivery equipment sized for the small format store, innovative marketing solutions and merchandising support, as well as competitive pricing. We believe this represents a contrast to some large competitors that offer a standardized logistics approach, with emphasis on uniformity of product lines, and company determined delivery schedules using large delivery equipment designed for large format stores. While this emphasis on a standardized logistics approach allows for competitive pricing, we do not believe it is best suited for retailers looking for more customized solutions and support from their supply partners in addition to competitive pricing. Alternatively, some small competitors focus on customer service and long-standing customer relationships but often lack the range of offerings of the larger distributors. We believe that our unique combination of service, marketing solutions and price is a compelling combination that is highly attractive to retailers and helps to enhance their growth and profitability.
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
We face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, including the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and fully taxed cigarettes.
We also believe the competitive environment has been impacted by alternative smoking products, such as snus, snuff and electronic cigarettes. In addition, cigarette prices continue to rise due to continuing pressure on taxing jurisdictions to raise revenues through excise taxes. Further, cigarette list prices have historically increased for those manufacturers who are parties to the MSA. As a result, the lower priced products of numerous small share brands manufactured by non-MSA participants have held their market share, putting profitability pressure on MSA products.

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for 2012, 2011 and 2010. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of manufacturer price increases. The number of days of cost of sales in inventory averaged about 16 days in each of 2012 and 2011, respectively, and about 15 days in 2010.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during 2012, 2011 and 2010 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistic facilities) as of December 31, 2012:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Sales and Marketing	1,204	61	1,265
Warehousing and Distribution	3,001	244	3,245
Management, Administration, Finance and Purchasing	605	110	715
Total Categories	4,810	415	5,225

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 198 employees, or 4% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

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
We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (“AIB”). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company's food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. In 2012, 92% of the audits of our distribution centers received a score of 900 or greater (on a possible 1,000 point scale).

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®, Fresh and Local™, Java Street®, QUICKEATS®, Richland Valley™, SmartStock®, Tastefully Yours® and COASTERS®..

Segment and Geographic Information
We operate in two geographic areas -- the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.

Corporate and Available Information
The office of our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California, 94080 and the telephone number is (650) 589-9445.
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website under “Corporate Governance”, or through www.sec.gov. Also available on our website are printable versions of Core-Mark's Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines and Principles and other corporate information. Copies of these documents may also be requested from:
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

ITEM 1. A.     RISK FACTORS
Our business is subject to a variety of risks. Set forth below are certain of the important risks that we face, the occurrence of which may have a material adverse effect on our business, financial condition or results of operations. These risks are not the only ones we face. We could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Risks Related to Our Business and Industry
Protracted challenging economic conditions may reduce demand for our products and increase credit risks.
Protracted challenging economic conditions, including high unemployment and underemployment rates, depressed real estate values, losses to consumer retirement and investment accounts, increases in food and other commodity prices and the outcome of political events (e.g. resolution of the national debt ceiling) may result in weakened consumer confidence and curtailed consumer spending in certain sectors. If these economic conditions are severe and/or persist for a prolonged period, we expect that our customers would experience reduced sales, which, in turn, would adversely affect demand for our products and could lead to reduced sales and increased pressures on our margins. In addition, severe adverse economic conditions may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
We are dependent on the convenience retail industry for our revenues, and our results of operations could suffer if there is an overall decline or consolidation in the convenience retail industry.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, including rising gasoline prices which may impact in-store retail sales, credit exposure from our customers, termination of customer relationships without notice and consolidation of our customer base. Any of these factors could negatively affect our results of operations.
Many of the markets in which we compete are highly competitive and we may lose market share and suffer a decline in sales and profitability in these markets if we are unable to outperform our competition.
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
We may lose business if manufacturers convert to direct distribution of their products.
In the past, certain large manufacturers have elected to engage in direct distribution of their products and eliminate distributors such as Core-Mark. If other manufacturers make similar elections in the future, our revenues and profits would be adversely affected and there can be no assurance that we will be able to mitigate such losses.
Some of our distribution centers are dependent on a few relatively large customers, and our failure to maintain our relationships with these customers could substantially harm our business and prospects.
Some of our distribution centers are dependent on relationships with a single customer or a few major customers, and we expect our reliance on these relationships to continue for the foreseeable future. Any termination, non-renewal or reduction in services that we provide to such customers could cause revenues generated by certain of our distribution centers to decline and our operating results to suffer.
Our business is sensitive to fuel prices and related transportation costs, which could adversely affect our business.
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel surcharges, but our ability to continue to pass through price increases, either from manufacturers or costs incurred in the business, including fuel costs, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers, our operating results could be materially and adversely affected. As part of our efforts to minimize the adverse impact of increases in diesel fuel prices, we expect to convert a large percentage of our trucks to operate on natural gas over the next two years.

Cigarette and consumable goods distribution is a low-margin business sensitive to inflation and deflation.
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with low profit margins. Our food/non-food sales are generally priced based on the manufacturer's cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation or stagnation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. In addition, periods of product cost inflation may have a negative impact on our gross profit margins with respect to sales of cigarettes because gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases, reduced or eliminated manufacturer discounts and incentive programs or increases in applicable excise tax rates, our inventory carrying costs and accounts receivable could rise pressuring our need to fund working capital. To the extent that we are unable to pass on product cost increases and underlying carrying costs to our customers, our profit margins and earnings could be negatively impacted.
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
We obtain the products we distribute from third party suppliers. At December 31, 2012, we had approximately 4,400 vendors, and during 2012 we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 27% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.
Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.
One of our key business strategies is to grow our market share through acquisitions. This entails various risks such as identifying suitable candidates, realizing acceptable rates of return on the investment, obtaining adequate financing, negotiating acceptable terms and conditions and successfully integrating operations post-acquisition. We may not realize the anticipated benefits or savings from an acquisition to the extent or in the time frame anticipated, if at all. Further, we may realize higher costs than anticipated, including the potential impairment of assets. In addition, we may assume both known and unknown liabilities as part of an acquisition, which may increase the associated costs and risks related to those liabilities.
We may be subject to product liability claims and counterfeit product claims which could materially adversely affect our business, and our operations could be subject to disruptions as a result of manufacturer recalls of products.
Core-Mark, as a distributor of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. In addition, certain products that we distribute may be subject to counterfeiting. Our business could be adversely affected if consumers lose confidence in the safety and quality of the food and other products we distribute. This risk may increase as we continue to expand our distribution of fresh products. If we do not have adequate insurance, if contractual indemnification from the supplier or manufacturer of the defective, contaminated or counterfeit product is not available, or if a supplier or manufacturer cannot fulfill its indemnification obligations to us, the liability relating to such products could materially adversely impact our results of operations.
In addition, we may be required to manage a recall of products on behalf of a supplier or manufacturer. Managing a recall could disrupt our operations as we might be required to devote substantial resources toward implementing the recall. Costs associated with a potential product recall, to the extent they are not reimbursable by the supplier or manufacturer, could adversely affect our operating results.
We may not be able to achieve the expected benefits from the implementation of marketing initiatives.
We are continuously improving our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased shareholder value.
We may not be able to successfully execute our marketing initiatives to realize the intended synergies, business opportunities and growth prospects. Many of the risk factors mentioned, such as increased competition, may limit our ability to capitalize on business opportunities or expand our business. Customer acceptance of new distribution formats that we implement may not be executed as anticipated, hampering our ability to attract new customers or maintain our existing customer base. If these or other factors limit our ability to execute our strategic initiatives, our efforts may not bring the intended results and expectations of future results of operations, including expected revenue growth and cost savings, may not be met.
Our information technology systems may be subject to failure, disruptions or security breaches which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.
Our business is highly dependent on our customized enterprise information technology systems. We rely on our information technology systems and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our information technology systems and have disaster recovery plans in place to mitigate unforeseen events that could disrupt our systems' service. However, if our systems fail or are not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
In addition, we retain sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We may face threats to our data centers and networks of unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' intellectual property, proprietary business information or personally identifiable information.
We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position and results of operations.
We depend on our senior management and other key personnel.
We substantially depend on the continued services and performance of our senior executive officers as named in our Proxy Statement and other key employees. We do not maintain key person life insurance policies on these individuals, and we do not have employment agreements with any of them. The loss of the services of any of our senior executive officers or other key personnel could harm our business.
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
As of December 31, 2012, 198, or 4%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times. We cannot assure you that we will be able to renew our respective collective bargaining agreements on favorable terms that employees at other facilities will not unionize and that our labor costs will not increase. In addition, the National Labor Relations Board is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With over 3,100 employees participating in our health benefits, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. While we have been successful in controlling these costs in recent years through modifications to insurance coverage, including increasing co-pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act as well as other healthcare reform legislation being considered by Congress and state legislatures may increase our employee healthcare-related costs. While the most significant costs of the recent healthcare legislation enacted will not occur until after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could negatively impact our profitability.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Drug Enforcement Agency and other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
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
Insurance and claims expenses could have a material adverse effect on us.
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of the services we provide and the nature of our operations throughout North America, including claims exposure resulting from personal injury, property damage, business interruption and workers' compensation. Workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk increases, our financial condition and results of operations could be adversely affected. If we lose our ability to self-insure these risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

Risks Related to the Distribution of Cigarettes and Other Tobacco Products
Our sales volume is largely dependent upon the distribution of cigarettes, sales of which are declining generally.
The distribution of cigarettes is currently a significant portion of our business. In 2012, approximately 69.0% of our net sales (which includes excise taxes) and 31.7% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes from illicit markets. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of tobacco products imposed by governmental entities. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars and pipe products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. Such legislation and related regulation could adversely impact the market for tobacco products and, accordingly, our sales of such products.
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
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. and Canada as a means of increasing government revenues. These tax increases are expected to continue and are expected to negatively impact consumption. Additionally, they may cause a shift in sales from premium brands to discount brands or illicit channels as smokers seek lower priced options.
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
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia and certain U.S. territories. The other four states -- Mississippi, Florida, Texas and Minnesota (the “non-MSA states”) -- settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers. In addition, the growth in market share of discount brands since the MSA was signed has had an adverse impact on the total volume of the cigarettes that we sell.
In connection with the MSA, we were indemnified by most of the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. Should the MSA ever be invalidated, we could be subject to substantial litigation due to our distribution of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we are indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and our Company could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations.
Should the MSA ever be invalidated or challenged, we could be subject to substantial litigation due to our distribution of cigarettes and other tobacco products.  In such an event, we would seek indemnification from the MSA manufacturers.  However, we cannot give any assurances that such indemnification would be available or sufficient.  Even if we are indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and us could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations.
We face competition from sales of illicit and other low priced sales of cigarettes.
We also face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of lower cost brands from non-MSA manufacturers who are not burdened with MSA related payments, and the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and fully taxed cigarettes. Increased sales of illicit or other low priced alternatives by third parties, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations.

Risks Related to Financial Matters, Financing and Foreign Exchange

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. the federal government has proposed legislation which effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material.
Our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plans when the benefit obligation exceeds the fair value of the plan assets. Included in pension liabilities on our balance sheet as of December 31, 2012 is $10.0 million related to the underfunded pension obligation compared with $9.3 million as of December 31, 2011. The Company contributed $3.7 million to its pension plans in 2012 compared with $3.2 million in 2011. If the performance of the assets in the plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be substantially higher than we expect. The pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding in the pension plan. If this were to occur, our working capital and results of operations could be adversely impacted.
There can be no assurance that we will continue to declare cash dividends in the future or in any particular amounts and if there is a reduction in dividend payments, our stock price may be harmed.
In October 2011, our Board of Directors approved the commencement of a quarterly cash dividend. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and agreements to which we are a party. Future dividends may be affected by a variety of factors such as available cash, anticipated working capital requirements, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, capital requirements for acquisitions, stock repurchase programs, reserves for legal risks and changes in federal and state income tax laws or corporate laws. Our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. Any such action could have a material, negative effect on our stock price.

Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.
We generate a significant portion of our revenues in Canadian dollars, approximately 13% in 2012 and 15% in 2011. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States of America (“GAAP”) require that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income and earnings per share will be reduced.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $200 million Credit Facility. While we believe our sources of liquidity are adequate, we cannot assure you that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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
Changes to accounting rules or regulations may adversely affect our operating results and financial position.
Changes to GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board (“FASB”), the SEC and others. For example, the U.S.-based FASB is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards (“IFRS”) outside of the U.S. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures, including significant additional costs to implement and maintain the new accounting standards.

Our actual business and financial results could differ as a result of the accounting methods, estimates and assumptions that we use in preparing our financial statements, which may negatively impact our results of operations and financial condition.
 To prepare financial statements in conformity with generally accepted accounting principles of the United States, management is required to exercise judgment in selecting and applying accounting methodologies and making estimates and assumptions. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative. These methods, estimates, and assumptions are subject to uncertainties and changes which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include but are not limited to the following: allowance for doubtful accounts, provisions for income taxes, vendor rebates and promotional allowances, impairment of goodwill, impairment of long-lived and other intangible assets, valuation of assets and liabilities in connection with business combinations, pension obligations, stock-based compensation expense and accruals for estimated liabilities, including litigation and insurance reserves.

ITEM 1. B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 27,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,000 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 3.4 million square feet and own approximately 0.7 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Las Vegas, Nevada	Tampa, Florida
Atlanta, Georgia	Leitchfield, Kentucky	Whitinsville, Massachusetts
Bakersfield, California	Los Angeles, California	Wilkes-Barre, Pennsylvania
Corona, California(2)	Minneapolis, Minnesota	Calgary, Alberta
Denver, Colorado	Portland, Oregon	Toronto, Ontario
Forrest City, Arkansas(4)	Sacramento, California(3)	Vancouver, British Columbia
Fort Worth, Texas	Salt Lake City, Utah	Winnipeg, Manitoba
Grants Pass, Oregon	Sanford, North Carolina
Hayward, California	Spokane, Washington

(1)
Excluding outside storage facilities or depots and two distribution facilities that we operate as a third party logistics provider. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage. We own distribution center facilities located in Wilkes-Barre, Pennsylvania; Leitchfield, Kentucky; and Forrest City, Arkansas. All other facilities listed are leased. The facilities we own are subject to encumbrances under our principal credit facility.

(2)	This location includes two facilities, a distribution center and our AMI consolidating warehouse.

(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.
(4) This facility includes a distribution center and our AMI-Artic East consolidating warehouse.
We also operate distribution centers on behalf of two of our major customers, one in Phoenix, Arizona for Couche-Tard, and one in San Antonio, Texas for Valero Energy Corporation. Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 2,127 stockholders of record as of February 28, 2013.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ for the periods indicated:

	Low Price	High Price
Fiscal 2012
4th Quarter	$40.06	$49.24
3rd Quarter	43.29	50.56
2nd Quarter	34.78	48.17
1st Quarter	37.01	42.74

	Low Price	High Price
Fiscal 2011
4th Quarter	$29.57	$40.52
3rd Quarter	30.33	38.69
2nd Quarter	32.41	35.84
1st Quarter	31.61	36.10

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for Core-Mark's stock at the end of each year from 2007 through 2012, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index and a peer group of companies (“the Performance Peer Group”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark's cumulative stockholder return is based on an investment of $100 on December 31, 2007, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES AND THE PERFORMANCE PEER GROUP

$170
$150
$130
$110
$90
$70
$50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
CORE
Performance Peer Group
Russell 2000 Index
NASDAQ Index

	Investment Value at
	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
CORE	$100.00	$74.93	$114.76	$123.92	$138.48	$168.86
NASDAQ Index	$100.00	$58.78	$88.64	$105.21	$105.08	$122.88
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
Performance Peer Group	$100.00	$75.27	$95.17	$105.35	$108.32	$122.28

Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On the same day, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which resulted in a total payment of approximately $1.9 million during 2011. In 2012, the Board of Directors declared quarterly cash dividends of $0.17 per common share on February 3, 2012, May 3, 2012 and August 3, 2012, and a cash dividend of $0.19 per common share on November 1, 2012. On December 6, 2012, in lieu of our first quarter of 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share that was paid on December 31, 2012. We paid total dividends of $10.3 million during 2012. Our Credit Facility places certain limits on our ability to pay cash dividends on our common stock. The payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.
Issuer Purchases of Equity Securities
The following table provides the repurchases of common stock shares during the three months ended December 31, 2012:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3) (4)

October 1, 2012 to October 31, 2012	—	$—	$—	$10.3
November 1, 2012 to November 30, 2012	82,000	43.43	3.6	6.7
December 1, 2012 to December 31, 2012	19,000	46.54	0.9	5.8
Total repurchases for the three months ended December 31, 2012	101,000	$44.02	$4.5	$5.8

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

(4)	During the year ended December 31, 2012 we repurchased 118,800 shares of common stock under the share repurchase program at an average price of $43.34 per share for a total cost of $5.2 million.

ITEM 6.    SELECTED FINANCIAL DATA
Core-Mark Holding Company, Inc., or Core-Mark, is the ultimate parent holding company for Core-Mark International, Inc. and our wholly-owned subsidiaries.
Basis of Presentation
The selected consolidated financial data for the five years from 2008 to 2012 are derived from Core-Mark's audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
	Year Ended December 31,
(in millions except per share amounts)	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
Statement of Operations Data:
Net sales	$8,892.4	$8,114.9	$7,266.8	$6,531.6	$6,044.9
Gross profit (f)	476.8	434.1	385.3	401.6	359.1
Warehousing and distribution expenses (f)	262.7	234.6	211.8	197.3	197.6
Selling, general and administrative expenses	153.7	150.8	142.5	137.3	129.4
Amortization of intangible assets	3.0	3.0	2.1	2.0	2.0
Income from operations	57.4	45.7	28.9	65.0	30.1
Interest expense, net (g)	1.8	2.0	2.2	1.4	1.2
Net income	33.9	26.2	17.7	47.3	17.9
Per share data:
Basic net income per common share	$2.96	$2.30	$1.64	$4.53	$1.71
Diluted net income per common share	$2.91	$2.23	$1.55	$4.35	$1.64
Shares used to compute net income per share:
Basic	11.5	11.4	10.8	10.5	10.5
Diluted	11.6	11.7	11.4	10.9	10.9
Other Financial Data:
Excise taxes (h)	$1,987.0	$1,951.5	$1,756.5	$1,516.0	$1,474.4
Cigarette inventory holding gains/FET (i)	7.8	8.2	6.1	25.2	3.1
OTP tax items (j)	—	0.8	0.6	0.6	1.4
LIFO expense	12.3	18.3	16.6	6.7	11.0
Depreciation and amortization (k)	25.3	22.4	19.7	18.7	17.4
Stock-based compensation	5.8	5.5	4.8	5.1	3.9
Capital expenditures	28.6	24.1	13.9	21.1	19.9
Adjusted EBITDA (l)	100.8	91.9	70.0	95.5	62.4

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$919.2	$870.2	$708.8	$677.9	$612.6
Total debt, including current maturities	85.6	63.3	1.0	20.0	30.8
______________________________________________

(a)	The selected consolidated financial data for 2012 includes the results of operations of J.T. Davenport & Sons, Inc., which was acquired on December 17, 2012.

(b)
The selected consolidated financial data for 2011 includes the results of operations of FCGC, which was acquired in May 2011, and the Tampa, Florida division, which commenced operations in September 2011.

(c)
The selected consolidated financial data for 2010 includes approximately $105.9 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the State Children's Health Insurance Program (“SCHIP”) legislation. The 2010 data also includes the results of operations of Finkle Distributors, Inc., which was acquired in August 2010.

(d)
The selected consolidated financial data for 2009 includes approximately $534.0 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation and $36.7 million of related cigarette inventory holding gains, offset by $11.5 million of net floor stock tax.

(e)
The selected consolidated financial data for 2008 includes the results of operations of the Toronto division, which commenced operations in late January 2008, and also the New England division following its acquisition in June 2008.

(f)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(g)	Interest expense, net, is reported net of interest income.

(h)	State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.

(i)
Cigarette inventory holding gains represent income related to cigarette and excise tax stamp inventories on hand at the time either cigarette manufacturers increase their prices or states increase their excise taxes, for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. Although we have realized cigarette inventory holding gains in each of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases or state excise tax increases. In 2009, we realized significant cigarette inventory holding gains due to the price increases in response to the federal excise taxes (“FET”) levied on manufacturers by the SCHIP legislation.

(j)
We received an Other Tobacco Products (“OTP”) tax settlement of $0.8 million in 2011. We recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010 and received OTP tax refunds of $0.6 million in 2009 and $1.4 million in 2008.

(k)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

(l)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back interest expense, net, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and foreign currency transaction losses (gains), net.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 29,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).
Our objective is to help our customers increase their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end, we remained focused during 2012 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing category management consultations and expanding our market presence.

Overview of 2012 Results
In 2012 we continued to benefit from our marketing initiatives as well as market share gains primarily in the Southeastern U.S. (“Southeastern Expansion”), most recently with the acquisition of J.T. Davenport & Sons, Inc (“Davenport”) in December 2012, and in 2011 through our expanded agreement (“the Customer Agreement”) with Alimentation Couche-Tard, Inc. (“Couche-Tard”) which led to the establishment of an operating division in Tampa, Florida. In addition we benefited from the addition of the Forrest City Grocery Company (“FCGC”) which we acquired in May 2011. We believe our success in driving market share growth will continue in 2013.
Net sales for 2012 increased 9.6%, or $777.5 million, to $8,892.4 million compared to $8,114.9 million for 2011. The primary drivers of the increase were sales attributable to the aforementioned market share expansion, an additional 6.4% increase in food/non-food sales and inflation in cigarette prices offset by a 2.1% decline in comparable cigarette carton sales which was below the U.S. national consumption decline of 3.0%.
We believe food/non-food sales and gross profit were negatively impacted by the lack of price inflation in underlying manufacturer costs during 2012 compared to prior year and historical levels. We believe food/non-food manufacturers will need to raise prices at some point in the future. In addition to the level of inflation, our operating results may be impacted by significant changes in other macroeconomic conditions including consumer confidence, spending, cigarette consumption, unemployment and fuel prices.
Gross profit increased $42.7 million, or 9.8% to $476.8 million for 2012. Remaining gross profit(1) increased $43.8 million, or 10.0%, to $481.3 million for 2012 from $437.5 million for 2011. The increase in remaining gross profit was driven by a $32.2 million, or 10.8%, increase in food/non-food remaining gross profit and a 2.3% per carton increase in cigarette remaining gross profit. Remaining gross profit margin for 2012 increased slightly to 5.41% from 5.39% for 2011. The increase in remaining gross profit margin was driven by our marketing strategies focused primarily on our food/non-food products offset by lower profit margins under the Customer Agreement, lower income from manufacturer price increases as well as margin compression resulting from price increases by cigarette manufacturers in 2012.
Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period. Our cigarette categories are priced on cents-per-carton, whereas our food/non-food categories are generally priced as a percentage mark-up on our cost. When cigarette product or tobacco tax increases, the gross
________________________________________

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

profit expansion is disproportionate to the selling price point and thus our overall gross margins are compressed due to the large weighting of our cigarette volume. In addition, we tend to realize lower gross margins from large chain business; however, in both cases we earn an overall favorable return as chain customers and our cigarette categories generally require a lower level of investment in working capital.
Net income for 2012 increased $7.7 million, or 29.4% to $33.9 million, compared to $26.2 million for 2011. The increase in net income resulted from a 9.8% increase in gross profit driven primarily by higher sales and margins in food/non-food, offset partially by an increase in operating expenses of 8.0%. Operating expenses as a percentage of net sales improved to 4.7% in 2012 compared to 4.8% in 2011. Inflation from cigarette price increases in 2012 compressed operating expenses as a percent of sales by five basis points.
Adjusted EBITDA(2) increased 9.7% to $100.8 million in 2012, including $1.3 million of Davenport acquisition costs, from $91.9 million in 2011. Adjusted EBITDA for 2011 included $4.5 million of acquisition and start-up costs for FCGC and our Florida distribution center. The increase in Adjusted EBITDA in 2012 was driven primarily by the Southeastern Expansion and an increase in gross profit in our food/non-food commodities offset by a reduction in inventory holding profits of $9.9 million compared with 2011.

Business and Supply Expansion
We continued to benefit from the expansion of our business in the Southeastern U.S. during 2012. In addition, we continue to execute our core strategies of enhancing our fresh product offering, leveraging our vendor consolidation initiative (“VCI”), and providing category management expertise to our customers. Our strategies are designed to take cost and inefficiencies out of our customers' supply chains, to provide them a means of offering fresh and attractive foods that consumers are demanding and partner with the independent retailer to optimize how they manage what they bring to their customers. We believe each of these strategies, when adopted, will provide an opportunity for the retailer to increase its profits.
 Some of our more recent expansion activities include:

•
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a large convenience wholesaler, located in North Carolina, which services approximately 1,800 customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence in the Southeastern United States and further supported our ability to cost effectively service national and regional retailers (see Note 3 -- Acquisitions to our consolidated financial statements).

•
Our sales of “Fresh” products increased 32% in 2012 compared to 2011. In part, we accomplished this by increasing the number of stores participating in our proprietary “Fresh and Local™” program to over 8,800 participating stores as of December 31, 2012. In 2012, we added breadth to the program by offering new fresh item solutions and we realized positive margin growth in 2012 for “Fresh” by improving product assortment, in-store marketing efforts and spoils management.

•
On September 7, 2011, we signed the Customer Agreement with Couche-Tard to service their Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. As of December 31, 2012, we serviced approximately 990 Circle K stores in these markets. We began supplying the additional Circle K stores in September 2011 through a new distribution center in Tampa, Florida and certain of our existing facilities. Effective October 31, 2011, Core-Mark became an authorized wholesaler for the Couche-Tard chain of Circle K franchised stores located throughout the eastern U.S. which allows us the opportunity to carry all Circle K franchise proprietary products. On December 15, 2011, we finalized the renewal of our existing distribution agreements with Couche-Tard for stores located in western Canada and the western U.S. Sales to Couche-Tard accounted for approximately 13.7% of our total net sales for 2012.

•
On May 2, 2011, we acquired FCGC, located in Forrest City, Arkansas. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. This acquisition has allowed us to increase our infrastructure and market share in the Southeastern U.S. FCGC's customers are located primarily in states where cigarette pricing is regulated. Sales in these states, known as “fair trade” states, will likely result in higher cigarette gross profits, in terms of cents per carton, and lower food/non-food gross profit margins. (see Note 3 -- Acquisitions to our consolidated financial statements).

____________________________________________

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP") (see the calculation of Adjusted EBITDA in “Liquidity and Capital Resources” below).

Other Business Developments
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On the same day, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which resulted in a total payment of approximately $1.9 million during 2011. In 2012, the Board of Directors declared a quarterly cash dividend of $0.17 per common share on February 3, 2012, May 3, 2012 and August 3, 2012, and a cash dividend of $0.19 per common share on November 1, 2012. On December 6, 2012, in lieu of our first quarter of 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share that was paid on December 31, 2012. We paid total dividends of $10.3 million during 2012.
Share Repurchase Program
The share repurchase program was approved by our Board to enable the company to buy shares when we believe our stock price is undervalued. Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options. During the year ended December 31, 2012 and 2011, we repurchased 118,800 and 542,415 shares of common stock, respectively, under the share repurchase program at an average price of $43.34 and $35.03 per share for a total cost of $5.2 million and $19.0 million. No shares of common stock were repurchased under our share repurchase program for the year ended December 31, 2010. As of December 31, 2012 there was $5.8 million available for future share repurchases under our share repurchase program.

Results of Operations
Comparison of 2012 and 2011 (in millions) (1):

		2012			2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$777.5	$8,892.4	100.0%	—%	$8,114.9	100.0%	—%
Net sales — Cigarettes	428.8	6,139.4	69.0	63.1	5,710.6	70.4	64.1
Net sales — Food/non-food	348.7	2,753.0	31.0	36.9	2,404.3	29.6	35.9
Net sales, less excise taxes (2)	742.0	6,905.4	77.7	100.0	6,163.4	76.0	100.0
Gross profit (3)	42.7	476.8	5.4	6.9	434.1	5.3	7.0
Warehousing and
distribution expenses	28.1	262.7	3.0	3.8	234.6	2.9	3.8
Selling, general and
administrative expenses	2.9	153.7	1.7	2.2	150.8	1.9	2.4
Amortization of
intangible assets	—	3.0	—	—	3.0	—	—
Income from operations	11.7	57.4	0.6	0.8	45.7	0.6	0.7
Interest expense	(0.2)	(2.2)	—	—	(2.4)	—	—
Interest income	—	0.4	—	—	0.4	—	—
Foreign currency transaction
losses, net	(0.3)	(0.2)	—	—	(0.5)	—	—
Income before taxes	12.2	55.4	0.6	0.8	43.2	0.5	0.7
Net income	7.7	33.9	0.4	0.5	26.2	0.3	0.4
Adjusted EBITDA (4)	8.9	100.8	1.1	1.5	91.9	1.1	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales for 2012 increased by $777.5 million, or 9.6%, to $8,892.4 million from $8,114.9 million in 2011. The increase was due primarily to our Southeastern Expansion, sales attributable to FCGC, cigarette price inflation and an additional 6.4% increase in food/non-food sales driven primarily by higher sales to new and existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for 2012 increased by $428.8 million, or 7.5%, to $6,139.4 million from $5,710.6 million in 2011. This increase in net cigarette sales in 2012 was driven by sales attributable to our Southeastern Expansion and FCGC in 2012. In addition, there was a 2.4% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales during 2012 increased 5.9%, consisting of an increase of 7.5% in the U.S., offset by a decrease of 7.5% in Canada. Excluding incremental carton sales attributable to the Southeastern Expansion and FCGC, carton sales declined by 1.4% in the U.S., which was less than the overall industry decline of approximately 3.0%. The decline in Canada related primarily to the loss of one customer, representing less than 0.3% of total cartons sold by the Company, and a focused reduction in service to certain customers which resulted in improved profitability for the Canadian region in 2012. While we have experienced only slight declines in carton sales on a comparative basis, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% in 2012 compared to 70.4% in 2011.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2012 increased $348.7 million, or 14.5%, to $2,753.0 million from $2,404.3 million in 2011. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	2012	2011	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,178.6	$995.7	$182.9	18.4%
Candy	489.5	459.8	29.7	6.5
Other tobacco products	687.8	607.9	79.9	13.1
Health, beauty & general	269.2	237.5	31.7	13.3
Beverages	125.6	100.9	24.7	24.5
Equipment/other	2.3	2.5	(0.2)	(8.0)
Total Food/Non-food Products	$2,753.0	$2,404.3	$348.7	14.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Sales associated with the Southeastern Expansion and FCGC represented approximately 59% of the increase in food/non-food sales for 2012. The remaining 41% increase in food/non-food sales was due primarily to higher sales in our food category driven by our sales and marketing initiatives with existing and new customers and higher sales of smokeless tobacco products included in our OTP and health, beauty & general product categories, which we believe was driven primarily by increased restrictions on where people are allowed to smoke in public. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for 2012 compared to 29.6% in 2011.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2012 increased by $42.7 million, or 9.8%, to $476.8 million from $434.1 million in 2011 due primarily to our Southeastern Expansion, FCGC and an increase in sales in our food/non-food category. Gross profit margin was 5.36% of total net sales for 2012 compared to 5.35% for 2011. Inflation from cigarette price increases in 2012 compressed our gross profit margin by approximately four basis points.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2012 and 2011 (in millions)(1):

		2012			2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$777.5	$8,892.4	100.0%	—%	$8,114.9	100.0%	—%
Net sales, less excise taxes (2)	742.0	6,905.4	77.7	100.0	6,163.4	76.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.4)	$7.8	0.09%	0.11%	$8.2	0.10%	0.13%
Net candy holding gain (4)	(5.9)	—	—	—	5.9	0.07	0.10
OTP tax items (5)	(0.8)	—	—	—	0.8	0.01	0.01
LIFO expense	6.0	(12.3)	(0.14)	(0.18)	(18.3)	(0.22)	(0.30)
Remaining gross profit (6)	43.8	481.3	5.41	6.97	437.5	5.39	7.10
Gross profit	$42.7	$476.8	5.36%	6.90%	$434.1	5.35%	7.04%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3) The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $7.0 million and $0.8 million, respectively, for 2012, compared to $7.4 million and $0.8 million, respectively, for 2011.

(4)
In 2011, we recognized a $5.9 million net candy holding gain resulting from U.S. manufacturer price increases. The net candy holding gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during the year.

(5)	We received an OTP tax settlement of $0.8 million in 2011.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $43.8 million, or 10.0%, to $481.3 million for 2012 from $437.5 million in 2011. The increase in remaining gross profit was driven by a $32.2 million, or 10.8%, increase in food/non-food remaining gross profit and a 2.3% per carton increase in cigarette remaining gross profit. Remaining gross profit margin for 2012 increased slightly to 5.41% from 5.39% for 2011. The increase in remaining gross profit margin was driven by our marketing strategies focused primarily on our food/non-food commodities offset by lower profit margins under the Customer Agreement, lower income from manufacturer price increases, as well as margin compression resulting from price increases by cigarette manufacturers in 2012.
Cigarette remaining gross profit increased 8.3% in 2012 compared to 2011 due primarily to a 5.9% increase in cartons sold, driven by our Southeastern Expansion and sales by FCGC. On a per carton basis, cigarette remaining gross profit increased 2.3% in 2012 compared to 2011.
Food/non-food remaining gross profit increased $32.2 million, or 10.8%, for 2012 compared to 2011, despite a decrease of $3.6 million in inventory holding gains. The increase in food/non-food remaining gross profit was driven by our Southeastern Expansion, FCGC and growth in sales to existing customers. Remaining gross profit margin for our food/non-food category for 2012 was 11.99% compared to 12.39% for 2011. The new Customer Agreement and business acquired with other larger chain customers in 2012 compressed remaining gross profit for food/non-food by approximately 39 basis points. In addition, lower income from manufacturer price increases for food/non-food in 2012 reduced remaining gross profit margin by 17 basis points compared to 2011. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. In addition, to the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 65% of the overall convenience store market in the U.S.
In 2012, our remaining gross profit for food/non-food products was approximately 68.6% of our total remaining gross profit compared to 68.1% in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In 2012, operating expenses increased $31.0 million, or 8.0%, to $419.4 million from $388.4 million in 2011. The increase in operating expenses was due primarily to the new Florida distribution center, additional costs to support the increased sales volume and the acquisition of FCGC in May 2011. Additional items impacting operating expenses for the year ended December 31, 2012 are discussed below. As a percentage of net sales, total operating expenses declined to 4.7% for 2012 compared to 4.8% for 2011.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses in 2012 increased $28.1 million, or 12.0%, to $262.7 million from $234.6 million in 2011. The increase in warehousing and distribution expenses was due primarily to the new Florida distribution center, additional costs to support the increased sales volume, the addition of FCGC and a $2.5 million increase in healthcare claims and workers compensation costs. In addition, warehousing and distribution expenses for 2012 were impacted by temporary operational inefficiencies at certain divisions resulting primarily in higher labor costs, and a $1.0 million increase in net fuel costs, due largely to an increase in miles driven. Although the price we pay for fuel increased only modestly in 2012, future increases or decreases in fuel costs, or in the fuel surcharges we pass on to our customers, may materially impact our financial results depending on the extent and timing of these changes. As a percentage of net sales, warehousing and distribution expenses were 3.0% for 2012 compared to 2.9% for 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses in 2012 increased $2.9 million, or 1.9%, to $153.7 million from $150.8 million in 2011. The increase in SG&A expenses was due primarily to the addition of the Florida distribution center, the acquisition of FCGC and $1.3 million of Davenport acquisition costs, partially offset by a $1.8 million reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims. SG&A expenses for 2011 included $2.7 million of acquisition and start-up costs related to FCGC and $1.8 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the Customer Agreement. As a percentage of net sales, SG&A expenses declined to 1.7% for 2012 compared to 1.9% for 2011.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $2.2 million for 2012 compared to $2.4 million for 2011. The decrease was due primarily to lower fees for unused facility and letter of credit participation, partially offset by an increase in average borrowings during 2012. Average borrowings for 2012 were $26.3 million with an average interest rate of 2.1%, compared to average borrowings of $21.1 million and an average interest rate of 2.2% for 2011.
Interest Income. Interest income was $0.4 million for both 2012 and 2011. Our interest income was derived primarily from earnings on cash balances kept in trust, checking accounts and overnight deposits.
Foreign Currency Transaction Losses, Net. We realized foreign currency transaction losses of $0.2 million for 2012 compared to $0.5 million in 2011. The change was due primarily to the level of investment in our Canadian operations and the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 38.8% for 2012 compared to 39.4% for 2011. The decrease in our effective tax rate for 2012 was due primarily to a higher proportion of earnings from states with lower tax rates and the impact of non-deductible acquisition related costs recognized in each period (see Note 10 - Income Taxes to our consolidated financial statements for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate).
In both 2012 and 2011, the provision for income taxes included a net benefit of $0.5 million related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.

Results of Operations
Comparison 2011 and 2010 (in millions) (1):

		2011			2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$848.1	$8,114.9	100.0%	—%	$7,266.8	100.0%	—%
Net sales — Cigarettes	590.9	5,710.6	70.4	64.1	5,119.7	70.5	64.0
Net sales — Food/non-food	257.2	2,404.3	29.6	35.9	2,147.1	29.5	36.0
Net sales, less excise taxes (2)	653.1	6,163.4	76.0	100.0	5,510.3	75.8	100.0
Gross profit (3)	48.8	434.1	5.3	7.0	385.3	5.3	7.0
Warehousing and
distribution expenses	22.8	234.6	2.9	3.8	211.8	2.9	3.8
Selling, general and
administrative expenses	8.3	150.8	1.9	2.4	142.5	2.0	2.6
Amortization of
intangible assets	0.9	3.0	—	—	2.1	—	—
Income from operations	16.8	45.7	0.6	0.7	28.9	0.4	0.5
Interest expense	(0.2)	(2.4)	—	—	(2.6)	—	—
Interest income	—	0.4	—	—	0.4	—	—
Foreign currency transaction
(losses) gains, net	(1.0)	(0.5)	—	—	0.5	—	—
Income before taxes	16.0	43.2	0.5	0.7	27.2	0.4	0.5
Net income	8.5	26.2	0.3	0.4	17.7	0.2	0.3
Adjusted EBITDA (4)	21.9	91.9	1.1	1.5	70.0	1.0	1.3
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales for 2011 increased by $848.1 million, or 11.7%, to $8,114.9 million from $7,266.8 million in 2010. Excluding the effects of foreign currency fluctuations, net sales increased 11.0% in 2011 compared to 2010, driven primarily by sales attributable to the FCGC and Finkle Distributors, Inc. ("FDI") acquisitions, sales associated with the Customer Agreement and increases in food/non-food sales to existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for 2011 increased by $590.9 million, or 11.5%, to $5,710.6 million from $5,119.7 million in 2010. Net cigarette sales for 2011 increased 10.9%, excluding the effects of foreign currency fluctuations. This increase in net cigarette sales was driven by sales attributable to the FCGC and FDI acquisitions and sales associated with the Customer Agreement. In addition, there was a 3.3% increase in the average sales price per carton due primarily to cigarette price inflation and increases in excise taxes. Total carton sales in 2011 increased 9.2% in the U.S. and increased 1.3% in Canada. Excluding incremental carton sales attributable to the FCGC and FDI acquisitions, carton sales associated with the Customer Agreement and one additional selling day in 2011, carton sales declined by 1.9% in the U.S. While we have experienced only slight declines in carton sales on a comparative basis, consistent with industry trends over the last several years, we believe long-

term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. Total net cigarette sales as a percentage of total net sales were 70.4% in 2011 compared to 70.5% in 2010.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2011 increased $257.2 million, or 12.0%, to $2,404.3 million from $2,147.1 million in 2010. Excluding the effects of foreign currency fluctuations, net sales of our food/non-food products increased 11.3% in 2011. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	2011	2010	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$995.7	$840.9	$154.8	18.4%
Candy	459.8	426.0	33.8	7.9
Other tobacco products	607.9	503.6	104.3	20.7
Health, beauty & general	237.5	220.6	16.9	7.7
Beverages	100.9	152.0	(51.1)	(33.6)
Equipment/other	2.5	4.0	(1.5)	(37.5)
Total Food/Non-food Products	$2,404.3	$2,147.1	$257.2	12.0%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Net sales of food/non-food products increased 15.6% excluding sales of Gatorade, which was moved to a direct-store-delivery ("DSD") format during the first quarter of 2011. The increase in food/non-food sales was driven primarily by sales attributable to the FCGC and FDI acquisitions, the Customer Agreement and incremental sales driven by our sales and marketing initiatives primarily impacting our food category. In addition, sales in our Other Tobacco Products ("OTP") category were positively impacted by an increase in sales of smokeless tobacco products, which we believe is driven by increased regulation of where people can smoke and an increase in excise taxes. Total net sales of food/non-food products as a percentage of total net sales increased slightly to 29.6% for 2011 compared to 29.5% for 2010, despite the addition of FCGC which has a lower percentage of food/non-food net sales.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2011 increased by $48.8 million, or 12.7%, to $434.1 million from $385.3 million in 2010. The increase in gross profit for 2011 was driven primarily by a $42.3 million increase in remaining gross profit, incremental cigarette inventory holding gains of $2.1 million and a net candy holding gain of $5.9 million, both resulting from manufacturer price increases, which also contributed to a $1.7 million increase in LIFO expense. The increase in remaining gross profit was due primarily to the addition of FCGC, the Customer Agreement and sales increases in our food/non-food category.

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2011 and 2010 (in millions)(1):

		2011			2010
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise
Net sales	$848.1	$8,114.9	100.0%	—%	$7,266.8	100.0%	—%
Net sales, less excise taxes (2)	653.1	6,163.4	76.0	100.0	5,510.3	75.8	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$2.1	$8.2	0.10%	0.13%	$6.1	0.08%	0.11%
Net candy holding gain (4)	5.9	5.9	0.07	0.10	—	—	—
OTP tax items (5)	0.2	0.8	0.01	0.01	0.6	0.01	0.01
LIFO expense	(1.7)	(18.3)	(0.22)	(0.30)	(16.6)	(0.23)	(0.30)
Remaining gross profit (6)	42.3	437.5	5.39	7.10	395.2	5.44	7.17
Gross profit	$48.8	$434.1	5.35%	7.04%	$385.3	5.30%	6.99%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $7.4 million and $0.8 million, respectively, for 2011, compared to $5.6 million and $0.5 million, respectively, for 2010.

(4)
We recognized a $5.9 million net candy holding gain resulting from U.S. manufacturer price increases during 2011. The net candy holding gain was estimated as the amount in excess of our normal manufacturer incentives for those products sold during 2011.

(5)	We received an OTP tax settlement of $0.8 million in 2011 and recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $42.3 million, or 10.7%, to $437.5 million for 2011 from $395.2 million in 2010. Remaining gross profit margin was 5.39% of total net sales for 2011 compared with 5.44% in 2010. The addition of FCGC and the new Couche-Tard business reduced remaining gross profit margin by five basis points in 2011. Inflation in cigarette prices compressed our remaining gross profit margin by approximately eight basis points in 2011.
Cigarette remaining gross profit increased 12.0%, or 3.4% on a per carton basis, in 2011 compared to 2010 due primarily to higher remaining gross profit per carton from FCGC, which operates primarily in fair trade states. As we expand our presence into fair trade states cigarette margins will be positively impacted and food/non-food margins will generally be negatively impacted.
Food/non-food remaining gross profit increased $27.3 million, or 10.1%, for 2011 compared to 2010. The increase was driven by the addition of FCGC, the new Couche-Tard business and by our sales and marketing initiatives. Remaining gross profit margin for our food/non-food category decreased approximately 21 basis points in 2011 to 12.39% compared to 12.60% in 2010. Excluding FCGC and the Customer Agreement, which have lower food/non-food margins than the rest of our business, food/non-food remaining gross profit margins increased approximately 22 basis points.
In 2011, our remaining gross profit for food/non-food products was 68.1% of our total remaining gross profit compared to 68.5% in 2010. The decrease in 2011 was due primarily to the addition of FCGC, which derives a higher percentage of its remaining gross profit from cigarettes.We expect FCGC's food/non-food remaining gross profit margin to increase over time as we introduce and implement our marketing programs, including VCI and Fresh, to its customers.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In 2011, operating expenses increased $32.0 million, or 9.0%, to $388.4 million from $356.4 million in 2010. The majority of the increase in operating expenses was attributable to the addition of FCGC, FDI, the new Florida distribution center and other infrastructure costs to support the Customer Agreement. Additional items impacting operating expenses for the year ended December 31, 2011 are discussed below. As a percentage of net sales, total operating expenses declined to 4.8% in 2011 compared to 4.9% in 2010.
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
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.3 million, or 5.8%, in 2011 to $150.8 million from $142.5 million in 2010. The increase in SG&A expenses in 2011 was due primarily to the addition of FCGC including $2.7 million of transition costs, the addition of the Florida distribution center including $1.8 million of start-up costs, other infrastructure costs to support the Customer Agreement and an increase of $2.7 million for employee bonus and stock-based compensation expense, partially offset by a $1.2 million decrease in health and welfare costs. SG&A expenses for 2010 included $2.8 million of FDI integration costs, $1.6 million of costs related to the settlement of insurance claims we inherited from Fleming, our former parent company, and $1.1 million of expenses for advisory and due diligence activities necessary to analyze multiple offers from potential acquirers. As a percentage of net sales, SG&A expenses were 1.9% for 2011 compared with 2.0% for 2010.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees. Interest expense was $2.4 million for 2011 compared to $2.6 million for 2010. Lower fees for unused facility and letter of credit participation were offset in part by higher interest expense due to higher borrowings during 2011. Average borrowings for 2011 were $21.1 million with an average interest rate of 2.2%, compared to average borrowings of $3.1 million and an average interest rate of 2.9% for the same period in 2010.
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
Income Taxes. Our effective tax rate was 39.4% for 2011 compared to 34.9% for 2010. The increase in our effective tax rate for 2011 was due primarily to a higher proportion of earnings from our Canadian operations in 2011, the impact of uncertain tax positions recognized in each period and non-deductible transaction costs related to our recent acquisition of FCGC (see Note 10 - Income Taxes to our consolidated financial statements for a reconciliation of the differences between the federal statutory tax rate and the effective tax rate.)
In 2011, the provision for income taxes included a $0.5 million net benefit, including $0.1 million of interest recovery, compared to a net benefit of $0.5 million, including $0.1 million of interest recovery, for 2010 related to the expiration of the statute of limitations for uncertain tax positions.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2012, 2011 and 2010 (in millions)(1):

	2012	2011	2010
Cigarettes
Net sales	$6,139.4	$5,710.6	$5,119.7
Excise taxes in sales (2)	1,782.4	1,762.1	1,594.2
Net sales, less excise taxes (3)	4,357.0	3,948.5	3,525.5
LIFO expense	8.0	10.4	11.3
Gross profit (4)	151.0	137.4	119.4
Gross profit %	2.46%	2.41%	2.33%
Gross profit % less excise taxes	3.47%	3.48%	3.39%
Remaining gross profit (6)	$151.2	$139.6	$124.6
Remaining gross profit %	2.46%	2.44%	2.43%
Remaining gross profit % less excise taxes	3.47%	3.54%	3.53%

Food/Non-food Products
Net sales	$2,753.0	$2,404.3	$2,147.1
Excise taxes in sales (2)	204.6	189.4	162.3
Net sales, less excise taxes (3)	2,548.4	2,214.9	1,984.8
LIFO expense	4.3	7.9	5.3
Gross profit (5)	325.8	296.7	265.9
Gross profit %	11.83%	12.34%	12.38%
Gross profit % less excise taxes	12.78%	13.40%	13.40%
Remaining gross profit (6)	$330.1	$297.9	$270.6
Remaining gross profit %	11.99%	12.39%	12.60%
Remaining gross profit % less excise taxes	12.95%	13.45%	13.63%

Totals
Net sales	$8,892.4	$8,114.9	$7,266.8
Excise taxes in sales (2)	1,987.0	1,951.5	1,756.5
Net sales, less excise taxes (3)	6,905.4	6,163.4	5,510.3
LIFO expense	12.3	18.3	16.6
Gross profit (4) (5)	476.8	434.1	385.3
Gross profit %	5.36%	5.35%	5.30%
Gross profit % less excise taxes	6.90%	7.04%	6.99%
Remaining gross profit (6)	$481.3	$437.5	$395.2
Remaining gross profit %	5.41%	5.39%	5.44%
Remaining gross profit % less excise taxes	6.97%	7.10%	7.17%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2012, 2011 and 2010 were $7.8 million, $8.2 million and $6.1 million, respectively.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax items and (v) a net candy holding gain. Included in food/non-food gross profit for 2011 was $5.9 million net candy holding gain and an OTP tax settlement of $0.8 million. Included in food/non-food gross profit for 2010 is an OTP tax gain of $0.6 million resulting from a state tax method change, which was recorded as a reduction to our costs of goods sold in 2010.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit. Excluding a net candy holding gain of $5.9 million in 2011, inventory holding gains for our food/non-food commodities decreased by $3.6 million for 2012 compared to 2011 and increased by $3.2 million for 2011 compared to 2010.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2012 were $19.1 million compared to $15.2 million as of December 31, 2011. Our restricted cash as of December 31, 2012 was $10.9 million compared to $12.6 million as of December 31, 2011. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2012, our cash flows from operating activities provided $71.2 million and at December 31, 2012, we had $97.7 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Year ended December 31, 2012
Net cash provided by operating activities increased by $59.9 million to $71.2 million for the year ended December 31, 2012 compared to $11.3 million for the same period in 2011. This increase was due to a $52.8 million increase in net cash provided by working capital and a $7.1 million increase in net income adjusted for non-cash items. The increase in net cash provided by working capital was due primarily to a decrease in inventory and accounts receivable levels during 2012, excluding the impact of the Davenport acquisition. Accounts and other receivables, net, were lower at the end of 2012, due to the timing of collections. The decrease in inventory was due primarily to lower levels of year-end purchases related to seasonal promotional opportunities, new business and holiday timing. Inventory purchases at the end of 2011 were higher to support these activities as more fully described below. Conversely, in 2012 we generated less working capital from accounts payable and cigarette and tobacco taxes payable, which declined consistent with the lower levels of inventory.
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

Cash flows from investing activities
Year ended December 31, 2012
Net cash used in investing activities decreased by $14.5 million to $60.6 million for the year ended December 31, 2012 compared to $75.1 million for the same period in 2011. This decrease was due primarily to a $16.8 million reduction in cash used for acquisitions. In 2012 we acquired Davenport for $34.0 million, net of acquired cash, compared with the acquisition of FCGC in 2011 for which we paid $50.8 million, net of acquired cash. Capital expenditures increased by $4.5 million to $28.6 million in 2012 compared with $24.1 million in 2011. The increase in capital expenditures was due primarily to expansion projects at certain warehouses.
Year ended December 31, 2011
Net cash used in investing activities increased by $24.6 million to $75.1 million for the year ended December 31, 2011 compared to $50.5 million for the same period in 2010. This increase was due primarily to the acquisition of FCGC in 2011 for which we paid $50.8 million, net of acquired cash, compared with the acquisition of FDI in the same period in 2010 for which we paid $35.9 million, net of acquired cash. Capital expenditures increased by $10.2 million to $24.1 million in 2011 compared with $13.9 million for 2010. The increase in capital expenditures was due primarily to the opening of our Florida distribution center and IT and other equipment for FCGC. The remainder of our capital expenditures during 2011 consisted of additions to our trucking fleet, freezer and cooler expansion and other warehouse equipment.
Cash flows from financing activities
Year ended December 31, 2012
Net cash used in financing activities was $6.1 million for 2012 compared to net cash provided of $62.9 million for the same period in 2011, a change of $69.0 million. This change was due primarily to a decrease in net borrowings under our Credit Facility of $50.7 million, a decrease of $21.9 million in book overdrafts, caused by the level of cash on hand in relation to the timing of vendor payments and an $8.4 million increase in cash used to pay dividends to shareholders, all of which were offset by a $13.8 million decrease in cash used to repurchase common stock in 2012.
Year ended December 31, 2011
Net cash provided from financing activities increased by $88.2 million to $62.9 million for 2011 compared to a net cash use of $25.3 million for the same period in 2010. This increase was due primarily to an increase in net borrowings under our Credit Facility of $81.2 million to fund the acquisition of FCGC and our working capital requirements primarily resulting from the timing of year-end inventory purchases. An increase in book overdrafts of $30.0 million, which was caused by the level of cash on hand in relation to the timing of vendor payments, also contributed to the increase in net cash provided, partially offset by $19.0 million used to repurchase common stock in 2011.
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

The following table provides the components of Adjusted EBITDA for years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended December 31,
	2012	2011	2010
Net income	$33.9	$26.2	$17.7
Interest expense, net (1)	1.8	2.0	2.2
Provision for income taxes	21.5	17.0	9.5
Depreciation and amortization	25.3	22.4	19.7
LIFO expense	12.3	18.3	16.6
Stock-based compensation expense	5.8	5.5	4.8
Foreign currency transaction losses (gains), net	0.2	0.5	(0.5)
Adjusted EBITDA	$100.8	$91.9	$70.0
______________________________________________

(1)	Interest expense, net, is reported net of interest income.
Adjusted EBITDA in 2012 increased 9.7% to $100.8 million, including $1.3 million of Davenport acquisition costs, from $91.9 million in 2011. Adjusted EBITDA for 2011 included $4.5 million of acquisition and start-up costs for FCGC and our Florida distribution center. The increase in Adjusted EBITDA in 2012 was driven primarily by the Southeastern Expansion and an increase in gross profit in our food/non-food commodities offset by a reduction in inventory holding profits of $9.9 million compared with 2011.
Adjusted EBITDA in 2011 increased $21.9 million, or 31%, to $91.9 million from $70.0 million in 2010. The increase in Adjusted EBITDA for 2011 was driven primarily by the acquisition of FCGC and our Southeastern Expansion, gross profit expansion in our food/non-food commodities, incremental inventory holding gains and operating expense leverage.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility from February 2014 to May 2016 and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility. At the date of signing the Fourth Amendment, we incurred fees of $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2012	2011
Amounts borrowed	$73.3	$62.0
Outstanding letters of credit	19.8	23.7
Amounts available to borrow (1)	97.7	106.2
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the years ended December 31, 2012 and 2011 were $26.3 million and $21.1 million , respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million and zero to $89.5 million, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2012 and 2011 was and 2.1% and 2.2%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.9 million, $1.3 million, and $1.8 million for 2012, 2011 and 2010, respectively. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.5 million and $1.9 million as of December 31, 2012 and 2011, respectively.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2012 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$73.3	$—	$—	$73.3	$—
Purchase obligations (2)	1.2	1.2	—	—	—
Letters of credit	19.8	19.8	—	—	—
Operating leases	216.8	35.1	55.5	44.9	81.3
Capitalized leases (3)	12.3	0.9	1.6	1.5	8.3
Total contractual obligations (4)(5)(6)	$323.4	$57.0	$57.1	$119.7	$89.6
______________________________________________

(1)
Represents amounts borrowed under our revolving Credit Facility and does not include interest costs associated with the Credit Facility which had a weighted-average interest rate of 2.1% for the year ended December 31, 2012.

(2)
Our purchase obligations at December 31, 2012 were primarily related to delivery equipment. Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

(3)
Represents warehouse facility, refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt. Interest costs associated with the capitalized leases are not included in the table above.

(4)
We have not included in the table above claims liabilities of $28.1 million, net of current portion, which includes health and welfare, workers' compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, we have a $10.0 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $1.6 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 10 - Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2012, our standby letters of credit issued under our Credit Facility were $19.8 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.

Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2027, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $2.7 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with us to supply their stores.

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
The allowance for doubtful accounts at December 31, 2012, 2011 and 2010 amounted to 4.5%, 4.2% and 4.5%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $2.0 million for both 2012 and 2011 and $1.4 million for 2010. As a percentage of net sales, our bad debt expense was less than 0.1% for 2012, 2011 and 2010.
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

Customers' Sales Incentives -- We provide sales rebates or discounts to our customers on a regular basis. The customers' sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Additionally, we may provide racking allowances for the customers' commitments to continue using us as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2012 and 2011 (in millions):

	2012			2011
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers' compensation	$4.8	$26.2	$31.0	$5.2	$26.5	$31.7
Auto & general insurance	1.1	1.6	2.7	1.1	1.0	2.1
Health & welfare	2.6	0.3	2.9	1.6	0.3	1.9
Total gross claims liabilities	$8.5	$28.1	$36.6	$7.9	$27.8	$35.7

Insurance recoverables	$(2.1)	$(17.6)	$(19.7)	$(2.2)	$(17.8)	$(20.0)

Reserves (net):
Workers' compensation	$2.9	$9.1	$12.0	$3.3	$9.2	$12.5
Auto & general insurance	0.9	1.1	2.0	0.8	0.5	1.3
Health & welfare	2.6	0.3	2.9	1.6	0.3	1.9
Reserves (net):	$6.4	$10.5	$16.9	$5.7	$10.0	$15.7
______________________________________________
The increase in these reserves for 2012 was due primarily to a higher number of claims and reported losses for our general and auto insurance liability and health and welfare liability, combined with the addition of our new division in North Carolina. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers' compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2012 by $0.7 million, $0.1 million and $0.2 million, respectively.

Pension Liabilities
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, "the Pension Plans") for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $10.0 million and $9.3 million at December 31, 2012 and 2011, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans, and these plans were merged into our defined benefit pension plan effective December 2007.
The determination of the obligation and expense associated with our Pension Plans are dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 11 to the consolidated financial statements and include, among other things, the weighted-average discount rate, the expected weighted-average long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other post-retirement obligations and the future expense.
      We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine the pension obligation and pension expense were 3.80% and 4.72%, respectively, for 2012 and 4.72% and 5.04%, respectively, for 2011. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 7.25% and 7.35% for 2012 and 2011, respectively.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2012 is as follows (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	N/A	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$0.9 / (1.0)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)
Long-Lived and Other Intangible Assets Impairment
We review our intangible and other long-lived assets for potential impairment at least quarterly. Long-lived and other intangible assets may also be tested for impairment when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and other intangible assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management's expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2012, 2011 and 2010, we did not record impairment losses related to long-lived and other intangible assets or assets identified for abandonment as a result of facility closures or facility relocation.

Goodwill Impairment
We test goodwill for impairment at the end of each year, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. We first assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate for impairment are performed at the operating division level. In the first step of the quantitative impairment test, we compare the fair value of the operating division to its carrying value. If the fair value of the division is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each division is based on the discounted cash flow method. This method is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective beginning after December 15, 2012. We do not expect this update to have a material effect on our consolidated financial statements.
In June 2011, the FASB ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted this pronouncement upon its effective date beginning January 1, 2012.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This pronouncement was effective for the Company beginning January 1, 2012.

Forward-Looking Trends and Other Information
Cigarette Industry Trends
Cigarette Consumption

Cigarette carton sales for the industry have been in decline in the U.S. and Canada for more than a decade and in recent years we have seen a shift to other tobacco products including smokeless products.  We believe overall cigarette consumption will continue to decline in the foreseeable future due to factors such as increases in the prices of cigarettes, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, all of which may lead to reduced consumption or consumers purchasing cigarettes from illicit markets.

Consistent with the industry, our cigarette carton sales have declined on average over the last five years on a comparable basis.  However, these declines in cigarette carton sales have been mitigated by increases in cigarette prices by the manufacturers. In addition, our same store carton decline is often masked by market share gains. These market share gains, and equally important, price increases have driven our ability to make more profit dollars from cigarette sales during this long secular decline in demand.  Despite our belief that this secular decline will continue at about the same pace, we also believe that we will continue to grow our gross profit dollars from cigarette sales based on our expectation that cigarette manufacturers will continue to raise prices as carton sales decline and that we will continue to take market share.

Cigarette Inventory Holding Gains
Distributors such as Core-Mark may, from time to time, earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding gains. These gains are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette inventory holding gains were $7.8 million, or 1.6%, of our gross profit for 2012 and $8.2 million, or 1.9%, of our gross profit, for 2011 and $6.1 million, or 1.6% of our gross profit for 2010. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Food/Non-food Product Trends
We focus virtually all our marketing efforts on growing our food/non-food product sales. These products have significantly higher margins than cigarette products. Our goal is to continue to increase food/non-food product sales in the future to potentially offset the decline in cigarette cartons as well as enhance our profits and those of our customers.
We believe, based upon recent industry trends, that the convenience industry is selling more of these food/non-food items.  We have specifically focused more heavily on fresh and healthy offerings because we believe that over the long-term the convenience shopper is trending toward these type items. These products tend to earn somewhat higher margins than most other food/non-food products we distribute.  Industry experts have indicated that fresh food is driving more and more shopping trips among consumers, and we are positioning ourselves and our customers to benefit from that trend. Ultimately, the consumer will determine what products are sold in the convenience store, but trends indicate that perishable foods will serve a more important role in the convenience retail channel in the future.
 Generally we benefit from inflation in products, however we did not see much inflation in 2012 food/non-food product categories compared to 2011.  Price is controlled by the manufacturer and thus future levels of price inflation cannot be estimated by us.  Historically we have seen inflation in non-cigarette categories during times of steep commodity price increases and steep fuel price inflation.
General Economic Trends
Economic Conditions
Protracted challenging economic conditions, including high unemployment and underemployment rates, depressed real estate values, losses to consumer retirement and investment accounts, increases in food and other commodity prices and the outcome of political events (e.g. resolution of the national debt ceiling) may result  in weakened consumer confidence and curtailed consumer spending in certain sectors. If these economic conditions are severe and/or persist for a prolonged period, we expect that our customers would experience reduced sales, which, in turn, would adversely affect demand for our products and could lead to reduced sales and increased pressures on our margins. In addition, severe adverse economic conditions  may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
Inflation/Deflation
Historically, we have benefited from manufacturer price increases, both as a result of inventory holding gains and our cost plus pricing structure. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of sales, because we are paid on a cents per carton basis for cigarette sales. As a result, cigarette gross profit percentages typically decline from marked increases in the underlying product costs or excise tax increases, regardless of the fact that absolute gross profit dollars on a cents per carton basis may have increased.  This is due to the disparity in the absolute dollars of the underlying product costs and excise taxes compared to the cents per carton that we make in gross profit.
Our food/non-food sales are generally priced based on the manufacturer's cost of the product plus a percentage markup. As a result, we generally benefit from food/non-food price increases. However, during periods of cost deflation or stagnation for these products our profit levels may be negatively impacted, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. To the extent that we are unable to pass on product cost increases and underlying carrying costs to our customers, our profit margins and earnings could be negatively impacted.
Inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

ITEM 7. A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 21 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2012), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our shareholders' equity due to the translation of the Canadian branches' financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2012 would have negatively impacted our net sales for 2012 by 1.3% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2012 would have resulted in a $0.9 million increase in foreign currency transaction losses for 2012 which are included in our Consolidated Statements of Operations. We did not engage in hedging transactions during 2012, 2011 or 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the J.T. Davenport division, which was acquired on December 17, 2012 and whose financial statements constitute less than 8% of total assets, and less than 1% of income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at the J.T. Davenport division. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2013

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19.1	$15.2
Restricted cash	10.9	12.6
Accounts receivable, net of allowance for doubtful accounts of $10.9 and $9.6
at December 31, 2012 and December 31, 2011, respectively (Note 4)	228.1	215.7
Other receivables, net (Note 4)	53.8	42.0
Inventories, net (Note 5)	366.4	362.3
Deposits and prepayments (Note 4)	40.3	48.2
Deferred income taxes (Note 10)	8.2	6.2
Total current assets	726.8	702.2
Property and equipment, net (Note 6)	114.7	99.5
Goodwill (Note 7)	22.8	16.2
Other intangible assets, net (Note 7)	21.4	21.3
Other non-current assets, net (Note 4)	33.5	31.0
Total assets	$919.2	$870.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94.4	$91.5
Book overdrafts (Note 2)	24.7	27.1
Cigarette and tobacco taxes payable	165.6	173.4
Accrued liabilities (Note 4)	79.5	78.6
Deferred income taxes (Note 10)	3.4	0.3
Total current liabilities	367.6	370.9
Long-term debt (Note 8)	84.7	63.1
Deferred income taxes (Note 10)	11.7	9.8
Other long-term liabilities	12.1	9.5
Claims liabilities, net (Note 2)	28.1	27.8
Pension liabilities (Note 11)	14.8	13.6
Total liabilities	519.0	494.7
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 12,602,806 and
12,382,724 shares issued; 11,446,229 and 11,344,947 shares outstanding at
December 31, 2012 and December 31, 2011, respectively)	0.1	0.1
Additional paid-in capital	249.2	240.1
Treasury stock at cost (1,156,577 and 1,037,777 shares of common stock at
December 31, 2012 and December 31, 2011, respectively)	(37.4)	(32.2)
Retained earnings	194.9	171.6
Accumulated other comprehensive loss	(6.6)	(4.1)
Total stockholders’ equity	400.2	375.5
Total liabilities and stockholders’ equity	$919.2	$870.2
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$8,892.4	$8,114.9	$7,266.8
Cost of goods sold	8,415.6	7,680.8	6,881.5
Gross profit	476.8	434.1	385.3
Warehousing and distribution expenses	262.7	234.6	211.8
Selling, general and administrative expenses	153.7	150.8	142.5
Amortization of intangible assets	3.0	3.0	2.1
Total operating expenses	419.4	388.4	356.4
Income from operations	57.4	45.7	28.9
Interest expense	(2.2)	(2.4)	(2.6)
Interest income	0.4	0.4	0.4
Foreign currency transaction (losses) gains, net	(0.2)	(0.5)	0.5
Income before income taxes	55.4	43.2	27.2
Provision for income taxes (Note 10)	(21.5)	(17.0)	(9.5)
Net income	$33.9	$26.2	$17.7

Basic net income per common share (Note 12)	$2.96	$2.30	$1.64
Diluted net income per common share (Note 12)	$2.91	$2.23	$1.55

Basic weighted-average shares (Note 12)	11.5	11.4	10.8
Diluted weighted-average shares (Note 12)	11.6	11.7	11.4

Dividends declared and paid per common share	$0.89	$0.17	$—
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$33.9	$26.2	$17.7
Other comprehensive income (loss), net of tax:
Defined benefit plans adjustments (Note 15)	(2.9)	(2.7)	0.2
Foreign currency translation adjustment gain (loss)	0.4	(0.3)	1.2
Other comprehensive (loss) income, net of tax	(2.5)	(3.0)	1.4
Comprehensive income	$31.4	$23.2	$19.1
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional				Accumulated Other	Total
	Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	11.0	$0.1	$216.2	(0.5)	$(13.2)	$129.6	$(2.5)	$330.2
Net income	—	—	—	—	—	17.7	—	17.7
Other comprehensive income, net of tax	—	—	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	—	4.8	—	—	—	—	4.8
Cash proceeds from exercise of
common stock options and warrants	0.5	—	8.3	—	—	—	—	8.3
Excess tax deductions associated with
stock-based compensation	—	—	2.0	—	—	—	—	2.0
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Balance, December 31, 2010	11.6	0.1	229.6	(0.5)	(13.2)	147.3	(1.1)	362.7
Net income	—	—	—	—	—	26.2	—	26.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.0)	(3.0)
Dividends declared	—	—	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1
Cash proceeds from exercise of
common stock options and warrants	0.7	—	5.4	—	—	—	—	5.4
Excess tax deductions associated with
stock-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.5)	(19.0)	—	—	(19.0)
Balance, December 31, 2011	12.4	0.1	240.1	(1.0)	(32.2)	171.6	(4.1)	375.5
Net income	—	—	—	—	—	33.9	—	33.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.5)	(2.5)
Dividends declared	—	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2
Cash proceeds from exercise of
common stock options	0.1	—	3.8	—	—	—	—	3.8
Excess tax deductions associated with
stock-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(2.0)	—	—	—	—	(2.0)
Repurchase of common stock		—	—	(0.1)	(5.2)	—	—	(5.2)
Balance, December 31, 2012	12.6	$0.1	$249.2	(1.1)	$(37.4)	$194.9	$(6.6)	$400.2
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$33.9	$26.2	$17.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	12.1	18.2	16.5
Amortization of debt issuance costs	0.4	0.5	0.5
Stock-based compensation expense	5.8	5.5	4.8
Bad debt expense, net	2.0	2.0	1.4
Loss on disposals	—	0.2	0.7
Depreciation and amortization	25.3	22.4	19.7
Foreign currency transaction losses (gains), net	0.2	0.5	(0.5)
Deferred income taxes	0.9	(2.0)	5.2
Changes in operating assets and liabilities:
Accounts receivable, net	7.1	(20.0)	2.5
Other receivables, net	(10.6)	1.9	(3.5)
Inventories, net	5.3	(78.0)	(18.8)
Deposits, prepayments and other non-current assets	3.9	(12.4)	2.3
Accounts payable	0.6	30.0	(6.4)
Cigarette and tobacco taxes payable	(10.3)	7.5	32.1
Pension, claims, accrued and other long-term liabilities	(5.4)	10.3	0.6
Income taxes payable	—	(1.5)	0.1
Net cash provided by operating activities	71.2	11.3	74.9
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(34.0)	(50.8)	(35.9)
Change in restricted cash	2.0	(0.1)	0.2
Additions to property and equipment, net	(28.6)	(24.1)	(13.9)
Capitalization of software	(0.2)	(0.2)	(1.0)
Proceeds from sale of fixed assets	0.2	0.1	0.1
Net cash used in investing activities	(60.6)	(75.1)	(50.5)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	11.3	62.0	(19.2)
Dividends paid	(10.3)	(1.9)	—
Payments of financing costs	—	(0.7)	(1.8)
Repurchases of common stock	(5.2)	(19.0)	—
Proceeds from exercise of common stock options and warrants	3.8	5.4	8.3
Tax withholdings related to net share settlements of restricted stock units	(2.0)	(1.7)	(1.7)
Excess tax deductions associated with stock-based compensation	1.1	1.7	2.0
(Decrease) increase in book overdrafts	(4.8)	17.1	(12.9)
Net cash (used in) provided by financing activities	(6.1)	62.9	(25.3)
Effects of changes in foreign exchange rates	(0.6)	—	(0.7)
Increase (decrease) in cash and cash equivalents	3.9	(0.9)	(1.6)
Cash and cash equivalents, beginning of period	15.2	16.1	17.7
Cash and cash equivalents, end of period	$19.1	$15.2	$16.1
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$11.7	$11.8	$10.6
Interest paid	1.6	2.0	1.7
Non-cash capital lease obligations incurred	$11.4	$0.4	$0.2
Non-cash indemnification holdback	$4.0	$—	$—
Contingent consideration related to acquisition of business	$0.6	$—	$1.0
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 29,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.
Use of Estimates
These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the allowance for doubtful accounts, LIFO valuation, inventory reserves, valuation of goodwill and other long-lived assets, the realizability of deferred income taxes, uncertain tax positions, pension obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue at the point at which the product is delivered and title passes to the customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on our returns experience which has historically not been significant. We also earn management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of our total net sales for 2012, 2011 and 2010. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
Business Combinations
We account for all business combinations using the acquisition method of accounting. Under this method of accounting, we allocate the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition related expenses and transaction costs associated with business combinations are expensed as incurred.
 Vendor and Sales Incentives
Vendor Rebates and Promotional Allowances -- Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs were provided. Certain vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $128.0 million, $108.3 million and $103.2 million in 2012, 2011 and 2010, respectively.
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
Excise Taxes
We are responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. As such, these excise taxes are a significant component of our net sales and cost of sales. In 2012, 2011 and 2010, approximately 22%, 24% and 24% of our net sales, and approximately 24%, 25% and 26% of our cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on product manufacturers who pass the tax on to us as part of the product cost and are not a component of our excise taxes.
Foreign Currency Translation
The operating assets and liabilities of our Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Adjustments resulting from such translation are presented as foreign currency translation adjustments, net of applicable income taxes, and are included in other comprehensive income. The statements of operations, including income and expenses, of our Canadian operations are translated to U.S. dollars at average exchange rates for the period for financial reporting purposes. We also recognize gains or losses on foreign currency exchange transactions between our Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations.
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and all highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities. As of December 31, 2012, we had cash book overdrafts of $24.7 million compared to $27.1 million as of December 31, 2011. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. Our policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under our line of credit.
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
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Unobservable inputs for the asset or liability, which reflect the Company's own assumptions about what market participants would assume when pricing the asset or liability.
(See Note 11 - Employee Benefit Plans.)
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

A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Alimentation Couche-Tard, Inc. (“Couche-Tard”), our largest customer, accounted for 13.7% of total net sales during 2012. No single customer accounted for 10% or more of our total net sales during 2011 and 2010. In addition, no single customer accounted for 10% or more of our accounts receivables as of December 31, 2012 or December 31, 2011.
We have two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. represented approximately 27% of our total product purchases for each of 2012 and 2011 and 28% for 2010. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% for 2012 and 2011 and 13% for 2010.
Cigarette sales represented approximately 69.0%, 70.4% and 70.5% of our net sales in 2012, 2011 and 2010, respectively, and contributed approximately 31.7% of our gross profit in each of 2012 and 2011 and 31.0% in 2010. Although cigarettes represent a significant portion of our total net sales, the majority of our gross profit is generated from food/non-food products.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables from customers. We evaluate the collectability of accounts receivable and determine the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless (see Note 4 - Other Consolidated Balance Sheet Accounts Detail).
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. We evaluate the collectability of amounts due from vendors and determine the appropriate allowance for doubtful accounts based on historical experience and on a review of specific amounts outstanding.
 Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products and related consumable products held for re-sale, and are valued at the lower of cost or market. In the U.S., cost is primarily determined on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information if necessary. When we are aware of material price increases or decreases from manufacturers, we will estimate the producer price index for the respective period in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 87% and 86% of our inventory was valued on a LIFO basis at December 31, 2012 and 2011, respectively.
During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. We reduce inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience. We had a decrement in certain of our LIFO inventory layers of $23.2 million in 2012 and $2.4 million in 2011, which had the effect of reducing our LIFO expense on our consolidated statements of operations by $1.6 million in 2012 and $0.6 million in 2011. Approximately $20.0 million of the $23.2 million decrement in 2012 was the result of a reduction in LIFO layers created in 2011, due to a temporary increase in inventory to support new business and holiday timing at the end of 2011.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred.

We have determined the following depreciable lives for our property and equipment:

Useful Life in Years
Office furniture and equipment	3 to 10
Delivery equipment	4 to 10
Warehouse equipment	5 to 15
Leasehold improvements	3 to 25
Buildings	15 to 25
Impairment of Long-lived and Other Intangible Assets
We review our intangible and other long-lived assets for potential impairment at least quarterly. Long-lived and other intangible assets may also be tested for impairment when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and other intangible assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2012, 2011 and 2010, we did not record impairment losses related to long-lived and other intangible assets or assets identified for abandonment as a result of facility closures or facility relocation.
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment at the end of each year, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. We first assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate for impairment are performed at the operating division level. In the first step of the quantitative impairment test, we compare the fair value of the operating division to its carrying value. If the fair value of the division is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each division is based on the discounted cash flow method. This method is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy (see Note 7 - Goodwill and Other Intangible Assets).
Computer Software Developed or Obtained for Internal Use
We account for proprietary computer software systems, namely our Distribution Center Management System (“DCMS”), using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to eight years. In each of 2012 and 2011 we capitalized approximately $0.2 million and in 2010, approximately $1.0 million, primarily for enhancements to DCMS and other systems.
Debt Issuance Costs
Debt issuance costs have been deferred and are amortized as interest expense over the term of the related debt agreement on a straight-line basis which approximates the effective interest method. Debt issuance costs, net of current portion, are included in other non-current assets on the accompanying consolidated balance sheets. Total unamortized debt issuance costs were $1.5 million as of December 31, 2012 and $1.9 million as of December 31, 2011.

Claims Liabilities and Insurance Recoverables
We maintain reserves related to health and welfare, workers' compensation, auto and general liability programs that are principally self-insured. We currently have a per-claim deductible of $500,000 for our workers' compensation, general and auto liability self-insurance programs and a per person annual claim deductible of $200,000 for our health and welfare program. We purchase insurance to cover the claims that exceed the deductible up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers' compensation, auto and general liability insurance are based on our assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. We had gross liabilities for health and welfare, workers' compensation, auto and general liability self-insurance obligations at December 31, 2012 and 2011 in the amounts of $28.1 million long-term and $8.5 million short-term, and $27.8 million long-term and $7.9 million short-term, respectively. Our liabilities net of insurance recoverables at December 31, 2012 and 2011 were $10.5 million long-term and $6.4 million short-term, and $10.0 million long-term and $5.7 million short-term, respectively.
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. We recognize in the consolidated balance sheets an asset for a plan's overfunded status or a liability for a plan's underfunded status as of the end of each fiscal year. We determine the plan's funded status by measuring its assets and its obligations, and we recognize changes in the funded status of our defined benefit post-retirement plan in the year in which the change occurred (see Note 11 - Employee Benefit Plans).
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We have established an estimated liability for income tax exposures that arise and meet the criteria for accrual. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions' tax court systems. We classify interest and penalties related to income taxes as income tax expense (see Note 10 - Income Taxes).
Stock-Based Compensation
We account for stock-based compensation expense for restricted stock unit awards, performance shares and stock options by estimating the fair values of awards at their grant dates and amortizing these amounts as expense using a straight-line method for awards with vesting based on service and ratably for awards based on performance conditions. The fair value of restricted stock unit awards and performance shares earned is based upon our stock price on the grant date.
For stock option awards, we use the Black-Scholes option valuation model to determine the fair value (see Note 13 - Stock-Based Compensation Plans). Determining the appropriate fair value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

Total Comprehensive Income
Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to transactions and adjustments that under generally accepted accounting principles are recorded directly as an element of stockholders' equity, but are excluded from net income. Other comprehensive income is comprised of defined benefit plan adjustments and foreign currency translation adjustments relating to our foreign operations in Canada whose functional currency is not the U.S. dollar (see Note 15 - Other Comprehensive Income (Loss) and Consolidated Statements of Comprehensive Income).
Segment Information
We report our segment information using established standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way we are organized for operational decisions and assessment of the aggregate financial performance. From the perspective of our chief operating decision makers, we are engaged in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (Collectively "North America"). Therefore, we have determined that we have one reportable segment and operate our business in two geographical areas -- U.S. and Canada. We present our segment reporting information based on business operations for each of the two geographic areas in which we operate our business and also by major product category (see Note 16 - Segment and Geographic Information).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units and performance shares. Diluted earnings per share assumes the exercise of stock options and common stock warrants, the impact of restricted stock units and performance shares, when dilutive, using the treasury stock method (see Note 12 - Earnings Per Share).
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective beginning after December 15, 2012. We do not expect this update to have a material effect on our consolidated financial statements.
In June 2011, the FASB ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted this pronouncement upon its effective date beginning January 1, 2012.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This pronouncement was effective for the Company beginning January 1, 2012.

3.    Acquisitions
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a large convenience wholesaler, located in North Carolina, which thereafter became a subsidiary of Core-Mark. Davenport services approximately 1,800 customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence primarily in the Southeast U.S. and further supported our ability to cost effectively service national and regional retailers. Total purchase consideration to acquire Davenport was approximately $38.9 million of which $34.3 million was paid at closing. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.

The following table presents the assets acquired and liabilities assumed based on their estimated fair values and purchase consideration as of the acquisition date, which are considered preliminary and subject to change for up to one year from the acquisition date (in millions).

December 17, 2012
Cash	$0.3
Accounts receivable	21.2
Other receivables	1.2
Inventory	20.3
Prepaid expenses / other assets	2.5
Property, plant and equipment	5.9
Intangible assets	2.8
Goodwill	6.6
Net deferred tax liabilities	(1.9)
Capital lease liability	(10.9)
Other liabilities	(9.1)
Total consideration	$38.9
The purchase price allocation presented herein is based on a preliminary valuation and the purchase price is subject to the completion of a closing adjustment period under the agreement. In addition, there is a $4.0 million indemnity holdback for any post-closing liabilities in connection with the acquisition, which will be released, less indemnity claims, to the former owners in equal installments over the next four years. Total purchase consideration includes $0.6 million in contingent payments related to non-competition agreements. While we do not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values upon completion of the final valuation may change the amount allocable to goodwill.
Intangible assets include $2.1 million for customer relationships which is being amortized over 10 years and $0.7 million for non-competition agreements, the majority of which is being amortized over 5 years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The acquisition resulted in $6.6 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition reflects the synergies the Company expects to realize as a result of the business combination. The goodwill is not deductible for tax purposes. The $1.9 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the assets, whose estimated fair value was determined by the valuation. Simultaneous with the closing of the acquisition, we executed a capital lease for a warehouse facility in Sanford, North Carolina with some of the former owners of Davenport who are now employees of the Company. The lease has an initial 10 year term and a capital lease obligation of $10.9 million as of December 31, 2012.
Results of operations of Davenport have been included in Core-Mark’s consolidated statements of operations and comprehensive income since the date of acquisition through December 31, 2012. In addition, we incurred $1.3 million of acquisition related costs which are included in our selling, general and administrative expenses for 2012.
We did not consider the Davenport acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business.
Acquisition of Forrest City Grocery Company
On May 2, 2011, Core-Mark acquired Forrest City Grocery Company (“FCGC”), located in Forrest City, Arkansas, and FCGC thereafter became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. The acquisition provided Core-Mark with additional infrastructure and increased its market share in the Southeastern U.S.
Total consideration to acquire FCGC was approximately $54.0 million. The total consideration increased by $1.0 million during 2012 due primarily to the reduction of certain pre-acquisition tax liabilities. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility. The FCGC acquisition was accounted for as a business combination.

The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired, liabilities assumed and recognized at the acquisition date (in millions):

May 2, 2011
Cash	$3.5
Accounts receivable	18.4
Other receivables	0.4
Inventory	13.0
Prepaid expenses / other assets	2.0
Property, plant and equipment	6.0
Intangible assets	18.4
Goodwill	11.6
Net deferred tax liabilities	(7.0)
Other liabilities	(12.3)
Total consideration	$54.0
Intangible assets include $16.4 million for customer relationships which is being amortized over 15 years and $2.0 million for non-competition agreements, the majority of which is being amortized over 5 years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
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
The purchase price allocation presented herein is based on a final valuation; however, as of December 31, 2012, there is a remaining escrow reserve of approximately $17.0 million for indemnifiable claims in connection with the acquisition. The escrow reserve, subject to adjustment, is available for claims through May 2015.
Results of operations of FCGC have been included in Core-Mark’s consolidated statements of operations and comprehensive income since the date of acquisition. We did not consider the FCGC acquisition to be a material business combination in 2011 and therefore have not disclosed pro-forma results of operations for the acquired business.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	2012	2011	2010
Balance, beginning of year	$9.6	$8.7	$9.1
Net additions charged to operations	2.0	2.0	1.4
Less: Write-offs and adjustments	(0.7)	(1.1)	(1.8)
Balance, end of year	$10.9	$9.6	$8.7
The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of our selling, general and administrative expenses. We continually assess our collection risks and make appropriate adjustments, as deemed necessary, to the allowance for doubtful accounts to ensure that reserves for accounts receivable are adequate.

Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2012	December 31, 2011
Vendor receivables, net	$41.2	$29.2
Insurance recoverables, current	2.2	2.2
Other	10.4	10.6
Total other receivables, net	$53.8	$42.0
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2012	December 31, 2011
Deposits	$4.8	$3.8
Prepaid taxes	3.7	8.8
Vendor prepayments	18.8	22.7
Other prepayments	13.0	12.9
Total deposits and prepayments	$40.3	$48.2
Deposits include amounts related primarily to cigarette stamps and workers' compensation claims. Other prepayments include prepayments relating to insurance policies, prepaid rent and up-front consideration to customers.
Other Non-Current Assets, Net
Other non-current assets, net, consist of the following (in millions):

	December 31, 2012	December 31, 2011
Insurance recoverables, net of current portion	$17.6	$17.7
Debt issuance costs, net of current portion	1.0	1.5
Insurance deposits, net of current portion	3.6	2.9
Racking allowances, net	4.4	5.9
Other assets	6.9	3.0
Total other non-current assets, net	$33.5	$31.0
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2012	December 31, 2011
Accrued payroll, retirement and other benefits	$27.7	$26.6
Claims liabilities, current	8.5	7.9
Other accrued expenses	28.4	31.6
Accrued customer incentives payable	14.9	12.5
Total accrued liabilities	$79.5	$78.6
Our accrued payroll, retirement and other benefits include accruals for vacation, bonus, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. Our other accrued expenses include accruals for goods and services taxes, vendor advances, legal expenses, interest and other miscellaneous accruals.

5.    Inventories
Inventories consist of the following (in millions):

	December 31, 2012	December 31, 2011
Inventories at FIFO, net of reserves	$456.7	$440.3
Less: LIFO reserve	(90.3)	(78.0)
Total inventories at LIFO, net of reserves	$366.4	$362.3
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $90.3 million higher at December 31, 2012, compared to $78.0 million higher at December 31, 2011. We recorded LIFO expense of $12.3 million, $18.3 million and $16.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6.    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31, 2012	December 31, 2011
Delivery, warehouse and office equipment (1)	$156.2	$138.1
Leasehold improvements	32.3	28.7
Land and buildings (2)	24.9	15.2
Construction in progress	1.4	—
	214.8	182.0
Less: Accumulated depreciation and amortization	(100.1)	(82.5)
Total property and equipment, net	$114.7	$99.5
______________________________________________
(1) Includes $2.1 million of equipment capital leases for 2012 and $1.6 million for 2011.
(2) Includes $4.8 million for a warehouse facility capital lease entered into in 2012.
For 2012, 2011 and 2010, depreciation and amortization expenses related to property and equipment were $18.5 million, $16.2 million and $15.0 million, respectively. Property and equipment includes accruals for construction in progress of $0.2 million in 2012 and $1.5 million in 2011.

7.    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2012 and 2011 are as follows (in millions):

	2012	2011
Goodwill, beginning of year	$16.2	$4.6
FCGC Acquisition	—	11.6
Davenport Acquisition	6.6	—
Goodwill, end of year	$22.8	$16.2
We test goodwill for impairment at the end of each year, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Based on the goodwill impairment tests performed as of December 31, 2012 and 2011, there was no impairment of goodwill for each of the respective years.

Other Intangible Assets
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2012 and 2011 are as follows (in millions):

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$21.6	$(3.0)	$18.6	$19.5	$(1.6)	$17.9
Non-competition agreements	3.2	(1.0)	2.2	2.5	(0.5)	2.0
Internally developed and other purchased software	9.9	(9.3)	0.6	9.6	(8.2)	1.4
Total other intangible assets	$34.7	$(13.3)	$21.4	$31.6	$(10.3)	$21.3
The gross carrying amount of other intangible assets increased due primarily to the addition of the customer relationships valued at $2.1 million and non-compete agreements of $0.7 million related to the acquisition of Davenport in 2012. The amortization of intangible assets, inclusive of non-compete agreements, customer lists and internally developed and other purchased software, recorded in the consolidated statements of operations was $3.0 million for both 2012 and 2011 and $2.1 million for 2010.
Intangible assets and software with definite useful lives are amortized over the following useful lives:

Useful Life in Years
Customer relationships	10-15
Non-competition agreements	1-5
Software	3-8
Estimated future amortization expense for intangible assets are as follows (in millions):

Year ending December 31,
2013	$2.7
2014	2.4
2015	2.2
2016	1.8
2017	1.6

8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,	December 31,
	2012	2011
Amounts borrowed (Credit Facility)	$73.3	$62.0
Obligations under capital leases	11.4	1.1
Total long-term debt	$84.7	$63.1
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which also provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 5, 2011, we entered into a fourth amendment to our Credit Facility (the "Fourth Amendment"), which extended our Credit Facility from February 2014 to May 2016 and reduced the unused facility fees and the margin on LIBOR or CDOR borrowings. The margin added to LIBOR or CDOR is a range of 175 to 225 basis points. The Fourth Amendment ties the LIBOR or CDOR margin to the amount of available credit under the revolving Credit Facility. At the date of signing the Fourth Amendment, we incurred fees of $0.7 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).

The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2012, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2012	2011
Amounts borrowed	$73.3	$62.0
Outstanding letters of credit	19.8	23.7
Amounts available to borrow (1)	97.7	106.2
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2012 and 2011 were $26.3 million and $21.1 million , respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $91.5 million and zero to $89.5 million, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the years ended December 31, 2012 and 2011was 2.1% and 2.2%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.9 million, $1.3 million, and $1.8 million for 2012, 2011 and 2010, respectively. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.5 million and $1.9 million as of December 31, 2012 and 2011, respectively.

9.	Commitments and Contingencies
Purchase Commitments
We enter into purchase commitments in the ordinary course of business. As of December 31, 2012 and 2011, we had $1.2 million in purchase obligations primarily related to delivery equipment.
Operating Leases
We lease most of our sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2027, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require us to pay taxes, maintenance and insurance. In most instances, we expect the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2012 (in millions):

Year ending December 31,
2013	$35.1
2014	29.5
2015	26.0
2016	23.8
2017	21.1
2018 and Thereafter	81.3
Total	$216.8
For 2012, 2011 and 2010, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $41.8 million, $38.7 million and $35.8 million, respectively.
Capital Leases
As of December 31, 2012 and 2011, we had approximately $12.3 million and $1.3 million, respectively, in capital lease obligations, related to a warehouse facility, refrigeration and other office and warehouse equipment with lease agreements expiring at various dates through 2022, excluding renewal options. Capital lease obligations increased in 2012 compared with 2011 due primarily to the execution of a $10.9 million warehouse facility lease associated with the acquisition of Davenport. (See Note 3 - Acquisitions).
Future minimum lease payments under non-cancelable capital leases were as follows as of December 31, 2012 (in millions):

Year ending December 31,
2013	$1.4
2014	1.4
2015	1.3
2016	1.3
2017	1.2
2018 and Thereafter	10.3
Total	16.9
Less: Interest	(4.6)
Present value of future minimum lease payments	12.3
Less: current portion	(0.9)
Non-current portion	$11.4
Contingencies
Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2012, our standby letters of credit issued under our Credit Facility were $19.8 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2027, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $2.7 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with us to supply their stores.
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July  19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally  paid to the Company.
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

10.    Income Taxes
Our income tax provision consists of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$16.2	$13.7	$3.8
State	2.5	3.6	0.5
Foreign	—	—	—
Total current tax provision	$18.7	$17.3	$4.3

Deferred:
Federal	$2.5	$0.3	$5.1
State	0.5	(0.5)	0.9
Foreign	(0.2)	(0.1)	(0.8)
Total deferred tax (benefit) provision	$2.8	$(0.3)	$5.2

Total income tax provision	$21.5	$17.0	$9.5

A reconciliation of the statutory federal income tax rate to our effective income tax rate and income tax provision is as follows (in millions):

	Year Ended December 31,
	2012		2011		2010
Federal income tax provision at the statutory rate	$19.4	35.0%	$15.1	35.0%	$9.5	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.3	4.2	2.1	4.9	1.2	4.4
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.2)	(0.4)	(0.3)	(0.7)	(0.5)	(1.8)
Effect of foreign operations	(0.2)	(0.4)	(0.1)	(0.2)	(0.8)	(2.9)
Non-deductible acquisition costs	0.2	0.4	0.3	0.7	—	—
Tax credits and other, net	—	—	(0.1)	(0.3)	0.1	0.2
Income tax provision	$21.5	38.8%	$17.0	39.4%	$9.5	34.9%

Our effective tax rate was 38.8% for 2012 compared to 39.4% for 2011. The decrease in our effective tax rate for 2012 was due primarily to a higher proportion of earnings from states with lower tax rates and the impact of non-deductible acquisition related costs recognized in each period.

In 2012 and 2011, the provision for income taxes included a net benefit of $0.5 million related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Employee benefits, including post-retirement benefits	$15.3	$15.6
Trade and other receivables	4.3	3.9
Goodwill and intangibles	2.7	2.6
Self-insurance reserves	0.9	0.6
Other	3.4	3.3
Subtotal	26.6	26.0
Less: valuation allowance	(0.1)	(0.1)
Net deferred tax assets	$26.5	$25.9
Deferred tax liabilities:
Inventories	$4.0	$2.8
Property and equipment	19.5	17.8
Prepaid and deposits	0.5	0.5
Deferred income	0.2	0.2
Goodwill and intangibles	7.9	7.2
Other	1.3	1.3
Total deferred tax liabilities	$33.4	$29.8

Total net deferred tax liabilities	$(6.9)	$(3.9)
Net current deferred tax assets	4.8	5.9
Net non-current deferred tax liabilities	$(11.7)	$(9.8)

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management's assessment of whether it is more likely than not that these deferred tax assets would not be realized. We had a valuation allowance of $0.1 million at December 31, 2012 and 2011 related to foreign tax credits, which will expire at various times between 2014 and 2016.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes, was approximately $1.6 million and $1.8 million at December 31, 2012 and 2011, respectively, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $1.1 million through the year ending December 31, 2013. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2012, 2011 and 2010 is as follows (in millions):

	2012	2011	2010
Balance at beginning of year	$1.8	$1.2	$1.5
Increase in unrecognized tax benefits on acquisition	—	0.9	—
Lapse of statute of limitations	(0.2)	(0.2)	(0.4)
Other	—	(0.1)	0.1
Balance at end of year	$1.6	$1.8	$1.2

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 to 2012 tax years remain subject to examination by federal and state tax authorities. The 2008 tax year is still open for certain state tax authorities. The 2005 to 2012 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.
We recognize interest and penalties on income taxes in income tax expense. For the years ended December 31, 2012, 2011 and 2010 we recognized a net benefit in our provision for income taxes of $0.1 million related primarily to the recovery of interest associated with the expiration of the statute of limitations for certain unrecognized tax position. As of December 31, 2012 and 2011, we had a liability of $0.7 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.4 million for interest and $0.3 million for penalties.

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
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations with the assistance of an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses, are amortized over the average future life expectancy of inactive participants for the defined-benefit plan, and the average remaining future service of active employees expected to receive benefits for the post-retirement benefit plan.

The following tables provide a reconciliation of the changes in the Pension Plans' benefit obligation and fair value of assets, the funded status of the plans and the amounts recognized in the balance sheets and accumulated other comprehensive loss as of December 31, 2012 and 2011 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Change in Benefit Obligation:
Obligation at beginning of year	$38.0	$35.4	$4.6	$4.1
Interest cost	1.8	1.8	0.2	0.2
Actuarial loss	5.6	2.9	0.4	0.5
Benefit payments	(2.4)	(2.1)	(0.1)	(0.2)
Benefit obligation at end of year	$43.0	$38.0	$5.1	$4.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	$28.7	$26.9	$—	$—
Actual return on plan assets	3.0	0.7	—	—
Employer contributions	3.7	3.2	0.1	0.2
Benefit payments	(2.4)	(2.1)	(0.1)	(0.2)
Fair value of plan assets at end of year	$33.0	$28.7	$—	$—

Funded status at end of year	$(10.0)	$(9.3)	$(5.1)	$(4.6)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(0.3)	$(0.3)
Non-current liabilities	(10.0)	(9.3)	(4.8)	(4.3)
Total liability	$(10.0)	$(9.3)	$(5.1)	$(4.6)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	$—	$—	$(0.1)	$(0.2)
Net actuarial loss	16.5	12.2	0.7	0.3
Total	$16.5	$12.2	$0.6	$0.1

Additional Information:
Accumulated benefit obligation	$43.0	$38.0

During 2012, the underfunded status of the defined-benefit pension plan increased $0.7 million to $10.0 million, due primarily to an actuarial loss of $5.6 million resulting primarily from lower discount rates and a greater number of plan participants taking benefits later than expected. The actuarial loss was offset by $0.9 million in higher than expected returns on our pension plan assets and $3.7 million of contributions made by the Company in 2012.

The following table provides components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Interest cost	$1.8	$1.8	$1.9	$0.2	$0.2	$0.2
Expected return on plan assets	(2.1)	(1.9)	(1.7)	—	—	—
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	0.4	0.3	0.2	—	—	—
Net periodic benefit cost	$0.1	$0.2	$0.4	$0.1	$0.1	$0.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss/(gain)	$4.7	$4.1	$(0.2)	$0.4	$0.5	$(0.2)
Amortization of prior service cost	—	—	—	0.1	0.1	0.1
Amortization of actuarial gain	(0.4)	(0.3)	(0.2)	—	—	—
Total recognized in other comprehensive
income	$4.3	$3.8	$(0.4)	$0.5	$0.6	$(0.1)

Total recognized in net periodic benefit cost and
other comprehensive income	$4.4	$4.0	$—	$0.6	$0.7	$—
For both the pension and other post-retirement benefits plans, prior service cost are amortized on a straight-line basis over the average remaining future service of active employees expected to receive benefits under the plan. For the pension benefits plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. For the post-retirement benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining future service of active employees expected to receive benefits under the plan. We use our fiscal year-end date as the measurement date for our plans. We estimated that average future life expectancy is 22.5 years for the pension benefits plan and remaining service life of active participants is 6.2 years for the post-retirement benefits plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Benefit Obligations:
Discount rate	3.80%	4.72%	5.04%	3.85%	4.74%	5.08%
Expected return on assets	7.00%	7.25%	7.35%	N/A	N/A	N/A

Net Periodic Benefit Costs:
Discount rate	4.72%	5.04%	5.73%	4.74%	5.08%	5.88%
Expected return on assets	7.25%	7.35%	7.35%	N/A	N/A	N/A

The weighted-average discount rates used to determine the Pension Plans' obligations and expenses are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. The decrease in discount rates in 2012, 2011 and 2010 of our benefit obligations for both our pension benefits plan and other post-retirement benefits plan was due primarily to lower bond yields. The decrease in the expected long-term return on asset assumption in 2012, 2011 and 2010 for our pension plan is primarily due to a decrease in expected future returns for most asset classes.

We use a building block approach in determining the overall expected long-term return on assets. Under this approach, a weighted-average expected rate of return is developed based on historical and expected future returns for each major asset class and the proportion of assets of the class held by the Pension Plans. We then review the results and may make adjustments to reflect the expected additional return gained through active investment management.
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the end of year benefit obligation for the post-retirement benefit plans are as follows:

	December 31, 2012	December 31, 2011
Assumed current trend rate for next year for participants under 65	7.00%	7.50%
Assumed current trend rate for next year for participants 65 and over	6.00%	6.50%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached for participants under 65	2017	2016
Year that ultimate trend rate is reached for participants 65 and over	2017	2015
An one percent point change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.5	$(0.5)
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
Our target investment allocation ranges are: 0-20% cash, 50-70% equity and 30-50% fixed income. Our investment target also set forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities.
The fair value measurements of the Pension Plans' assets by asset category at December 31, 2012 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.1	$0.4	$0.7	$—
Equity securities:
Mutual funds	8.1	8.1	—	—
Other equity securities, primarily U.S. companies	10.1	10.1	—	—
Government securities	3.7	2.1	1.6	—
Corporate and muni bonds:
Other bonds	5.9	—	5.9	—
Muni bonds	0.3	—	0.3	—
Group annuity contract	3.8	—	3.8	—
Total	$33.0	$20.7	$12.3	$—

The fair value measurements of the Pension Plans' assets by asset category at December 31, 2011 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.5	$—	$1.5	$—
Equity securities:
Mutual funds	6.4	6.4	—	—
Other equity securities, primarily U.S. companies	8.7	8.7	—	—
Government securities	3.4	1.2	2.2	—
Corporate and muni bonds:
Other bonds	4.8	—	4.8	—
Muni bonds	0.3	—	0.3	—
Group annuity contract	3.6	—	3.6	—
Total	$28.7	$16.3	$12.4	$—

Subsequent to the issuance of the 2011 consolidated financial statements, we determined that $1.5 million in cash equivalents, $2.2 million of government securities, $4.8 million of corporate bonds and $0.3 million of municipal bonds classified as Level 1 investments as of December 31, 2011 should have been classified as Level 2 as these specific investments do not have quoted prices in active markets for identical assets. Accordingly, we have corrected the classification of these securities and bonds from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2011.
Equity securities are recorded at their fair market value each year-end as determined by quoted closing market prices on national securities exchanges or other markets, as applicable. Most of our debt securities are classified as Level 2, with the exception of some of our U.S. government obligations, which are classified as Level 1. The group annuity consists primarily of investment grade fixed income securities. The participating annuity contract is valued based on discounted cash flows of current yields of similar securities with comparable duration based on the underlying fixed income investments.
Estimated Future Contributions and Benefit Payments
We expect to contribute $3.1 million and $0.3 million to our pension benefits plan and other post-retirements benefits plan, respectively, in 2013.
Estimated future benefit payments reflecting future service are as follows (in millions):

Year ending December 31,	Pension Benefits	Other Post-retirement Benefits
2013	$2.6	$0.3
2014	3.0	0.3
2015	2.7	0.3
2016	2.9	0.3
2017	2.8	0.4
2018 through 2022	14.5	1.7
Expected amortizations from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2013 (in millions):

	Pension Benefits	Other Post-retirement Benefits
Expected amortization of net actuarial loss	$0.5	$—
Expected amortization of prior service credit	—	(0.1)
Total expected amortizations for the year ending December 31, 2013	$0.5	$(0.1)

Multi-employer Defined Benefit Plan
The Company contributed $0.3 million in each of 2012, 2011 and 2010 to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
We maintain defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2012, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $17,000. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of $22,970 Canadian dollars. Under the 401(k) plan, we match 100% of U.S. employee contributions up to 2% of base salary and match 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, we match 50% of employee contributions up to 3% of base salary. For the years ended December 31, 2012, 2011 and 2010, we made matching payments of $2.3 million, $2.5 million and $2.3 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2012			2011			2010
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$33.9	11.5	$2.96	$26.2	11.4	$2.30	$17.7	10.8	$1.64
Effect of dilutive
common share
equivalents:
Restricted
stock units		0.1	(0.02)		—	(0.01)		0.1	(0.01)
Stock options		—	(0.02)		0.1	(0.02)		0.2	(0.03)
Performance shares		—	(0.01)		—	—		—	—
Warrants		—	—		0.2	(0.04)		0.3	(0.05)
Diluted EPS	$33.9	11.6	$2.91	$26.2	11.7	$2.23	$17.7	11.4	$1.55
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options and warrants to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for 2012 and 91,770 and 104,020 anti-dilutive stock options outstanding for 2011 and 2010, respectively. There were no anti-dilutive warrants in 2011 and 2010, and there were no warrants outstanding in 2012.
As of December 31, 2011, 696,385 shares had been net issued upon cash and cashless exercises of the Company's warrants and no Class 6(B) warrants or Tranche B warrants remain outstanding.

13.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the consolidated statements of operations as a component of selling, general and administrative expenses was $5.8 million, $5.5 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.6 million at December 31, 2012, which is expected to be recognized over a weighted-average period of 1.7 years.
Employee stock-based compensation expense recognized in 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture experience since inception of our plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 84 plan participants that have been awarded grants since the inception of our plans. We issue new shares to satisfy stock option exercises.
In 2010, we established the 2010 Long-Term Incentive Plan. All shares available for issuance under our previous plans have been transferred to the 2010 Long-Term Incentive Plan, from which all future awards will be made. The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan
-options	17,376	$34.94	—
2005 Long-Term Incentive Plan
-Restricted stock units	3,053	$0.01	—
2007 Long-Term Incentive Plan(1)	202,480	$21.40	—
2010 Long-Term Incentive Plan (1)	204,673	$1.21	370,271
______________________________________________

(1)	Includes non-qualified stock options, restricted stock units and performance shares.
2004 Long-Term Incentive Plan
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provided for issuance of shares of non-qualified stock options and restricted stock units to officers and key employees. For option grants, the exercise price equals the fair value of the Company's common stock on the date of grant. Options vested over a three-year period; one-third of the options cliff-vest on the first anniversary of the vesting commencement date and the remaining options vest in equal monthly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. No further grants will be made under the 2004 LTIP.
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

2005 Directors' Equity Incentive Plan

The 2005 Directors' Equity Incentive Plan (“2005 Directors' Plan”) consists of 15,000 non-qualified stock options that have been granted to non-employee Directors of the Company. The terms and vesting requirements of the 2005 Directors' Plan are similar to those of the 2004 LTIP, except options vest quarterly after the first anniversary of the vesting commencement date. No stock options are available for future issuance.

2007 Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provided for the granting of stock options, restricted stock units and performance share awards of our common stock to officers, employees and non-employee directors. The majority of awards issued under the 2007 LTIP generally vest over three years: one-third of the awards cliff vest on the first anniversary of the vesting commencement date and the remaining awards vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. No further grants will be made under the 2007 LTIP.

2010 Long-Term Incentive Plan
The 2010 Long-Term Incentive Plan (“2010 LTIP”) provides for the granting of awards of up to 1,115,952 shares of our common stock to officers, employees and non-employee directors. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, restricted stock units, other stock-based awards and performance shares. The 2010 LTIP limits awards to 100,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2012, have been restricted stock units which generally vest over three years: one-third of the restricted stock units cliff vest on the first anniversary of the vesting commencement date and the remaining restricted stock units vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date.
Assumptions Used for Fair Value
Restricted stock units and performance shares are valued at the fair market value of our stock at date of grant. For stock options we use the Black-Scholes option-pricing model to determine the grant date fair value. Option-pricing models require the input of assumptions that are estimated at the date of grant.
There were no stock options granted in 2012 and 2010. The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during 2011 and the fair value of restricted stock units and performance shares granted during the periods.

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	N/A	5.3	N/A
Risk-free interest rate	N/A	0.48%	N/A
Volatility	N/A	41%	N/A
Dividend yield	N/A	2%	N/A
Weighted-average fair value per share of grants:
Stock options	N/A	$9.88	N/A
Restricted stock units	$39.98	$34.12	$31.57
Performance shares	$39.59	$34.12	$—
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
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIPs") for the year ended December 31, 2012:

		December 31, 2011		Activity during 2012							December 31, 2012
		Outstanding		Granted			Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	RSUs	188	$0.01	—		$—	(188)	$0.01	—	$—	—	$—	—	$—
	Options	41,077	35.08	—		—	(23,701)	35.18	—	—	17,376	34.94	17,376	34.94
2005 LTIP	RSUs	3,053	0.01	—		—	—	—	—	—	3,053	0.01	3,053	0.01
2005 Directors’ Plan	Options	7,500	27.03	—		—	(7,500)	27.03	—	—	—	—	—	—
2007 LTIP (1)	RSUs	78,509	0.01	—		—	(51,922)	0.01	(1,667)	0.01	24,920	0.01	24,920	0.01
	Options	274,034	25.71	—		—	(104,927)	25.86	—	—	169,107	25.62	169,107	25.62
	Perf. shares	11,271	0.01	—		—	(2,818)	0.01	—	—	8,453	0.01	8,453	0.01
2010 LTIP (1)	RSUs	137,532	0.01	84,468		0.01	(91,499)	0.01	(10,375)	0.01	120,126	0.01	1,733	0.01
	Options	7,500	32.78	—		—	—	—	—	—	7,500	32.78	2,500	32.78
	Perf. shares	28,192	0.01	85,252	(2)	0.01	(25,967)	0.01	(10,430)	0.01	77,047	0.01	1,366	0.01
Total		588,856		169,720			(308,522)		(22,472)		427,582		228,508
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

(2)
This number consists of 13,375 shares of one-time special incentive awards granted in 2012 and 71,877 performance shares granted during 2012 of which 45,493 performance shares were determined to be earned subsequent to December 31, 2012 based upon achievement of 2012 performance criteria.

The aggregate intrinsic value of stock options exercised in 2012, 2011 and 2010 was $2.2 million, $4.3 million and $4.7 million, respectively. The aggregate intrinsic value of restricted stock units exercised in 2012, 2011 and 2010 was $6.4 million, $5.3 million and $4.2 million, respectively. The aggregate intrinsic value of performance shares exercised in 2012, 2011 and 2010 was $1.1 million, $0.7 million and $1.5 million, respectively.
 The following table summarizes stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2012:

		December 31, 2012
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	Options	17,376	—	1.3	—	$216	$—
2005 LTIP	RSUs	3,053	—	—	—	145	—
2007 LTIP	RSUs	24,920	—	—	—	1,180	—
	Options	169,107	—	2.5	—	3,675	—
	Perf. shares	8,453	—	—	—	400	—
2010 LTIP	RSUs	1,733	118,393	—	—	82	5,605
	Options	2,500	5,000	5.8	5.8	36	73
	Perf. shares	1,366	49,297	—	—	65	2,334
Total		228,508	172,690			$5,799	$8,012
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2012 of $47.35, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options, restricted stock units and performance shares that are expected to vest are net of estimated future forfeitures.
The aggregate fair value of options vested in 2012, 2011 and 2010 was $0.1 million, $1.7 million and $5.5 million, respectively. The aggregate fair value of restricted stock units vested in 2012, 2011 and 2010 was $6.4 million, $6.1 million and $4.7 million, respectively. The aggregate fair value of performance shares vested in 2012, 2011 and 2010 was $1.1 million, $0.8 million and $2.0 million, respectively.

14.	Stockholders' Equity
Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. On the same day, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which resulted in a total payment of approximately $1.9 million during 2011. In 2012, the Board of Directors declared quarterly cash dividends of $0.17 per common share on February 3, 2012, May 3, 2012 and August 3, 2012, and a cash dividend of $0.19 per common share on November 1, 2012. On December 6, 2012, in lieu of our first quarter of 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share that was paid on December 31, 2012. We paid total cash dividends of $10.3 million during 2012.
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
During the year ended December 31, 2012 and 2011, we repurchased 118,800 and 542,415 shares of common stock, respectively, under the share repurchase program at an average price of $43.34 and $35.03 per share for a total cost of $5.2 million and $19.0 million, respectively. As of December 31, 2012, there was $5.8 million available for future share repurchases under the program.

15.	Other Comprehensive Income (Loss)
The components of other comprehensive income ("OCI") and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2012			2011			2010
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial (loss) gain during the year	$(5.1)	$2.0	$(3.1)	$(4.6)	$1.8	$(2.8)	$0.4	$(0.2)	$0.2
Amortization of prior service cost
included in net income	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Amortization of net actuarial gain (loss)
included in net income	0.4	(0.1)	0.3	0.3	(0.1)	0.2	0.2	(0.1)	0.1
Net (loss) gain during the year	(4.8)	1.9	(2.9)	(4.4)	1.7	(2.7)	0.5	(0.3)	0.2
Foreign currency translation adjustment
gain (loss)	0.4	—	0.4	(0.3)	—	(0.3)	1.2	—	1.2
Other comprehensive (loss) income	$(4.4)	$1.9	$(2.5)	$(4.7)	$1.7	$(3.0)	$1.7	$(0.3)	$1.4

16.    Segment and Geographic Information
We are one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 29,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products.
As of December 31, 2012, we operated a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-four of our distribution centers are located in the U.S., including three consolidating warehouses, and four are located in Canada.
Our distribution centers (operating divisions) which produce almost all of our revenues have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard, our largest customer, accounted for approximately 13.7% of our total net sales for 2012. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 - Summary of Significant Accounting Policies.

Information about our business operations based on the two geographic areas is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales:
United States	$7,716.3	$6,865.5	$6,086.3
Canada	1,148.6	1,220.5	1,158.0
Corporate (1)	27.5	28.9	22.5
Total	$8,892.4	$8,114.9	$7,266.8

Income (loss) before income taxes:
United States	$48.6	$50.4	$35.6
Canada	2.3	(1.4)	(4.7)
Corporate (1)	4.5	(5.8)	(3.7)
Total	$55.4	$43.2	$27.2

Interest expense:
United States	$27.4	$23.5	$24.3
Canada	0.7	0.9	0.9
Corporate (1)	(25.9)	(22.0)	(22.6)
Total	$2.2	$2.4	$2.6

Depreciation and amortization:
United States	$17.7	$15.4	$13.9
Canada	2.9	3.0	2.7
Corporate (1)	4.7	4.0	3.1
Total	$25.3	$22.4	$19.7
_____________________________________________
(1) Corporate consists of net expenses and other income that is not allocated to the U.S. and Canada, intercompany eliminations for interest and allocations of overhead, service fee revenue for our consolidating warehouses, LIFO income or expense and reclassifying adjustments.
Identifiable assets by geographic area are as follows (in millions):

	December 31,	December 31,
	2012	2011
Identifiable assets:
United States	$821.7	$768.6
Canada	97.5	101.6
Total	$919.2	$870.2

The net sales mix for our primary product category is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$6,139.4	$5,710.6	$5,119.7
Food	1,178.6	995.7	840.9
Candy	489.5	459.8	426.0
Other tobacco products	687.8	607.9	503.6
Health, beauty & general	269.2	237.5	220.6
Beverages	125.6	100.9	152.0
Equipment/other	2.3	2.5	4.0
Total food/non-food products	$2,753.0	$2,404.3	$2,147.1
Total net sales	$8,892.4	$8,114.9	$7,266.8

17.	Quarterly Financial Data (Unaudited)
The tables below provide our unaudited consolidated results of operations for each of the four quarters in 2012 and 2011:

	Three Months Ended
	(in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2012		2012		2012		2012
Net sales — Cigarettes (1)	$1,513.2		$1,596.5		$1,577.3		$1,452.4
Net sales — Food/non-food (1)	676.3		718.4		710.0		648.3
Net sales (1)	2,189.5		2,314.9		2,287.3		2,100.7
Cost of goods sold	2,067.6		2,192.7		2,164.7		1,990.6
Gross profit	121.9		122.2		122.6		110.1
Warehousing and distribution expenses (2)	64.7		68.4		66.2		63.4
Selling, general and administrative expenses (3)	40.3	(3)	35.9	(3)	37.8	(3)	39.7
Amortization of intangible assets	0.6		0.7		0.8		0.9
Total operating expenses	105.6		105.0		104.8		104.0
Income from operations	16.3		17.2		17.8		6.1
Interest expense	(0.6)		(0.4)		(0.6)		(0.6)
Interest income	0.1		0.1		0.1		0.1
Foreign currency gains (losses), net	(0.1)		—		(0.2)		0.1
Income before income taxes	15.7		16.9		17.1		5.7
Income tax provision	(6.0)		(6.4)		(7.0)		(2.1)
Net income	9.7		10.5		10.1		3.6
Basic net income per common share (4)	$0.84		$0.92		$0.89		$0.31
Diluted net income per common share (4)	$0.83		$0.90		$0.87		$0.31
Shares used to compute basic net income
per common share	11.5		11.5		11.4		11.4
Shares used to compute diluted net income
per common share	11.7		11.7		11.6		11.6

Excise taxes (1)	$482.2		$519.1		$511.5		$474.2
Cigarette inventory holding gains (5)	3.3		0.2		3.2		1.1
LIFO expense	1.3		3.8		4.3		2.9
Depreciation and amortization	6.3		6.3		6.4		6.3
Stock-based compensation	1.7		1.4		1.3		1.4
Capital expenditures	8.3		7.1		7.7		5.5
____________________________________________

(1)	Excise taxes are included as a component of net sales.

(2)	Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold which presentation may differ from that of other registrants.

(3)
SG&A expenses include acquisition costs related to Davenport consisting of $1.3 million in Q4. SG&A expenses also include a reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims of $1.4 million in Q3 and $0.4 million in Q2.

(4)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.

(5)
Cigarette inventory holding gains relate to income we earn on cigarette and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize cigarette inventory holding gains.

	Three Months Ended
	(in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2011		2011		2011		2011
Net sales — Cigarettes (1)	$1,490.7		$1,566.4		$1,430.5		$1,223.0
Net sales — Food/non-food (1)	636.8		658.7		609.3		499.5
Net sales (1)	2,127.5		2,225.1		2,039.8		1,722.5
Cost of goods sold	2,017.7		2,102.9		1,930.0		1,630.2
Gross profit (2) (3)	109.8		122.2	(2)	109.8	(2)	92.3	(3)
Warehousing and distribution expenses (4)	61.2		61.7		57.8		53.9
Selling, general and administrative expenses (5)	39.0	(5)	38.6	(5)	36.5	(5)	36.7	(5)
Amortization of intangible assets	0.9		0.8		0.8		0.5
Total operating expenses	101.1		101.1		95.1		91.1
Income from operations	8.7		21.1		14.7		1.2
Interest expense	(0.6)		(0.6)		(0.6)		(0.6)
Interest income	—		0.2		0.1		0.1
Foreign currency gains (losses), net	0.1		(1.4)		0.2		0.6
Income before income taxes	8.2		19.3		14.4		1.3
Income tax provision	(3.0)		(7.3)		(5.9)		(0.8)
Net income	5.2		12.0		8.5		0.5
Basic net income per common share (6)	$0.46		$1.05		$0.74		$0.04
Diluted net income per common share (6)	$0.45		$1.03		$0.72		$0.04
Shares used to compute basic net income
per common share	11.4		11.4		11.5		11.3
Shares used to compute diluted net income
per common share	11.5		11.7		11.9		11.8

Excise taxes (1)	$494.0		$534.0		$496.5		$427.0
Cigarette inventory holding gains (7)	2.9		4.4		—		0.9
LIFO expense	5.8		5.0		4.6		2.9
Depreciation and amortization	6.3		5.4		5.6		5.1
Stock-based compensation	1.4		1.6		1.2		1.3
Capital expenditures	13.0		5.3		4.5		1.3
______________________________________________

(1)	Excise taxes are included as a component of net sales.

(2)
Includes for Q3 and Q2 respectively, $1.7 million and $4.2 million of candy inventory holding gains resulting from manufacturer price increases. The candy inventory holding gains were estimated as the amount in excess of our normal manufacturer incentives for those products sold in 2011.

(3)	Includes a $0.8 million OTP tax settlement which was recorded as a decrease to cost of goods sold during Q1.

(4)	Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold which presentation may differ from that of other registrants.

(5)
SG&A expenses include acquisition and transition costs related to FCGC, consisting of $0.8 million in Q4, $0.4 million in Q3, $0.8 million in Q2 and $0.7 million in Q1. SG&A expenses also include start-up costs of $0.4 million in Q4 and $1.4 million in Q3 related to the start-up of the Florida distribution center and other infrastructure costs to support the new distribution agreement with Couche-Tard.

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
FINANCIAL DISCLOSURE
None.

ITEM 9. A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management did not assess the internal control over financial reporting at our J.T. Davenport division, which we acquired on December 17, 2012 and which represented less than 8% of our total assets, and less than 1% of income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2012.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9. B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

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

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on August 18, 2008).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.2	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.3	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 23, 2007).

10.4	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 9, 2007).

10.5	2010 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A filed on April 13, 2010).

10.6
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

10.8
Form of Management Option Award Agreement for January 2009 Awards under the Core-Mark Holding Company, Inc. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 8, 2009).

10.09
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

10.12
Form of Management Performance Share Award Agreement for January 2011 Awards under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 25, 2011).

Exhibit No.	Description
10.13
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

10.15
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

10.22
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

Exhibit No.	Description
11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: March 14, 2013	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ THOMAS B. PERKINS	President, Chief Executive Officer and	March 14, 2013
Thomas B. Perkins	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Senior Vice President and Chief Financial	March 14, 2013
Stacy Loretz-Congdon	Officer (Principal Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	March 14, 2013
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 14, 2013
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 14, 2013
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 14, 2013
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 14, 2013
Gary F. Colter

/S/ ROBERT G. GROSS	Director	March 14, 2013
Robert G. Gross

/S/ L. WILLIAM KRAUSE	Director	March 14, 2013
L. William Krause

/S/ HARVEY L. TEPNER	Director	March 14, 2013
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	March 14, 2013
J. Michael Walsh

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2012
Allowances for:
Trade receivables	$9,578	$1,975	$(899)	$212	$10,866
Inventory reserves	1,029	11,517	(11,676)	—	870
	$10,607	$13,492	$(12,575)	$212	$11,736

Year Ended December 31, 2011
Allowances for:
Trade receivables	$8,660	$1,970	$(1,470)	$418	$9,578
Inventory reserves	1,144	10,461	(10,576)	—	1,029
	$9,804	$12,431	$(12,046)	$418	$10,607

Year Ended December 31, 2010
Allowances for:
Trade receivables	$9,094	$1,371	$(2,420)	$615	$8,660
Inventory reserves	1,159	9,893	(9,940)	32	1,144
	$10,253	$11,264	$(12,360)	$647	$9,804