Form 10-Q
period 2013-03-31
Core-Mark Holding Company, Inc.
filed 2013-05-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
     Yes  ☐    No  ☒
As of April 30, 2013, 11,475,370 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$18.6	$19.1
Restricted cash	10.9	10.9
Accounts receivable, net of allowance for doubtful accounts of $10.1 and $10.9
at March 31, 2013 and December 31, 2012, respectively	244.7	228.1
Other receivables, net	50.5	53.8
Inventories, net (Note 4)	269.1	366.4
Deposits and prepayments	46.3	40.3
Deferred income taxes	8.2	8.2
Total current assets	648.3	726.8
Property and equipment, net	111.4	114.7
Goodwill	22.6	22.8
Other intangible assets, net	20.5	21.4
Other non-current assets, net	33.5	33.5
Total assets	$836.3	$919.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97.3	$94.4
Book overdrafts	18.8	24.7
Cigarette and tobacco taxes payable	139.2	165.6
Accrued liabilities	76.4	79.5
Deferred income taxes	3.4	3.4
Total current liabilities	335.1	367.6
Long-term debt (Note 5)	35.3	84.7
Deferred income taxes	11.3	11.7
Other long-term liabilities	11.9	12.1
Claims liabilities, net	28.3	28.1
Pension liabilities	14.2	14.8
Total liabilities	436.1	519.0
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized,12,705,542 and
12,602,806 shares issued; 11,476,858 and 11,446,229 shares outstanding at
March 31, 2013 and December 31, 2012, respectively)	0.1	0.1
Additional paid-in capital	250.5	249.2
Treasury stock at cost (1,228,684 and 1,156,577 shares of common stock at
March 31, 2013 and December 31, 2012, respectively)	(40.9)	(37.4)
Retained earnings	197.5	194.9
Accumulated other comprehensive loss	(7.0)	(6.6)
Total stockholders’ equity	400.2	400.2
Total liabilities and stockholders’ equity	$836.3	$919.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$2,145.7	$2,100.7
Cost of goods sold	2,029.7	1,990.6
Gross profit	116.0	110.1
Warehousing and distribution expenses	67.7	63.4
Selling, general and administrative expenses	42.5	39.7
Amortization of intangible assets	0.7	0.9
Total operating expenses	110.9	104.0
Income from operations	5.1	6.1
Interest expense	(0.7)	(0.6)
Interest income	0.1	0.1
Foreign currency transaction (losses) gains, net	(0.4)	0.1
Income before income taxes	4.1	5.7
Provision for income taxes (Note 7)	(1.5)	(2.1)
Net income	$2.6	$3.6

Basic net income per common share (Note 9)	$0.22	$0.31
Diluted net income per common share (Note 9)	$0.22	$0.31

Basic weighted-average shares (Note 9)	11.5	11.4
Diluted weighted-average shares (Note 9)	11.6	11.6

Dividends declared and paid per common share (Note 11)	$—	$0.17
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$2.6	$3.6
Other comprehensive income (loss), net of tax:
Defined benefit plans adjustments	0.1	0.1
Foreign currency translation adjustment (losses) gains	(0.5)	0.3
Other comprehensive (loss) income, net of tax	(0.4)	0.4
Comprehensive income	$2.2	$4.0
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2.6	$3.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.8	2.8
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.3	1.4
Bad debt expense, net	—	0.3
Depreciation and amortization	6.6	6.3
Foreign currency transaction losses (gains), net	0.4	(0.1)
Deferred income taxes	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	(16.9)	(10.2)
Other receivables, net	3.2	1.2
Inventories, net	93.4	125.6
Deposits, prepayments and other non-current assets	(7.2)	(3.6)
Accounts payable	3.3	1.3
Cigarette and tobacco taxes payable	(25.6)	(29.8)
Pension, claims, accrued and other long-term liabilities	(3.7)	(7.1)
Net cash provided by operating activities	60.3	91.7
Cash flows from investing activities:
Change in restricted cash	(0.2)	—
Additions to property and equipment, net	(1.7)	(5.5)
Proceeds from sale of fixed assets	—	0.2
Net cash used in investing activities	(1.9)	(5.3)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(49.3)	(62.0)
Principal payments under capital lease obligations	(0.2)	—
Dividends paid	—	(2.0)
Repurchases of common stock	(3.5)	(0.7)
Proceeds from exercise of common stock options	0.8	0.6
Tax withholdings related to net share settlements of restricted stock units	(1.8)	(0.7)
Excess tax deductions associated with stock-based compensation	1.0	0.3
Decrease in book overdrafts	(5.8)	(19.9)
Net cash used in financing activities	(58.8)	(84.4)
Effects of changes in foreign exchange rates	(0.1)	(0.3)
(Decrease)/Increase in cash and cash equivalents	(0.5)	1.7
Cash and cash equivalents, beginning of period	19.1	15.2
Cash and cash equivalents, end of period	$18.6	$16.9
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$0.9	$0.3
Interest paid	$0.4	$0.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 30,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2013 and the unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements, which are included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012.
Concentration of Credit Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. We place our cash and cash equivalents in short-term instruments with high quality financial institutions and limit the amount of credit exposure in any one financial instrument.
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed and prepayment or other guarantees are required whenever deemed necessary. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 13.4% and 13.5% of our net sales in the first quarter of 2013 and 2012, respectively. No single customer accounted for 10% or more of our accounts receivables as of March 31, 2013 or December 31, 2012.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance under U.S. generally accepted accounting principles (“GAAP”). Examples of obligations within the scope of this ASU include debt arrangements, settled litigation and judicial rulings and other contractual obligations. This guidance is effective for interim and annual periods beginning on January 1, 2014 and must be retroactively applied to prior periods presented. Management is currently assessing the impact of this guidance to the Company’s financial position and results of operations and does not expect this ASU to have a material effect on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this ASU beginning January 1, 2013 and it did not have a material effect on our consolidated financial statements.

3.    Acquisition
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a convenience wholesaler based in North Carolina, which thereafter became a subsidiary of Core-Mark. Davenport services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence primarily in the Southeastern U.S. and further supported our ability to cost effectively service national and regional retailers.
As of March 31, 2013, total purchase consideration to acquire Davenport was approximately $40.2 million of which $34.3 million was paid at closing. The purchase price allocation presented herein is based on a preliminary valuation and is subject to the completion of a closing adjustment period under the agreement. During the first quarter of 2013 the total consideration increased by $1.3 million representing an estimate of the net amount due to the former owners during the closing adjustment period. The Company expects to finalize the net amount due under the closing adjustment period in the second quarter of 2013. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.
The following table presents the assets acquired and liabilities assumed based on their preliminary estimated fair values and purchase consideration as of the acquisition date, which are subject to change for up to one year from the acquisition date (in millions).

December 17, 2012
Cash	$0.3
Accounts receivable	21.2
Other receivables	3.7
Inventory	20.3
Prepaid expenses / other assets	2.6
Property, plant and equipment	5.9
Intangible assets	2.6
Goodwill	6.5
Net deferred tax liabilities	(1.5)
Capital lease liability	(10.9)
Other liabilities	(10.5)
Total consideration	$40.2
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
Intangible assets include $1.9 million for customer relationships which is being amortized over 10 years and $0.7 million for non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The acquisition resulted in $6.5 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition reflects the synergies the Company expects to realize as a result of the business combination. The goodwill is not deductible for tax purposes. The $1.5 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the assets, whose estimated fair value was determined by the valuation. Simultaneous with the closing of the acquisition, we executed a capital lease for a warehouse facility in Sanford, North Carolina with some of the former owners of Davenport who are now employees of the Company. The lease has an initial 10 year term and a capital lease obligation of $10.8 million as of March 31, 2013.

Results of operations of Davenport have been included in Core-Mark’s consolidated statements of operations and comprehensive income since the date of acquisition. In addition, we incurred $0.2 million of acquisition related costs which are included in our selling, general and administrative expenses for the three months ended March 31, 2013.
We did not consider the Davenport acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business.

4.	Inventories
Inventories consist of the following (in millions):

	March 31, 2013	December 31, 2012
Inventories at FIFO, net of reserves	$362.3	$456.7
Less: LIFO reserve	(93.2)	(90.3)
Total inventories at LIFO, net of reserves	$269.1	$366.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. We recorded LIFO expense of $2.9 million for each of the three months ended March 31, 2013 and 2012.

5.    Long-term Debt
Total long-term debt consists of the following (in millions):

	March 31,	December 31,
	2013	2012
Amounts borrowed (Credit Facility)	$24.0	$73.3
Obligations under capital leases	11.3	11.4
Total long-term debt	$35.3	$84.7
We have a revolving credit facility (“Credit Facility”) extended through May 2016 with a capacity of $200 million which provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. Borrowings under the Credit Facility are subject to interest based on LIBOR or CDOR borrowings plus a margin in the range of 175 to 225 basis points, depending on the amount of available credit.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2013, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2013	2012
Amounts borrowed	$24.0	$73.3
Outstanding letters of credit	$21.9	$19.8
Amounts available to borrow (1)	$145.6	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three months ended March 31, 2013 and 2012 were $34.3 million and $24.8 million, respectively, with amounts borrowed, at any one time outstanding, ranging from $15.0 million to $73.3 million and from zero to $72.9 million, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2013 and 2012 was 2.0% and 2.1%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million during both periods. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.4 million as of March 31, 2013 and $1.5 million as of December 31, 2012.

6.	Contingencies
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July  19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.
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

7.	Income Taxes
Our effective tax rate was 36.6% for the three months ended March 31, 2013 compared to 36.8% for the same period in 2012. The provision for income taxes for both the three months ended March 31, 2013 and 2012 included a $0.1 million net benefit which reduced our effective tax rate by approximately 2.4% and 2.0%, respectively. The net benefit related primarily to federal tax credits during the three months ended March 31, 2013 and to the expiration of the statute of limitations for uncertain tax positions during the same period in 2012.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.6 million and $1.7 million at March 31, 2013 and 2012, respectively, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $1.1 million through March 31, 2014.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In 2011, the IRS initiated an examination of our federal tax returns for 2009 and 2010. The examination was finalized in the quarter and resulted in no adjustments. The 2011 to 2012 tax years remain subject to examination by federal authorities. In addition, certain pre-acquisition income tax returns are still subject to examination by federal and state tax authorities for 2009 to 2012 tax years. The 2009 to 2012 tax years remain subject to examination by state tax authorities with the 2008 tax year still open for certain state tax authorities. The 2005 to 2012 tax years remain subject to examination by the tax authorities in certain foreign jurisdictions.

8.	Employee Benefit Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans are frozen and there have been no new entrants to the Pension Plans.
The following tables provide the components of the net periodic pension and other post-retirement benefit costs of our Pension Plans for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012
PENSION BENEFITS
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.6)	(0.5)
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit cost	$(0.1)	$—

	Three Months Ended
	March 31,
	2013	2012
OTHER POST-RETIREMENT BENEFITS
Interest cost	$—	$0.1
Amortization of prior service credit	—	—
Net periodic other benefit cost	$—	$0.1
We contributed $0.6 million to the Pension Plans during the three months ended March 31, 2013 and made no contribution for the same period in 2012. We expect to contribute a total of $3.4 million to the Pension Plans during 2013.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$2.6	11.5	$0.22	$3.6	11.4	$0.31
Effect of dilutive common share equivalents:
Restricted stock units		—	—		0.1	—
Stock options		0.1	—		0.1	—
Diluted EPS	$2.6	11.6	$0.22	$3.6	11.6	$0.31
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2013 and 2012.

10.	Stock-Based Compensation Plans
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $11.4 million at March 31, 2013. This balance is expected to be recognized over a weighted-average period of 2.2 years.
During the three months ended March 31, 2013, we granted 87,268 restricted stock units to employees and non-employee directors from the 2010 Long Term Incentive Plan (“LTIP”) at a weighted-average grant date fair value of $49.38, compared to 78,760 restricted stock units from the 2010 LTIP at a weighted-average grant date fair value of $39.57 for the same period in 2012. During the three months ended March 31, 2013, we also granted 90,500 performance-based shares to employees from the 2010 LTIP at a weighted-average grant date fair value of $49.13, compared to 81,375 performance-based shares to employees from the 2010 LTIP at the weighted-average grant date fair value of $39.45 for the same period in 2012. The 90,500 performance shares granted during 2013 represent the maximum that can be earned. The number of performance shares that the employee ultimately earns is based upon achievement of certain specified 2013 performance metrics. The 2013 grants generally vest over a three-year period with one-third vesting twelve months following the date of grant, one-third vesting in January 2015 and the remaining one-third vesting in January 2016. The weighted-average grant date fair value is based on the fair market value of our common stock at the date of grant.
The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans for the three months ended March 31, 2013:

		December 31, 2012		Activity during 2013						March 31, 2013
		Outstanding		Granted		Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	Options	17,376	$34.94	—	$—	(750)	$36.03	—	$—	16,626	$34.89	16,626	$34.89
2005 LTIP	RSUs	3,053	0.01	—	—	—	—	—	—	3,053	0.01	3,053	0.01
2007 LTIP	RSUs	24,920	0.01	—	—	(24,514)	0.01	—	—	406	0.01	406	0.01
	Options	169,107	25.62	—	—	(33,373)	24.40	—	—	135,734	25.92	135,734	25.92
	Perf. shares	8,453	0.01	—	—	(8,453)	0.01	—	—	—	—	—	—
2010 LTIP	RSUs	120,126	0.01	87,268	0.01	(47,033)	0.01	(667)	0.01	159,694	0.01	—	—
	Options	7,500	32.78	—	—	—	—	—	—	7,500	32.78	3,125	32.78
	Perf. shares	77,047	0.01	90,500	0.01	(33,010)	0.01	(13,202)	0.01	121,335	0.01	—	—
Total		427,582		177,768		(147,133)		(13,869)		444,348		158,944
______________________________________________
 Note: Price is weighted-average price per share.

11.	Stockholders' Equity
Dividends
In lieu of our first quarter of 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share on December 6, 2012, which resulted in an aggregate payment to shareholders of $2.2 million on December 31, 2012. On May 2, 2013, the Board of Directors declared a quarterly cash dividend of $0.19 per common share, which is payable on June 17, 2013 to shareholders of record as of the close of business on May 24, 2013.
Repurchase of Common Stock
In May 2011, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock. The share repurchase program was approved by our Board to enable the Company to buy shares when we believe our stock price is undervalued. Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. We account for share repurchases using the cost method.

During the three months ended March 31, 2013, we repurchased 72,107 shares of common stock under the share repurchase program at an average price of $48.96 per share for a total cost of $3.5 million, compared to 17,800 shares of common stock at an average price of $39.50 per share for a total cost of $0.7 million for the three months ended March 31, 2012. As of March 31, 2013, there was $2.3 million available for future share repurchases under the program.

12.    Segment and Geographic Information
As of March 31, 2013, we operated 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-four of our distribution centers are located in the U.S., including three consolidating warehouses, and four are located in Canada.
Our distribution centers (operating divisions) which produce almost all of our revenues have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for 13.4% and 13.5% of our net sales in the three months ended March 31, 2013 and 2012, respectively.
Information about our business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net sales:
United States	$1,905.6	$1,818.5
Canada	232.2	274.6
Corporate (1)	7.9	7.6
Total	$2,145.7	$2,100.7

Income (loss) before income taxes:
United States	$3.7	$3.5
Canada	(0.3)	0.2
Corporate (1)	0.7	2.0
Total	$4.1	$5.7

Interest expense:
United States	$6.9	$6.4
Canada	0.3	0.2
Corporate (1)	(6.5)	(6.0)
Total	$0.7	$0.6

Depreciation and amortization:
United States	$4.9	$4.3
Canada	0.7	0.7
Corporate (1)	1.0	1.3
Total	$6.6	$6.3
_____________________________________________
(1) Corporate consists of net expenses and other income that is not allocated to the U.S. and Canada, intercompany eliminations for interest and allocations of overhead, service fee revenue for our consolidating warehouses, LIFO income or expense and reclassifying adjustments.

Identifiable assets by geographic area are as follows (in millions):

	March 31,	December 31,
	2013	2012
Identifiable assets:
United States	$747.4	$821.7
Canada	88.9	97.5
Total	$836.3	$919.2

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Product Category	Net Sales	Net Sales
Cigarettes	$1,463.4	$1,452.4
Food	286.0	271.4
Candy	123.9	121.8
Other tobacco products	173.6	163.4
Health, beauty & general	72.0	64.7
Beverages	26.8	26.4
Equipment/other	—	0.6
Total food/non-food products	$682.3	$648.3
Total net sales	$2,145.7	$2,100.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 30,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).
Our objective is to increase the number of customers we serve, and help them improve their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end, we remained focused during the first quarter of 2013 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing category management consultations and expanding our market presence.

First Quarter Overview
In the first quarter of 2013 we benefited from our most recent acquisition of J.T. Davenport & Sons, Inc. (“Davenport”) which closed in December 2012. Overall, net sales were soft in the quarter, particularly for cigarettes, as we believe consumer purchasing behaviors were affected by increased payroll taxes and higher fuel prices. However, gross profit margins improved for the quarter as we continued to execute our core strategies of enhancing our fresh product offering, leveraging our VCI and providing category management expertise to our customers. We believe more normal retail purchasing patterns will return as we head into the summer months. In addition, for the remainder of 2013, we expect market share gains to drive our sales growth at a much higher rate than we saw in the first quarter.
Net sales for the first quarter of 2013 increased 2.1%, or $45.0 million, to $2,145.7 million compared to $2,100.7 million for the same period in 2012. Net sales for cigarettes increased 0.8% whereas food/non-food sales increased 5.2%. Excise taxes which are included in our net sales declined 6.0%. The decrease in excise taxes was driven primarily by cigarettes which were impacted by the loss of several non-major customers during 2012 and cigarette consumption declines. Net sales excluding excise taxes increased 4.5% for the first quarter. The sales contribution from the Davenport acquisition more than offset the non-major customer losses and one less selling day this quarter.
Gross profit for the three months ended March 31, 2013 increased by $5.9 million, or 5.4%, to $116.0 million from $110.1 million during the same period in 2012. Remaining gross profit (1) increased $6.2 million, or 5.54%, to $118.1 million for the three months ended March 31, 2013 from $111.9 million for the same period in 2012. The increase in remaining gross profit was due primarily to sales growth in our food/non-food product categories.
Remaining gross profit margin(1) was 5.50% of total net sales for the three months ended March 31, 2013 compared to 5.33% for the same period in 2012 representing a 17 basis point improvement. The increase in remaining gross profit margin was driven primarily by increased food/non-food product sales. The addition of Davenport decreased overall remaining gross profit margin by approximately 10 basis points as they have not yet fully implemented the full complement of our product offerings and marketing programs. In addition, inflation in cigarette manufacturer prices decreased remaining gross profit margin by five basis points compared with the first quarter of 2012.
Income from manufacturer price increases was $0.6 million lower in the first quarter of 2013 compared to the same period last year. Gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period. In addition to the level of inflation, our operating results may be impacted by significant

________________________________________

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
Operating expenses as a percentage of sales were 5.2% for the three months ended March 31, 2013 compared to 5.0% for the same period in 2012. This increase was due primarily to deleverage from softer net sales this quarter, driven primarily by lower cigarette carton sales.
Net income for the three months ended March 31, 2013 was $2.6 million compared to $3.6 million for the same period in 2012 driven by the aforementioned items. Adjusted EBITDA2 was $15.9 million in the first quarter of 2013 compared to $16.7 million for the same period of 2012.

Business and Supply Expansion
We continue to benefit from the expansion of our business in the Southeastern U.S. In addition, we continue to execute our core strategies of enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of the supply chain, bringing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these, when adopted, will increase the retailers' profits.
 Some of our more recent expansion activities include:

•
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a convenience wholesaler based in North Carolina, which services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence in the Southeastern United States and further supported our ability to cost effectively service national and regional retailers (see Note 3 - Acquisition to our interim consolidated financial statements).

•
We continue to add breadth to our proprietary “Fresh and Local™”program by offering new fresh item solutions and we anticipate positive sales and margin growth in 2013 for “Fresh” by improving product assortment, in-store marketing efforts and spoils management. As of March 31, 2013, there were approximately 9,000 participating stores.

•
VCI brings efficiency to the supply chain, lowers our customers' investment in inventories and greatly reduces in-store out of stocks. In 2012, we developed an analytical tool for independent retailers which enables our sales force to individualize the VCI benefits for each potential participant. We believe this will contribute to greater acceptance and participation in our VCI program by independent store owners.

________________________________________

(2)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) (see the calculation of adjusted EBITDA in “Liquidity and Capital Resources” below).

Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2013			March 31, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$45.0	$2,145.7	100.0%	—%	$2,100.7	100.0%	—%
Net sales — Cigarettes	11.0	1,463.4	68.2	62.7	1,452.4	69.1	63.1
Net sales — Food/non-food	34.0	682.3	31.8	37.3	648.3	30.9	36.9
Net sales, less excise taxes (2)	73.6	1,700.1	79.2	100.0	1,626.5	77.4	100.0
Gross profit (3)	5.9	116.0	5.4	6.8	110.1	5.2	6.8
Warehousing and
distribution expenses	4.3	67.7	3.2	4.0	63.4	3.0	3.9
Selling, general and
administrative expenses	2.8	42.5	2.0	2.5	39.7	1.9	2.4
Amortization of
intangible assets	(0.2)	0.7	—	—	0.9	—	0.1
Income from operations	(1.0)	5.1	0.2	0.3	6.1	0.3	0.4
Interest expense	0.1	(0.7)	—	—	(0.6)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
(losses) gains, net	(0.5)	(0.4)	—	—	0.1	—	—
Income before taxes	(1.6)	4.1	0.2	0.2	5.7	0.3	0.4
Net income	(1.0)	2.6	0.1	0.2	3.6	0.2	0.2
Adjusted EBITDA (4)	(0.8)	15.9	0.7	0.9	16.7	0.8	1.0
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see calculation of adjusted EBITDA in “Liquidity and Capital Resources”).

Net Sales. Net sales increased by $45.0 million, or 2.1%, to $2,145.7 million for the three months ended March 31, 2013 from $2,100.7 million for the same period in 2012. Excise taxes which are included in our net sales declined 6.0% driven primarily by cigarettes which were impacted by the loss of several non-major customers during 2012 and cigarette consumption declines. Net sales excluding excise taxes increased 4.5% for the first quarter. The sales contribution from Davenport more than offset the non-major customer losses and one less selling day this quarter.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended March 31, 2013 increased by $11.0 million, or 0.8%, to $1,463.4 million from $1,452.4 million for the same period in 2012. This increase in net cigarette sales was driven primarily by sales attributable to Davenport which helped to offset a decrease in carton sales due to consumption declines, the loss of several non-major customers, whose sales were heavily weighted to cigarettes and one less selling day this quarter. In addition, there was a 2.1% increase in the average sales price per carton, excluding Davenport, due primarily to cigarette manufacturer price increases, offset partially by a shift in cartons sold in lower tax jurisdictions.

Total carton sales during the first quarter of 2013 increased 0.5%, consisting of an increase of 2.6% in the U.S., partially offset by a decrease of 19.7% in Canada. Excluding incremental carton sales attributable to Davenport and one less selling day this quarter, carton sales declined 6.2% in the U.S. and 18.5% in Canada. In addition to the loss of several non-major customers which had a heavy index of cigarette volume, we believe carton sales were negatively impacted as a result of economic pressures affecting the consumer. Canada was also impacted by a focused reduction in service to certain customers during 2012.
We believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 68.2% for the three months ended March 31, 2013 compared to 69.1% for the same period in 2012.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended March 31, 2013 increased $34.0 million, or 5.2%, to $682.3 million from $648.3 million in the same quarter in 2012. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	March 31,
	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$286.0	$271.4	$14.6	5.4%
Candy	123.9	121.8	2.1	1.7
Other tobacco products	173.6	163.4	10.2	6.2
Health, beauty & general	72.0	64.7	7.3	11.3
Beverages	26.8	26.4	0.4	1.5
Equipment/other	—	0.6	(0.6)	(100.0)
Total Food/Non-food Products	$682.3	$648.3	$34.0	5.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales for the first quarter of 2013 was driven primarily by the addition of Davenport and increased sales to existing customers offsetting the loss of several non-major customers and one less selling day this quarter. We experienced higher sales in our food category driven by our marketing initiatives and continue to see higher sales of smokeless tobacco products in our other tobacco products category (“OTP”) and sales of e-cigarettes included in our health, beauty & general product categories, which we believe is a trend among consumers driven primarily by increased restrictions on where people are allowed to smoke in public. Total net sales of food/non-food products as a percentage of total net sales increased to 31.8% for the three months ended March 31, 2013 compared to 30.9% for the same period in 2012.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the three months ended March 31, 2013 increased $5.9 million, or 5.4% to $116.0 million from $110.1 million for the same period in 2012 due primarily to the addition of Davenport. Gross profit margin was 5.41% of total net sales for the three months ended March 31, 2013 compared to 5.24% for the same period in 2012.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2013			March 31, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$45.0	$2,145.7	100.0%	—%	$2,100.7	100.0%	—%
Net sales, less excise taxes (2)	73.6	1,700.1	79.2	100.0	1,626.5	77.4	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.3)	$0.8	0.04%	0.05%	$1.1	0.05%	0.07%
LIFO expense	—	(2.9)	(0.13)	(0.18)	(2.9)	(0.14)	(0.18)
Remaining gross profit (4)	6.2	118.1	5.50	6.95	111.9	5.33	6.88
Gross profit	$5.9	$116.0	5.41%	6.82%	$110.1	5.24%	6.77%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to both the U.S. and Canada were $0.4 million each for the three months ended March 31, 2013, compared to $0.5 million and $0.6 million, respectively, for the same period in 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $6.2 million, or 5.54%, to $118.1 million for the three months ended March 31, 2013 from $111.9 million for the same period in 2012. The increase in remaining gross profit was due primarily to the growth in our food/non-food product sales, which have a higher profit margin than cigarette sales.
Remaining gross profit margin was 5.50% of total net sales for the three months ended March 31, 2013 compared to 5.33% for the same period in 2012 representing a 17 basis point improvement. The increase in remaining gross profit margin was driven primarily by increased food/non-food product sales. The addition of Davenport decreased overall remaining gross profit margin by approximately 10 basis points as they have not yet fully implemented the full complement of our product offerings and marketing programs. In addition, inflation in cigarette manufacturer prices decreased remaining gross profit margin by five basis points compared with the first quarter of 2012.
In the first quarter of 2013, cigarette remaining gross profit on a per carton basis increased 3.5% compared to the same period last year, excluding the impact of Davenport, due primarily to cigarette manufacturer price increases and a shift in our customer sales mix. Including Davenport, cigarette remaining gross profit was flat period over period.
Food/non-food remaining gross profit increased $6.1 million, or 8.0%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was driven primarily by the addition of Davenport and a shift in our sales mix to higher margin product categories. Food/non-food remaining gross profit margin increased 31 basis points to 12.14% for the first quarter of 2013 compared with 11.83% for the same period last year. Excluding Davenport, food/non-food remaining gross profit margin increased 38 basis points driven by a shift in our sales mix to higher margin product categories.
Lower income from manufacturer price increases reduced our food/non-food remaining gross profit margins by four basis points. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. In addition, to the extent that we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 65% of the overall convenience store market.

For the three months ended March 31, 2013, our remaining gross profit for food/non-food products was approximately 70.1% of our total remaining gross profit compared to 68.5% for the same period in 2012.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the three months ended March 31, 2013, operating expenses increased $6.9 million, or 6.6%, to $110.9 million from $104.0 million for the three months ended March 31, 2012. The increase in operating expenses was attributable primarily to the addition of Davenport. As a percentage of net sales, total operating expenses were 5.2% for the three months ended March 31, 2013 compared to 5.0% for the same period in 2012 due primarily to deleverage from softer net sales, driven primarily by lower cigarette carton sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $4.3 million, or 6.8%, to $67.7 million for the three months ended March 31, 2013 from $63.4 million for the same period in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the three months ended March 31, 2013 compared with 3.0% for the three months ended March 31, 2012 due primarily to deleverage from softer net sales, driven primarily by lower cigarette carton sales.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.8 million, or 7.1%, for the three months ended March 31, 2013 to $42.5 million from $39.7 million for the same period in 2012. The increase in SG&A expenses was due primarily to the addition of Davenport. In addition, SG&A expenses for the three months ended March 31, 2013 included $0.2 million of acquisition costs related to Davenport. As a percentage of net sales, SG&A expenses increased to 2.0% for the first quarter of 2013 compared to 1.9% for the same period in 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Average borrowings for the three months ended March 31, 2013 were $34.3 million with an average interest rate of 2.0%, compared to average borrowings of $24.8 million and an average interest rate of 2.1% for the same period in 2012.
Foreign Currency Transaction (Losses) Gains, Net. We realized foreign currency transaction losses of $0.4 million for the three months ended March 31, 2013 compared to $0.1 million of foreign currency transaction gains for the same period in 2012. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 36.6% for the three months ended March 31, 2013 compared to 36.8% for the same period in 2012. The provision for income taxes for both the three months ended March 31, 2013 and 2012 included a $0.1 million net benefit which reduced our effective tax rate by approximately 2.4% and 2.0%, respectively. The net benefit related primarily to federal tax credits during the three months ended March 31, 2013 and to the expiration of the statute of limitations for uncertain tax positions during the same period in 2012. We currently expect our effective tax rate to be approximately 40% for 2013.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2013 and 2012 (in millions) (1):

	Three Months Ended
	March 31,
	2013	2012
Cigarettes
Net sales	$1,463.4	$1,452.4
Excise taxes in sales (2)	396.8	425.7
Net sales, less excise taxes (3)	1,066.6	1,026.7
LIFO expense	1.2	1.3
Gross profit (4)	34.9	35.0
Gross profit %	2.38%	2.41%
Gross profit % less excise taxes	3.27%	3.41%
Remaining gross profit (6)	$35.3	$35.2
Remaining gross profit %	2.41%	2.42%
Remaining gross profit % less excise taxes	3.31%	3.43%

Food/Non-food Products
Net sales	$682.3	$648.3
Excise taxes in sales (2)	48.8	48.5
Net sales, less excise taxes (3)	633.5	599.8
LIFO expense	1.7	1.6
Gross profit (5)	81.1	75.1
Gross profit %	11.89%	11.58%
Gross profit % less excise taxes	12.80%	12.52%
Remaining gross profit (6)	$82.8	$76.7
Remaining gross profit %	12.14%	11.83%
Remaining gross profit % less excise taxes	13.07%	12.79%

Totals
Net sales	$2,145.7	$2,100.7
Excise taxes in sales (2)	445.6	474.2
Net sales, less excise taxes (3)	1,700.1	1,626.5
LIFO expense	2.9	2.9
Gross profit (4) (5)	116.0	110.1
Gross profit %	5.41%	5.24%
Gross profit % less excise taxes	6.82%	6.77%
Remaining gross profit (6)	$118.1	$111.9
Remaining gross profit %	5.50%	5.33%
Remaining gross profit % less excise taxes	6.95%	6.88%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.8 million for the three months ended March 31, 2013 compared to $1.1 million for the same period of 2012.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit. Inventory holding gains from our food/non-food commodities decreased $0.3 million for the three months ended March 31, 2013 compared to the same period of 2012.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2013 were $18.6 million compared to $19.1 million as of December 31, 2012. Our restricted cash was $10.9 million as of March 31, 2013 and December 31, 2012. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2013, our cash flows from operating activities provided $60.3 million and at March 31, 2013, we had $145.6 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities decreased by $31.4 million to $60.3 million for the three months ended March 31, 2013 compared to $91.7 million for the same period in 2012. This decrease was due to a $30.9 million decrease in net cash provided by working capital due primarily to a $32.2 million decrease in working capital generated by inventory for the three months ended March 31, 2013. Working capital provided by inventory was unusually high for the three months ended March 31, 2012 due primarily to higher 2011 year-end purchases related to promotional opportunities, LIFO tax strategy, new business and holiday timing.
Cash flows from investing activities
Net cash used in investing activities decreased by $3.4 million to $1.9 million for the three months ended March 31, 2013 compared to $5.3 million for the same period in 2012. This decrease was due primarily to cash used for capital expenditures which decreased by $3.8 million to $1.7 million in 2013 compared with $5.5 million for the same period in 2012. Capital expenditures were higher in 2012 due primarily to infrastructure enhancements to our new Florida facility and one other division. Capital expenditures for 2013 are expected to approach $30 million, approximately half of which is being utilized for expansion projects with the remainder used for maintenance investments.
Cash flows from financing activities
Net cash used in financing activities decreased by $25.6 million to $58.8 million for the three months ended March 31, 2013 compared to $84.4 million for the same period in 2012. This decrease was due primarily to a decrease in net borrowing under our Credit Facility of $12.7 million and a decrease of $14.1 million in book overdrafts, caused by the level of cash on hand in relation to the timing of vendor payments.

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
The following table provides the components of adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012	% Change
Net income	$2.6	$3.6
Interest expense, net (1)	0.6	0.5
Provision for income taxes	1.5	2.1
Depreciation and amortization	6.6	6.3
LIFO expense	2.9	2.9
Stock-based compensation expense	1.3	1.4
Foreign currency transaction losses (gains), net	0.4	(0.1)
Adjusted EBITDA	$15.9	$16.7	(4.8)%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA was $15.9 million in the first quarter of 2013 compared to $16.7 million for the same period of 2012. Adjusted EBITDA for the first quarter of 2013 was impacted by the lack of operating leverage due to softer net sales, driven primarily by lower cigarette carton sales.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) extended through May 2016 with a capacity of $200 million which provides for up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. Borrowings under the Credit Facility are subject to interest based on LIBOR or CDOR borrowings plus a margin in the range of 175 to 225 basis points, depending on the amount of available credit.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2013, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2013	2012
Amounts borrowed	$24.0	$73.3
Outstanding letters of credit	$21.9	$19.8
Amounts available to borrow	$145.6	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three months ended March 31, 2013 and 2012 were $34.3 million and $24.8 million, respectively, with amounts borrowed, at any one time outstanding, ranging from $15.0 million to $73.3 million and from zero to $72.9 million, respectively.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three months ended March 31, 2013 and 2012 was 2.0% and 2.1%, respectively. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million during both periods. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.4 million as of March 31, 2013 and $1.5 million as of December 31, 2012.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

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
Factors that might cause or contribute to such differences include, but are not limited to, challenging economic conditions; our dependence on the convenience retail industry for our revenues; competition in our distribution markets, including direct distribution by manufacturers; the dependence of some of our distribution centers on a few relatively large customers; gasoline and other price increases; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability claims, counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; our dependence on our senior management; shortages of qualified labor; attempts by unions to organize our employees; exposure to employee health benefit costs; compliance with governmental regulations; earthquake and natural disaster damage; exposure to insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; competition from sales of illicit and other low priced sales of cigarettes; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital, including any restrictions placed on our operations by such borrowings; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” and this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with SEC on March 14, 2013, did not change materially during the three months ended March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages.We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended March 31, 2013:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3) (4)

January 1, 2013 to January 31, 2013	6,607	$49.99	$0.3	$5.5
February1, 2013 to February 28, 2013	21,000	48.96	1.0	4.5
March 1, 2013 to March 31, 2013	44,500	48.81	2.2	2.3
Total repurchases for the three months ended March 31, 2013	72,107	$48.96	$3.5	$2.3

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

(4)	During the three months ended March 31, 2013 we repurchased 72,107 shares of common stock under the share repurchase program at an average price of $48.96 per share for a total cost of $3.5 million.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

3.2	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on August 18, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: May 7, 2013	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: May 7, 2013	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer