Form 10-Q
period 2013-06-30
Core-Mark Holding Company, Inc.
filed 2013-08-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
     Yes  ☐    No  ☒
As of July 31, 2013, 11,523,311 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$20.1	$19.1
Restricted cash	11.0	10.9
Accounts receivable, net of allowance for doubtful accounts of $9.8 and $10.9
at June 30, 2013 and December 31, 2012, respectively	278.4	228.1
Other receivables, net	55.5	53.8
Inventories, net (Note 4)	314.6	366.4
Deposits and prepayments	72.1	40.3
Deferred income taxes	8.2	8.2
Total current assets	759.9	726.8
Property and equipment, net	111.4	114.7
Goodwill	23.0	22.8
Other intangible assets, net	20.0	21.4
Other non-current assets, net	30.8	33.5
Total assets	$945.1	$919.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136.4	$94.4
Book overdrafts	29.1	24.7
Cigarette and tobacco taxes payable	155.2	165.6
Accrued liabilities	87.6	79.5
Deferred income taxes	3.3	3.4
Total current liabilities	411.6	367.6
Long-term debt (Note 5)	58.6	84.7
Deferred income taxes	11.1	11.7
Other long-term liabilities	11.7	12.1
Claims liabilities, net	27.3	28.1
Pension liabilities	13.4	14.8
Total liabilities	533.7	519.0
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized;12,758,985 and
12,602,806 shares issued; 11,524,799 and 11,446,229 shares outstanding at
June 30, 2013 and December 31, 2012, respectively)	0.1	0.1
Additional paid-in capital	253.2	249.2
Treasury stock at cost (1,234,186 and 1,156,577 shares of common stock at
June 30, 2013 and December 31, 2012, respectively)	(41.2)	(37.4)
Retained earnings	207.0	194.9
Accumulated other comprehensive loss	(7.7)	(6.6)
Total stockholders’ equity	411.4	400.2
Total liabilities and stockholders’ equity	$945.1	$919.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$2,509.9	$2,287.3	$4,655.6	$4,388.0
Cost of goods sold	2,372.9	2,164.7	4,402.6	4,155.2
Gross profit	137.0	122.6	253.0	232.8
Warehousing and distribution expenses	72.8	66.2	140.5	129.6
Selling, general and administrative expenses	42.9	37.8	85.4	77.5
Amortization of intangible assets	0.7	0.8	1.4	1.7
Total operating expenses	116.4	104.8	227.3	208.8
Income from operations	20.6	17.8	25.7	24.0
Interest expense	(0.8)	(0.6)	(1.5)	(1.2)
Interest income	0.1	0.1	0.2	0.2
Foreign currency transaction losses, net	(0.1)	(0.2)	(0.5)	(0.1)
Income before income taxes	19.8	17.1	23.9	22.9
Provision for income taxes (Note 7)	(8.1)	(7.0)	(9.6)	(9.2)
Net income	$11.7	$10.1	$14.3	$13.7

Basic net income per common share (Note 9)	$1.02	$0.89	$1.24	$1.20
Diluted net income per common share (Note 9)	$1.01	$0.87	$1.23	$1.18

Basic weighted-average shares (Note 9)	11.5	11.4	11.5	11.4
Diluted weighted-average shares (Note 9)	11.6	11.6	11.6	11.6

Dividends declared and paid per common share (Note 11)	$0.19	$0.17	$0.19	$0.34
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$11.7	$10.1	$14.3	$13.7
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	0.1	—	0.2	0.1
Foreign currency translation adjustment losses	(0.8)	(0.3)	(1.3)	—
Total other comprehensive (loss) income, net of tax	(0.7)	(0.3)	(1.1)	0.1
Comprehensive income	$11.0	$9.8	$13.2	$13.8
_____________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$14.3	$13.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	6.6	7.0
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	2.7	2.7
Bad debt expense, net	0.4	0.6
Depreciation and amortization	13.4	12.7
Foreign currency transaction losses, net	0.5	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(51.6)	(35.4)
Other receivables, net	(2.0)	(8.0)
Inventories, net	42.4	68.9
Deposits, prepayments and other non-current assets	(31.2)	(11.0)
Accounts payable	42.9	17.9
Cigarette and tobacco taxes payable	(8.2)	(28.1)
Pension, claims, accrued and other long-term liabilities	5.4	(3.5)
Net cash provided by operating activities	35.8	37.8
Cash flows from investing activities:
Change in restricted cash	(0.7)	2.1
Additions to property and equipment, net	(6.7)	(13.2)
Proceeds from sale of fixed assets	—	0.2
Net cash used in investing activities	(7.4)	(10.9)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(26.3)	(14.3)
Principal payments under capital lease obligations	(0.5)	(0.2)
Dividends paid	(2.2)	(3.9)
Payments of financing costs	(0.3)	—
Repurchases of common stock	(3.8)	(0.7)
Proceeds from exercise of common stock options	2.0	1.9
Tax withholdings related to net share settlements of restricted stock units	(2.1)	(0.9)
Excess tax deductions associated with stock-based compensation	1.4	0.5
Increase (decrease) in book overdrafts	4.4	(6.9)
Net cash used in financing activities	(27.4)	(24.5)
Effects of changes in foreign exchange rates	—	(0.2)
Increase in cash and cash equivalents	1.0	2.2
Cash and cash equivalents, beginning of period	19.1	15.2
Cash and cash equivalents, end of period	$20.1	$17.4
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$11.8	$4.8
Interest paid	$0.8	$0.9
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2013, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared on the same basis as our audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position, comprehensive income and cash flows.
Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements, which are included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012.
Concentration of Credit Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. We place our cash and cash equivalents in short-term instruments with high quality financial institutions and limit the amount of credit exposure in any one financial instrument.
The Company's policy is to perform credit reviews for new customers and conduct ongoing credit evaluations of each customer's financial condition. We assign credit limits to customers based on a risk assessment of their ability to pay and other factors. In addition, prepayments and other guarantees are required whenever deemed necessary. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 13% of our net sales in both the three and six months ended June 30, 2013 and for the same periods in 2012. As of June 30, 2013 and December 31, 2012, no single customer accounted for 10% or more of our accounts receivable.

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
Total purchase consideration to acquire Davenport was approximately $40.8 million of which $34.3 million was paid at closing. During the first six months of 2013, the total consideration payable to the former owners of Davenport increased by $1.9 million as a result of certain post-closing adjustments. This additional consideration will be paid during the third quarter of 2013. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.
The following table presents the assets acquired and liabilities assumed based on their preliminary estimated fair values and purchase consideration as of the acquisition date, which are subject to change for up to one year from the acquisition date (in millions).

December 17, 2012
Cash	$0.3
Accounts receivable	21.2
Other receivables	3.8
Inventory	20.3
Prepaid expenses / other assets	2.6
Property, plant and equipment	5.3
Intangible assets	2.6
Goodwill	6.8
Net deferred tax liabilities	(1.3)
Capital lease liability	(10.9)
Other liabilities	(9.9)
Total consideration	$40.8
There is a $4.0 million indemnity holdback for any post-closing liabilities in connection with the acquisition, which will be released, less indemnity claims, to the former owners in equal installments over the four year period following the closing of the acquisition. Total purchase consideration includes $0.6 million in contingent payments related to employment agreements. While we do not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values may change the amount allocable to goodwill.
Intangible assets include $1.9 million for customer relationships which is being amortized over 10 years and $0.7 million for non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value.
The acquisition resulted in $6.8 million of non-amortizing goodwill which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition reflects the synergies the Company expects to realize as a result of the business combination. The goodwill is not deductible for tax purposes. The $1.3 million of net deferred tax liabilities resulting from the acquisition were related primarily to the difference between the book and tax bases of the assets, whose estimated fair value was determined by the valuation. Simultaneous with the closing of the acquisition, we executed a capital lease for a warehouse facility in Sanford, North Carolina with some of the former owners of Davenport who are now employees of the Company. The term of the lease was for 10 years and the capital lease obligation as of June 30, 2013 was $10.6 million.
Results of operations of Davenport have been included in Core-Mark’s consolidated statements of operations and comprehensive income since the date of acquisition. In addition, we incurred $0.1 million and $0.3 million of acquisition and integration related costs for the three and six months ended June 30, 2013 which are included in our selling, general and administrative expenses.
We did not consider the Davenport acquisition to be a material business combination and therefore have not disclosed pro-forma results of operations for the acquired business.

4.	Inventories
Inventories consist of the following (in millions):

	June 30,	December 31,
	2013	2012
Inventories at FIFO, net of reserves	$411.5	$456.7
Less: LIFO reserve	(96.9)	(90.3)
Total inventories at LIFO, net of reserves	$314.6	$366.4

Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. We recorded LIFO expense of $3.7 million and $4.3 million for the three months ended June 30, 2013 and 2012, respectively, and $6.6 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively.

5.    Long-term Debt
Total long-term debt consists of the following (in millions):

	June 30,	December 31,
	2013	2012
Amounts borrowed (Credit Facility)	$47.0	$73.3
Obligations under capital leases	11.6	11.4
Total long-term debt	$58.6	$84.7
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million which is expandable up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 30, 2013, we entered into a fifth amendment to our Credit Facility (the "Fifth Amendment"), which extended the term of our Credit Facility from May 2016 to May 2018 and reduced the margin on LIBOR or CDOR borrowings and the unused facility fees. The margin added to LIBOR or CDOR is a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. The Fifth Amendment established our basket for permitted stock repurchases at $50 million, not to exceed $15 million in any year, and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility. At the date of signing the Fifth Amendment, we incurred fees of approximately $0.3 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2013, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2013	2012
Amounts borrowed	$47.0	$73.3
Outstanding letters of credit	$21.9	$19.8
Amounts available to borrow (1)	$120.9	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2013 were $41.4 million and $37.9 million, respectively, with amounts borrowed, at any one time, ranging from zero to $112.0 million. For the three and six months ended June 30, 2012, average borrowings were $40.5 million and $32.6 million, respectively, with amounts borrowed, at any one time, ranging from zero to $91.5 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and six months ended June 30, 2013 was 1.9% and 2.0%, respectively, compared to 2.1% for each of the same periods in 2012. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million and $0.5 million during the three and six months ended June 30, 2013 and 2012, respectively. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.6 million as of June 30, 2013 and $1.5 million as of December 31, 2012.

6.	Contingencies
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for November 4, 2013. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.
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
Our effective tax rate was 40.9% and 40.2% for the three and six months ended June 30, 2013, respectively, and for the same periods in 2012.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes, was approximately $1.9 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively, all of which would impact our effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $1.3 million through June 30, 2014.
We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In 2011, the IRS initiated an examination of our federal tax returns for 2009 and 2010. The examination was finalized in the first quarter of 2013 and resulted in no adjustments. The 2011 to 2012 tax years remain subject to examination by federal authorities. In addition, certain income tax returns related to two of our recent acquisitions are still subject to examination by federal and state tax authorities for 2009 to 2012 tax years. The 2009 to 2012 tax years remain subject to examination by state tax authorities with the 2008 tax year still open for certain state tax authorities. The 2005 to 2012 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans are frozen and there have been no new entrants to the Pension Plans.
The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
PENSION BENEFITS
Interest cost	$0.4	$0.4	$0.8	$0.8
Expected return on plan assets	(0.6)	(0.5)	(1.2)	(1.0)
Amortization of net actuarial loss	0.2	0.1	0.3	0.2
Net periodic benefit cost	$—	$—	$(0.1)	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OTHER POST-RETIREMENT BENEFITS
Interest cost	$0.1	$—	$0.1	$0.1
Amortization of prior service credit	—	—	—	(0.1)
Net periodic other benefit cost	$0.1	$—	$0.1	$—
We contributed $0.8 million and $1.3 million to the Pension Plans during the three and six months ended June 30, 2013, respectively, and $1.5 million during the three and six months ended June 30, 2012, respectively. We expect to contribute $2.1 million to the Pension Plans during the remainder of 2013.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$11.7	11.5	$1.02	$10.1	11.4	$0.89
Effect of dilutive
equivalents:
Restricted stock units		—	—		0.1	(0.01)
Stock options		0.1	(0.01)		0.1	(0.01)
Diluted EPS	$11.7	11.6	$1.01	$10.1	11.6	$0.87

	Six Months Ended June 30,
	2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$14.3	11.5	$1.24	$13.7	11.4	$1.20
Effect of dilutive common share
equivalents:
Restricted stock units		—	—		0.1	(0.01)
Stock options		0.1	(0.01)		0.1	(0.01)
Diluted EPS	$14.3	11.6	$1.23	$13.7	11.6	$1.18
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2013 and 2012.

10.	Stock-based Compensation Plans
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.4 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.7 million for both the six months ended June 30, 2013 and 2012. Total unrecognized compensation cost related to non-vested share-based compensation arrangements was $10.1 million at June 30, 2013. This balance is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.
Grant Activities
During the first six months of 2013, we granted 87,268 restricted stock units to employees and non-employee directors from the 2010 Long Term Incentive Plan (“LTIP”) at a weighted-average grant date fair value of $49.38, compared to 81,468 restricted stock units from the 2010 LTIP at a weighted-average grant date fair value of $39.67 for the same period in 2012. During the first six months of 2013, we also granted 90,500 performance-based shares to employees from the 2010 LTIP at a weighted-average grant date fair value of $49.13, compared to 85,252 performance-based shares to employees from the 2010 LTIP at the weighted-average grant date fair value of $39.59 for the same period in 2012. The 90,500 performance shares granted during 2013 represent the maximum that can be earned. The number of performance shares that the employee ultimately earns is based upon achievement of certain specified performance metrics during 2013. The 2013 grants generally vest over a three-year period with one-third vesting twelve months following the date of grant, one-third vesting in January 2015 and the remaining one-third vesting in January 2016. The weighted-average grant date fair value is based on the fair market value of our common stock at the date of grant.

11.	Stockholders' Equity
Dividends
The Board of Directors approved the following dividends in 2013 (in millions, except share data):

Declaration Date	Dividend Per Share	Record Date	Total Cash Payment Amount	Payment Date
May 2, 2013	$0.19	May 24, 2013	$2.2	June 17, 2013
August 1, 2013	$0.19	August 23, 2013	NA (1)	September 16, 2013
______________________________________________

(1)	Amount will be determined based on common stock outstanding as of record date.
In lieu of our first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share on December 20, 2012, which resulted in an aggregate dividend payment to shareholders of $2.2 million on December 31, 2012.
Repurchase of Common Stock
In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of June 30, 2013, there was $32 million available for future share repurchases under the program.
The following table summarizes our stock repurchase activities for the three and six months ended June 30, 2013 and 2012 (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of shares repurchased	5,502	—	77,609	17,800
Average price per share	$57.48	NA	$49.56	$39.50
Total repurchase costs	$0.3	—	$3.8	$0.7

12.    Segment and Geographic Information
As of June 30, 2013, we operated 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider) which support our wholesale distribution business. Twenty-four of our distribution centers are located in the U.S., including three consolidating warehouses, and four are located in Canada.
Our distribution centers (operating divisions) which produce almost all of our revenues have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for approximately 13% of our net sales in both the three and six months ended June 30, 2013 and for the same periods in 2012.
Information about our business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
United States	$2,218.7	$1,984.4	$4,124.3	$3,802.9
Canada	281.3	295.2	513.5	569.8
Corporate (1)	9.9	7.7	17.8	15.3
Total	$2,509.9	$2,287.3	$4,655.6	$4,388.0

Income (loss) before income taxes:
United States	$18.2	$15.5	$21.9	$19.0
Canada	0.2	0.7	(0.1)	0.9
Corporate (1)	1.4	0.9	2.1	3.0
Total	$19.8	$17.1	$23.9	$22.9

Interest expense:
United States	$7.5	$7.0	$14.4	$13.4
Canada	0.1	0.2	0.4	0.4
Corporate (1)	(6.8)	(6.6)	(13.3)	(12.6)
Total	$0.8	$0.6	$1.5	$1.2

Depreciation and amortization:
United States	$4.9	$4.4	$9.8	$8.7
Canada	0.7	0.8	1.4	1.5
Corporate (1)	1.2	1.2	2.2	2.5
Total	$6.8	$6.4	$13.4	$12.7
_____________________________________________
(1) Corporate consists primarily of net expenses and other income that is not allocated to the U.S. and Canada, intercompany eliminations for interest and allocations of overhead, and LIFO income or expense.
Identifiable assets by geographic areas are as follows (in millions):

	June 30,	December 31,
	2013	2012
Identifiable assets:
United States	$843.1	$821.7
Canada	102.0	97.5
Total	$945.1	$919.2

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2013	2012	2013	2012
Cigarettes	$1,702.9	$1,577.3	$3,166.3	$3,029.7
Food	343.9	304.1	629.9	575.5
Candy	139.3	128.4	263.2	250.2
Other tobacco products	202.0	173.7	375.6	337.1
Health, beauty & general	81.6	67.0	153.6	131.7
Beverages	39.4	36.1	66.2	62.5
Equipment/other	0.8	0.7	0.8	1.3
Total food/non-food products	$807.0	$710.0	$1,489.3	$1,358.3
Total net sales	$2,509.9	$2,287.3	$4,655.6	$4,388.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider).
Our objective is to increase the number of customers we serve, and help them improve their sales and profitability, which will increase our overall return to shareholders by growing our market share, revenues and profitability. To that end, we remained focused during the second quarter of 2013 on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing customer category management expertise and expanding our market presence.

Second Quarter Overview
In the second quarter of 2013, we continued to benefit from our acquisition of J.T. Davenport & Sons, Inc. (“Davenport”) and the execution of our core strategies which resulted in sales growth of higher margin food/non-food products.
Net sales for the second quarter of 2013 increased 9.7%, or $222.6 million, to $2,509.9 million compared to $2,287.3 million for the same period in 2012 driven by an increase of 13.7% in food/non-food sales and an 8.0% increase in cigarette sales. Net sales excluding excise taxes increased 11.9%.
Gross profit for the second quarter of 2013 increased by $14.4 million, or 11.7%, to $137.0 million from $122.6 million during the same period in 2012. Remaining gross profit (1) increased $13.1 million, or 10.6%, to $136.8 million for the three months ended June 30, 2013 from $123.7 million for the same period in 2012. The increase in remaining gross profit was due primarily to the addition of Davenport and sales growth in our food/non-food product categories.
Remaining gross profit margin(1) was 5.45% of total net sales for the three months ended June 30, 2013 compared to 5.41% for the same period in 2012 representing a four basis point improvement. Increases in remaining gross profit driven by the shift in sales to higher margin food/non-food products were offset by the addition of Davenport and the gain of a major customer which decreased overall remaining gross profit margin by 14 basis points. In addition, increases in cigarette manufacturer prices compressed remaining gross profit margin by five basis points compared with the second quarter of 2012.
Operating expenses as a percentage of sales were 4.6% for both the three months ended June 30, 2013 and 2012. A shift in food/non-food sales to 32.2% of total net sales in the second quarter this year from 31.0% last year increased operating expenses as a percentage of sales. This is the result of food/non-food products having lower selling prices than cigarettes, and higher handling costs.
Net income for the three months ended June 30, 2013 increased 15.8% to $11.7 million from $10.1 million for the same period in 2012 driven by the aforementioned items. Adjusted EBITDA(2) was $32.5 million in the second quarter of 2013 compared to $29.8 million for the same period of 2012.

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
 Some of our more recent expansion activities include:

•
On May 7, 2013, we signed a three year distribution agreement with Turkey Hill, a subsidiary of the Kroger Co. (“Kroger”) and the largest of the Kroger's convenience divisions, to service their 268 convenience stores across Pennsylvania, Ohio and Indiana. In addition to the Turkey Hill stores, we service over 400 Kroger convenience locations.

•
On December 17, 2012, we acquired Davenport, a convenience wholesaler based in North Carolina, which services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence in the Southeastern United States and further supported our ability to cost effectively service national and regional retailers (see Note 3 - Acquisition to our interim consolidated financial statements).

•
We continue to add breadth to our proprietary “Fresh and Local™”program by offering new fresh item solutions and we anticipate positive sales and margin growth in 2013 for “Fresh” by improving product assortment, in-store marketing efforts and spoils management. As of June 30, 2013, there were over 9,400 participating stores.

•
VCI brings efficiency to the supply chain, lowers our customers' investment in inventories and greatly reduces in-store out of stocks. In 2012, we developed an analytical tool primarily for independent retailers which enables our sales force to individualize the VCI benefits for each potential participant. We believe this will contribute to greater acceptance and participation in our VCI program which enables a multiple deliveries per week platform allowing us to further expand our Fresh initiative.

Results of Operations
Comparison of the Three Months Ended June 30, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2013			June 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$222.6	$2,509.9	100.0%	—%	$2,287.3	100.0%	—%
Net sales — Cigarettes	125.6	1,702.9	67.8	62.2	1,577.3	69.0	62.9
Net sales — Food/non-food	97.0	807.0	32.2	37.8	710.0	31.0	37.1
Net sales, less excise taxes (2)	210.5	1,986.3	79.1	100.0	1,775.8	77.6	100.0
Gross profit (3)	14.4	137.0	5.5	6.9	122.6	5.4	6.9
Warehousing and
distribution expenses	6.6	72.8	2.9	3.7	66.2	2.9	3.7
Selling, general and
administrative expenses	5.1	42.9	1.7	2.2	37.8	1.7	2.1
Amortization of
intangible assets	(0.1)	0.7	—	—	0.8	—	—
Income from operations	2.8	20.6	0.8	1.0	17.8	0.8	1.0
Interest expense	0.2	(0.8)	—	—	(0.6)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
losses, net	(0.1)	(0.1)	—	—	(0.2)	—	—
Income before taxes	2.7	19.8	0.8	1.0	17.1	0.7	1.0
Net income	1.6	11.7	0.5	0.6	10.1	0.4	0.6
Adjusted EBITDA (4)	2.7	32.5	1.3	1.6	29.8	1.3	1.7
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 23).

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

Net Sales. Net sales increased by $222.6 million, or 9.7%, to $2,509.9 million for the three months ended June 30, 2013 from $2,287.3 million for the same period in 2012. Excluding excise taxes, net sales increased 11.9% during the second quarter. The increase was due primarily to the addition of Davenport, net market share gains and incremental net sales to existing customers driven primarily by the success of our key marketing strategies during the second quarter.
Net Sales of Cigarettes. Net sales of cigarettes for the three months ended June 30, 2013 increased by $125.6 million, or 8.0%, to $1,702.9 million from $1,577.3 million for the same period in 2012. This increase in net cigarette sales was driven primarily by sales from Davenport and a 2.2% increase in the average price per carton. Total net cigarette sales as a percentage of total net sales were 67.8% for the three months ended June 30, 2013 compared to 69.0% for the same period in 2012. Total carton sales during the second quarter of 2013 increased 7.6%, consisting of an increase of 9.8% in the U.S., partially offset by a decrease of 12.7% in Canada. Excluding incremental carton sales attributable to Davenport, carton sales declined 1.2% in the U.S. Carton sales in Canada were negatively impacted by the loss of two non-major customers in 2012.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the three months ended June 30, 2013 increased $97.0 million, or 13.7%, to $807.0 million from $710.0 million in 2012. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	June 30,
	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$343.9	$304.1	$39.8	13.1%
Candy	139.3	128.4	10.9	8.5%
Other tobacco products	202.0	173.7	28.3	16.3%
Health, beauty & general	81.6	67.0	14.6	21.8%
Beverages	39.4	36.1	3.3	9.1%
Equipment/other	0.8	0.7	0.1	14.3%
Total Food/Non-food Products	$807.0	$710.0	$97.0	13.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
This increase in food/non-food sales was driven primarily by sales from Davenport, net market share gains and incremental net sales from existing customers. Continued success in implementing our key marketing strategies, primarily benefiting the food category, was a significant driver to the improvement in net sales to existing customers during the second quarter this year. In addition, we continue to see higher sales of smokeless tobacco products in our other tobacco products category (“OTP”) and sales of e-cigarettes included in our health, beauty & general product categories. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, which are generally higher than profit margins on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.2% for the three months ended June 30, 2013 compared to 31.0% for the same period in 2012.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and are therefore a part of our gross profit. Gross profit for the three months ended June 30, 2013 increased $14.4 million, or 11.7% to $137.0 million from $122.6 million for the same period in 2012. The increase in gross profit was due primarily to the addition of Davenport and to a shift in sales to food/non-food products which have higher gross profit margins than cigarettes. Gross profit margin was 5.46% of total net sales for the three months ended June 30, 2013 compared to 5.36% for the same period in 2012.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2013			June 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$222.6	$2,509.9	100.0%	—	$2,287.3	100.0%	—
Net sales, less excise taxes (2)	210.5	1,986.3	79.1	100.0%	1,775.8	77.6	100.0%
Components of gross profit:
Cigarette inventory holding gains (3)	$0.7	$3.9	0.16%	0.20%	$3.2	0.14%	0.18%
LIFO expense	0.6	(3.7)	(0.15)	(0.19)	(4.3)	(0.19)	(0.25)
Remaining gross profit (4)	13.1	136.8	5.45	6.89	123.7	5.41	6.97
Gross profit	$14.4	$137.0	5.46%	6.90%	$122.6	5.36%	6.90%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 23).

(3)
The amount of cigarette inventory holding gains attributable to both the U.S. and Canada were $3.8 million and $0.1 million, respectively, for the three months ended June 30, 2013, compared to $3.1 million and $0.1 million, respectively, for the same period in 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $13.1 million, or 10.6%, to $136.8 million for the three months ended June 30, 2013 from $123.7 million for the same period in 2012. The increase in remaining gross profit was due primarily to Davenport and the growth in our food/non-food product sales, which have a higher profit margin than cigarette sales.
Remaining gross profit margin was 5.45% of total net sales for the three months ended June 30, 2013 compared to 5.41% for the same period in 2012 representing a four basis point improvement. Increases in remaining gross profit margin driven by the shift in sales to higher margin food/non-food products were offset by the addition of Davenport and the gain of a major customer which decreased overall remaining gross profit margin by 14 basis points. In addition, increases in cigarette manufacturer prices compressed remaining gross profit margin by five basis points compared with the second quarter of 2012.
In the second quarter of 2013, cigarette remaining gross profit on a per carton basis was consistent with the second quarter last year excluding the impact of Davenport. Including Davenport, cigarette remaining gross profit per carton decreased 4.5%.
Food/non-food remaining gross profit increased $11.9 million, or 14.0%, for the three months ended June 30, 2013 compared to the same period in 2012. Food/non-food remaining gross profit margin increased four basis points to 12.01% for the second quarter 2013 compared with 11.97% for the same period last year. Excluding the gain of a major customer, food/non-food remaining gross profit margin increased 12 basis points driven primarily by our food category offset by OTP, which had higher sales in the second quarter this year but has lower gross profit margins relative to other food/non-food products.
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
For the three months ended June 30, 2013, our remaining gross profit for food/non-food products was approximately 70.8% of our total remaining gross profit compared to 68.7% for the same period in 2012.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the three months ended June 30, 2013, operating expenses increased $11.6 million, or 11.1%, to $116.4 million from $104.8 million for the three months ended June 30, 2012. The increase in operating expenses was attributable primarily to the addition of Davenport and an increase in sales volume of food/non-food products. As a percentage of net sales, total operating expenses were 4.6% for both the three months ended June 30, 2013 and 2012. The shift in sales to food/non-food products increased operating expenses as a percentage of net sales for the second quarter of 2013 since food/non-food products have lower sales price points than the cigarette category.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $6.6 million, or 10.0%, to $72.8 million for the three months ended June 30, 2013 from $66.2 million for the same period in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for both the three months ended June 30, 2013 and 2012.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.1 million, or 13.5%, for the three months ended June 30, 2013 to $42.9 million from $37.8 million for the same period in 2012. The increase in SG&A expenses was due primarily to the addition of Davenport. As a percentage of net sales, SG&A expenses were 1.7% for both the three months ended June 30, 2013 and 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.8 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase in interest expense was due primarily to interest related to a capital lease for a warehouse facility entered into in December 2012. Average borrowings for the three months ended June 30, 2013 were $41.4 million with an average interest rate of 1.9%, compared to average borrowings of $40.5 million and an average interest rate of 2.1% for the same period in 2012.
Foreign Currency Transaction Losses, Net. We realized foreign currency transaction losses of $0.1 million for the three months ended June 30, 2013 compared to $0.2 million for the same period in 2012. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 40.9% for both the three months ended June 30, 2013 and 2012. We currently expect our effective tax rate to be approximately 40% for 2013.

Comparison of the Six Months Ended June 30, 2013 and 2012 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2013			June 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$267.6	$4,655.6	100.0%	—	$4,388.0	100.0%	—%
Net sales — Cigarettes	136.6	3,166.3	68.0	62.4	3,029.7	69.0	63.0
Net sales — Food/non-food	131.0	1,489.3	32.0	37.6	1,358.3	31.0	37.0
Net sales, less excise taxes (2)	284.2	3,686.4	79.2	100.0	3,402.2	77.5	100.0
Gross profit (3)	20.2	253.0	5.4	6.9	232.8	5.3	6.8
Warehousing and
distribution expenses	10.9	140.5	3.0	3.8	129.6	3.0	3.8
Selling, general and
administrative expenses	7.9	85.4	1.8	2.3	77.5	1.8	2.3
Amortization of
intangible assets	(0.3)	1.4	—	—	1.7	—	—
Income from operations	1.7	25.7	0.6	0.7	24.0	0.5	0.7
Interest expense	0.3	(1.5)	—	—	(1.2)	—	—
Interest income	—	0.2	—	—	0.2	—	—
Foreign currency transaction
losses, net	0.4	(0.5)	—	—	(0.1)	—	—
Income before taxes	1.0	23.9	0.5	0.6	22.9	0.5	0.7
Net income	0.6	14.3	0.3	0.4	13.7	0.3	0.4
Adjusted EBITDA (4)	1.8	48.4	1.0	1.3	46.6	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 23).

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

Net Sales. Net sales increased by $267.6 million, or 6.1%, to $4,655.6 million for the six months ended June 30, 2013 from $4,388.0 million for the same period in 2012. The increase was due primarily to the addition of Davenport. Excluding Davenport and the impact of one less selling day, sales were down slightly for the first six months of 2013 compared to the first six months of 2012, driven primarily by the timing of non-major customer losses during 2012 versus the timing of the large customer win this year.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2013 increased by $136.6 million, or 4.5%, to $3,166.3 million from $3,029.7 million for the same period in 2012. This increase in net cigarette sales was driven by sales from Davenport, the gain of a major customer and a 2.1% increase in the average price per carton, offset by the loss of several non-major customers in 2012 whose sales were heavily weighted to cigarettes. In addition, there was one less selling day during the six months ended June 30, 2013. Total net cigarette sales as a percentage of total net sales were 68.0% for the six months ended June 30, 2013 compared to 69.0% for the same period in 2012.

Total carton sales during the first six months of 2013 increased 4.2%, consisting of a 6.3% increase in the U.S., partially offset by a decrease of 16.1% in Canada. Excluding incremental carton sales attributable to Davenport and one less selling day during the six months ended June 30, 2013, carton sales declined 3.5% in the U.S. and 15.5% in Canada. In addition to the loss of several non-major customers which had a heavy index of cigarette volume, we believe carton sales were negatively impacted as a result of economic pressures affecting the consumer in the early months of 2013.
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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2013 increased $131.0 million, or 9.6%, to $1,489.3 million from $1,358.3 million in the same period last year. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Six Months Ended
	June 30,
	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$629.9	$575.5	$54.4	9.5%
Candy	263.2	250.2	13.0	5.2%
Other tobacco products	375.6	337.1	38.5	11.4%
Health, beauty & general	153.6	131.7	21.9	16.6%
Beverages	66.2	62.5	3.7	5.9%
Equipment/other	0.8	1.3	(0.5)	(38.5)%
Total Food/Non-food Products	$1,489.3	$1,358.3	$131.0	9.6%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
This increase in food/non-food sales was driven primarily by sales from Davenport, net market share gains and incremental net sales from existing customers. Continued success in implementing our key marketing strategies, primarily benefiting the food category, was a meaningful driver to the improvement in net sales to existing customers during the first half this year. In addition, we continue to see higher sales of smokeless tobacco products in our OTP category and sales of e-cigarettes included in our health, beauty & general categories. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, which are generally higher than profit margins on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.0% for the six months ended June 30, 2013 compared to 31.0% for the same period in 2012.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2013 increased by $20.2 million, or 8.7%, to $253.0 million from $232.8 million during the same period in 2012 due primarily to Davenport. Gross profit margin was 5.43% of total net sales for the six months ended June 30, 2013 compared to 5.31% for the same period in 2012, a 12 basis point improvement. This improvement was due primarily to a shift in sales to food/non-food products which have higher gross profit margins than cigarettes, offset by the impact of Davenport and a new major customer.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2013 and 2012 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2013			June 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$267.6	$4,655.6	100.0%	—	$4,388.0	100.0%	—
Net sales, less excise taxes (2)	284.2	3,686.4	79.2	100.0%	3,402.2	77.5	100.0%
Components of gross profit:
Cigarette inventory holding gains (3)	$0.4	$4.7	0.09%	0.13%	$4.3	0.10%	0.13%
LIFO expense	0.6	(6.6)	(0.14)	(0.18)	(7.2)	(0.16)	(0.21)
Remaining gross profit (4)	19.2	254.9	5.48	6.91	235.7	5.37	6.92
Gross profit	$20.2	$253.0	5.43%	6.86%	$232.8	5.31%	6.84%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category, page 23).

(3)
The amount of cigarette inventory holding gains attributable to both the U.S. and Canada were $4.2 million and $0.5 million, respectively, for the six months ended June 30, 2013, compared to $3.6 million and $0.7 million, respectively, for the same period in 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $19.2 million, or 8.1%, to $254.9 million for the six months ended June 30, 2013 from $235.7 million for the same period in 2012. Remaining gross profit margin was 5.48% of total net sales for the six months ended June 30, 2013 compared to 5.37% for the same period in 2012 representing an 11 basis point improvement. Increases in remaining gross profit margin driven by the shift in sales to higher margin food/non-food products were offset by the addition of Davenport and the gain of a major customer which decreased overall remaining gross profit margin by 11 basis points. In addition, increases in cigarette manufacturer prices compressed remaining gross profit margin by five basis points for the six months ended June 30, 2013.
Cigarette remaining gross profit dollars increased 1.8% in the first six months of 2013 compared to the same period in 2012 due primarily to additional cartons sold by Davenport. Remaining gross profit per carton increased 2.8% in the first six months of 2013, excluding Davenport, driven mostly by cigarette manufacturer price increases.
Food/non-food remaining gross profit increased $17.9 million, or 11.1%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was driven primarily by the addition of Davenport and higher sales of food products. Remaining gross profit margin for our food/non-food category for the first half of 2013 was 12.06% compared to 11.90% for the same period in 2012. Excluding Davenport and the gain of a major customer, food/non-food remaining gross profit margin increased 24 basis points driven primarily by a shift in sales to higher margin products.
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
For the six months ended June 30, 2013, our remaining gross profit for food/non-food products was approximately 70.5% of our total remaining gross profit compared to 68.6% for the same period in 2012.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. For the six months ended June 30, 2013, operating expenses increased $18.5 million, or 8.9%, to $227.3 million from $208.8 million for the six months ended June 30, 2012. The increase in operating expenses was attributable primarily to the addition of Davenport and an increase in sales volume of food/non-food products. As a percentage of net sales, total operating expenses were 4.9% for the six months ended June 30, 2013 compared to 4.8% for the same period in 2012. The shift in sales to food/non-food products increased operating expenses as a percentage of net sales for the first half of 2013 since food/non-food products have lower sales price points than the cigarette category.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $10.9 million, or 8.4%, to $140.5 million for the six months ended June 30, 2013 from $129.6 million for the same period in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for both the six month ended June 30, 2013 and 2012.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.9 million, or 10.2%, for the six months ended June 30, 2013 to $85.4 million from $77.5 million for the same period in 2012. The increase in SG&A expenses was due primarily to the addition of Davenport. As a percentage of net sales, SG&A expenses were 1.8% for both the six month ended June 30, 2013 and 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and capital lease obligations. Interest expense was $1.5 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense was due primarily to interest related to a capital lease for a warehouse facility entered into in December 2012. Average borrowings for the six months ended June 30, 2013 were $37.9 million with an average interest rate of 2.0%, compared to average borrowings of $32.6 million and an average interest rate of 2.1% for the same period in 2012.
Foreign Currency Transaction Losses, Net. We realized foreign currency transaction losses of $0.5 million for the six months ended June 30, 2013 compared to losses of $0.1 million for the same period in 2012. The change was primarily due to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 40.2% for both the six months ended June 30, 2013 and 2012. We currently expect our effective tax rate to be approximately 40% for 2013.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2013 and 2012 (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cigarettes
Net sales	$1,702.9	$1,577.3	$3,166.3	$3,029.7
Excise taxes in sales (2)	468.0	459.7	864.8	885.5
Net sales, less excise taxes (3)	1,234.9	1,117.6	2,301.5	2,144.2
LIFO expense	2.1	2.4	3.3	3.7
Gross profit (4)	41.7	39.5	76.7	74.6
Gross profit %	2.45%	2.51%	2.42%	2.46%
Gross profit % less excise taxes	3.38%	3.53%	3.33%	3.48%
Remaining gross profit (6)	$39.9	$38.8	$75.3	$74.0
Remaining gross profit %	2.34%	2.46%	2.38%	2.44%
Remaining gross profit % less excise taxes	3.23%	3.47%	3.27%	3.45%

Food/Non-food Products
Net sales	$807.0	$710.0	$1,489.3	$1,358.3
Excise taxes in sales (2)	55.6	51.8	104.4	100.3
Net sales, less excise taxes (3)	751.4	658.2	1,384.9	1,258.0
LIFO expense	1.6	1.9	3.3	3.5
Gross profit (5)	95.3	83.1	176.3	158.2
Gross profit %	11.81%	11.70%	11.84%	11.65%
Gross profit % less excise taxes	12.68%	12.63%	12.73%	12.58%
Remaining gross profit (6)	$96.9	$85.0	$179.6	$161.7
Remaining gross profit %	12.01%	11.97%	12.06%	11.90%
Remaining gross profit % less excise taxes	12.90%	12.91%	12.97%	12.85%

Totals
Net sales	$2,509.9	$2,287.3	$4,655.6	$4,388.0
Excise taxes in sales (2)	523.6	511.5	969.2	985.8
Net sales, less excise taxes (3)	1,986.3	1,775.8	3,686.4	3,402.2
LIFO expense	3.7	4.3	6.6	7.2
Gross profit (4),(5)	137.0	122.6	253.0	232.8
Gross profit %	5.46%	5.36%	5.43%	5.31%
Gross profit % less excise taxes	6.90%	6.90%	6.86%	6.84%
Remaining gross profit (6)	$136.8	$123.7	$254.9	$235.7
Remaining gross profit %	5.45%	5.41%	5.48%	5.37%
Remaining gross profit % less excise taxes	6.89%	6.97%	6.91%	6.92%
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	Net sales less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in excise taxes.

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $3.9 million and $4.7 million for the three and six months ended June 30, 2013 compared to $3.2 million and $4.3 million for the same periods of 2012.

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

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2013 were $20.1 million compared to $19.1 million as of December 31, 2012. Our restricted cash as of June 30, 2013 was $11.0 million compared to $10.9 million as of December 31, 2012. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2013, our cash flows from operating activities provided $35.8 million and we had $120.9 million of borrowing capacity available under our Credit Facility.
We have a stock repurchase program which was approved by our Board to enable the Company to buy shares when we believe our stock price is undervalued. Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. We repurchased 5,502 shares of common stock at an average price of $57.48 for a total cost of $0.3 million during the quarter ended June 30, 2013. As of June 30, 2013, $32 million remained available for future share repurchases under the program.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities decreased $2.0 million to $35.8 million for the six months ended June 30, 2013 compared to $37.8 million for the same period in 2012. This decrease was due primarily to a decrease in net cash provided by working capital of $3.1 million, offset by a $1.1 million increase in net income adjusted for non-cash items. The decrease in working capital was due primarily to an increase in accounts receivable of $16.2 million driven by an increase in sales volume offset by an increase in accrued liabilities resulting from the timing of certain payments. Decreases in the change in working capital from our inventory, deposits and prepayments were offset by changes in working capital from the related accounts payable and cigarette and tobacco payables which fluctuate with speculative and other inventory related management activity.
Cash flows from investing activities
Net cash used in investing activities decreased $3.5 million to $7.4 million for the six months ended June 30, 2013 compared to $10.9 million for the same period in 2012. This decrease was due primarily to lower capital expenditures which were $6.7 million in 2013 compared to $13.2 million for the same period in 2012. Capital expenditures were higher in 2012 due primarily to infrastructure enhancements to our new Florida facility and other divisions. Capital expenditures for 2013 are expected not to exceed $30 million, approximately half of which is being utilized for expansion projects with the remainder used for maintenance investments.

Cash flows from financing activities
Net cash used in financing activities increased by $2.9 million to $27.4 million for the six months ended June 30, 2013 compared to $24.5 million for the same period in 2012. This increase was due primarily to an increase in repayments under our Credit Facility of $12.0 million, offset by an increase of $11.3 million in book overdraft which was caused by the level of cash on hand in relation to the timing of vendor payments.
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
The following table provides the components of Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Net income	$11.7	$10.1		$14.3	$13.7
Interest expense, net (1)	0.7	0.5		1.3	1.0
Provision for income taxes	8.1	7.0		9.6	9.2
Depreciation and amortization	6.8	6.4		13.4	12.7
LIFO expense	3.7	4.3		6.6	7.2
Stock-based compensation expense	1.4	1.3		2.7	2.7
Foreign currency transaction losses, net	0.1	0.2		0.5	0.1
Adjusted EBITDA	$32.5	$29.8	9.1%	$48.4	$46.6	3.9%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three months ended June 30, 2013 increased $2.7 million, or 9.1%, to $32.5 million from $29.8 million for the same period in 2012. Adjusted EBITDA for the six months ended June 30, 2013 was $48.4 million compared to $46.6 million for the same period in 2012. The increase in Adjusted EBITDA for both the three and six months ended June 30, 2013 was due primarily to the addition of Davenport and an increase in gross profit dollars driven primarily by higher sales of food/non-food products.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million which is expandable up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 30, 2013, we entered into a fifth amendment to our Credit Facility (the "Fifth Amendment"), which extended the term of our Credit Facility from May 2016 to May 2018 and reduced the margin on LIBOR or CDOR borrowings and the unused facility fees. The margin added to LIBOR or CDOR is a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. The Fifth Amendment established our basket for permitted stock repurchases at $50 million, not to exceed $15 million in any year, and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility. At the date of signing the Fifth Amendment, we incurred fees of approximately $0.3 million, which are being amortized over the term of the amendment.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2013, we were in compliance with all of the covenants under the Credit Facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2013	2012
Amounts borrowed	$47.0	$73.3
Outstanding letters of credit	$21.9	$19.8
Amounts available to borrow (1)	$120.9	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2013 were $41.4 million and $37.9 million, respectively, with amounts borrowed, at any one time, ranging from zero to $112.0 million. For the three and six months ended June 30, 2012, average borrowings were $40.5 million and $32.6 million, respectively, with amounts borrowed, at any one time, ranging from zero to $91.5 million.
Our weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. The weighted-average interest rate on our revolving credit facility for the three and six months ended June 30, 2013 was 1.9% and 2.0%, respectively, compared to 2.1% for each of the same periods in 2012. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million and $0.5 million during the three and six months ended June 30, 2013 and 2012, respectively. Amortization of debt issuance costs is included in interest expense. Unamortized debt issuance costs were $1.6 million as of June 30, 2013 and $1.5 million as of December 31, 2012.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with SEC on March 14, 2013, did not change materially during the six months ended June 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting. Our internal control framework is based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for November 4, 2013. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended June 30, 2013:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

April 1, 2013 to April 30, 2013	—	$—	$—	$2.3
May 1, 2013 to May 31, 2013	5,502	57.48	0.3	32.0
June 1, 2013 to June 30, 2013	—	—	—	32.0
Total repurchases for the three months ended June 30, 2013	5,502	$57.48	$0.3	$32.0

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

(3)
On May 23, 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.

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
10.1
Fifth Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of May 30, 2013, by and among Core-Mark Holding Company, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and certain Lenders a party thereto.

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

CORE-MARK HOLDING COMPANY, INC.

Date: August 7, 2013	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: August 7, 2013	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer