Form 10-Q
period 2013-09-30
Core-Mark Holding Company, Inc.
filed 2013-11-12
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
     Yes  ☐    No  ☒
As of October 31, 2013, 11,516,025 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$15.9	$19.1
Restricted cash	11.3	10.9
Accounts receivable, net of allowance for doubtful accounts of $9.5 and $10.9
at September 30, 2013 and December 31, 2012, respectively	250.1	228.1
Other receivables, net	57.2	53.8
Inventories, net (Note 4)	346.8	366.4
Deposits and prepayments	47.1	40.3
Deferred income taxes	8.2	8.2
Total current assets	736.6	726.8
Property and equipment, net	113.3	114.7
Goodwill	23.0	22.8
Other intangible assets, net	19.3	21.4
Other non-current assets, net	30.2	33.5
Total assets	$922.4	$919.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124.8	$94.4
Book overdrafts	22.4	24.7
Cigarette and tobacco taxes payable	154.2	165.6
Accrued liabilities	83.9	79.5
Deferred income taxes	3.3	3.4
Total current liabilities	388.6	367.6
Long-term debt (Note 5)	49.9	84.7
Deferred income taxes	11.4	11.7
Other long-term liabilities	11.3	12.1
Claims liabilities, net	27.5	28.1
Pension liabilities	11.9	14.8
Total liabilities	500.6	519.0
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized;12,785,985 and
12,602,806 shares issued; 11,522,768 and 11,446,229 shares outstanding at
September 30, 2013 and December 31, 2012, respectively)	0.1	0.1
Additional paid-in capital	254.8	249.2
Treasury stock at cost (1,263,217 and 1,156,577 shares of common stock at
September 30, 2013 and December 31, 2012, respectively)	(43.1)	(37.4)
Retained earnings	217.1	194.9
Accumulated other comprehensive loss	(7.1)	(6.6)
Total stockholders’ equity	421.8	400.2
Total liabilities and stockholders’ equity	$922.4	$919.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$2,620.7	$2,314.9	$7,276.3	$6,702.9
Cost of goods sold	2,479.9	2,192.7	6,882.5	6,348.0
Gross profit	140.8	122.2	393.8	354.9
Warehousing and distribution expenses	79.4	68.4	219.9	198.0
Selling, general and administrative expenses	41.3	35.9	126.7	113.4
Amortization of intangible assets	0.6	0.7	2.0	2.4
Total operating expenses	121.3	105.0	348.6	313.8
Income from operations	19.5	17.2	45.2	41.1
Interest expense	(0.6)	(0.4)	(2.1)	(1.6)
Interest income	0.1	0.1	0.3	0.3
Foreign currency transaction losses, net	(0.1)	—	(0.6)	(0.1)
Income before income taxes	18.9	16.9	42.8	39.7
Provision for income taxes (Note 7)	(6.6)	(6.4)	(16.2)	(15.5)
Net income	$12.3	$10.5	$26.6	$24.2

Basic net income per common share (Note 9)	$1.07	$0.92	$2.32	$2.12
Diluted net income per common share (Note 9)	$1.06	$0.90	$2.29	$2.08

Basic weighted-average shares (Note 9)	11.5	11.5	11.5	11.4
Diluted weighted-average shares (Note 9)	11.6	11.7	11.6	11.6

Dividends declared and paid per common share (Note 11)	$0.19	$0.17	$0.38	$0.51
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$12.3	$10.5	$26.6	$24.2
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	—	—	0.2	0.1
Foreign currency translation adjustment gains (losses)	0.6	0.7	(0.7)	0.7
Total other comprehensive income (loss), net of tax	0.6	0.7	(0.5)	0.8
Comprehensive income	$12.9	$11.2	$26.1	$25.0
_____________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$26.6	$24.2
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	8.9	10.9
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	4.0	4.1
Bad debt expense, net	0.7	1.3
Depreciation and amortization	20.2	19.0
Foreign currency transaction losses, net	0.6	0.1
Deferred income taxes	0.2	2.5
Changes in operating assets and liabilities:
Accounts receivable, net	(23.3)	(20.0)
Other receivables, net	(3.6)	(7.8)
Inventories, net	9.0	74.3
Deposits, prepayments and other non-current assets	(6.8)	(1.2)
Accounts payable	31.4	10.6
Cigarette and tobacco taxes payable	(10.1)	(23.0)
Pension, claims, accrued and other long-term liabilities	1.1	(6.5)
Net cash provided by operating activities	59.2	88.8
Cash flows from investing activities:
Acquisition of business	(1.8)	—
Change in restricted cash	(0.8)	2.1
Additions to property and equipment, net	(13.0)	(20.3)
Capitalization of software	—	(0.2)
Proceeds from sale of fixed assets	—	0.3
Net cash used in investing activities	(15.6)	(18.1)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(34.8)	(61.7)
Principal payments under capital lease obligations	(0.7)	(0.3)
Dividends paid	(4.5)	(5.9)
Payments of financing costs	(0.3)	—
Repurchases of common stock	(5.7)	(0.7)
Proceeds from exercise of common stock options	2.4	3.4
Tax withholdings related to net share settlements of restricted stock units	(2.6)	(1.4)
Excess tax deductions associated with stock-based compensation	1.8	1.1
Decrease in book overdrafts	(2.2)	(6.7)
Net cash used in financing activities	(46.6)	(72.2)
Effects of changes in foreign exchange rates	(0.2)	(0.4)
Decrease in cash and cash equivalents	(3.2)	(1.9)
Cash and cash equivalents, beginning of period	19.1	15.2
Cash and cash equivalents, end of period	$15.9	$13.3
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$17.8	$6.1
Interest paid	$1.2	$1.1
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013, the unaudited condensed consolidated statements of operations and the unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments necessary for the fair presentation of our consolidated results of operations, financial position, comprehensive income and cash flows.
Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company's audited financial statements, which are included in its 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012.
Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board  issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting standard update will be effective for the Company beginning in the first quarter of 2014 and applied prospectively with early adoption permitted. The Company does not believe that its adoption of this accounting standard will have a material impact on its consolidated financial statements.
Concentration of Credit Risks
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in short-term instruments with high quality financial institutions and limits the amount of credit exposure in any one financial instrument.
The Company's policy is to perform credit reviews for new customers and conduct ongoing credit evaluations of each customer's financial condition. The Company assigns credit limits to customers based on a risk assessment of their ability to pay and other factors. In addition, prepayments and other guarantees are required whenever deemed necessary. Alimentation Couche-Tard, Inc. (“Couche-Tard”) accounted for approximately 14.7% and 14.8% of the Company's net sales in the three and nine months ended September 30, 2013, respectively, and accounted for approximately 13.7% and 13.6% of the Company's net sales in the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, no single customer accounted for 10% or more of the Company's accounts receivable.

3.    Acquisition
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, the Company acquired J.T. Davenport & Sons, Inc. (“Davenport”), a convenience wholesaler based in North Carolina, which is now a subsidiary of Core-Mark. Davenport services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence primarily in the Southeastern U.S. and further strengthens the Company's ability to cost effectively service national and regional retailers.
The total purchase consideration to acquire Davenport was approximately $40.8 million, of which $34.3 million was paid at closing. The total purchase consideration, which increased by $1.9 million during the first six months of 2013 resulting from certain post-closing adjustments, did not change in the third quarter this year. The acquisition was funded with a combination of cash on hand and borrowings under a revolving credit facility.
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
The total purchase consideration includes (i) a $4.0 million indemnity holdback for any post-closing liabilities, which will be released, less any indemnity claims, to the former owners of Davenport in equal installments over the four year period following the closing of the acquisition; and (ii) $0.6 million of contingent payments related to future employment services. Purchased intangible assets are comprised of (i) $1.9 million of customer relationships, which is being amortized over 10 years; (ii) $0.7 million of non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the purchased intangible assets was determined using the income approach, which discounts expected future cash flows attributable to the specific assets to their present value. The purchase price allocation also includes $1.3 million of net deferred tax liabilities primarily related to the difference between the book and tax bases of the assets acquired.
The acquisition resulted in $6.8 million of non-amortizing goodwill, which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition, which is not deductible for tax purpose, reflects synergies the Company expects to realize. While the Company does not expect any material changes in the fair value of assets and liabilities, any changes in the purchase price or the estimated fair values may change the amount allocated to goodwill.
Simultaneous with the closing of the acquisition, the Company entered into a capital lease arrangement for a warehouse facility in Sanford, North Carolina with certain of the former owners of Davenport, who are now employees of Core-Mark. The term of the lease is for 10 years, and the related capital lease obligation at September 30, 2013 was $10.5 million.
Results of operations of Davenport have been included in the Company’s consolidated statements of operations and comprehensive income since the date of acquisition. In addition, the Company incurred approximately $0.2 million and $0.5 million of acquisition and integration related costs for the three and nine months ended September 30, 2013 which are included in our selling, general and administrative expenses.
The Company did not consider the Davenport acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.

4.	Inventories
Inventories consist of the following (in millions):

	September 30,	December 31,
	2013	2012
Inventories at FIFO, net of reserves	$445.9	$456.7
Less: LIFO reserve	(99.1)	(90.3)
Total inventories at LIFO, net of reserves	$346.8	$366.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $2.2 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively, and $8.8 million and $11.0 million for the nine months ended September 30, 2013 and 2012, respectively.
5.    Long-term Debt
Total long-term debt consists of the following (in millions):

	September 30,	December 31,
	2013	2012
Amounts borrowed (Credit Facility)	$38.5	$73.3
Obligations under capital leases	11.4	11.4
Total long-term debt	$49.9	$84.7
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million which can be increased up to an additional $100 million, subject to certain provisions. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
On May 30, 2013, the Company entered into a fifth amendment to the Credit Facility (the "Fifth Amendment"), which extended the term of the Credit Facility from May 2016 to May 2018 and reduced the margin added to the LIBOR or CDOR rate and reduced the unused facility fees. The margin added to the LIBOR or CDOR rate is currently a range of 125 to175 basis points, down from a range of 175 to 225 basis points. In addition, the Fifth Amendment provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility. The Company incurred fees of approximately $0.3 million in connection with the Fifth Amendment, which are being amortized over the term of the amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2013, the Company was in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2013	2012
Amounts borrowed	$38.5	$73.3
Outstanding letters of credit	$21.8	$19.8
Amounts available to borrow (1)	$131.9	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three and nine months ended September 30, 2013 were $15.0 million and $30.2 million, respectively, with amounts borrowed at any one time during the nine months ended September 30, 2013, ranging from zero to $112.0 million. For the three and nine months ended September 30, 2012, average borrowings were $3.3 million and $22.8 million, respectively, with amounts borrowed, at any one time during the nine months ended September 30, 2012, ranging from zero to $91.5 million.
The weighted-average interest rate on the revolving credit facility for the three and nine months ended September 30, 2013 was 1.7% and 1.9%, respectively, and was 2.6% and 2.1% for the three and nine months ended September 30, 2012, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.7 million during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2012, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.3 million for both the three and nine months ended September 30, 2013 and 2012, respectively. Unamortized debt issuance costs were $1.5 million as of September 30, 2013 and December 31, 2012.

6.	Contingencies
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for April 7, 2014. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

7.	Income Taxes
The Company’s effective tax rate was 34.9% for the three months ended September 30, 2013, compared to 37.9% for the same period in 2012. The provision for income taxes for the three months ended September 30, 2013 included a net benefit of $0.7 million, compared to a net benefit of $0.3 million for the same period in 2012, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company's effective tax rates by approximately 4.3% and 2.0%, respectively.
The Company’s effective tax rate was 37.9% for the nine months ended September 30, 2013, compared to 39.0% for the same period in 2012. The provision for income taxes for the nine months ended September 30, 2013 included a net benefit of $0.7 million, compared to a net benefit of $0.5 million for the same period in 2012, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company's effective tax rates by approximately 1.7% and 1.2%, respectively.

The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes, was approximately $0.7 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively, all of which would impact the Company's effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $0.3 million through September 30, 2014.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In 2011, the IRS initiated an examination of the Company’s federal tax returns for 2009 and 2010. The examination was finalized in the first quarter of 2013 and resulted in no adjustments. The 2011 to 2012 tax years remain subject to examination by federal authorities. In addition, certain income tax returns related to two of the Company’s recent acquisitions are still subject to examination by federal and state tax authorities for 2009 to 2012 tax years. The 2009 to 2012 tax years remain subject to examination by state tax authorities with the 2008 tax year still open for certain state tax authorities. The 2006 to 2012 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsors a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans are frozen and there have been no new entrants to the Pension Plans.
The following tables provide the components of the net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
PENSION BENEFITS
Interest cost	$0.4	$0.6	$1.2	$1.4
Expected return on plan assets	(0.5)	(0.6)	(1.7)	(1.6)
Amortization of net actuarial loss	0.1	0.1	0.4	0.3
Net periodic benefit cost	$—	$0.1	$(0.1)	$0.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OTHER POST-RETIREMENT BENEFITS
Interest cost	$—	$0.1	$0.1	$0.2
Amortization of prior service credit	—	(0.1)	—	(0.1)
Net periodic other benefit cost	$—	$—	$0.1	$0.1
The Company contributed $1.4 million and $2.7 million to the Pension Plans during the three and nine months ended September 30, 2013, respectively, and $1.1 million and $2.7 million during the three and nine months ended September 30, 2012, respectively. The Company expects to contribute a minimum of $0.7 million to the Pension Plans during the remainder of 2013.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$12.3	11.5	$1.07	$10.5	11.5	$0.92
Effect of dilutive
equivalents:
Restricted stock units		—	—		0.1	(0.01)
Stock options		0.1	(0.01)		0.1	(0.01)
Diluted EPS	$12.3	11.6	$1.06	$10.5	11.7	$0.90

	Nine Months Ended September 30,
	2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$26.6	11.5	$2.32	$24.2	11.4	$2.12
Effect of dilutive common share
equivalents:
Restricted stock units		—	—		0.1	(0.02)
Stock options		0.1	(0.03)		0.1	(0.02)
Diluted EPS	$26.6	11.6	$2.29	$24.2	11.6	$2.08
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2013 and 2012.

10.	Stock-based Compensation Plans
Grant Activities
During the three months ended September 30, 2013 and 2012, the Company did not grant restricted stock units to employees or non-employee directors. During the nine months ended September 30, 2013 and 2012, the Company granted 87,268 and 81,468 restricted stock units to employees and non-employee directors at a weighted-average grant date fair value of $49.38 and $39.67, respectively.
In February 2013, the Company granted 90,500 performance-based shares to certain of its employees at a weighted-average grant date fair value of $49.13. The performance shares of 90,500 represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in fiscal 2013.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.3 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $4.0 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $8.7 million at September 30, 2013, which is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders' Equity
Dividends
The Board of Directors approved the following dividends in 2013 (in millions, except share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
May 2, 2013	$0.19	May 24, 2013	$2.2	June 17, 2013
August 1, 2013	$0.19	August 23, 2013	$2.2	September 16, 2013
November 1, 2013	$0.22	November 18, 2013	NA(1)	December 9, 2013

_________________________________
(1)    Amount will be determined based on common stock outstanding as of record date.
In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.19 per common share on December 20, 2012, which resulted in an aggregate dividend payable to shareholders of $2.2 million on December 31, 2012.

Repurchase of Common Stock
In May 2013, the Company's Board of Directors authorized a $30 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan that was then in place. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of September 30, 2013, the Company had $30.1 million available for future share repurchases under the program.
The following table summarizes the Company's stock repurchase activities for the three and nine months ended September 30, 2013 and 2012 (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of shares repurchased	29,031	NA	106,640	17,800
Average price per share	$64.45	NA	$53.62	$39.50
Total repurchase costs	$1.9	NA	$5.7	$0.7
12.    Segment and Geographic Information
As of September 30, 2013, the Company operated 28 distribution centers in the U.S. and Canada (excluding two distribution facilities that it operates as a third party logistics provider) which support its wholesale distribution business. Twenty-four of the Company's distribution centers are located in the U.S., including three consolidating warehouses, and four are located in Canada.
The Company's distribution centers (operating divisions), which produce almost all of its revenues, have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for approximately 14.7% and 14.8% of the Company's net sales in the three and nine months ended September 30, 2013, respectively, and accounted for approximately 13.7% and 13.6% of the Company's net sales in the three and nine months ended September 30, 2012, respectively.
Information about our business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
United States	$2,316.3	$1,995.6	$6,440.6	$5,798.5
Canada	298.5	311.2	812.1	881.0
Corporate (1)	5.9	8.1	23.6	23.4
Total	$2,620.7	$2,314.9	$7,276.3	$6,702.9

Income (loss) before income taxes:
United States	$14.9	$10.3	$36.8	$29.3
Canada	0.6	0.7	0.5	1.6
Corporate (2)	3.4	5.9	5.5	8.8
Total	$18.9	$16.9	$42.8	$39.7

Interest expense:
United States	$7.5	$6.6	$22.0	$20.0
Canada	0.1	0.1	0.5	0.5
Corporate (2)	(7.0)	(6.3)	(20.4)	(18.9)
Total	$0.6	$0.4	$2.1	$1.6

Depreciation and amortization:
United States	$5.1	$4.4	$15.0	$13.1
Canada	0.6	0.7	2.0	2.2
Corporate (2)	1.1	1.2	3.2	3.7
Total	$6.8	$6.3	$20.2	$19.0
_____________________________________________
(1) Consists primarily of external sales made by our consolidating warehouses, management service fee revenue, an allowance for sales returns and certain other sales adjustments.
(2) Consists primarily of net expenses and other income that is not allocated to the U.S. and Canada, intercompany eliminations for interest and allocations of overhead, and LIFO income or expense.
Identifiable assets by geographic areas are as follows (in millions):

	September 30,	December 31,
	2013	2012
Identifiable assets:
United States	$829.3	$821.7
Canada	93.1	97.5
Total	$922.4	$919.2

The net sales mix for our primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2013	2012	2013	2012
Cigarettes	$1,783.7	$1,596.5	$4,950.0	$4,626.1
Food	365.8	312.5	995.7	888.0
Candy	134.8	122.8	398.0	373.0
Other tobacco products	208.3	178.5	583.9	515.7
Health, beauty & general	84.6	66.7	238.2	198.5
Beverages	43.1	37.3	109.3	99.8
Equipment/other	0.4	0.6	1.2	1.8
Total food/non-food products	$837.0	$718.4	$2,326.3	$2,076.8
Total net sales	$2,620.7	$2,314.9	$7,276.3	$6,702.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Third Quarter Overview
During the third quarter of 2013, we remained focused on enhancing our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), providing customer category management expertise and expanding our market presence. In addition, we continued to benefit from our acquisition of J.T. Davenport & Sons, Inc. (“Davenport”) and the execution of our core strategies.
Net sales in the third quarter of 2013 increased by 13.2%, or $305.8 million, to $2,620.7 million compared to $2,314.9 million for the same period in 2012, driven primarily by the addition of Davenport, an 8.2% increase in food/non-food sales in the remaining business and an additional selling day during the third quarter of 2013.
Gross profit in the third quarter of 2013 increased by $18.6 million, or 15.2%, to $140.8 million from $122.2 million during the same period in 2012. Remaining gross profit (1) increased by $17.0 million, or 13.5%, to $142.8 million in the third quarter of 2013 from $125.8 million for the same period in 2012. The increase in remaining gross profit was due primarily to increased sales attributable to Davenport and sales growth in our food/non-food products driven primarily by increased sales in our food and e-cigarette categories.
Remaining gross profit margin(1) was 5.45% of total net sales in the third quarter of 2013 compared to 5.43% for the same period in 2012. Remaining gross profit benefited from a shift in sales to higher margin food/non-food products, offset by a 14 basis points decrease in gross margin attributable to sales from Davenport and a new major customer. In addition, increases in cigarette manufacturer prices lowered remaining gross profit margin by five basis points in the third quarter of 2013 compared with the same quarter in 2012.
Operating expenses as a percentage of net sales were 4.6% in the third quarter of 2013 compared to 4.5% for the same period in 2012. We continue to see upward pressure on operating expenses as a percent of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories as well as an increase in the number of cubic feet of product we are processing through our warehouses and delivering to our customers, which drives operating costs higher. In addition, operating expenses in 2012 were favorably impacted by six basis points as a result of a $1.4 million settlement of legacy workers’ compensation and insurance claims during the quarter.
Income before income taxes increased by $2.0 million, or approximately 12%, to $18.9 million for the third quarter of 2013, driven primarily by the addition of Davenport and sales growth in our food/non-food categories. Net income in the third quarter of 2013 increased by 17.1% to $12.3 million from $10.5 million for the same period in 2012. Adjusted EBITDA (2) was $29.8 million in the third quarter of 2013 compared to $28.7 million for the same period of 2012.
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

Business and Supply Expansion
We continue to benefit from the expansion of our business and the execution of our core strategies focused primarily on enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of the supply chain, bringing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these, when adopted, will increase the retailers' profits.
 Some of our more recent expansion activities include:

•
In March 2013, we signed a five year agreement with Imperial Oil to service approximately 500 Esso branded stores located in Ontario and the Western Provinces of Canada. We successfully rolled out service to all the Esso stores in October 2013.

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

•
We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. In addition, we continue to experience sales and margin growth in 2013 from our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of September 30, 2013, there were approximately 9,400 participating stores in our “Fresh and Local™” program and sales for our Fresh categories grew by approximately 20% in the first nine months of 2013 compared to the same period in 2012.

Results of Operations
Comparison of the Three Months Ended September 30, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2013			September 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$305.8	$2,620.7	100.0%	—%	$2,314.9	100.0%	—%
Net sales — Cigarettes	187.2	1,783.7	68.1	62.3	1,596.5	69.0	63.0
Net sales — Food/non-food	118.6	837.0	31.9	37.7	718.4	31.0	37.0
Net sales, less excise taxes (2)	270.0	2,065.8	78.8	100.0	1,795.8	77.6	100.0
Gross profit (3)	18.6	140.8	5.4	6.8	122.2	5.3	6.8
Warehousing and
distribution expenses	11.0	79.4	3.0	3.8	68.4	3.0	3.8
Selling, general and
administrative expenses	5.4	41.3	1.6	2.0	35.9	1.6	2.0
Amortization of
intangible assets	(0.1)	0.6	—	—	0.7	—	—
Income from operations	2.3	19.5	0.7	0.9	17.2	0.7	1.0
Interest expense	(0.2)	(0.6)	—	—	(0.4)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
losses, net	(0.1)	(0.1)	—	—	—	—	—
Income before income taxes	2.0	18.9	0.7	0.9	16.9	0.7	0.9
Net income	1.8	12.3	0.5	0.6	10.5	0.5	0.6
Adjusted EBITDA (4)	1.1	29.8	1.1	1.4	28.7	1.2	1.6
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

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

Net Sales. Net sales increased by $305.8 million, or 13.2%, to $2,620.7 million in the third quarter of 2013 from $2,314.9 million for the same period in 2012. Excluding excise taxes, net sales increased by 15.0% during the third quarter of 2013, due primarily to the addition of Davenport, one additional selling day in the third quarter of 2013, net market share gains and incremental net sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2013 increased by $187.2 million, or 11.7%, to $1,783.7 million from $1,596.5 million for the same period in 2012. The increase in net cigarette sales was driven primarily by sales from Davenport, a 1.8% increase in the average price per carton for the remaining business and one additional selling day in the third quarter of 2013. Total net cigarette sales as a percentage of total net sales were 68.1% in the third quarter of 2013 compared to 69.0% for the same period in 2012. Total cigarette carton sales increased by 11.8% in the third quarter of 2013 compared to the same period in 2012. In the U.S., carton sales increased by 14.0%, or 1.1% excluding incremental carton sales from Davenport and one additional selling day this year. Carton sales in Canada decreased by 8.6%, or 10.0% excluding the additional selling day, due primarily to the loss of two non-major customers in 2012.
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
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2013 increased by $118.6 million, or 16.5%, to $837.0 million from $718.4 million in 2012. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	September 30,
	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$365.8	$312.5	$53.3	17.1%
Candy	134.8	122.8	12.0	9.8%
Other tobacco products	208.3	178.5	29.8	16.7%
Health, beauty & general	84.6	66.7	17.9	26.8%
Beverages	43.1	37.3	5.8	15.5%
Equipment/other	0.4	0.6	(0.2)	(33.3)%
Total Food/Non-food Products	$837.0	$718.4	$118.6	16.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales was driven primarily by sales from Davenport, net market share gains, incremental net sales from existing customers and one additional selling day in the third quarter of 2013. Continued success in implementing our core strategies, primarily benefiting the food category, was a meaningful driver to the improvement in net sales to existing customers during the third quarter of 2013. In addition, we continue to see higher sales of smokeless tobacco products in our other tobacco products category (“OTP”) and e-cigarettes included in our health, beauty & general product category. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 31.9% in the third quarter of 2013 compared to 31.0% for the same period in 2012.
Gross Profit. Gross profit represents the amount of profit remaining after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and are therefore a part of our gross profit. Gross profit in the third quarter of 2013 increased by $18.6 million, or 15.2% to $140.8 million from $122.2 million for the same period in 2012. The increase in gross profit was due primarily to an increase in sales of food/non-food products, which have higher gross profit margins than cigarettes, the addition of Davenport and a major new customer and a reduction in LIFO expense. Gross profit margin was 5.37% of total net sales in the third quarter of 2013 compared to 5.28% for the same period in 2012.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2013 and 2012 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2013			September 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$305.8	$2,620.7	100.0%	—	$2,314.9	100.0%	—
Net sales, less excise taxes (2)	270.0	2,065.8	78.8	100.0%	1,795.8	77.6	100.0%
Components of gross profit:
Cigarette inventory holding gains (3)	$—	$0.2	0.01%	0.01%	$0.2	0.01%	0.01%
LIFO expense	1.6	(2.2)	(0.08)	(0.11)	(3.8)	(0.16)	(0.21)
Remaining gross profit (4)	17.0	142.8	5.45	6.91	125.8	5.43	7.01
Gross profit	$18.6	$140.8	5.37%	6.82%	$122.2	5.28%	6.80%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

(3)	Cigarette inventory holding gains were attributable entirely to Canada for the three months ended September 30, 2013 and entirely to the U.S. for the three months ended September 30, 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased by $17.0 million, or 13.5%, to $142.8 million in the third quarter of 2013 from $125.8 million for the same period in 2012. The increase in remaining gross profit was due primarily to Davenport and sales growth in our food/non-food products, which have higher profit margins than cigarettes.
Remaining gross profit margin was 5.45% of total net sales in the third quarter of 2013 compared to 5.43% for the same period in 2012. Increases in remaining gross profit margin were driven primarily by the shift in sales to higher margin food/non-food products, offset by a 14 basis points decrease in gross margin attributable to sales from Davenport and a new major customer. In addition, increases in cigarette manufacturer prices lowered remaining gross profit margin by five basis points in the third quarter of 2013 compared with the same period in 2012.
Cigarette remaining gross profit per carton decreased by 5.2% in the third quarter of 2013 compared to the third quarter of 2012 due primarily to carton sales from Davenport and a new major customer.
Food/non-food remaining gross profit increased by $14.7 million, or 17.1%, in the third quarter of 2013 compared to the same period in 2012. Food/non-food remaining gross profit margin increased six basis points to 12.00% in the third quarter of 2013 compared with 11.94% for the same period in 2012. Excluding Davenport and the new major customer, food/non-food remaining gross profit margin increased by 17 basis points driven primarily by sales growth in our food category and e-cigarette products, offset by OTP, which had higher sales in the third quarter of 2013 but has lower gross profit margins relative to other food/non-food products. In addition, food/non-food remaining gross profit margin benefited from higher profit associated with manufacturer price increases during the third quarter of 2013.
Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period. In addition, to the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins and independently-owned convenience stores, which comprise over 65% of the overall convenience store market and generally have higher gross profit margins.
In the third quarter of 2013, our remaining gross profit for food/non-food products was approximately 70.4% of our total remaining gross profit compared to 68.2% for the same period in 2012.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In the third quarter of 2013, operating expenses increased by $16.3 million, or 15.5%, to $121.3 million from $105.0 million for the same period in 2012. The increase in operating expenses was due primarily to the addition of Davenport, approximately $0.7 million of integration and other costs related primarily to our business expansion in the Eastern U.S. and an increase in sales volume of food/non-food products. A shift in sales to food/non-food products increased operating expenses as a percentage of net sales in the third quarter of 2013 since food/non-food products have lower sales price points than the cigarette category. Operating expenses for the third quarter of 2012 included a $1.4 million benefit associated with the favorable resolution of legacy workers’ compensation and insurance claims. As a percentage of net sales, total operating expenses were 4.6% in the third quarter of 2013 compared to 4.5% for the same period in 2012. Excluding the aforementioned integration costs in 2013 and legacy claims benefit in 2012, operating expenses were flat at 4.6% of net sales in both periods.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $11.0 million, or 16.1%, to $79.4 million in the third quarter of 2013 from $68.4 million for the same period in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport and an 11% increase in cubic feet of product handled for the remainder of the business compared to the prior year. As a percentage of total net sales, warehousing and distribution expenses were 3.0% in both the third quarter of 2013 and 2012.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $5.4 million, or 15.0% in the third quarter of 2013 to $41.3 million from $35.9 million for the same period in 2012. The increase in SG&A expenses was due primarily to expenses attributable to Davenport. In addition, SG&A for the third quarter of 2013 includes approximately $0.5 million of expenses related to integration and business expansion activities. SG&A expenses in the third quarter of 2012 include a $1.4 million benefit related to the favorable resolution of legacy worker’s compensation and insurance claims. As a percentage of net sales, SG&A expenses were 1.6% in both the third quarter of 2013 and 2012. The favorable resolution of legacy worker’s compensation and insurance claims reduced SG&A expenses as a percentage of net sales by six basis points in the third quarter of 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.6 million and $0.4 million in the third quarter of 2013 and 2012, respectively. The increase in interest expense was due primarily to expenses related to a capital lease arrangement for a warehouse facility entered into in December 2012. Average borrowings in the third quarter of 2013 were $15.0 million with an average interest rate of 1.7%, compared to average borrowings of $3.3 million and an average interest rate of 2.6% for the same period in 2012.
Foreign Currency Transaction Losses, Net.  Foreign currency transaction losses were $0.1 million in the third quarter of 2013 compared to zero for the same period in 2012. The change was due primarily to the fluctuation in the Canadian/U.S. dollar exchange rate.
Income Taxes. Our effective tax rate was 34.9% for the three months ended September 30, 2013 compared to 37.9% for the same period in 2012. The provision for income taxes for the three months ended September 30, 2013 included a net benefit of $0.7 million, compared to a net benefit of $0.3 million for the same period in 2012, related primarily to adjustments of prior year’s estimates and the expiration of the statute of limitations for uncertain tax positions which reduced our effective tax rates by approximately 4.3% and 2.0%, respectively. We currently expect our effective tax rate to be approximately 39% for 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2013			September 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$573.4	$7,276.3	100.0%	—%	$6,702.9	100.0%	—%
Net sales — Cigarettes	323.9	4,950.0	68.0	62.4	4,626.1	69.0	63.0
Net sales — Food/non-food	249.5	2,326.3	32.0	37.6	2,076.8	31.0	37.0
Net sales, less excise taxes (2)	554.2	5,752.2	79.1	100.0	5,198.0	77.5	100.0
Gross profit (3)	38.9	393.8	5.4	6.8	354.9	5.3	6.8
Warehousing and
distribution expenses	21.9	219.9	3.0	3.8	198.0	3.0	3.8
Selling, general and
administrative expenses	13.3	126.7	1.7	2.2	113.4	1.7	2.2
Amortization of
intangible assets	(0.4)	2.0	—	—	2.4	—	—
Income from operations	4.1	45.2	0.6	0.8	41.1	0.6	0.8
Interest expense	0.5	(2.1)	—	—	(1.6)	—	—
Interest income	—	0.3	—	—	0.3	—	—
Foreign currency transaction
losses, net	0.5	(0.6)	—	—	(0.1)	—	—
Income before income taxes	3.1	42.8	0.6	0.7	39.7	0.6	0.8
Net income	2.4	26.6	0.4	0.5	24.2	0.4	0.5
Adjusted EBITDA (4)	3.0	78.2	1.1	1.4	75.2	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

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

Net Sales. Net sales increased by $573.4 million, or 8.6%, to $7,276.3 million in the nine months ended September 30, 2013 from $6,702.9 million for the same period in 2012. Excluding excise taxes, net sales increased by 10.7% due primarily to the addition of Davenport, net market share gains and net sales increases to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the nine months ended September 30, 2013 increased by $323.9 million, or 7.0%, to $4,950.0 million from $4,626.1 million for the same period in 2012. Net sales of cigarettes excluding excise taxes, increased by 9.6% for the same period. The increase in net cigarette sales was driven primarily by sales attributable to Davenport, the gain of a major customer and a 2.0% increase in the average price per carton for the remaining part of the business, offset by the loss of several non-major customers during 2012 whose sales were heavily weighted to cigarettes. Total net cigarette sales as a percentage of total net sales were 68.0% in the first nine months of 2013 compared to 69.0% for the same period in 2012. Total carton sales for the nine months ended September 30, 2013 increased by 6.8%, consisting of a 9.0% increase in the U.S., partially offset by a decrease of 13.6% in Canada, primarily caused by the loss of two non-major customers in 2012. Excluding incremental carton sales attributable to Davenport in the first nine months of 2013, carton sales declined by 1.9% in the U.S.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2013 increased by $249.5 million, or 12.0%, to $2,326.3 million from $2,076.8 million in the same period in 2012. The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Nine Months Ended
	September 30,
	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$995.7	$888.0	$107.7	12.1%
Candy	398.0	373.0	25.0	6.7%
Other tobacco products	583.9	515.7	68.2	13.2%
Health, beauty & general	238.2	198.5	39.7	20.0%
Beverages	109.3	99.8	9.5	9.5%
Equipment/other	1.2	1.8	(0.6)	(33.3)%
Total Food/Non-food Products	$2,326.3	$2,076.8	$249.5	12.0%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales was driven primarily by sales from Davenport, net market share gains and incremental net sales to existing customers. The increase in food sales, one of our higher margin categories, was driven primarily by the successful implementation of our core strategies with existing customers during the first nine months of 2013. In addition, we have seen higher sales of smokeless tobacco products in our OTP category and e-cigarettes included in our health, beauty & general categories. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, which are generally higher profit margins than cigarettes. Total net sales of food/non-food products as a percentage of total net sales increased to 32.0% in the first nine months of 2013 compared to 31.0% for the same period in 2012.
Gross Profit. Gross profit represents the amount of profit remaining after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold, and therefore part of our gross profit. Gross profit in the nine months ended September 30, 2013 increased by $38.9 million, or 11.0%, to $393.8 million from $354.9 million for the same period in 2012 due primarily to the addition of Davenport, the gain of a new customer, higher sales of food/non-food products and a reduction in LIFO expense. Gross profit margin was 5.41% of total net sales in the nine months ended September 30, 2013 compared to 5.29% for the same period in 2012. The increase in gross profit margin was due primarily to a shift in sales to our food/non-food products, which have higher gross profit margins than cigarettes, offset by lower gross margin attributable to sales from Davenport and a new major customer, and a reduction in LIFO expense.
The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2013 and 2012 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2013			September 30, 2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$573.4	$7,276.3	100.0%	—	$6,702.9	100.0%	—
Net sales, less excise taxes (2)	554.2	5,752.2	79.1	100.0%	5,198.0	77.5	100.0%
Components of gross profit:
Cigarette inventory holding gains (3)	$0.4	$4.9	0.07%	0.09%	$4.5	0.07%	0.09%
LIFO expense	2.2	(8.8)	(0.12)	(0.15)	(11.0)	(0.17)	(0.21)
Remaining gross profit (4)	36.3	397.7	5.47	6.91	361.4	5.39	6.95
Gross profit	$38.9	$393.8	5.41%	6.85%	$354.9	5.29%	6.83%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

(3)
The amount of cigarette inventory holding gains attributable to both the U.S. and Canada were $4.2 million and $0.7 million, respectively, for the nine months ended September 30, 2013, compared to $3.9 million and $0.6 million, respectively, for the same period in 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased by $36.3 million, or 10.0%, to $397.7 million in the nine months ended September 30, 2013 from $361.4 million for the same period in 2012. Remaining gross profit margin was 5.47% of total net sales in the nine months ended September 30, 2013 compared to 5.39% for the same period in 2012 representing an eight basis point improvement. Increases in remaining gross profit margin were driven by the shift in sales to higher margin food/non-food products, offset by a 13 basis points decrease in gross margin attributable to sales from Davenport and a new major customer. In addition, increases in cigarette manufacturer prices lowered remaining gross profit margin by five basis points in the nine months ended September 30, 2013.
Cigarette remaining gross profit increased by $3.7 million in the nine months of 2013 compared to the same period in 2012, due primarily to additional cartons sold by Davenport. Cigarette remaining gross profit on a per carton basis increased 1.2% in the first nine months of 2013, excluding Davenport and the gain of a major customer, driven primarily by cigarette manufacturer price increases.
Food/non-food remaining gross profit increased by $32.6 million, or 13.2%, in the nine months ended September 30, 2013 compared to the same period in 2012. The increase was due primarily to the addition of Davenport, the gain of a major customer and higher sales of food products and e-cigarettes. Remaining gross profit margin for food/non-food products increased by 13 basis points to 12.04% of sales in the first nine months of 2013 compared to 11.91% for the same period in 2012. Excluding Davenport and the new major customer, food/non-food remaining gross profit margin increased by 22 basis points due primarily to a shift in sales to higher margin products.
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
In the nine months ended September 30, 2013, our remaining gross profit for food/non-food products was approximately 70.4% of our total remaining gross profit compared to 68.5% for the same period in 2012.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, and Selling, General and Administrative activities. In the nine months ended September 30, 2013, operating expenses increased by $34.8 million, or 11.1%, to $348.6 million from $313.8 million for the nine months ended September 30, 2012. The increase in operating expenses was attributable primarily to the addition of Davenport, approximately $1.6 million of integration and other costs related primarily to our business expansion in the Eastern U.S. and an increase in sales volume of food/non-food products. The shift in sales to food/non-food products increased operating expenses as a percentage of net sales in the first nine months of 2013 since food/non-food products have lower sales price points than the cigarette category. As a percentage of net sales, total operating expenses were 4.8% in the nine months ended September 30, 2013 compared to 4.7% for the same period in 2012. Excluding the aforementioned integration costs in 2013 and legacy claims benefit in 2012, operating expenses as a percentage of sales increased six basis points, driven primarily by the shift in sales.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $21.9 million, or 11.1%, to $219.9 million in the nine months ended September 30, 2013 from $198.0 million for the same period in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport and a 6% increase in cubic feet of product handled for the remainder of our business compared to the prior year. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for both the nine months ended September 30, 2013 and 2012.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $13.3 million, or 11.7%, to $126.7 in the nine months ended September 30, 2013 million from $113.4 million for the same period in 2012. The increase in SG&A expenses was due primarily to the addition of Davenport. In addition, SG&A for the first nine months of 2013 includes $1.4 million of expenses related to integration and business expansion activities. SG&A expenses for the first nine months of 2012 include a $1.8 million benefit resulting from the favorable resolution of certain worker’s compensation and insurance claims. As a percentage of net sales, SG&A expenses were 1.7% for both the first nine months of 2013 and 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings, credit facility fees and expenses related to capital lease obligations. Interest expense was $2.1 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense was due primarily to expenses related to a capital lease for a warehouse facility entered into in December 2012. Average borrowings for the nine months ended September 30, 2013 were $30.2 million with an average interest rate of 1.9%, compared to average borrowings of $22.8 million and an average interest rate of 2.1% for the same period in 2012.
Foreign Currency Transaction Losses, Net.  Foreign currency transaction losses were $0.6 million in the nine months ended September 30, 2013 compared to losses of $0.1 million for the same period in 2012. The change was due primarily to the fluctuation in the Canadian/U.S. dollar exchange rate.
Income Taxes. Our effective tax rate was 37.9% for the nine months ended September 30, 2013 compared to 39.0% for the same period in 2012. The provision for income taxes for the nine months ended September 30, 2013 included a net benefit of $0.7 million, compared to a net benefit of $0.5 million for the same period in 2012, related primarily to adjustments of prior year’s estimates and the expiration of the statute of limitations for uncertain tax positions which reduced the Company's effective tax rates by approximately 1.7% and 1.2%, respectively. We currently expect our effective tax rate to be approximately 39% for 2013.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2013 and 2012 (in millions) (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cigarettes
Net sales	$1,783.7	$1,596.5	$4,950.0	$4,626.1
Excise taxes in sales (2)	497.0	465.7	1,361.8	1,351.2
Net sales, less excise taxes (3)	1,286.7	1,130.8	3,588.2	3,274.9
LIFO expense	1.2	2.5	4.6	6.2
Gross profit (4)	41.3	37.7	118.0	112.3
Gross profit %	2.32%	2.36%	2.38%	2.43%
Gross profit % less excise taxes	3.21%	3.33%	3.29%	3.43%
Remaining gross profit (6)	$42.3	$40.0	$117.7	$114.0
Remaining gross profit %	2.37%	2.51%	2.38%	2.46%
Remaining gross profit % less excise taxes	3.29%	3.54%	3.28%	3.48%

Food/Non-food Products
Net sales	$837.0	$718.4	$2,326.3	$2,076.8
Excise taxes in sales (2)	57.9	53.4	162.3	153.7
Net sales, less excise taxes (3)	779.1	665.0	2,164.0	1,923.1
LIFO expense	1.0	1.3	4.2	4.8
Gross profit (5)	99.5	84.5	275.8	242.6
Gross profit %	11.88%	11.76%	11.86%	11.68%
Gross profit % less excise taxes	12.77%	12.71%	12.75%	12.62%
Remaining gross profit (6)	$100.5	$85.8	$280.0	$247.4
Remaining gross profit %	12.00%	11.94%	12.04%	11.91%
Remaining gross profit % less excise taxes	12.90%	12.90%	12.94%	12.86%

Totals
Net sales	$2,620.7	$2,314.9	$7,276.3	$6,702.9
Excise taxes in sales (2)	554.9	519.1	1,524.1	1,504.9
Net sales, less excise taxes (3)	2,065.8	1,795.8	5,752.2	5,198.0
LIFO expense	2.2	3.8	8.8	11.0
Gross profit (4),(5)	140.8	122.2	393.8	354.9
Gross profit %	5.37%	5.28%	5.41%	5.29%
Gross profit % less excise taxes	6.82%	6.80%	6.85%	6.83%
Remaining gross profit (6)	$142.8	$125.8	$397.7	$361.4
Remaining gross profit %	5.45%	5.43%	5.47%	5.39%
Remaining gross profit % less excise taxes	6.91%	7.01%	6.91%	6.95%
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.2 million and $4.9 million for the three and nine months ended September 30, 2013 compared to $0.2 million and $4.5 million for the same periods of 2012.

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

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2013 were $15.9 million compared to $19.1 million as of December 31, 2012. Our restricted cash as of September 30, 2013 was $11.3 million compared to $10.9 million as of December 31, 2012. Restricted cash primarily consists of funds set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through cash flows from operations and external borrowings. In the nine months ended September 30, 2013, cash flows from operating activities provided $59.2 million and we had $131.9 million of borrowing capacity available under our Credit Facility.
We have a stock repurchase program which was approved by our Board to enable us to buy shares when we believe our stock price is undervalued. Repurchases under the program also have the positive effect of offsetting the dilution associated with new share issuances due to vesting of restricted stock and the exercise of stock options. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of the increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. We repurchased 29,031 shares of common stock at an average price of $64.45 for a total cost of $1.9 million during the third quarter of 2013 and repurchased 106,640 shares of common stock at an average price of $53.62 for a total cost of $5.7 million during the nine months ended September 30, 2013. As of September 30, 2013, we had $30.1 million available for future share repurchases under the program.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Net cash provided by operating activities decreased by $29.6 million to $59.2 million in the nine months ended September 30, 2013 compared to $88.8 million for the same period in 2012. This decrease was due primarily to a $28.7 million decrease in net cash provided by working capital and $0.9 million decrease in net income adjusted for non-cash items. The decrease in working capital was due primarily to an increase in inventory attributable to speculative inventory purchases, the addition of new customers and related higher levels of food/non-food inventory to support sales growth. In addition, working capital provided by inventory was higher for the nine months ended September 30, 2012 due primarily to higher 2011 year-end purchases related to our LIFO tax strategy and holiday timing. The increase in inventory was partially offset by an increase in accounts payable and cigarette and tobacco taxes payable, driven primarily by non-cigarette payables resulting from increased sales volume, and taxes related to our LIFO purchases at the end of 2012 and 2011, respectively.
Cash flows from investing activities
Net cash used in investing activities decreased by $2.5 million to $15.6 million in the nine months ended September 30, 2013, compared to $18.1 million for the same period in 2012. This decrease was due primarily to the timing of capital expenditures, which totaled $13.0 million in the first nine months of 2013 compared to $20.3 million for the same period in 2012, partially offset by $1.8 million of additional purchase consideration paid to the previous owners of Davenport. Capital expenditures for 2013 are expected not to exceed $25 million, approximately half of which is being utilized for expansion projects with the remainder used to replace or upgrade existing equipment.

Cash flows from financing activities
Net cash used in financing activities decreased by $25.6 million to $46.6 million in the nine months ended September 30, 2013 compared to $72.2 million for the same period in 2012. This decrease was due primarily to a $26.9 million decrease in repayments under the Credit Facility and a $4.5 million decrease in book overdrafts, offset by an increase of $5.0 million in repurchases of common stock.
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
The following table provides the components of Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$12.3	$10.5	$26.6	$24.2
Interest expense, net (1)	0.5	0.3	1.8	1.3
Provision for income taxes	6.6	6.4	16.2	15.5
Depreciation and amortization	6.8	6.3	20.2	19.0
LIFO expense	2.2	3.8	8.8	11.0
Stock-based compensation expense	1.3	1.4	4.0	4.1
Foreign currency transaction losses, net	0.1	—	0.6	0.1
Adjusted EBITDA	$29.8	$28.7	$78.2	$75.2
Percentage change in Adjusted EBITDA	3.8%		4.0%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three months ended September 30, 2013 increased $1.1 million, or 3.8%, to $29.8 million from $28.7 million for the same period in 2012. Included in Adjusted EBITDA for the three months ended September 30, 2013 is approximately $0.7 million of integration and other costs related primarily to our business expansion in the Eastern U.S. Adjusted EBITDA for the three months ended September 30, 2012 includes a $1.4 million benefit associated with the favorable recovery of legacy workers’ compensation and insurance claims. Adjusted EBITDA for the nine months ended September 30, 2013 was $78.2 million compared to $75.2 million for the same period in 2012. Included in Adjusted EBITDA for the nine months ended September 30, 2013 is approximately $1.6 million of integration and other costs related primarily to our business expansion in the Eastern U.S. Adjusted EBITDA for the nine months ended September 30, 2012 includes a $1.8 million benefit associated with the favorable recovery of legacy workers’ compensation and insurance claims.
Excluding the aforementioned integration and business expansion costs in 2013 and the favorable legacy insurance recoveries in 2012, Adjusted EBITDA increased 11.7% and 8.7% for the three and nine months ended September 30, 2013, respectively, driven primarily by the addition of Davenport and growth in our food/non-food business.
Our Credit Facility
Our Credit Facility has a capacity of $200 million which is expandable up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 30, 2013, we entered into a fifth amendment to the Credit Facility (the "Fifth Amendment"), which, among other things, extended the term of the Credit Facility from May 2016 to May 2018 and reduced the margin on LIBOR or CDOR borrowing rates. In addition, the Fifth Amendment provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility.

All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2013, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2013	2012
Amounts borrowed	$38.5	$73.3
Outstanding letters of credit	$21.8	$19.8
Amounts available to borrow (1)	$131.9	$97.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and nine months ended September 30, 2013 were $15.0 million and $30.2 million, respectively, with amounts borrowed at any one time during the nine months ended September 30, 2013, ranging from zero to $112.0 million. For the three and nine months ended September 30, 2012, average borrowings were $3.3 million and $22.8 million, respectively, with amounts borrowed, at any one time during the nine months ended September 30, 2012, ranging from zero to $91.5 million.
The weighted-average interest rate on the revolving credit facility for the three and nine months ended September 30, 2013 was 1.7% and 1.9%, respectively, compared to 2.6% and 2.1% for the three and nine months ended September 30, 2012, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. We paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.7 million during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2012, respectively. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.3 million for both the three and nine months ended September 30, 2013 and 2012, respectively. Unamortized debt issuance costs were $1.5 million as of September 30, 2013 and December 31, 2012.
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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with SEC on March 14, 2013, did not change materially during the nine months ended September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting. Our internal control framework is based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in our favor and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for April 7, 2014. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid us.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended September 30, 2013:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

July 1, 2013 to July 31, 2013	—	$—	$—	$32.0
August 1, 2013 to August 31, 2013	14,196	64.24	0.9	31.1
September 1, 2013 to September 30, 2013	14,835	64.66	1.0	30.1
Total repurchases for the three months ended September 30, 2013	29,031	$64.45	$1.9	$30.1

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

CORE-MARK HOLDING COMPANY, INC.

Date: November 12, 2013	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

Date: November 12, 2013	By:	/S/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer