Form 10-K
period 2013-12-31
Core-Mark Holding Company, Inc.
filed 2014-03-03
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

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
Yes  ☒ No  ☐
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter:    $711,883,006
As of February 14, 2014, the registrant had 11,532,968 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant's 2014 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

SEC Regulation G - Non-GAAP Information

The financial statements in this Annual Report are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Core-Mark Holding Company, Inc. (“Core-Mark”) uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, Adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in Core-Mark’s underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ii

PART I
ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Core-Mark”, “the Company”, “we”, “us”, or “our” refer to Core-Mark Holding Company, Inc. and its subsidiaries.
Company Overview
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, providing sales and marketing, distribution and logistics services to customer locations across the U.S. and Canada. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
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
We operate in an industry where, in 2012, based on the National Association of Convenience Stores (NACS) 2013 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations in the U.S. increased 2.2% to approximately $199 billion and were generated through approximately 149,000 stores. According to a more recent report from NACS, the number of convenience stores grew 1.4% in 2013 to approximately 151,000 stores. The U.S. convenience retail industry gross profit for in-store sales decreased 1.3% to approximately $62.5 million in 2012 from $63.3 billion in 2011. Over the ten years from 2003 through 2013, U.S. convenience in-store sales increased by a compounded annual growth rate of 5.5%. In Canada, based on the Canadian Convenience Store Association (CCSA) 2013 Industry Report, we estimate that total in-store sales at convenience locations were approximately $23.1 billion generated through approximately 23,100 stores.
We operate a network of 28 distribution centers (excluding two distribution facilities we operate as a third party logistics provider) in the U.S. and Canada, which distribute a diverse line of national, regional and private label products to over 30,000 customer locations in 50 states in the U.S. and five Canadian provinces. The products we distribute include cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. Cigarettes comprised approximately 68.0% of our total net sales in 2013, while approximately 70.5% of our gross profit in 2013 was generated from our food/non-food products.
We service traditional convenience stores as well as alternative outlets selling consumer packaged goods. We estimate that on average 45% to 50% of the products sold in convenience stores are supplied by broad-line wholesale distributors such as Core-Mark. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as thousands of multi- and single-store customers. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, movie theaters, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our net sales grew from $7.3 billion in 2010 to $9.8 billion in 2013, yielding an annual compounded growth rate of approximately 10%, while our annual Adjusted EBITDA(1) increased from $70.0 million to $109.5 million, or approximately 16%, compounded annually during the same period. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 4% market share of total in-store sales within the convenience store channel in North America and to take advantage of growth opportunities with other retail store formats.
________________________________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction losses.

Competitive Strengths
We believe we have the following fundamental competitive strengths, which form the foundation for our business strategy:
Experience in the Industry. Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California. The executive management team, as of the end of 2013, comprised of our CEO and 14 senior managers, had an average tenure of 20 years and applied its expertise to critical functional areas including logistics, sales and marketing, purchasing, information technology, finance, business development, human resources and retail store support.
Innovation and Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor, we offer retailers a wide array of manufacturer and Company-sponsored sales and marketing programs, merchandising and product category management services and the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profit.
Distribution Capabilities. The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service large national chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity-enhancing technologies.

Business Strategy
Our objective is to increase overall return to stockholders by growing our market share, revenues and profitability. As one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, with the proven capability of effectively selling into other retail channels, we are well-positioned to continue meeting this objective. Our business strategy also includes the following initiatives, designed to further enhance the value we provide to our retail customers:
Leverage our Vendor Consolidation Initiative (“VCI”). We expect our VCI program will allow us to continue to grow our sales by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of direct-store deliveries. This represents a highly inefficient and costly process for the retailers. Today, we estimate that Core-Mark sells on average 45% to 50% of what a convenience retailer purchases from their vendors. Our VCI program offers the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they would historically purchase from direct-store-delivery companies. This simplifies the supply chain and provides retailers with an opportunity to improve inventory turns and working capital, eliminate operational and transaction costs, and greatly diminish their out-of-stocks on best-selling items.
Deliver Fresh Products. We believe there is an increasing trend among consumers to purchase fresh food and dairy products from convenience and other retail formats. To meet this expected demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks and tri-temperature trailers, which provides the infrastructure to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically-located dairies, fresh kitchens and bakeries to further enable us to deliver the freshest product possible, with premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to expand the array of fresh products through the development of unique and comprehensive marketing programs and equipment programs that assist the retailer in showcasing their “fresh” product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to the convenience retail industry. Proper execution of VCI, with the cornerstone being dairy distribution, provides Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of "Fresh" products.
Expand our Presence Eastward. We believe there is significant opportunity to increase our market presence and revenue growth by continuing to expand our presence east of the Mississippi River. According to the 2013 SOI Report, during 2012, aggregate U.S. traditional convenience retail in-store sales were approximately $199 billion through approximately 149,000 stores with 61% of those stores located in the eastern portion of the country. We believe our continued expansion in the Eastern U.S. will be accomplished through acquisitions and by gaining new customers, both national and regional, through a combination of exemplary service, VCI programs, fresh product deliveries, innovative marketing strategies, and competitive pricing.
Some of our recent expansion activities include:

•
On May 7, 2013, we signed a three year distribution agreement with Turkey Hill, a subsidiary of the Kroger Co. (“Kroger”) and the largest of Kroger's convenience divisions, to service all their convenience stores, which are located across

Pennsylvania, Ohio and Indiana. With the addition of the Turkey Hill stores, we serviced approximately 700 Kroger convenience locations as of December 31, 2013.

•
On December 17, 2012, we acquired J.T. Davenport & Sons, Inc. (“Davenport”), a large convenience wholesaler based in North Carolina, which services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased our market presence primarily in the Southeastern United States and further enhanced our ability to cost effectively service national and regional retailers.

•
On September 7, 2011, we signed a distribution agreement (“the Customer Agreement”) with Alimentation Couche-Tard Inc. ("Couche-Tard") to service Couche-Tard corporate stores, under the Circle K brand, within Couche-Tard's Southeast, Gulf Coast and Florida markets. We added a new distribution facility located in Tampa, Florida in 2011 as a result of the Customer Agreement. As of December 31, 2013, we serviced nearly 1,000 Circle K stores in these markets.

•
In May 2011, we acquired Forrest City Grocery Company (“FCGC”), a regional wholesale distributor providing Core-Mark with additional infrastructure and market share by servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states.

Continue Building Sustainable Competitive Advantage. We believe our ability to increase sales and profitability with existing and new customers is highly dependent upon our ability to deliver consistently high levels of service, innovative marketing programs, technology solutions and logistics support. To that fundamental end, we are committed to further improving operational efficiencies in our distribution centers while containing our costs to enhance profitability. We were one of the first to recognize emerging trends and to offer retailers our unique strategic solutions such as VCI and Fresh. In addition, we continue to leverage our Focused Marketing Initiative (“FMI”), which is designed to drive deeper entrenchment with our customer base and to further differentiate us in the market place. The FMI program is centered on increasing the sales and profitability of the independent store through improved category insights, optimized retail price strategy, demographic decision-making along with providing Core-Mark's marketing solutions to create a complete retail marketing strategy. We believe our innovative approach, which focuses on building a trusted partnership with our customers, has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.
Customers, Products and Suppliers
We service over 30,000 customer locations in 50 states in the U.S. and five Canadian provinces. Our primary customer base consists of large national, regional, and independent convenience retailers in the U.S. and Canada. In addition, we are expanding our distribution into alternative channels including drug stores and large-scale retailers. Our top ten customers accounted for 35.4% of our net sales in 2013 including Couche-Tard, our largest customer, which accounted for 14.7% of our total net sales.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2013		2012		2011
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$6,642.0	68.0%	$6,139.4	69.0%	$5,710.6	70.4%
Food	1,342.3	13.7	1,178.6	13.4	995.7	12.3
Candy	527.2	5.4	489.5	5.5	459.8	5.7
Other tobacco products	787.8	8.1	687.8	7.7	607.9	7.5
Health, beauty & general	327.3	3.4	269.2	3.0	237.5	2.9
Beverages	139.1	1.4	125.6	1.4	100.9	1.2
Equipment/other	1.9	—	2.3	—	2.5	—
Total food/non-food products	3,125.6	32.0	2,753.0	31.0	2,404.3	29.6
Total net sales	$9,767.6	100.0%	$8,892.4	100.0%	$8,114.9	100.0%
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. With cigarettes accounting for approximately $6,642.0 million, or 68.0% of our total net sales, and 29.5% of our total gross profit in 2013, we control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.
U.S. and Canadian cigarette consumption steadily declined from 2002 to 2012. Based on the 2012 statistics provided by the Tobacco Merchants Association (“TMA”) published in 2013 compiled from the U.S. Department of Agriculture - Economic Research Service, total cigarette consumption in the U.S. declined from 425 billion cigarettes in 2002 to 294 billion cigarettes in

2012, or a compounded annual decline of approximately 3.6%. Total cigarette consumption also declined in Canada from 37 billion cigarettes in 2002 to 25 billion cigarettes in 2012, or a compounded annual decline of approximately 3.8%, based on statistics provided by the TMA. Our total cigarette carton sales increased 7.6% in 2013 attributable primarily to our acquisition of Davenport in December of 2012 and net market gain shares.  Excluding the acquisition of Davenport, our carton sales in the U.S. declined 1.8%. Our carton sales in Canada decreased 7.5% in 2013 on a comparative basis to the prior year due primarily to the loss of two non-major customers in the fourth quarter of 2012. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit from cigarette manufacturer price increases. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability.
We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. These programs are subject to change by the manufacturers without notice.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by the various states, localities and provinces. We collect state, local and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Excise taxes are a significant component of our net sales and cost of sales. During 2013, net sales and cost of sales included offsetting amounts of approximately $2,050.8 million related to state, local and provincial excise taxes. As of December 31, 2013, state cigarette excise taxes in the U.S. jurisdictions we serve ranged from $0.17 per pack of 20 cigarettes in the state of Missouri to $4.35 per pack of 20 cigarettes in the state of New York. In the Canadian jurisdictions we serve, provincial excise taxes ranged from C$2.47 per pack of 20 cigarettes in Ontario to C$5.80 per pack of 20 cigarettes in Manitoba. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 13.5% in 2013 to $3,125.6 million, which was 32.0% of our total net sales. More specifically, sales in the food category grew 13.9% to $1,342.3 million, by far the largest contributor to our overall food/non-food sales improvement.  This is consistent with our strategy to grow food/non-food products at a faster pace than cigarettes through a combination of market share gains and execution of our VCI, Fresh, FMI and acquisition strategies.
Gross profit for food/non-food categories grew $52.8 million, or 16.2%, to $378.6 million in 2013, which was 70.5% of our total gross profit. Food/non-food products generated gross margins of 13.0% excluding excise taxes in 2013, while the cigarette category generated gross margins of 3.3% excluding excise taxes. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and the delivery of fresh products, focus primarily on the highest margin categories in the food/non-food group. There is a special emphasis on fresh categories, which include items such as milk, bread, sandwiches, fruit, produce, baked goods, home meal replacements and other fresh products. We have made significant capital investments over the years to create the proper infrastructure to successfully deliver these highly perishable items.
Another primary aspect of our VCI strategy is to take cost out of the supply chain by putting more of the product that the retailers purchase on our delivery trucks. We targeted $100 million of incremental sales for the last five years, which contributed to the growth in our food/non-food sales and gross profit dollars. In addition, our FMI strategy was created to assist our independent retailer to sell more food/non-food items and to increase profitability.
We completed five acquisitions between 2006 and 2012.  At the time of acquisition, most of these companies generally had a higher index of cigarette sales than our company-wide average; however, through our marketing programs we are able to grow the higher margin food/non-food categories of these acquired businesses as we bring our strategies to their customers.  In addition, our market share has grown steadily over the last several years, due, in part, to our capability to deliver fresh and perishable categories.  We believe that fresh items are increasingly driving consumer decisions, and fresh products will continue to be an important category going forward.
Our Suppliers. We purchase products for resale from approximately 4,700 trade suppliers and manufacturers located across the U.S. and Canada. In 2013, we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, accounting for approximately 28% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets.

Seasonality
We typically generate slightly higher net sales and higher gross profits during the warm weather months (April through September) than in other times throughout the year. We believe this occurs because the convenience store industry which we serve tends to be busier during this period due to vacations and other travel by consumers. We generated approximately 53%, 52% and 53% of our net sales during the second and third quarters of 2013, 2012, and 2011, respectively.

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
Map of Operations
__________________________________________
We operate four consolidation centers, including one that opened in Toronto, Canada in the fourth quarter of 2013, which buy products from our suppliers in bulk quantities and then distribute the products to many of our other distribution centers. The products purchased by our consolidation centers include frozen and chilled items, health and beauty care and general merchandise products. The new center in Toronto was launched with an exclusive distribution arrangement with a retail beverage manufacturer. We expect to obtain additional consolidated purchasing opportunities for Canada in 2014.  We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (“ADC”), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (“RDC”), is dedicated solely to supporting another major customer, CST Brands, Inc. (formerly, Valero Energy Corporation).
We purchase a variety of brand name and private label products, in excess of 53,000 SKUs, from suppliers and manufacturers. Cigarette products represent less than 5% of our total SKUs purchased. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, general merchandise and health and beauty care products.
A typical convenience store order consists of a mix of dry, frozen and chilled products. Our receivers, stockers, order selectors, stampers, forklift drivers and loaders received, stocked and picked approximately 615 million, 551 million and 476 million items or 96 million, 86 million and 71 million cubic feet of product, during the years ended December 31, 2013, 2012 and 2011, respectively, while limiting the service error rate to less than 2.7 errors per thousand items shipped in 2013.

 Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt rapidly to changing business needs and allows them to provide our customers with necessary information technology requirements and integration capabilities.

Distribution
At December 31, 2013, we had approximately 1,300 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2013, our trucking fleet consisted of over 800 tractors, trucks and vans, of which mostly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temperature (“tri-temp”), which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2013, approximately 80% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. In addition, in 2013, we began converting portions of our fleet to tractors, which use compressed natural gas ("CNG"). At December 31, 2013, we had 57 CNG tractors. We plan to convert a large portion of our fleet to CNG tractors in order to lower our fuel costs with the added benefit of reducing carbon emissions. Our fuel consumption costs in 2013 totaled approximately $16.9 million, net of fuel surcharges passed on to customers, which represented an increase of approximately 16%, from $14.6 million in 2012, due primarily to a 11.9% increase in miles driven due to the addition of Davenport and the growth in our business.

Competition
We estimate that, as of December 31, 2013, there were approximately 300 wholesale distributors serving traditional convenience retailers in the U.S. and Canada. We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway, Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large regional companies that provide products to specific areas of the country, H.T. Hackney Company in the Southeast and Eby-Brown Company in the Midwest and Mid-Atlantic regions. In addition there are several hundred local distributors serving small regional chains and independent convenience retailers. In Canada, there is one large national company, Wallace & Carey, Inc., one regional company, which services the Ontario market, Karrys Bros., Limited, and more recently one large national grocery wholesaler, Sobeys Inc., aside from Core-Mark, that make up the competitive landscape.
Beyond the traditional wholesale supply channels, we face potential competition from at least three other supply avenues.  First, certain manufacturers such as Budweiser, Miller-Coors, Coca-Cola, Frito-Lay and PepsiCo deliver their products directly to convenience retailers. Secondly, club wholesalers such as Costco and Sam's Club provide a limited selection of products at generally competitive prices; however, they often have limited delivery options and limited services. Finally, some large convenience retail chains self-distribute products due to the geographic density of their stores and their belief that they can economically service such locations.
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
We also believe the competitive environment has been impacted by alternative smoking products, such as snus, electronic cigarettes and the emergence of nicotine consumption through vapor devices. In addition, cigarette prices continue to rise due to continuing pressure on taxing jurisdictions to raise revenues through excise taxes. Further, cigarette list prices have historically increased for those manufacturers who are parties to the MSA. As a result, the lower priced products of numerous small share brands manufactured by non-MSA participants have held their market share, putting profitability pressure on MSA products.

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2013, 2012 and 2011. Credit terms may impact pricing and are competitive within our industry. An increasing number of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 16 days in each of 2013, 2012 and 2011 with the cigarette category averaging 10 days and food/non-food categories averaging 30 days. We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during each of 2013, 2012 and 2011 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistic facilities) as of December 31, 2013:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Sales and Marketing	1,256	65	1,321
Warehousing and Distribution	3,255	297	3,552
Management, Administration, Finance and Purchasing	628	116	744
Total Categories	5,139	478	5,617

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 210 employees, or 4% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation
As a distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). The FDA regulates food products through its current good manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels. A limited number of the over-the-counter medications that we distribute are subject to the regulations of the U.S. Drug Enforcement Administration (“DEA”). In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration under the U.S. Department of Labor (“OSHA”), which require us to comply with certain health and safety standards to protect our employees.
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
In September 2011, the Tobacco Products Labeling Regulations (Cigarettes and Little Cigars) came into force in Canada with strengthened labeling requirements for cigarettes and little cigar packages. The requirements include graphic health warnings and health information messages which are prominently displayed on the front and back of most tobacco packages and focus primarily on the health hazards posed by tobacco use.
We voluntarily participate in random quality inspections of all of our distribution centers, conducted by the American Institute of Baking (“AIB”). The AIB publishes standards as a tool to permit operators of distribution centers to evaluate the food safety risks within their operations and determine the levels of compliance with the standards. AIB conducts an inspection, which is composed of food safety and quality criteria. AIB conducts its inspections based on five categories: adequacy of the company's food safety program, pest control, operational methods and personnel practices, maintenance of food safety and cleaning practices. Within these five categories, the AIB evaluates over 100 criteria items. In 2013, 96.8% of the audits of our distribution centers received a score of 900 or greater (on a possible 1,000 point scale).

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, BOONDOGGLES™, Cable Car®, Core-Mark®, Core-Mark International®, EMERALD®,, Java Street®, QUICKEATS®, SmartStock®, and Tastefully Yours®..

Segment and Geographic Information
We operate in two geographic areas -- the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.

Corporate and Available Information
Our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California, 94080 and our telephone number is (650) 589-9445.
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website under “Financials and Filings”, or through www.sec.gov. Also available on our website are printable versions of Core-Mark's Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines and Principles and other corporate information. Copies of these documents may also be requested from:
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
Additionally, the Audit Committee (“Audit Committee”) of the Board of Directors of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, stockholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of the Company's accounting policies. The procedures are also described on our website at www.core-mark.com under “Corporate Governance” in the “Investor Relations” section.

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
Risks Related to Our Business and Industry
We are dependent on the convenience retail industry, and our results of operations could suffer if it experiences an overall decline or consolidation.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, including rising gasoline prices, which may impact “in store” retail sales, competition from grocery stores and other retail outlets, termination of customer relationships and consolidation of our customer base. Such events could cause us to experience decreases in revenues and put pressure on our margins. In addition, any decline in the convenience store industry may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure.
Many of the markets in which we compete are highly competitive and we may lose market share and suffer a decline in sales and profitability in these markets if we are unable to outperform our competition.
Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price, reliability, delivery schedules, and variety of products offered. We also face competition from club stores and alternate sources that sell consumable products to convenience retailers. Some of our competitors, including McLane Company, Inc. (a subsidiary of Berkshire Hathaway Inc.), have substantial financial resources and long-standing customer relationships. In addition, heightened competition among our existing competitors, or by new entrants into the distribution market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.
Our failure to maintain relationships with large customers could potentially harm our business.
We have relationships with many large regional and national convenience store chains. While we expect to maintain these relationships for the foreseeable future, any termination, non-renewal or reduction in services that we provide to such customers could cause our revenues and operating results to suffer.
We may lose business if manufacturers or large retail customers convert to direct distribution of their products.
In the past, certain large manufacturers and customers have elected to engage in direct distribution or third party distribution of their products and eliminate wholesale distributors such as Core-Mark. If other manufacturers or retail customers make similar elections in the future, our revenues and profits would be adversely affected and there can be no assurance that we will be able to mitigate such losses.
Our business is sensitive to fuel prices and related transportation costs, which could adversely affect our business.
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel or delivery surcharges, but our ability to continue to pass through these increases, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers or do not realize the benefits we expect from converting a large percentage of our trucks to operate on natural gas, our operating results could be materially and adversely affected.
Cigarette and consumable goods distribution is a low-margin business sensitive to inflation and deflation.
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with low profit margins. Our food/non-food sales are generally priced based on the manufacturer's cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation or stagnation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. In addition, periods of product cost inflation may have a negative impact on our gross profit margins with respect to sales of cigarettes because gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases, reduced or eliminated manufacturer discounts and incentive programs or increases in applicable excise tax rates, our inventory carrying costs and accounts receivable could rise, placing pressure on our working capital requirements.
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
We obtain the products we distribute from third party suppliers. At December 31, 2013, we had approximately 4,700 vendors, and during 2013 we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 28% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.
Our ability to operate effectively could be impaired by the risks and costs associated with expansion activities.
Market share growth is one of our key company initiatives. To accomplish this growth we have focused on strategic acquisitions and securing large regional and national customers as key elements of success. Any significant expansion activity comes with inherent risks.  Acquisitions may entail various risks such as identifying suitable candidates, realizing acceptable rates of return on the investment, identifying potential liabilities, obtaining adequate financing, negotiating acceptable terms and conditions, and successfully integrating operations and converting systems post acquisition.  Integrating a large new customer has similar risks of realizing acceptable returns on invested working capital, negotiating acceptable pricing and service levels, while managing resources and business interruptions as we integrate the new business into our current infrastructure. We may realize higher costs or lower margins than originally anticipated and may experience disruption to our base business, and may not realize the anticipated benefits or savings from expansion activities to the extent or in the time frame expected.
We may be subject to product liability claims and counterfeit product claims which could materially adversely affect our business.
As a distributor of food and consumer products, we face the risk of exposure to product liability claims in the event that the use of a product sold by us causes injury or illness. In addition, certain products that we distribute may be subject to counterfeiting. Our business could be adversely affected if consumers lose confidence in the safety and quality of the food and other products we distribute. Further, our operations could be subject to disruptions as a result of manufacturer recalls. This risk may increase as we continue to expand our distribution of fresh products. If we do not have adequate insurance, if contractual indemnification from the supplier or manufacturer of the defective, contaminated or counterfeit product is not available, or if a supplier or manufacturer cannot fulfill its indemnification obligations to us, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely impact our results of operations.
We may not be able to achieve the expected benefits from the implementation of marketing initiatives.
We are continuously improving our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased shareholder value. Customer acceptance of new distribution formats that we implement may not be as anticipated or competitive pressures may cause us to curtail or abandon these initiatives, resulting in lower revenue growth and unachieved cost savings.
Our information technology systems may be subject to failure, disruptions or security breaches which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.

Our business is highly dependent on our customized enterprise information technology systems. We rely on our information technology systems and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our information technology systems and have disaster recovery plans in place to mitigate unforeseen events that could disrupt our systems' service. However, if our systems fail or are not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer. We may upgrade and replace various components of our proprietary ERP system periodically with the goal of maintaining and improving overall functionality, performance and service.  Some of our upgrades may include the implementation of leading software solutions or enhanced customizations to our existing systems. There are inherent risks associated with any system project and there can be no guarantee any implementation will be free of disruptions or other operational problems.
In addition, we retain sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We may face threats to our data centers and networks of unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by experienced hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of intellectual property, proprietary business information or personally identifiable information belonging to us or our customers, business partners or employees.
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
Our continued success will depend partly on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees, especially drivers, in a market could require us to enhance our wage and benefit packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. Any such shortage of qualified employees could decrease our ability to effectively serve our customers and might lead to lower profits because of higher labor costs.
Unions may attempt to organize our employees.
As of December 31, 2013, 210, or 4%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times. We cannot assure you that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, the National Labor Relations Board is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With over 3,600 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the implementation of the Patient Protection and Affordable Care Act (“ACA”) may significantly increase our employee healthcare-related costs. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.

As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the DEA and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
Natural disaster damage could have a material adverse effect on our business.
Our headquarters and several of our warehouses in California, as well as one of our data centers and one warehouse located near Vancouver, British Columbia, Canada, are in or near high hazard earthquake zones. In addition, one of our data centers is located in Plano, Texas, which is susceptible to wind storms. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, floods, and ice and snow storms. While we maintain insurance to cover us for such potential losses, our insurance may not be sufficient in the event of a significant natural disaster or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, which could adversely impact our sales and results of operations.
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
The distribution of cigarettes is currently a significant portion of our business. In 2013, approximately 68.0% of our net sales (which includes excise taxes) and 29.5% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on marketing and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of electronic cigarettes and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, over the internet and by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
Legislation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of tobacco products imposed by governmental entities. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars and pipe products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco products and, accordingly, our sales of such products.
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
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. and Canada as a means of increasing government revenues. These tax increases negatively impact consumption. Additionally, they may cause a shift in sales from premium brands to discount brands, illicit channels or electronic cigarettes as smokers seek lower priced options.
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
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia and certain U.S. territories. The other four states--Mississippi, Florida, Texas and Minnesota (the “non-MSA states”)--settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers. In addition, the growth in market share of discount brands since the MSA was signed has had an adverse impact on the total volume of the cigarettes that we sell.

In connection with the MSA, we were indemnified by most of the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. Should the MSA ever be invalidated, we could be subject to substantial litigation due to our distribution of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we are indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers and could be so large as to prevent the manufacturers from satisfying their indemnification obligations.
Risks Related to Financial Matters, Financing and Foreign Exchange

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. the federal government has proposed legislation, which effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results.
Our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plan when the benefit obligation exceeds the fair value of the plan assets. Our December 31, 2013 balance sheet includes $2.1 million in pension liabilities related to underfunded pension obligations, compared to $10.0 million in underfunded pension obligations as of December 31, 2012. The funded level of our pension plan improved to 95% as of December 31, 2013 and we have adopted a dynamic strategy to reduce the plan’s investment risk as its funded status improves. This strategy will reduce the allocation to return seeking assets and increase the allocation to liability hedging assets over time with the intention of reducing volatility of the funded status and pension costs. We expect this strategy will reduce the risk associated with the funding level of our pension plan, but if the performance of the assets in our pension plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to our pension plan could be substantially higher than we expect.

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
Since the fourth quarter of 2011, we have paid a quarterly cash dividend to our stockholders. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and agreements to which we are a party. Future dividends may be affected by a variety of factors such as available cash, anticipated working capital requirements, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, capital requirements for acquisitions, stock repurchase programs, reserves for legal risks and changes in federal and state income tax laws or corporate laws. Our Board of Directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. Any such action could have a material, negative effect on our stock price.
Currency exchange rate fluctuations could have an adverse effect on our revenues and financial results.
We generate a significant portion of our revenues in Canadian dollars, approximately 11% in 2013 and 13% in 2012. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. Accounting principles generally accepted in the United States of America (“GAAP”) require that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the income statement. To the extent we incur losses on such transactions, our net income will be reduced.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $200 million revolving credit facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (our “Credit Facility”). While we believe our sources of liquidity are adequate, we cannot assure you that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
Our operating flexibility is limited in significant respects by the restrictive covenants in our Credit Facility.
Our Credit Facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions place limits on our ability, among other things, to: incur additional indebtedness, pay dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets. In addition, under our Credit Facility, under certain circumstances we are required to meet a fixed charge coverage ratio. Our ability to comply with this covenant may be affected by factors beyond our control and a breach of the covenant could result in an event of default under our Credit Facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and terminate their commitments to make further extensions of credit.
Changes to accounting rules or regulations may adversely affect our operating results and financial position.
Changes to accounting rules or regulations could arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board (“FASB”), the SEC, the Public Company Accounting Oversight Board and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures, including significant additional costs to implement and maintain the new accounting standards.

Our actual business and financial results could differ as a result of the accounting methods, estimates and assumptions that we use in preparing our financial statements, which may negatively impact our results of operations and financial condition.
 To prepare financial statements in conformity with GAAP, management is required to exercise judgment in selecting and applying accounting methodologies and making estimates and assumptions. These methods, estimates, and assumptions are subject to uncertainties and changes, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include but are not limited to the following: allowance for doubtful accounts, LIFO inventory valuation, provisions for income taxes, vendor rebates and promotional allowances, impairment of goodwill, impairment of long-lived and other intangible assets, valuation of assets and liabilities in connection with business combinations, valuation of pension assets and obligations, stock-based compensation expense and accruals for estimated liabilities, including litigation and insurance reserves.

ITEM 1. B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 27,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,000 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 3.9 million square feet and own approximately 0.7 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Las Vegas, Nevada	Tampa, Florida
Atlanta, Georgia	Leitchfield, Kentucky	Whitinsville, Massachusetts
Bakersfield, California	Los Angeles, California	Wilkes-Barre, Pennsylvania
Corona, California(2)	Minneapolis, Minnesota	Calgary, Alberta
Denver, Colorado	Portland, Oregon	Toronto, Ontario(5)
Forrest City, Arkansas(4)	Sacramento, California(3)	Vancouver, British Columbia
Fort Worth, Texas	Salt Lake City, Utah	Winnipeg, Manitoba
Grants Pass, Oregon	Sanford, North Carolina
Hayward, California	Spokane, Washington

(1)
Excluding outside storage facilities or depots and two distribution facilities that we operate as a third party logistics provider. Depots are defined as a secondary location for a division which may include any combination of sales offices, operational departments and/or storage. We own distribution center facilities located in Wilkes-Barre, Pennsylvania; Leitchfield, Kentucky; and Forrest City, Arkansas. All other facilities listed are leased. The facilities we own are subject to encumbrances under our Credit Facility.

(2)	This location includes two facilities, a distribution center and our AMI consolidating warehouse.

(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.

(4)	This facility includes a distribution center and our AMI-Artic East consolidating warehouse.

(5)	This facility includes a distribution center and our Canadian Consolidation operations
We also operate distribution centers on behalf of two of our major customers: one in Phoenix, Arizona (for Couche-Tard), and one in San Antonio, Texas (for CST Brands, Inc., formerly, Valero Energy Corporation). Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS
We are a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at our Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of us and our insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for April 7, 2014. We are unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to us.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 2,063 stockholders of record as of February 14, 2014.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ for the periods indicated:

	Low Price	High Price
Fiscal 2013
4th Quarter	$63.86	$75.93
3rd Quarter	62.65	67.26
2nd Quarter	50.26	63.75
1st Quarter	46.09	51.72

	Low Price	High Price
Fiscal 2012
4th Quarter	$40.06	$49.24
3rd Quarter	43.29	50.56
2nd Quarter	34.78	48.17
1st Quarter	37.01	42.74

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for Core-Mark's common stock at the end of each year from 2008 through 2013, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index and a peer group of companies (“the Performance Peer Group”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark's cumulative stockholder return is based on an investment of $100 on December 31, 2008, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), Nash Finch Company (NAFC, through its last trading day of November 19, 2013), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
CORE	$100.00	$153.16	$165.38	$184.91	$225.58	$365.05
Russell 2000	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
NASDAQ Index	$100.00	$150.81	$178.60	$178.37	$209.06	$292.89
Performance Peer Group	$100.00	$126.37	$139.15	$143.29	$162.50	$197.84

Dividends
On October 19, 2011, we announced the commencement of a quarterly dividend program. In 2013, the Board of Directors declared quarterly cash dividends of $0.19 per common share on May 2, 2013 and August 1, 2013 and $0.22 per common share on November 1, 2013. In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $2.2 million, or $0.19 per common share on December 20, 2012, which was paid on December 31, 2012. We paid dividends of $7.1 million and $10.3 million in 2013 and 2012, respectively. Our Credit Facility places certain limits on our ability to pay cash dividends on our common stock. Our intentions are to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.
Issuer Purchases of Equity Securities
In May 2013, our Board of Directors authorized a $30.0 million increase to our stock repurchase plan. At the time of the increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.
In 2013, we repurchased 126,872 shares of common stock for a total cost of $7.2 million, or an average price of $56.60 per share. In 2012, we repurchased 118,800 shares of common stock for a total cost of $5.2 million, or an average price of $43.34 per share.  As of December 31, 2013, we had $28.7 million available for future share repurchases under the program.
The following table provides the repurchases of common stock shares during the three months ended December 31, 2013:

				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased	per Share (1)	(in millions)	(in millions)

October 1, 2013 to October 31, 2013	—	$—	$—	$30.1
November 1, 2013 to November 30, 2013	—	—	—	30.1
December 1, 2013 to December 31, 2013	20,232	72.34	1.4	28.7
Total repurchases for the three months ended December 31, 2013	20,232	$72.34	$1.4	$28.7

_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2009 to 2013 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
		Year Ended December 31,
(in millions except per share amounts)	2013(a)(b)	2012(a)(b)	2011(b)	2010(c)	2009(d)
Statement of Operations Data:
Net sales	$9,767.6	$8,892.4	$8,114.9	$7,266.8	$6,531.6
Gross profit (e)	537.1	476.8	434.1	385.3	401.6
Warehousing and distribution expenses (e)	297.1	262.7	234.6	211.8	197.3
Selling, general and administrative expenses	168.3	153.7	150.8	142.5	137.3
Amortization of intangible assets	2.7	3.0	3.0	2.1	2.0
Income from operations	69.0	57.4	45.7	28.9	65.0
Interest expense, net (f)	2.2	1.8	2.0	2.2	1.4
Net income	41.6	33.9	26.2	17.7	47.3
Per share data:
Basic net income per common share	$3.62	$2.96	$2.30	$1.64	$4.53
Diluted net income per common share	$3.58	$2.91	$2.23	$1.55	$4.35
Shares used to compute net income per share:
Basic	11.5	11.5	11.4	10.8	10.5
Diluted	11.6	11.6	11.7	11.4	10.9
Other Financial Data:
Excise taxes (g)	$2,050.8	$1,987.0	$1,951.5	$1,756.5	$1,516.0
Cigarette inventory holding gains/FET (h)	9.0	7.8	8.2	6.1	25.2
OTP tax items (i)	—	—	0.8	0.6	0.6
LIFO expense	8.7	12.3	18.3	16.6	6.7
Depreciation and amortization (j)	27.2	25.3	22.4	19.7	18.7
Stock-based compensation	4.6	5.8	5.5	4.8	5.1
Capital expenditures	18.0	28.6	24.1	13.9	21.1
Adjusted EBITDA (k)	109.5	100.8	91.9	70.0	95.5

		December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$956.8	$919.2	$870.2	$708.8	$677.9
Total debt, including current maturities(l)	58.8	85.6	63.3	1.0	20.0
______________________________________________

(a)	The selected consolidated financial data includes the results of operations of J.T. Davenport & Sons, Inc., which was acquired on December 17, 2012.

(b)	The selected consolidated financial data includes the results of operations of FCGC, which was acquired in May 2011, and the Tampa, Florida division, which commenced operations in September 2011.

(c)
The selected consolidated financial data includes approximately $105.9 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the State Children's Health Insurance Program (“SCHIP”) legislation. The financial data also includes the results of operations of Finkle Distributors, Inc., which was acquired in August 2010.

(d)
The selected consolidated financial data includes approximately $534.0 million of incremental sales related to increased cigarette prices by manufacturers in response to the increase in federal excise taxes mandated by the SCHIP legislation and $36.7 million of related cigarette inventory holding gains, offset by $11.5 million of net floor stock tax.

(e)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(f)	Interest expense, net, is reported net of interest income.

(g)	State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by the Company are included in net sales and cost of goods sold.

(h)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices for which the Company is able to pass such increases on to its customers. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. Although we have realized cigarette inventory holding gains in each of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases. In 2009, we realized significant cigarette inventory holding gains due to the price increases in response to the federal excise taxes (“FET”) levied on manufacturers by the SCHIP legislation.

(i)
We received an Other Tobacco Products (“OTP”) tax settlement of $0.8 million in 2011. We recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010 and received OTP tax refunds of $0.6 million in 2009.

(j)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangibles.

(k)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction losses.

(l)	Includes debt and capital lease obligations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

Overview of 2013 Results
In 2013, we remained focused on growing market share and increasing our food/non-food revenues and gross profit by leveraging our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), and providing customer category management expertise in order to make our independent retailers more relevant and profitable. We experienced sales growth and market share gains in 2013, resulting primarily from our acquisition of J.T. Davenport & Sons, Inc. (“Davenport”), the establishment of a distribution arrangement with a major customer and the execution of our core strategies. Further, we added approximately 1,000 new customer locations which now exceed 30,000 across the 50 states in the U.S. and five Canadian provinces, and we continue to expand into other retail channels.
Net sales in 2013 increased 9.8% or $875.2 million, to $9,767.6 million compared to $8,892.4 million for 2012, driven primarily by the addition of Davenport, market share gains and an increase in food/non-food sales in the remaining business.
Gross profit in 2013 increased $60.3 million, or 12.6%, to $537.1 million from $476.8 million during 2012. Remaining gross profit (1) increased $55.5 million, or 11.5%, to $536.8 million in 2013 from $481.3 million for 2012. The increase in remaining gross profit was due primarily to increased sales attributable to Davenport and sales growth in our food/non-food products driven primarily by increased sales in our food and e-cigarette categories.
Remaining gross profit margin increased nine basis points to 5.50% in 2013 from 5.41% in 2012.  The increase in remaining gross profit margin was driven primarily by a shift in sales mix toward higher margin food/non-food items, which increased overall remaining gross profit margin by 26 basis points, offset by the addition of Davenport and a new major customer, which collectively reduced margins by 12 basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately five basis points in 2013.
Operating expenses as a percentage of net sales were 4.79% in 2013 compared to 4.72% for 2012. We continue to see upward pressure on operating expenses as a percent of sales due to a shift in net sales to food/non-food categories. This is due, in part, to the lower selling price points for these categories as well as an increase in the cubic feet of product we are processing through our warehouses and delivering to our customers, which drives operating costs higher as a percent of sales. To the extent our food/non-food sales continue to increase at a higher rate year-over-year than cigarettes, our operating expenses, especially warehouse and distribution expenses, may increase as a percentage of total net sales.
Income before income taxes increased by $10.6 million, or approximately 19.1%, to $66.0 million for 2013, driven primarily by the addition of Davenport, sales growth in our food/non-food categories and a $3.6 million decrease in LIFO expense compared to 2012. Net income increased by 22.7% to $41.6 million from $33.9 million in 2012. Adjusted EBITDA(2) was $109.5 million in 2013 compared to $100.8 million for 2012.
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

•
On May 7, 2013, we signed a three year distribution agreement with Turkey Hill, a subsidiary of the Kroger Co. (“Kroger”) and the largest of Kroger's convenience divisions, to service all their convenience stores, which are located across Pennsylvania, Ohio and Indiana. With the addition of the Turkey Hill stores, we serviced approximately 700 Kroger convenience locations as of December 31, 2013.

•
On December 17, 2012, we acquired Davenport, a large convenience wholesaler based in North Carolina, which services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased Core-Mark's market presence in the Southeastern United States and further enhanced our ability to cost effectively service national and regional retailers (see Note 3 - Acquisitions).

We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. During 2013, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of December 31, 2013, there were approximately 9,200 participating stores in our “Fresh and Local™” program and sales for our Fresh categories grew by approximately 26% in 2013 compared to 2012.
Other Business Developments
Dividends
In 2013, our Board of Directors declared quarterly cash dividends of $0.19 per common share on May 2, 2013 and August 1, 2013 and declared a quarterly cash dividend of $0.22 per common share on November 1, 2013. In lieu of the first quarter 2013 dividend, our Board of Directors declared an accelerated cash dividend of $0.19 per common share on December 20, 2012, which resulted in a dividend payment of approximately $2.2 million on December 31, 2012. We paid dividends of approximately $7.1 million in 2013 compared to $10.3 million in 2012.
Share Repurchase Program
In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. In 2013, we repurchased 126,872 shares of common stock at an average price of $56.60 compared to repurchases of 118,800 shares of common stock at an average price of $43.34 in 2012. As of December 31, 2013 and 2012, we had $28.7 million and $5.8 million, respectively, available for future share repurchases under the program.

Results of Operations
Comparison of 2013 and 2012 (in millions) (1):

		2013			2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$875.2	$9,767.6	100.0%	—%	$8,892.4	100.0%	—%
Net sales — Cigarettes	502.6	6,642.0	68.0	62.3	6,139.4	69.0	63.1
Net sales — Food/non-food	372.6	3,125.6	32.0	37.7	2,753.0	31.0	36.9
Net sales, less excise taxes (2)	811.4	7,716.8	79.0	100.0	6,905.4	77.7	100.0
Gross profit (3)	60.3	537.1	5.5	7.0	476.8	5.4	6.9
Warehousing and
distribution expenses	34.4	297.1	3.1	3.9	262.7	3.0	3.8
Selling, general and
administrative expenses	14.6	168.3	1.7	2.2	153.7	1.7	2.2
Amortization of
intangible assets	(0.3)	2.7	—	—	3.0	—	—
Income from operations	11.6	69.0	0.7	0.9	57.4	0.6	0.8
Interest expense	0.5	(2.7)	—	—	(2.2)	—	—
Interest income	0.1	0.5	—	—	0.4	—	—
Foreign currency transaction
losses, net	0.6	(0.8)	—	—	(0.2)	—	—
Income before taxes	10.6	66.0	0.7	0.9	55.4	0.6	0.8
Net income	7.7	41.6	0.4	0.5	33.9	0.4	0.5
Adjusted EBITDA (4)	8.7	109.5	1.1	1.4	100.8	1.1	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category).

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

Net Sales. Net sales for 2013 increased by $875.2 million, or 9.8%, to $9,767.6 million from $8,892.4 million in 2012. Excluding excise taxes, net sales increased by 11.8% in 2013 due primarily to the addition of Davenport, net market share gains and incremental net sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes for 2013 increased by $502.6 million, or 8.2%, to $6,642.0 million from $6,139.4 million in 2012. Net sales of cigarettes, excluding excise taxes, increased by 10.4% for the same periods. The increase in net cigarette sales was driven primarily by sales from Davenport, net market share gains and a 2.3% increase in the average price per carton, offset by a 1.8% decrease in carton sales. In the U.S., cigarette carton sales decreased by 1.2% excluding incremental carton sales from Davenport. Carton sales in Canada decreased by 7.5% due primarily to the loss of two non-major customers in the fourth quarter of 2012. Total net cigarette sales as a percentage of total net sales were 68.0% in 2013 compared to 69.0% for 2012.
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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2013 increased $372.6 million, or 13.5%, to $3,125.6 million from $2,753.0 million in 2012. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2013	2012	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,342.3	$1,178.6	$163.7	13.9%
Candy	527.2	489.5	37.7	7.7
Other tobacco products	787.8	687.8	100.0	14.5
Health, beauty & general	327.3	269.2	58.1	21.6
Beverages	139.1	125.6	13.5	10.7
Equipment/other	1.9	2.3	(0.4)	(17.4)
Total Food/Non-food Products	$3,125.6	$2,753.0	$372.6	13.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales in 2013 was driven primarily by sales from Davenport, net market share gains and incremental net sales from existing customers. Continued success in implementing our core strategies, benefiting primarily the food category, was a meaningful driver to the improvement in net sales to existing customers during 2013. In addition, we continued to see higher sales of smokeless tobacco products in our other tobacco products category (“OTP”) and e-cigarettes included in our health, beauty & general product category. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, being generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.0% in 2013 compared to 31.0% in 2012.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2013 increased by $60.3 million, or 12.6%, to $537.1 million from $476.8 million in 2012 due primarily to the addition of Davenport, an increase in sales of higher margin food and e-cigarette products and a $3.6 million decrease in LIFO expense. Gross profit margin was 5.50% of total net sales for 2013 compared to 5.36% for 2012.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2013 and 2012 (in millions)(1):

		2013			2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$875.2	$9,767.6	100.0%	—%	$8,892.4	100.0%	—%
Net sales, less excise taxes (2)	811.4	7,716.8	79.0	100.0	6,905.4	77.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$1.2	$9.0	0.09%	0.12%	$7.8	0.09%	0.11%
LIFO expense	3.6	(8.7)	(0.09)	(0.12)	(12.3)	(0.14)	(0.18)
Remaining gross profit (4)	55.5	536.8	5.50	6.96	481.3	5.41	6.97
Gross profit	$60.3	$537.1	5.50%	6.96%	$476.8	5.36%	6.90%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category).
(3) The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $8.3 million and $0.7 million, respectively, for 2013, compared to $7.0 million and $0.8 million, respectively, for 2012.

(4)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $55.5 million, or 11.5%, to $536.8 million for 2013 from $481.3 million in 2012. In 2013, our remaining gross profit for food/non-food products was approximately 70.8% of our total remaining gross profit compared to 68.6% for 2012.
Remaining gross profit margin was 5.50% of total net sales in 2013 compared to 5.41% in 2012. The increase in remaining gross profit margin was driven primarily by a shift in sales mix toward higher margin food/non-food items, which increased overall remaining gross profit margin by 26 basis points, offset by the addition of Davenport and a new major customer which reduced margins collectively by 12 basis points. In addition, increases in cigarette manufacturer prices lowered remaining gross profit margin by five basis points in 2013 compared with 2012.
Cigarette remaining gross profit per carton decreased by 3.5% in 2013 compared to 2012 due primarily to carton sales of Davenport and to the new major customer.
Food/non-food remaining gross profit increased by $49.7 million, or 15.1%, in 2013 compared to 2012. Food/non-food remaining gross profit margin increased 16 basis points to 12.15% in 2013 compared with 11.99% in 2012. Excluding Davenport and the new major customer, food/non-food remaining gross profit margin increased by 23 basis points driven primarily by sales growth in our food category and e-cigarette products, offset by OTP, which had higher sales in 2013 but lower gross profit margins relative to other food/non-food products.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise over 64% of the overall convenience store market and generally have higher gross profit margins. In addition, although price inflation did not materially impact our results from operations on a comparable basis in 2013, our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In 2013, operating expenses increased by $48.7 million, or 11.6%, to $468.1 million from $419.4 million in 2012. The increase in operating expenses was due primarily to the addition of Davenport and an increase in sales volume of food/non-food products. As a percentage of net sales, total operating expenses was 4.8% in 2013 compared to 4.7% in 2012. A shift in sales to food/non-food products increased operating expenses as a percentage of net sales in 2013 since food/non-food products have lower sales price points than the cigarette category.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $34.4 million, or 13.1%, to $297.1 million in 2013 from $262.7 million in 2012. The increase in warehousing and distribution expenses was due primarily to the addition of Davenport and a 7.6% increase in cubic feet of product handled for the remainder of the business compared to the prior year. As a percentage of total net sales, warehousing and distribution expenses were 3.1% and 3.0% for 2013 and 2012, respectively, yet on a cost per cubic foot basis, decreased 0.7% on a comparable basis.
Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased by $14.6 million, or 9.5% in 2013 to $168.3 million from $153.7 million in 2012. The increase in SG&A expenses was due primarily to expenses attributable to Davenport and an increase of approximately $1.2 million related to integration and business expansion activities in the Eastern U.S. In addition, SG&A expenses in 2012 include a $1.8 million benefit related to the favorable resolution of legacy worker’s compensation and insurance claims. As a percentage of net sales, SG&A expenses were 1.7% for both 2013 and 2012.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $2.7 million and $2.2 million in 2013 and 2012, respectively. The increase in interest expense was due primarily to expenses related to a capital lease arrangement for a warehouse facility entered into in December 2012. Average borrowings in 2013 were $35.3 million with an average interest rate of 1.8%, compared to average borrowings of $26.3 million and an average interest rate of 2.1% in 2012.
Foreign Currency Transaction Losses, Net.  Foreign currency transaction losses were $0.8 million in 2013 compared to $0.2 million in 2012. The change was due primarily to the fluctuation in the Canadian/U.S. dollar exchange rate.

Income Taxes. Our effective tax rate was 37.0% for 2013 compared to 38.8% for 2012.  The decrease in our effective tax rate for 2013 was due primarily to a higher proportion of earnings from states with lower tax rates and a net benefit of $0.9 million, compared to a net benefit of $0.5 million in 2012, related primarily to adjustments of prior year’s estimates and the expiration of the statute of limitations for uncertain tax positions.

Results of Operations
Comparison 2012 and 2011 (in millions) (1):

		2012			2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$777.5	$8,892.4	100.0%	—%	$8,114.9	100.0%	—%
Net sales — Cigarettes	428.8	6,139.4	69.0	63.1	5,710.6	70.4	64.1
Net sales — Food/non-food	348.7	2,753.0	31.0	36.9	2,404.3	29.6	35.9
Net sales, less excise taxes (2)	742.0	6,905.4	77.7	100.0	6,163.4	76.0	100.0
Gross profit (3)	42.7	476.8	5.4	6.9	434.1	5.3	7.0
Warehousing and
distribution expenses	28.1	262.7	3.0	3.8	234.6	2.9	3.8
Selling, general and
administrative expenses	2.9	153.7	1.7	2.2	150.8	1.9	2.4
Amortization of
intangible assets	—	3.0	—	—	3.0	—	—
Income from operations	11.7	57.4	0.6	0.8	45.7	0.6	0.7
Interest expense	(0.2)	(2.2)	—	—	(2.4)	—	—
Interest income	—	0.4	—	—	0.4	—	—
Foreign currency transaction
losses	(0.3)	(0.2)	—	—	(0.5)	—	—
Income before taxes	12.2	55.4	0.6	0.8	43.2	0.5	0.7
Net income	7.7	33.9	0.4	0.5	26.2	0.3	0.4
Adjusted EBITDA (4)	8.9	100.8	1.1	1.5	91.9	1.1	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category).

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

Net Sales. Net sales for 2012 increased by $777.5 million, or 9.6%, to $8,892.4 million from $8,114.9 million in 2011. The increase was due primarily to market share gains in the Southeastern U.S., sales attributable to FCGC, cigarette price inflation and an additional 6.4% increase in food/non-food sales driven primarily by higher sales to new and existing customers.
Net Sales of Cigarettes. Net sales of cigarettes for 2012 increased by $428.8 million, or 7.5%, to $6,139.4 million from $5,710.6 million in 2011. This increase in net cigarette sales in 2012 was driven primarily by sales attributable to our market share gains in the Southeastern U.S. and FCGC in 2012. In addition, there was a 2.4% increase in the average sales price per carton due primarily to cigarette manufacturer price increases. Total carton sales during 2012 increased 5.9%, consisting of an increase of 7.5% in the U.S., offset by a decrease of 7.5% in Canada. Excluding incremental carton sales attributable to the market share gains in the Southeastern U.S. and FCGC, carton sales declined by 1.4% in the U.S., which was less than the overall industry decline of approximately 3.0%. The decline in Canada related primarily to the loss of one customer, representing less than 0.3% of total cartons sold by the Company, and a focused reduction in service to certain customers which resulted in improved profitability for the Canadian region in 2012. While we have experienced only slight declines in carton sales on a comparative basis, we believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this to continue as the convenience industry adjusts to consumer demands. Total net cigarette sales as a percentage of total net sales were 69.0% in 2012 compared to 70.4% in 2011.

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
Sales associated with market share gains in the Southeastern U.S. and FCGC represented approximately 59% of the increase in food/non-food sales for 2012. The remaining 41% increase in food/non-food sales was due primarily to higher sales in our food category driven by our sales and marketing initiatives with existing and new customers and higher sales of smokeless tobacco products included in our OTP and health, beauty & general product categories, which we believe was driven primarily by increased restrictions on where people are allowed to smoke in public. Total net sales of food/non-food products as a percentage of total net sales increased to 31.0% for 2012 compared to 29.6% in 2011.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for 2012 increased by $42.7 million, or 9.8%, to $476.8 million from $434.1 million in 2011 due primarily to our market share gains in the Southeastern U.S., FCGC and an increase in sales in our food/non-food category. Gross profit margin was 5.36% of total net sales for 2012 compared to 5.35% for 2011. Inflation from cigarette price increases in 2012 compressed our gross profit margin by approximately four basis points.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2012 and 2011 (in millions)(1):

		2012			2011
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise
Net sales	$777.5	$8,892.4	100.0%	—%	$8,114.9	100.0%	—%
Net sales, less excise taxes(2)	742.0	6,905.4	77.7	100.0	6,163.4	76.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.4)	$7.8	0.09%	0.11%	$8.2	0.10%	0.13%
Net candy holding gain(4)	(5.9)	—	—	—	5.9	0.07	0.10
OTP tax items(5)	(0.8)	—	—	—	0.8	0.01	0.01
LIFO expense	6.0	(12.3)	(0.14)	(0.18)	(18.3)	(0.22)	(0.30)
Remaining gross profit(6)	43.8	481.3	5.41	6.97	437.5	5.39	7.10
Gross profit	$42.7	$476.8	5.36%	6.90%	$434.1	5.35%	7.04%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see Comparison of Sales and Gross Profit by Product Category).

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

Remaining gross profit increased $43.8 million, or 10.0%, to $481.3 million for 2012 from $437.5 million in 2011. The increase in remaining gross profit was driven by a $32.2 million, or 10.8%, increase in food/non-food remaining gross profit and a 2.3% per carton increase in cigarette remaining gross profit. Remaining gross profit margin for 2012 increased slightly to 5.41% from 5.39% for 2011. The increase in remaining gross profit margin was driven by our marketing strategies focused primarily on our food/non-food commodities offset by lower profit margins under the new Southeastern customer agreement with Couche-Tard, lower income from manufacturer price increases, as well as margin compression resulting from price increases by cigarette manufacturers in 2012.
Cigarette remaining gross profit increased 8.3% in 2012 compared to 2011 due primarily to a 5.9% increase in cartons sold, driven by market share gains in the Southeastern United States and sales by FCGC. On a per carton basis, cigarette remaining gross profit increased 2.3% in 2012 compared to 2011.
Food/non-food remaining gross profit increased $32.2 million, or 10.8%, for 2012 compared to 2011, despite a decrease of $3.6 million in inventory holding gains. The increase in food/non-food remaining gross profit was driven primarily by market share gains in the Southeastern U.S., FCGC and growth in sales to existing customers. Remaining gross profit margin for our food/non-food category for 2012 was 11.99% compared to 12.39% for 2011. The new Southeastern customer agreement with Couche-Tard and business acquired with other larger chain customers in 2012 compressed remaining gross profit for food/non-food by approximately 39 basis points. In addition, lower income from manufacturer price increases for food/non-food in 2012 reduced remaining gross profit margin by 17 basis points compared to 2011. Our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period and the timing of certain vendor incentives. In addition, to the extent that we continue to capture additional large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally have lower gross profit margins and independently owned convenience stores, which generally have higher gross profit margins and comprise over 65% of the overall convenience store market in the U.S.
In 2012, our remaining gross profit for food/non-food products was approximately 68.6% of our total remaining gross profit compared to 68.1% in 2011.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In 2012, operating expenses increased $31.0 million, or 8.0%, to $419.4 million from $388.4 million in 2011. The increase in operating expenses was due primarily to the new Florida distribution center, additional costs to support the increased sales volume and the acquisition of FCGC in May 2011. Additional items impacting operating expenses for the year ended December 31, 2012 are discussed below. As a percentage of net sales, total operating expenses declined to 4.7% for 2012 compared to 4.8% for 2011.
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
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses in 2012 increased $2.9 million, or 1.9%, to $153.7 million from $150.8 million in 2011. The increase in SG&A expenses was due primarily to the addition of the Florida distribution center, the acquisition of FCGC and $1.3 million of Davenport acquisition costs, partially offset by a $1.8 million reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims. SG&A expenses for 2011 included $2.7 million of acquisition and start-up costs related to FCGC and $1.8 million of costs related to the start-up of the Florida distribution center and other infrastructure costs to support the new Southeastern customer agreement with Couche-Tard. As a percentage of net sales, SG&A expenses declined to 1.7% for 2012 compared to 1.9% for 2011.
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
Foreign Currency Transaction Losses, Net.  We realized foreign currency transaction losses of $0.2 million for 2012 compared to $0.5 million in 2011. The change was due primarily to the level of investment in our Canadian operations and fluctuation in Canadian/U.S. exchange rate.
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

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2013, 2012 and 2011 (in millions)(1):

	2013	2012	2011
Cigarettes
Net sales	$6,642.0	$6,139.4	$5,710.6
Excise taxes in sales (2)	1,832.8	1,782.4	1,762.1
Net sales, less excise taxes (3)	4,809.2	4,357.0	3,948.5
LIFO expense	7.5	8.0	10.4
Gross profit (4)	158.5	151.0	137.4
Gross profit %	2.39%	2.46%	2.41%
Gross profit % less excise taxes	3.30%	3.47%	3.48%
Remaining gross profit (6)	$157.0	$151.2	$139.6
Remaining gross profit %	2.36%	2.46%	2.44%
Remaining gross profit % less excise taxes	3.26%	3.47%	3.54%

Food/Non-food Products
Net sales	$3,125.6	$2,753.0	$2,404.3
Excise taxes in sales (2)	218.0	204.6	189.4
Net sales, less excise taxes (3)	2,907.6	2,548.4	2,214.9
LIFO expense	1.2	4.3	7.9
Gross profit (5)	378.6	325.8	296.7
Gross profit %	12.11%	11.83%	12.34%
Gross profit % less excise taxes	13.02%	12.78%	13.40%
Remaining gross profit (6)	$379.8	$330.1	$297.9
Remaining gross profit %	12.15%	11.99%	12.39%
Remaining gross profit % less excise taxes	13.06%	12.95%	13.45%

Totals
Net sales	$9,767.6	$8,892.4	$8,114.9
Excise taxes in sales (2)	2,050.8	1,987.0	1,951.5
Net sales, less excise taxes (3)	7,716.8	6,905.4	6,163.4
LIFO expense	8.7	12.3	18.3
Gross profit (4) (5)	537.1	476.8	434.1
Gross profit %	5.50%	5.36%	5.35%
Gross profit % less excise taxes	6.96%	6.90%	7.04%
Remaining gross profit (6)	$536.8	$481.3	$437.5
Remaining gross profit %	5.50%	5.41%	5.39%
Remaining gross profit % less excise taxes	6.96%	6.97%	7.10%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2013, 2012 and 2011 were $9.0 million, $7.8 million and $8.2 million, respectively.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax items and (v) a net candy holding gain. Included in food/non-food gross profit for 2011 was a $5.9 million net candy holding gain and an OTP tax settlement of $0.8 million.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2013 were $11.0 million compared to $19.1 million at December 31, 2012. Our restricted cash at December 31, 2013 was $12.1 million compared to $10.9 million at December 31, 2012. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2013, our cash flows from operating activities provided $59.1 million and at December 31, 2013, we had $122.7 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Year ended December 31, 2013
Net cash provided by operating activities decreased by $12.1 million to $59.1 million for the year ended December 31, 2013 compared to $71.2 million for the same period in 2012. This decrease was due primarily to a $20.0 million decrease in net cash provided by working capital, offset by an increase of $7.9 million in net income adjusted for non-cash items. The decrease in working capital was due primarily to an increase in inventory attributable to speculative inventory purchases, the addition of new customers and related higher levels of food/non-food inventory to support sales growth. In addition, working capital increased due to higher accounts receivables resulting from increased sales volume, and the timing of prepayments of cigarette purchases from certain manufacturers. These factors were partially offset by an increase in accounts payable, which was driven primarily by an increase in non-cigarette sales volume, and cigarette and tobacco taxes payable due primarily to timing of year-end stamp purchases.
Year ended December 31, 2012
Net cash provided by operating activities increased by $59.9 million to $71.2 million for the year ended December 31, 2012 compared to $11.3 million for the same period in 2011. This increase was due to a $52.8 million increase in net cash provided by working capital and a $7.1 million increase in net income adjusted for non-cash items. The increase in net cash provided by working capital was due primarily to a decrease in inventory and accounts receivable levels during 2012, excluding the impact of the Davenport acquisition. Accounts and other receivables, net, were lower at the end of 2012, due to the timing of collections. The decrease in inventory was due primarily to lower levels of year-end purchases related to seasonal promotional opportunities, new business and holiday timing. In addition, during 2012 we generated less working capital from accounts payable and cigarette and tobacco taxes payable, which declined consistent with the lower levels of inventory.
Cash flows from investing activities
Year ended December 31, 2013
Net cash used in investing activities decreased by $36.6 million to $24.0 million for the year ended December 31, 2013 compared to $60.6 million for the same period in 2012. This decrease was due primarily to a $30.4 million reduction in cash used for acquisitions. In 2012, we paid $34.3 million in connection with the acquisition of Davenport, and, in 2013, we paid an additional $3.6 million to the previous owners of Davenport related primarily to certain post-closing purchase price adjustments. The decrease in net cash used in investing activities was also due to lower capital expenditures, which decreased by approximately $10.4 million to $18.0 million in 2013 compared to $28.4 million in 2012. The decrease in capital expenditures is attributable primarily to the postponement of certain projects to 2014.

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
Cash flows from financing activities
Year ended December 31, 2013
Net cash used in financing activities increased by $37.4 million to $43.5 million for the year ended December 31, 2013 compared to $6.1 million for the same period in 2012. This increase was due primarily to net repayments of $27.0 million in 2013 compared to net borrowings of $11.3 million in 2012.
Year ended December 31, 2012
Net cash used in financing activities was $6.1 million for 2012 compared to net cash provided of $62.9 million for the same period in 2011, a change of $69.0 million. This change was due primarily to a decrease in net borrowings under our Credit Facility of $50.7 million, a decrease of $21.9 million in book overdrafts, caused by the level of cash on hand in relation to the timing of vendor payments and an $8.4 million increase in cash used to pay dividends to stockholders, all of which were offset by a $13.8 million decrease in cash used to repurchase common stock in 2012.
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
The following table provides the components of Adjusted EBITDA for years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Net income	$41.6	$33.9	$26.2
Interest expense, net (1)	2.2	1.8	2.0
Provision for income taxes	24.4	21.5	17.0
Depreciation and amortization	27.2	25.3	22.4
LIFO expense	8.7	12.3	18.3
Stock-based compensation expense	4.6	5.8	5.5
Foreign currency transaction losses (gains), net	0.8	0.2	0.5
Adjusted EBITDA	$109.5	$100.8	$91.9
______________________________________________

(1)	Interest expense, net, is reported net of interest income.
Adjusted EBITDA for 2013 increased 8.6% to $109.5 million compared to $100.8 million for 2012. Included in Adjusted EBITDA for 2013 is approximately $2.8 million of expenses related to integration and business expansion activities in the Eastern U.S. Adjusted EBITDA for 2012 includes $1.3 million of acquisition costs offset by a $1.8 million benefit associated with the favorable recovery of legacy workers’ compensation and insurance claims. Excluding the aforementioned items, Adjusted EBITDA increased 12.0% year-over-year, driven primarily by the addition of Davenport and growth in our food/non-food business.

Our Credit Facility
Our Credit Facility has a capacity of $200 million which is expandable up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 30, 2013, we entered into a fifth amendment to the Credit Facility (the "Fifth Amendment"), which, among other things, extended the term of the Credit Facility from May 2016 to May 2018 and reduced the margin on LIBOR or CDOR borrowing rates. In addition, the Fifth Amendment provides for future stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2013, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2013	2012
Amounts borrowed	$46.3	$73.3
Outstanding letters of credit	21.8	19.8
Amounts available to borrow (1)	122.7	97.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2013 and 2012 were $35.3 million and $26.3 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $112.0 million and zero to $91.5 million, respectively.
The weighted-average interest rate on our Credit Facility for the years ended December 31, 2013 and 2012 was 1.8% and 2.1%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. We paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.8 million, $0.9 million, and $1.3 million for 2013, 2012 and 2011, respectively. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Unamortized debt issuance costs were $1.4 million and $1.5 million as of December 31, 2013 and 2012, respectively.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2013 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$46.3	$—	$—	$46.3	$—
Purchase obligations (2)	24.4	6.8	3.8	3.8	10.0
Letters of credit	21.8	21.8	—	—	—
Operating leases	213.7	33.8	60.0	47.9	72.0
Capitalized leases (3)	12.5	1.2	2.2	1.6	7.5
Total contractual obligations (4)(5)(6)	$318.7	$63.6	$66.0	$99.6	$89.5
______________________________________________

(1)	Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility.

(2)
Our purchase obligations at December 31, 2013 were related primarily to delivery equipment and purchases of compressed natural gas for our trucking fleet. Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

(3)
Represents present value of future minimum lease payments for warehouse facility, refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt. Interest costs associated with the capitalized leases are not included in the table above.

(4)
We have not included in the table above claims liabilities of $28.2 million, net of current portion, which includes health and welfare, workers' compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, we have a $2.1 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $0.6 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 10 - Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2013, our standby letters of credit issued under our Credit Facility were $21.8 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2032, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $2.0 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with us to supply their stores.
Critical Accounting Policies and Estimates
This Management's Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to     estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.
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
The allowance for doubtful accounts at December 31, 2013, 2012 and 2011 amounted to 3.8%, 4.5% and 4.2%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $1.1 million in 2013 and $2.0 million for both 2012 and 2011. As a percentage of net sales, our bad debt expense was less than 0.1% for 2013, 2012 and 2011.
Vendor Rebates and Promotional Allowances
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
 Our reserves for workers' compensation, general and auto insurance liabilities are estimated based on applying an actuarially derived loss development factor to our incurred losses, including losses for claims incurred but not yet reported. Actuarial projections of losses concerning workers' compensation, general and auto insurance liabilities are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, health care costs, litigation trends, legal interpretations, legislative reforms, benefit level changes and claim settlement patterns. Our reserve for health and welfare claims includes an estimate of claims incurred but not yet reported, which is derived primarily from historical experience.
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2013 and 2012 (in millions):

	2013			2012
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers' compensation	$8.1	$26.1	$34.2	$4.8	$26.2	$31.0
Auto & general insurance	2.3	2.1	4.4	1.1	1.6	2.7
Health & welfare	2.5	—	2.5	2.6	0.3	2.9
Total gross claims liabilities	$12.9	$28.2	$41.1	$8.5	$28.1	$36.6

Insurance recoverables	$(5.3)	$(17.2)	$(22.5)	$(2.1)	$(17.6)	$(19.7)

Reserves (net):
Workers' compensation	$3.6	$9.9	$13.5	$2.9	$9.1	$12.0
Auto & general insurance	1.5	1.1	2.6	0.9	1.1	2.0
Health & welfare	2.5	—	2.5	2.6	0.3	2.9
Reserves (net)	$7.6	$11.0	$18.6	$6.4	$10.5	$16.9
______________________________________________

The increase in these reserves for 2013 was due primarily to a higher number of claims and reported losses for our general and auto insurance liability, combined with the addition of our new division in North Carolina. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers' compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2013 by $0.7 million, $0.1 million and $0.2 million, respectively.
Pension Liabilities
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, the “Pension Plans”) for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $2.1 million and $10.0 million at December 31, 2013 and 2012, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989. Pursuant to the plan of reorganization (May 2004) described in Exhibit 2.1 and incorporated by reference (see Part IV, Item 15, Exhibit Index of this Form 10-K), we were assigned the obligations for three former Fleming defined-benefit pension plans, and these plans were merged into our defined benefit pension plan effective December 2007.
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
  We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine the pension obligation and pension expense were 4.60% and 3.80%, respectively, for 2013 and 3.80% and 4.72%, respectively, for 2012. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 7.0% and 7.3% for 2013 and 2012, respectively.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2013 is as follows (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	N/A	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$0.8 / (0.8)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)
Long-Lived and Other Intangible Assets Impairment
We review our intangible and other long-lived assets for potential impairment at least quarterly. Long-lived and other intangible assets are required to be tested for impairment when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and other intangible assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management's expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. We did not record impairment losses related to long-lived and other intangible assets or assets identified for abandonment as a result of facility closures or facility relocation in any of the years ended December 31, 2013, 2012 and 2011.
Goodwill Impairment
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Each quarter, or whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The tests to evaluate goodwill for impairment are performed at the operating division level. In the first step of the quantitative impairment test, we compare the fair value of the operating division to its carrying value. If the fair value of the operating division is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each operating division is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.
In connection with our annual goodwill impairment testing performed during 2013, the first step of the test indicated that the fair values of the applicable reporting units exceeded their carrying value within a range of between 7% and 10%, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.

We have historically performed our annual impairment testing of goodwill on November 30 of each year.  In 2013, we changed the annual impairment testing date from November 30 to October 1.  We believe this change, which represents a change in the method of applying an accounting principle, is preferable in the circumstances as it provides additional time for us to quantify the fair value of our operating divisions and meet reporting requirements. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. We determined that it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2013 without the use of hindsight. As such, we have prospectively applied the change in the annual impairment testing date from October 1, 2013. We did not record any impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements
On July 18, 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting standard update will be effective for our beginning in the first quarter of 2014 and applied prospectively with early adoption permitted. We do not believe that the adoption of this accounting standard will have a material impact on our consolidated financial statements.
Forward-Looking Trends and Other Information
Cigarette Industry Trends
Cigarette Consumption

Cigarette carton sales for the industry have been in decline in the U.S. and Canada for more than a decade and in recent years we have seen a shift to other tobacco products including smokeless products and e-Cigarettes.  We believe overall cigarette consumption will continue to decline in the foreseeable future due to factors such as increases in the prices of cigarettes, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, all of which may lead to reduced consumption or consumers purchasing cigarettes from illicit markets.

Consistent with the industry, our cigarette carton sales have declined on average over the last five years on a comparable basis.  However, these declines in cigarette carton sales have been mitigated by increases in cigarette prices by the manufacturers. In addition, our same store carton decline is often masked by market share gains or channel shifting where cartons traditionally sold in one retail segment shifts to the convenience retail segment (e.g. drug or grocery channels shifting to convenience channels). These market share gains, and equally important, price increases have driven our ability to make more profit dollars from cigarette sales during this long secular decline in demand.  Despite our belief that this secular decline will continue at about the same pace, we also believe that we will continue to grow our gross profit dollars from cigarette sales based on our expectation that cigarette manufacturers will continue to raise prices as carton sales decline and that we will continue to take market share.
Cigarette and Excise Tax Inventory Holding Gains
Distributors such as Core-Mark may, from time to time, earn higher gross profits on cigarette inventory and excise tax stamp quantities on hand at the time cigarette manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding gains. These gains are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette inventory holding gains were $9.0 million, or 1.7%, of our gross profit for 2013, $7.8 million, or 1.6%, of our gross profit for 2012 and $8.2 million, or 1.9% of our gross profit for 2011. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
Generally we benefit from price inflation in products.  Price is controlled by the manufacturer and thus future levels of price inflation cannot be estimated by us.  Historically we have seen inflation in non-cigarette categories during times of steep commodity price increases and steep fuel price inflation.
General Economic Trends
Economic Conditions
Protracted challenging economic conditions, including high unemployment and underemployment rates, depressed real estate values, losses to consumer retirement and investment accounts, increases in food and other commodity prices and the general geopolitical environment at any given time may result in weakened consumer confidence and curtailed consumer spending in certain sectors. If these economic conditions are severe and/or persist for a prolonged period, we expect that our customers would experience reduced sales, which, in turn, would adversely affect demand for our products and could lead to reduced sales and increased pressures on our margins. In addition, severe adverse economic conditions may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure. These economic and market conditions may have a material adverse effect on our business and operating results.
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

ITEM 7. A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 18 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2013), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders' equity due to the translation of the Canadian branches' financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2013 would have negatively impacted our net sales for 2013 by 1.1% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2013, we realized foreign currency transaction losses of $0.8 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2013 would have had an immaterial impact on foreign currency transaction losses for 2013.We did not engage in hedging transactions during 2013, 2012, or 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 3, 2014

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11.0	$19.1
Restricted cash	12.1	10.9
Accounts receivable, net of allowance for doubtful accounts of $9.4 and $10.9
at December 31, 2013 and December 31, 2012, respectively (Note 4)	235.4	228.1
Other receivables, net (Note 4)	59.0	53.8
Inventories, net (Note 5)	389.2	366.4
Deposits and prepayments (Note 4)	53.0	40.3
Deferred income taxes (Note 10)	5.4	8.2
Total current assets	765.1	726.8
Property and equipment, net (Note 6)	114.9	114.7
Goodwill (Note 7)	22.9	22.8
Other intangible assets, net (Note 7)	20.8	21.4
Other non-current assets, net (Note 4)	33.1	33.5
Total assets	$956.8	$919.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109.3	$94.4
Book overdrafts (Note 2)	22.9	24.7
Cigarette and tobacco taxes payable	182.5	165.6
Accrued liabilities (Note 4)	88.1	79.5
Deferred income taxes (Note 10)	3.1	3.4
Total current liabilities	405.9	367.6
Long-term debt (Note 8)	57.6	84.7
Deferred income taxes (Note 10)	13.4	11.7
Other long-term liabilities	12.5	12.1
Claims liabilities, net (Note 2)	28.2	28.1
Pension liabilities (Note 11)	5.2	14.8
Total liabilities	522.8	519.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 12,807,015 and
12,602,806 shares issued; 11,518,311 and 11,446,229 shares outstanding at
December 31, 2013 and December 31, 2012, respectively)	0.1	0.1
Additional paid-in capital	254.7	249.2
Treasury stock at cost (1,288,704 and 1,156,577 shares of common stock at
December 31, 2013 and December 31, 2012, respectively)	(44.6)	(37.4)
Retained earnings	229.5	194.9
Accumulated other comprehensive loss	(5.7)	(6.6)
Total stockholders’ equity	434.0	400.2
Total liabilities and stockholders’ equity	$956.8	$919.2
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$9,767.6	$8,892.4	$8,114.9
Cost of goods sold	9,230.5	8,415.6	7,680.8
Gross profit	537.1	476.8	434.1
Warehousing and distribution expenses	297.1	262.7	234.6
Selling, general and administrative expenses	168.3	153.7	150.8
Amortization of intangible assets	2.7	3.0	3.0
Total operating expenses	468.1	419.4	388.4
Income from operations	69.0	57.4	45.7
Interest expense	(2.7)	(2.2)	(2.4)
Interest income	0.5	0.4	0.4
Foreign currency transaction losses, net	(0.8)	(0.2)	(0.5)
Income before income taxes	66.0	55.4	43.2
Provision for income taxes (Note 10)	(24.4)	(21.5)	(17.0)
Net income	$41.6	$33.9	$26.2

Basic net income per common share (Note 12)	$3.62	$2.96	$2.30
Diluted net income per common share (Note 12)	$3.58	$2.91	$2.23

Basic weighted-average shares (Note 12)	11.5	11.5	11.4
Diluted weighted-average shares (Note 12)	11.6	11.6	11.7

Dividends declared and paid per common share	$0.61	$0.89	$0.17
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$41.6	$33.9	$26.2
Other comprehensive income (loss), net of tax:
Defined benefit plans adjustments (Note 15)	2.4	(2.9)	(2.7)
Foreign currency translation adjustment (loss) gain	(1.5)	0.4	(0.3)
Other comprehensive (loss) income, net of tax	0.9	(2.5)	(3.0)
Comprehensive income	$42.5	$31.4	$23.2
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions (1))

	Common Stock		Additional				Accumulated Other	Total
	Issued		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	11.6	$0.1	$229.6	(0.5)	$(13.2)	$147.3	$(1.1)	$362.7
Net income	—	—	—	—	—	26.2	—	26.2
Other comprehensive income, net of tax	—	—	—	—	—	—	(3.0)	(3.0)
Dividends declared	—	—	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense	—	—	5.1	—	—	—	—	5.1
Cash proceeds from exercise of
common stock options and warrants	0.7	—	5.4	—	—	—	—	5.4
Excess tax deductions associated with
stock-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.5)	(19.0)	—	—	(19.0)
Balance, December 31, 2011	12.4	0.1	240.1	(1.0)	(32.2)	171.6	(4.1)	375.5
Net income	—	—	—	—	—	33.9	—	33.9
Other comprehensive income, net of tax	—	—	—	—	—	—	(2.5)	(2.5)
Dividends declared	—	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2
Cash proceeds from exercise of
common stock options	0.1	—	3.8	—	—	—	—	3.8
Excess tax deductions associated with
stock-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(2.0)	—	—	—	—	(2.0)
Repurchase of common stock		—	—	(0.1)	(5.2)	—	—	(5.2)
Balance, December 31, 2012	12.6	0.1	249.2	(1.1)	(37.4)	194.9	(6.6)	400.2
Net income	—	—	—	—	—	41.6	—	41.6
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	4.6	—	—	—	—	4.6
Cash proceeds from exercise of
common stock options	0.1	—	2.4	—	—	—	—	2.4
Excess tax deductions associated with
stock-based compensation	—	—	2.1	—	—	—	—	2.1
Issuance of stock based instruments, net
of shares withheld for employee taxes	0.1	—	(3.6)	—	—	—	—	(3.6)
Repurchase of common stock		—	—	(0.2)	(7.2)	—	—	(7.2)
Balance, December 31, 2013	12.8	$0.1	$254.7	(1.3)	$(44.6)	$229.5	$(5.7)	$434.0
______________________________________________

(1)	Amounts have been rounded for presentation purposes and might differ from unrounded results.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$41.6	$33.9	$26.2
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	8.7	12.1	18.2
Amortization of debt issuance costs	0.4	0.4	0.5
Stock-based compensation expense	4.6	5.8	5.5
Bad debt expense, net	1.1	2.0	2.0
Depreciation and amortization	27.2	25.3	22.4
Foreign currency transaction losses, net	0.8	0.2	0.5
Deferred income taxes	5.0	0.9	(2.0)
Curtailment gain	(0.9)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9.6)	7.1	(20.0)
Other receivables, net	(5.6)	(10.6)	1.9
Inventories, net	(35.4)	5.3	(78.0)
Deposits, prepayments and other non-current assets	(18.6)	3.9	(12.4)
Accounts payable	16.0	0.6	30.0
Cigarette and tobacco taxes payable	19.9	(10.3)	7.5
Pension, claims, accrued and other long-term liabilities	3.9	(5.4)	9.0
Net cash provided by operating activities	59.1	71.2	11.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3.6)	(34.0)	(50.8)
Change in restricted cash	(2.0)	2.0	(0.1)
Additions to property and equipment, net	(18.0)	(28.4)	(24.0)
Capitalization of software	(0.4)	(0.2)	(0.2)
Net cash used in investing activities	(24.0)	(60.6)	(75.1)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	(27.0)	11.3	62.0
Dividends paid	(7.1)	(10.3)	(1.9)
Payments of capital leases	(1.0)	—	—
Payments of financing costs	(0.3)	—	(0.7)
Repurchases of common stock	(7.2)	(5.2)	(19.0)
Proceeds from exercise of common stock options and warrants	2.4	3.8	5.4
Tax withholdings related to net share settlements of restricted stock units	(3.6)	(2.0)	(1.7)
Excess tax deductions associated with stock-based compensation	2.1	1.1	1.7
(Decrease) increase in book overdrafts	(1.8)	(4.8)	17.1
Net cash provided by (used in) financing activities	(43.5)	(6.1)	62.9
Effects of changes in foreign exchange rates	0.3	(0.6)	—
Increase (decrease) in cash and cash equivalents	(8.1)	3.9	(0.9)
Cash and cash equivalents, beginning of period	19.1	15.2	16.1
Cash and cash equivalents, end of period	$11.0	$19.1	$15.2
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net of refunds	$19.5	$11.7	$11.8
Interest paid	1.5	1.6	2.0
Unpaid property and equipment purchases included in accrued liabilities	$1.9	$—	$—
Non-cash capital lease obligations incurred	$1.2	$11.4	$0.4
Non-cash indemnification holdback	$—	$4.0	$—
Contingent consideration related to acquisition of business	$—	$0.6	$—
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation.
Use of Estimates
These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the U.S. This requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for doubtful accounts, LIFO valuation, valuation of goodwill and other long-lived assets, realizability of deferred income taxes, uncertain tax positions, pension assets and obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue at the point at which the product is delivered and title passes to the customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company's returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2013, 2012 and 2011. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, the Company allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition related expenses and transaction costs associated with business combinations are expensed as incurred.
Vendor Rebates and Promotional Allowances
Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold or as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $149.8 million, $128.0 million and $108.3 million in 2013, 2012 and 2011, respectively.
Customers' Sales Incentives
The Company also provides sales allowances or discounts to its customers on a regular basis. These customers' sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Additionally, the Company may provide racking allowances for the customer's commitment to continue using Core-Mark as the supplier of their products. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. As such, these excise taxes are a significant component of the Company's net sales and cost of sales. In 2013, 2012 and 2011, approximately 21%, 22% and 24% of the Company's net sales, and approximately 22%, 24% and 25% of its cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on product manufacturers who, in turn, pass the tax on to the Company as part of the product cost. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Foreign Currency Translation
The operating assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Adjustments resulting from such translation are presented as foreign currency translation adjustments, net of applicable income taxes, and are included in other comprehensive income. The statements of operations, including income and expenses, of the Company’s Canadian operations are translated to U.S. dollars at average exchange rates for the period for financial reporting purposes. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations.
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities. .The Company had cash book overdrafts of $22.9 million and $24.7 million at December 31, 2013 and 2012, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company's line of credit.
 Fair Value Measurements
The carrying amount of cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable rate debt approximates fair value.
The Company calculates the fair value of its pension plan assets based on assumptions that market participants would use in pricing the assets. The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and give precedence to observable inputs in determining fair value. An instrument's level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
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

Risks and Concentrations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in short-term instruments with high quality financial institutions and limits the amount of credit exposure in any one financial instrument. The Company pursues amounts and incentives due from vendors in the normal course of business and are often allowed to deduct these amounts and incentives from payments made to vendors.
A credit review is completed for new customers and ongoing credit evaluations of each customer's financial condition are performed periodically, with reserves maintained for potential credit losses. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Accounts receivable are typically not collateralized, but the Company may require prepayments or other guarantees whenever deemed necessary.
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for 14.7% and 13.7% of total net sales in 2013 and 2012, respectively. No single customer accounted for 10% or more of total net sales in 2011. In addition, no single customer accounted for 10% or more of accounts receivables at December 31, 2013 and 2012.

The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. accounted for approximately 28% , 27% and 27% and of total product purchases in 2013, 2012 and 2011 respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 14% of total product purchases in each of 2013, 2012 and 2011.
Cigarette sales represented approximately 68.0%, 69.0% and 70.4% of net sales in 2013, 2012 and 2011, respectively, and contributed approximately 30.0%, 31.7% and 31.7% of gross profit in 2013, 2012 and 2011, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of its gross profit is generated from food/non-food products.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of accounts receivable and determines the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged off against the allowance when collection efforts have been exhausted and the receivable is deemed worthless (see Note 4 - Other Consolidated Balance Sheet Accounts Detail).
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. The Company evaluates the collectability of amounts due from vendors and determines the appropriate allowance for doubtful accounts based on historical experience and on a review of specific amounts outstanding.
 Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other products and related consumable products held for re-sale, and are valued at the lower of cost or market. In the U.S., cost is determined primarily on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information, if necessary. When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the producer price index for the respective period in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 86% and 87% of the Company's inventory was valued on a LIFO basis at December 31, 2013 and 2012, respectively.
During periods of rising prices, the LIFO method of costing inventories generally results in higher current cost of sales being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. Liquidations of inventory may also result in the sale of low-cost inventory and a decrease of cost of goods sold. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience.
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
The Company uses the following depreciable lives for its property and equipment:

Useful Life in Years
Office furniture and equipment	3 to 10
Delivery equipment	4 to 10
Warehouse equipment	5 to 15
Leasehold improvements	3 to 25
Buildings	15 to 25
Impairment of Long-lived and Other Intangible Assets
The Company reviews its intangible and other long-lived assets for potential impairment at least quarterly. Long-lived and other intangible assets may also be tested for impairment when events and circumstances exist that indicate the carrying amounts of those assets may not be recoverable. Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment, leasehold improvements and other intangible assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell such assets. During 2013, 2012 and 2011, the Company did not record impairment charges related to long-lived and other intangible assets or assets identified for abandonment as a result of facility closures or facility relocation.
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. The Company tests goodwill for impairment annually or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Each quarter, or whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the operating division level. In the first step of the quantitative impairment test, the Company compares the fair value of the operating division to its carrying value. If the fair value of the operating division is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with the division. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each operating division is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy (see Note 7 - Goodwill and Other Intangible Assets).
The Company has historically performed its annual impairment testing of goodwill on November 30 of each year.  In 2013, the Company changed the annual impairment testing date from November 30 to October 1.  The Company believes this change, which represents a change in the method of applying an accounting principle, is preferable in the circumstances as it provides additional time for the Company to quantify the fair value of its operating divisions and meet reporting requirements. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. The Company determined that it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2013 without the use of hindsight. As such, the Company has prospectively applied the change in the annual impairment testing date from October 1, 2013. The Company did not record any impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.
Computer Software Developed or Obtained for Internal Use
The Company accounts for proprietary computer software systems, namely its Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to eight years. During 2013 and 2012 the Company capitalized approximately $2.0 million and $0.2 million of costs related to software developed or obtained for internal use.
Debt Issuance Costs
Debt issuance costs are deferred and are amortized as interest expense over the term of the related debt agreement on a straight-line basis, which approximates the effective interest method. Debt issuance costs, net of current portion, are included in other non-current assets on the accompanying consolidated balance sheets. Total unamortized debt issuance costs were $1.4 million and $1.5 million at December 31, 2013 and 2012, respectively.
Claims Liabilities and Insurance Recoverables
The Company maintains reserves related to health and welfare, workers' compensation, auto and general liability programs that are principally self-insured. The Company currently has a per-claim deductible of $500,000 for its workers' compensation, general and auto liability self-insurance programs and a per person annual claim deductible of $200,000 for its health and welfare program. The Company purchases insurance to cover the claims that exceed the deductible up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers' compensation, auto and general liability insurance are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for health and welfare, workers' compensation, auto and general liability self-insurance obligations in the amounts of $28.2 million long-term and $12.9 million short-term at December 31, 2013, and $28.1 million long-term and $8.5 million short-term at December 31, 2012. The Company’s liabilities net of insurance recoverables were $11.0 million long-term and $7.6 million short-term at December 31, 2013, and $10.5 million long-term and $6.4 million short-term at December 31, 2012.
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. Plan changes that materially reduce the expected years of future services of current employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services, result in curtailment gains. A curtailment gain first reduces any net loss previously included in accumulated other comprehensive income (AOCI), and to the extent that such a gain exceeds any net loss included in AOCI, it is recorded as a curtailment gain in our consolidated statement of operations.
The Company recognizes an asset for a plan's overfunded status or a liability for a plan's underfunded status on its consolidated balance sheet as of the end of each fiscal year. The Company determines the plan's funded status by measuring its assets and its obligations and recognizes changes in the funded status of its defined benefit post-retirement plan in the year in which the change occurred (see Note 11 - Employee Benefit Plans).
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when the Company does not consider it more likely than not that some portion or all of the deferred tax assets will be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company has established an estimated liability for income tax exposures that arise and meet the criteria for accrual. The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions' tax court systems. The Company classifies interest and penalties related to income taxes as income tax expense (see Note 10 - Income Taxes).
Stock-Based Compensation
The Company accounts for stock-based compensation expense for restricted stock unit awards, performance shares and stock options by estimating the fair values of awards at their grant dates and recognizes these amounts as expense using a straight-line method for awards with vesting based on service and ratably for awards based on performance conditions. The fair value of restricted stock unit awards and performance shares earned is based upon the Company’s stock price on the grant date.
For stock option awards, the Company uses the Black-Scholes option valuation model to determine the fair value (see Note 13 - Stock-Based Compensation Plans). Determining the appropriate fair value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.
Total Comprehensive Income
Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to transactions and adjustments that under generally accepted accounting principles are recorded directly as an element of stockholders' equity, but are excluded from net income. Other comprehensive income is comprised of defined benefit plan adjustments and foreign currency translation adjustments related to the Company’s foreign operations in Canada, whose functional currency is not the U.S. dollar (see Note 15 - Other Comprehensive Income/Loss).
Segment Information
The Company reports its segment information using established standards for reporting by public enterprises on information about product lines, geographical areas and major customers. The method of determining what information to report is based on the way the Company is organized for operational decisions and assessment of the aggregate financial performance. From the perspective of the Company’s chief operating decision maker, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively "North America"). Therefore, the Company has determined that it has one reportable segment and operates its business in two geographical areas -- U.S. and Canada. The Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category (see Note 16 - Segment and Geographic Information).
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
3.    Acquisitions
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, the Company acquired J.T. Davenport & Sons, Inc. (“Davenport”), a convenience wholesaler based in North Carolina, which is now a subsidiary of Core-Mark. Davenport services customers in the eight states of North Carolina, South Carolina, Georgia, Maryland, Ohio, Kentucky, West Virginia and Virginia. This acquisition increased the Company’s market presence primarily in the Southeastern U.S. and further enhanced the Company's ability to cost effectively service national and regional retailers.

Total purchase consideration to acquire Davenport was approximately $41.2 million, of which $34.3 million was paid at closing. The total purchase consideration increased by $2.3 million in 2013 resulting from certain post-closing purchase price adjustments. The acquisition was funded with a combination of cash on hand and borrowings under a revolving credit facility and was accounted for as a business combination.
The following table presents the fair values of assets acquired and liabilities assumed and purchase consideration as of the acquisition date (in millions).

December 17, 2012
Cash	$0.3
Accounts receivable	21.2
Other receivables	3.9
Inventory	20.3
Prepaid expenses / other assets	2.6
Property, plant and equipment	5.3
Intangible assets	2.6
Goodwill	6.7
Net deferred tax liabilities	(1.0)
Capital lease liability	(10.9)
Other liabilities	(9.8)
Total consideration	$41.2
The total purchase consideration includes (i) a $4.0 million indemnity holdback for any post-closing liabilities to be released, less any indemnity claims, to the former owners of Davenport in equal installments over four years on the anniversary date of the closing of the acquisition; and (ii) $0.6 million of contingent payments related to future employment services. As of December 31, 2013, the Company had $3.0 million and $0.3 million of future payment obligations remaining under the indemnity holdback and employment service provisions, respectively. The intangible assets are comprised of (i) $1.9 million of customer relationships, which is being amortized over 10 years; and (ii) $0.7 million of non-competition agreements, the majority of which is being amortized over five years. The estimated fair value of the purchased intangible assets was determined using the income approach, which discounts expected future cash flows attributable to the specific assets to their present value. The purchase price allocation also includes $1.0 million of net deferred tax liabilities related primarily to the difference between the book and tax bases of the assets acquired.
The acquisition resulted in $6.7 million of non-amortizing goodwill, which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition, which is not deductible for tax purpose, reflects synergies the Company expects to realize.
Simultaneous with the closing of the acquisition, the Company entered into a capital lease arrangement for a warehouse facility in Sanford, North Carolina with certain of the former owners of Davenport, who are now employees of Core-Mark. The term of the lease is for 10 years, excluding renewal options, and the related capital lease obligation was $10.4 million at December 31, 2013.
Results of operations of Davenport have been included in the Company’s statements of operations and comprehensive income since the date of acquisition. The Company incurred costs of approximately $1.6 million and $1.3 million related primarily to the acquisition and integration of Davenport’s operations in 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013 and 2012.
The Company did not consider the Davenport acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.
Acquisition of Forrest City Grocery Company
On May 2, 2011, the Company acquired Forrest City Grocery Company (“FCGC”), located in Forrest City, Arkansas, and thereafter FCGC became a subsidiary of Core-Mark. FCGC was a regional wholesale distributor servicing customers in Arkansas, Mississippi, Tennessee and the surrounding states. The acquisition of FCGC provided the Company additional distribution infrastructure and increased its market share in the Southeastern U.S.

The total consideration to acquire FCGC was approximately $54.0 million, which was funded with a combination of cash on hand and borrowings under the Company's revolving credit facility. The acquisition was accounted for as a business combination.
The following table summarizes the allocation of the consideration paid for the acquisition and the estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in millions):

May 2, 2011
Cash	$3.5
Accounts receivable	18.4
Other receivables	0.4
Inventory	13.0
Prepaid expenses / other assets	2.0
Property, plant and equipment	6.0
Intangible assets	18.4
Goodwill	11.6
Net deferred tax liabilities	(7.0)
Other liabilities	(12.3)
Total consideration	$54.0
The total purchase consideration included an escrow reserve of approximately $17.0 million for indemnifiable claims in connection with the acquisition. The amount of the escrow reserve decreased to $13.5 million as of December 31, 2013 due primarily to scheduled payments to the seller under the escrow agreement and reimbursements to the Company for pre-acquisition tax liabilities settled during the year. The remaining escrow reserve, subject to adjustment, is available for claims through May 2015.
The acquired intangible assets include $16.4 million of customer relationships, which is being amortized over 15 years; and $2.0 million of non-competition agreements, the majority of which is being amortized over 5 years. The estimated fair value of the intangible assets was determined using the income approach, which discounts expected future cash flows to present value. The purchase price allocation also includes $7.0 million of net deferred tax liabilities related primarily to the difference between the book and tax bases of the intangible assets. The acquisition resulted in $11.6 million of non-amortizing goodwill, which is not deductible for tax purposes.
Results of operations of FCGC have been included in the Company’s consolidated statements of operations and comprehensive income since the date of acquisition. The Company did not consider the FCGC acquisition to be a material business combination, and therefore has not disclosed pro-forma results of operations for the acquired business.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	2013	2012	2011
Balance, beginning of year	$10.9	$9.6	$8.7
Net additions charged to operations	1.1	2.0	2.0
Less: Write-offs and adjustments	(2.6)	(0.7)	(1.1)
Balance, end of year	$9.4	$10.9	$9.6
The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.

Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2013	December 31, 2012
Vendor receivables, net	$46.0	$41.2
Insurance recoverables, current	5.3	2.2
Other	7.7	10.4
Total other receivables, net	$59.0	$53.8
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2013	December 31, 2012
Deposits	$4.9	$4.8
Prepaid income taxes	4.3	3.7
Vendor prepayments	26.4	18.8
Racking allowances, current	7.9	5.0
Other prepayments	9.5	8.0
Total deposits and prepayments	$53.0	$40.3
Deposits include amounts related primarily to cigarette stamps and workers' compensation claims. Other prepayments include prepayments relating to insurance policies, rent, cigarette stamps and software licenses.
Other Non-Current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31, 2013	December 31, 2012
Insurance recoverables	$17.2	$17.6
Debt issuance costs	1.1	1.0
Insurance deposits	3.7	3.6
Racking allowances, net	4.9	4.4
Other assets	6.2	6.9
Total other non-current assets, net	$33.1	$33.5

Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2013	December 31, 2012
Accrued payroll, retirement and other benefits	$25.8	$27.7
Claims liabilities, current	12.9	8.5
Accrued customer incentives payable	18.5	14.9
Indirect taxes	5.9	5.2
Vendor advances	5.3	5.5
Other accrued expenses	19.7	17.7
Total accrued liabilities	$88.1	$79.5
The Company’s accrued payroll, retirement and other benefits include accruals for vacation, bonuses, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations. The Company’s other accrued expenses include accruals for goods and services, legal expenses, interest and other miscellaneous accruals.
5.    Inventories
Inventories consist of the following (in millions):

	December 31, 2013	December 31, 2012
Inventories at FIFO, net of reserves	$488.2	$456.7
Less: LIFO reserve	(99.0)	(90.3)
Total inventories at LIFO, net of reserves	$389.2	$366.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $99.0 million and $90.3 million higher at December 31, 2013 and 2012, respectively. The Company had a decrement in certain of its LIFO inventory layers of $11.8 million, $23.2 million and $2.4 million in 2013, 2012 and 2011, respectively, which had the effect of reducing its LIFO expense by $2.2 million in 2013, $1.6 million in 2012 and $0.6 million in 2011. The Company recorded LIFO expense of $8.7 million, $12.3 million and $18.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrement in the Company’s LIFO inventory layers in 2013 was due primarily to lower inventory levels resulting from higher than expected sales in December 2013. Approximately $20.0 million of the $23.2 million decrement in 2012 was the result of a reduction in LIFO layers created in 2011, due to a temporary increase in inventory to support new business and holiday timing at the end of 2011.
6.    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31, 2013	December 31, 2012
Delivery, warehouse and office equipment (1)	$169.0	$156.2
Leasehold improvements	36.1	32.3
Land and buildings (2)	26.9	24.9
Construction in progress	1.1	1.4
	233.1	214.8
Less: Accumulated depreciation and amortization	(118.2)	(100.1)
Total property and equipment, net	$114.9	$114.7
______________________________________________
(1) Includes equipment capital leases of $3.3 million for 2013 and $2.1 million for 2012.
(2) In both 2013 and 2012 includes $4.8 million for a capital lease related to a warehouse facility.

Depreciation and amortization expenses related to property and equipment were $20.0 million, $18.5 million and $16.2 million for 2013, 2012 and 2011, respectively. Property and equipment includes accruals for construction in progress of $1.9 million in 2013 and $0.2 million in 2012.
7.    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2013 and 2012 are as follows (in millions):

	2013	2012
Goodwill, beginning of year	$22.8	$16.2
Davenport acquisition	0.1	6.6
Goodwill, end of year	$22.9	$22.8
The Company tests goodwill for impairment annually or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company did not record any impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.
Other Intangible Assets
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2013 and 2012 are as follows (in millions):

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$21.1	$(4.1)	$17.0	$21.6	$(3.0)	$18.6
Non-competition agreements	3.2	(1.8)	1.4	3.2	(1.0)	2.2
Internally developed and other purchased software	11.9	(9.5)	2.4	9.9	(9.3)	0.6
Total other intangible assets	$36.2	$(15.4)	$20.8	$34.7	$(13.3)	$21.4
The amortization of intangible assets, inclusive of non-compete agreements, customer lists and internally developed and other purchased software, recorded in the consolidated statements of operations was $2.7 million in 2013 and $3.0 million in both 2012 and 2011.
Intangible assets and software with definite useful lives are amortized over the following useful lives:

Useful Life in Years
Customer relationships	10-15
Non-competition agreements	1-5
Software	3-8
Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2014	$2.5
2015	2.4
2016	2.1
2017	1.9
2018	1.8

8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,	December 31,
	2013	2012
Amounts borrowed (Credit Facility)	$46.3	$73.3
Obligations under capital leases (Note 9)	11.3	11.4
Total long-term debt	$57.6	$84.7
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
On May 30, 2013, the Company entered into a fifth amendment to the Credit Facility (the "Fifth Amendment"), which extended the term of the Credit Facility from May 2016 to May 2018 and reduced the margin added to the LIBOR or CDOR rate and reduced the unused facility fees. The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. In addition, the Fifth Amendment provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility. The Company incurred fees of approximately $0.3 million in connection with the Fifth Amendment, which are being amortized over the term of the amendment.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2013, the Company was in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2013	2012
Amounts borrowed	$46.3	$73.3
Outstanding letters of credit	21.8	19.8
Amounts available to borrow (1)	122.7	97.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2013 and 2012 were $35.3 million and $26.3 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $112.0 million and zero to $91.5 million, respectively.
The weighted-average interest rate on the revolving credit facility for the years ended December 31, 2013 and 2012 was 1.8% and 2.1%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.8 million, $0.9 million, and $1.3 million for 2013, 2012 and 2011, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unamortized debt issuance costs were $1.4 million and $1.5 million as of December 31, 2013 and 2012, respectively.

9.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. At December 31, 2013, the Company had $4.8 million in purchase obligations related primarily to delivery equipment and computer software. At December 31, 2012, the Company had $1.2 million in purchase obligations related primarily to delivery equipment.

Operating Leases
The Company leases most of its sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2027, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company expects the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2013 (in millions):

Year ending December 31,
2014	$33.8
2015	31.1
2016	28.9
2017	26.2
2018	21.7
2019 and Thereafter	72.0
Total	$213.7
For 2013, 2012 and 2011, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $45.7 million, $41.8 million and $38.7 million, respectively.
Capital Leases
As of December 31, 2013 and 2012, the Company had approximately $12.5 million and $12.3 million, respectively, in capital lease obligations, related to a warehouse facility, refrigeration and other office and warehouse equipment with lease agreements expiring at various dates through 2032, excluding renewal options.
Future minimum lease payments under non-cancelable capital leases were as follows as of December 31, 2013 (in millions):

Year ending December 31,
2014	$1.7
2015	1.7
2016	1.6
2017	1.2
2018	1.2
2019 and thereafter	9.2
Total	16.6
Less: Interest	(4.1)
Present value of future minimum lease payments	12.5
Less: current portion	(1.2)
Non-current portion	$11.3
Contingencies
Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2013, the Company's standby letters of credit issued under the Company's Credit Facility were $21.8 million related primarily to casualty insurance and tax obligations. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected on the consolidated balance sheets.
Operating Leases. The majority of the Company’s sales offices, warehouse facilities and trucks are subject to lease agreements, which expire at various dates through 2032, excluding renewal options. These leases generally require the Company to maintain, insure and pay any related taxes. In most instances, the Company expects the leases that expire will be renewed or replaced in the normal course of its business.
Third Party Distribution Centers. The Company currently manages two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the agreement relating to one of these facilities, the third party has a “put” right under which it may require the Company to acquire the facility. If the put right is exercised, the Company will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While the Company believes the likelihood that this put option will be exercised is remote, if it were exercised, the Company would be required to make aggregate capital expenditures of approximately $2.0 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with the Company to supply their stores.
Litigation
The Company is a plaintiff in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. The Appellate Court's ruling was appealed by Sonitrol to the Colorado Supreme Court on September 21, 2012. On April 29, 2013, the Colorado Supreme Court denied Sonitrol's appeal and the case was returned to the District Court to resolve the sole issue of damages. A trial date has been set for April 7, 2014. The Company is unable to predict when this litigation will be finally resolved and the ultimate outcome. Any monetary recovery from the lawsuit would be recognized only if and when it is finally paid to the Company.
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
10.    Income Taxes
The Company's income tax provision consists of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$18.7	$16.2	$13.7
State	2.4	2.5	3.6
Foreign	—	—	—
Total current tax provision	$21.1	$18.7	$17.3

Deferred:
Federal	$2.8	$2.5	$0.3
State	0.8	0.5	(0.5)
Foreign	(0.3)	(0.2)	(0.1)
Total deferred tax (benefit) provision	$3.3	$2.8	$(0.3)

Total income tax provision	$24.4	$21.5	$17.0

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate and income tax provision is as follows (in millions):

	Year Ended December 31,
	2013		2012		2011
Federal income tax provision at the statutory rate	$23.1	35.0%	$19.4	35.0%	$15.1	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.5	3.9	2.3	4.2	2.1	4.9
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.4)	(0.6)	(0.2)	(0.4)	(0.3)	(0.7)
Effect of foreign operations	(0.3)	(0.5)	(0.2)	(0.4)	(0.1)	(0.2)
Non-deductible acquisition costs	—	—	0.2	0.4	0.3	0.7
Tax credits and other, net	(0.5)	(0.8)	—	—	(0.1)	(0.3)
Income tax provision	$24.4	37.0%	$21.5	38.8%	$17.0	39.4%

The Company’s effective tax rate was 37.0% for 2013 compared to 38.8% for 2012. The decrease in effective tax rate for 2013 was due primarily to a higher proportion of earnings from states with lower tax rates, tax credits and adjustments of prior year’s estimates and the impact of non-deductible acquisition-related costs recognized in 2012.
The provision for income taxes included a net benefit of $0.9 million and $0.5 million for 2013 and 2012, respectively, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior year's estimates.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Employee benefits, including post-retirement benefits	$11.3	$15.3
Trade and other receivables	3.6	4.3
Goodwill and intangibles	2.8	2.7
Self-insurance reserves	1.0	0.9
Other	3.6	3.4
Subtotal	22.3	26.6
Less: valuation allowance	(0.1)	(0.1)
Net deferred tax assets	$22.2	$26.5
Deferred tax liabilities:
Inventories	$5.4	$4.0
Property and equipment	19.1	19.5
Prepaid and deposits	0.5	0.5
Deferred income	0.2	0.2
Goodwill and intangibles	7.1	7.9
Other	1.0	1.3
Total deferred tax liabilities	$33.3	$33.4

Total net deferred tax liabilities	$(11.1)	$(6.9)
Net current deferred tax assets	2.3	4.8
Net non-current deferred tax liabilities	$(13.4)	$(11.7)

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. The Company had a valuation allowance of $0.1 million at December 31, 2013 and 2012 related to foreign tax credits, which will expire at various times between 2014 to 2016.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.6 million and $1.6 million at December 31, 2013 and 2012, respectively, all of which would impact the Company's effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $0.2 million through the year ended December 31, 2014. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2013, 2012 and 2011 is as follows (in millions):

	2013	2012	2011
Balance at beginning of year	$1.6	$1.8	$1.2
Increase in unrecognized tax benefits related to acquisition	0.2	—	0.9
Lapse of statute of limitations	(0.2)	(0.2)	(0.2)
Settlement(1)	(1.0)	—	—
Other	—	—	(0.1)
Balance at end of year	$0.6	$1.6	$1.8
____________________________________________

(1)	Relates to the settlement in 2013 of certain pre-acquisition tax liabilities which were reimbursed by the former owners.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In 2011, the IRS initiated an examination of the Company’s federal tax returns for 2009 and 2010. The examination was finalized in the first quarter of 2013 and resulted in no adjustments. The 2010 to 2013 tax years remain subject to examination by federal and state tax authorities. As of December 31, 2013, the 2009 tax year was still open for certain state tax authorities. The 2006 to 2013 tax years remain subject to examination by the tax authorities in Canada.
The Company recognizes interest and penalties on income taxes in income tax expense. For the years ended December 31, 2013, 2012 and 2011 the Company recognized a net benefit in its provision for income taxes of $0.1 million related primarily to the recovery of interest associated with the expiration of statute of limitations for certain unrecognized tax positions. As of December 31, 2013, the Company had a liability of $0.5 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.2 million for interest and $0.3 million for penalties, compared to a liability of 0.7 million as of December 31, 2012.

11.	Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit consisting of a Core-Mark pension plan, which was frozen on September 30, 1986. In addition, the Company inherited three plans from Fleming, the Company’s former parent company. The Fleming plans were frozen on or prior to August 20, 1998. These plans are collectively referred as the “Pension Plans”. There have been no new entrants to the Pension Plans after those benefit plans were frozen.
The Company’s defined-benefit pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded pension plan under limited circumstances. In the event the Company’s pension plan is terminated for any reason while it is underfunded, the Company would incur a liability to the PBGC that may be equal to the entire amount of the underfunding. The Company’s post-retirement benefit plan is not subject to ERISA. As a result, the post-retirement benefit plan is not required to be pre-funded, and, accordingly, has no plan assets.
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

The following tables provide a reconciliation of the changes in the Pension Plans' benefit obligation and fair value of assets, the funded status of the plans and the amounts recognized in the balance sheets and accumulated other comprehensive loss as of December 31, 2013 and 2012 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Change in Benefit Obligation:
Obligation at beginning of year	$43.0	$38.0	$5.1	$4.6
Interest cost	1.6	1.8	0.2	0.2
Actuarial (gain) loss	(1.7)	5.6	(0.8)	0.4
Benefit payments	(2.8)	(2.4)	(0.2)	(0.1)
Curtailment gain	—	—	(0.9)	—
Benefit obligation at end of year	$40.1	$43.0	$3.4	$5.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	$33.0	$28.7	$—	$—
Actual return on plan assets	3.3	3.0	—	—
Employer contributions	4.5	3.7	0.2	0.1
Benefit payments	(2.8)	(2.4)	(0.2)	(0.1)
Fair value of plan assets at end of year	$38.0	$33.0	$—	$—

Funded status at end of year	$(2.1)	$(10.0)	$(3.4)	$(5.1)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(0.3)	$(0.3)
Non-current liabilities	(2.1)	(10.0)	(3.1)	(4.8)
Total liability	$(2.1)	$(10.0)	$(3.4)	$(5.1)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service credit	$—	$—	$—	$(0.1)
Net actuarial loss (gain)	13.1	16.5	(0.1)	0.7
Total	$13.1	$16.5	$(0.1)	$0.6

Additional Information:
Accumulated benefit obligation	$40.1	$43.0
During 2013, the underfunded status of the defined-benefit pension plan decreased $7.9 million to $2.1 million, due primarily to an actuarial gain of $1.7 million in 2013 attributable primarily to an increase in discount rates, $4.5 million of Company contributions, and higher than expected returns on the Company's pension plan assets. In addition, during 2013, the Company implemented changes to medical benefits in the post-retirement benefit plan. The most significant change to the plan was the removal of the Company’s subsidy of medical premiums for future retirees, which curtailed future benefits for those participants. The Company recorded a net curtailment gain of $0.9 million in 2013 due to the reduction in future obligations under the plan resulting from the change in benefits.

The following table provides components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Interest cost	$1.6	$1.8	$1.8	$0.2	$0.2	$0.2
Expected return on plan assets	(2.3)	(2.1)	(1.9)	—	—	—
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	0.6	0.4	0.3	—	—	—
Curtailment gain	—	—	—	(0.9)	—	—
Net periodic benefit (income) cost	$(0.1)	$0.1	$0.2	$(0.8)	$0.1	$0.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain)/loss	$(2.8)	$4.7	$4.1	$(0.8)	$0.4	$0.5
Amortization of prior service cost	—	—	—	0.1	0.1	0.1
Amortization of actuarial gain	(0.6)	(0.4)	(0.3)	—	—	—
Total recognized in other comprehensive
income	$(3.4)	$4.3	$3.8	$(0.7)	$0.5	$0.6

Total recognized in net periodic benefit cost and
other comprehensive income	$(3.5)	$4.4	$4.0	$(1.5)	$0.6	$0.7
For both the pension and other post-retirement benefits plans, prior service cost are amortized on a straight-line basis over the average remaining future service of active employees expected to receive benefits under the plan. For the pension benefits plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. For the post-retirement benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining future service of active employees expected to receive benefits under the plan. The Company uses its fiscal year-end date as the measurement date for the plans. The Company estimated that average future life expectancy is 22.1 years for the pension benefits plan and remaining service life of active participants is 6.8 years for the post-retirement benefits plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Benefit Obligations:
Discount rate	4.60%	3.80%	4.72%	4.60%	3.85%	4.74%
Expected return on assets	6.55%	7.00%	7.25%	N/A	N/A	N/A

Net Periodic Benefit Costs:
Discount rate	3.80%	4.72%	5.04%	3.85%	4.74%	5.08%
Expected return on assets	7.00%	7.25%	7.35%	N/A	N/A	N/A
The weighted-average discount rates used to determine the Pension Plans' obligations and expenses are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. The increase in discount rate in 2013 compared to 2012 was due to higher bond yields. The decrease in the expected long-term return on assets assumption in 2013 compared to 2012 was due primarily to a change in the investment composition of the plan assets to a higher percentage of bonds versus equity investments, in order to reduce risk. The Company uses a building block approach in determining the overall expected long term return on assets. Under this approach, a weighted-average expected rate of return is developed based on historical and expected future returns for each major asset class and the proportion of assets of the class held by the Pension Plans. The Company then reviews the results and may make adjustments to reflect the expected additional return gained through active investment management.
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the end of year benefit obligation for the post-retirement benefit plans are as follows:

	December 31, 2013	December 31, 2012
Assumed current trend rate for next year for participants under 65	7.50%	7.00%
Assumed current trend rate for next year for participants 65 and over	7.00%	6.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached for participants under 65	2024	2017
Year that ultimate trend rate is reached for participants 65 and over	2022	2017
A one percent point change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.4	$(0.3)
Plan Assets:
The Company has adopted a dynamic investment strategy to reduce the pension plan's investment risk as the funded status improves. The strategy will reduce the allocation to return seeking assets (primarily equities) and increase the allocation to liability hedging assets (primarily fixed income) over time with the intention of reducing the volatility of the funded status and pension costs. Based on the plan's funded status, the Company's current target allocations are: 0-5% cash, 28-34% equity and 66-72% fixed income. The Company’s investment target also sets forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities.
The fair value measurements of the Pension Plans' assets by asset category at December 31, 2013 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$—	$—
Group trust	31.8	—	31.8	—
Group annuity contract	3.7	—	3.7	—
Total	$38.0	$2.5	$35.5	$—
During 2013, the Company reinvested the majority of the plan assets in an investment instrument (“Group Trust”), comprised of a diversified portfolio of investments across various asset classes, including U.S. and foreign equities and U.S. high yield and investment grade corporate bonds. The Group Trust is valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.
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
Estimated Future Contributions and Benefit Payments
The Company expects to contribute a minimum of $1.3 million and $0.3 million its pension benefits plan and other post-retirements benefits plan, respectively, in 2014.
Estimated future benefit payments reflecting future service are as follows (in millions):

Year ending December 31,	Pension Benefits	Other Post-retirement Benefits
2014	$3.3	$0.3
2015	2.7	0.3
2016	2.9	0.2
2017	2.9	0.2
2018	3.3	0.2
2019 through 2023	13.8	1.1
Expected amortizations from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014 (in millions):

	Pension Benefits	Other Post-retirement Benefits
Expected amortization of net actuarial loss	$0.4	$—
Expected amortization of prior service credit	—	—
Total expected amortizations for the year ending December 31, 2014	$0.4	$—

Multi-employer Defined Benefit Plan
The Company contributed $0.3 million in each of the years ended December 31, 2013 and 2012 to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2013, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $17,500. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of $23,820 Canadian dollars. Under the 401(k) plan, the Company matches 100% of U.S. employee contributions up to 2% of base salary and matches 25% of employee contributions from 2% to 6% of base salary. For Canadian employees, the Company matches 50% of employee contributions up to 3% of base salary. For the years ended December 31, 2013, 2012 and 2011, the Company made matching payments of $2.8 million, $2.3 million and $2.5 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2013			2012			2011
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$41.6	11.5	$3.62	$33.9	11.5	$2.96	$26.2	11.4	$2.30
Effect of dilutive
common share
equivalents:
Restricted
stock units	—	—	(0.01)	—	0.1	(0.02)	—	—	(0.01)
Stock options	—	0.1	(0.02)	—	—	(0.02)	—	0.1	(0.02)
Performance shares	—	—	(0.01)	—	—	(0.01)	—	—	—
Warrants	—	—	—	—	—	—	—	0.2	(0.04)
Diluted EPS	$41.6	11.6	$3.58	$33.9	11.6	$2.91	$26.2	11.7	$2.23
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options and warrants to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options or warrants excluded in the computation of diluted earnings per share for 2013 and 2012, and 91,770 anti-dilutive stock options were excluded in the computation of diluted earnings per share for 2011.

13.	Stock Incentive Plans
The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	Weighted-average exercise price of outstanding options and vesting of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan
-Options	4,376	$31.70	—
2005 Long-Term Incentive Plan
-Restricted stock units	3,053	$0.01	—
2007 Long-Term Incentive Plan(1)	96,958	$24.63	—
2010 Long-Term Incentive Plan(1)	131,533	$1.88	259,949
______________________________________________

(1)	Includes non-qualified stock options, restricted stock units and performance shares.
2004 Long-Term Incentive Plan
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provided for issuance of shares of non-qualified stock options and restricted stock units to officers and key employees. For option grants, the exercise price equals the fair value of the Company's common stock on the date of grant. Options vested over a three-year period: one-third of the options cliff-vest on the first anniversary of the vesting commencement date and the remaining options vest in equal monthly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. No further grants will be made under the 2004 LTIP.
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
2007 Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provided for the granting of stock options, restricted stock units and performance share awards of the Company's common stock to officers, employees and non-employee directors. The majority of awards issued under the 2007 LTIP generally vest over three years: one-third of the awards cliff vest on the first anniversary of the vesting commencement date and the remaining awards vest in equal quarterly installments over the two-year period following the first anniversary of the vesting commencement date. Stock options expire seven years after the date of grant. Restricted stock units do not have an expiration date. No further grants will be made under the 2007 LTIP.
2010 Long-Term Incentive Plan
The 2010 Long-Term Incentive Plan (“2010 LTIP”) provides for the granting of awards of up to 1,115,952 shares of the Company's common stock to officers, employees and non-employee directors. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, restricted stock units, other stock-based awards and performance shares. The 2010 LTIP limits awards to 100,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2013, have been restricted stock units, which generally vest over three years.

The following table summarizes the activity for all stock options, restricted stock units and performance shares under all of the Long-Term Incentive Plans ("LTIPs") for the year ended December 31, 2013:

		December 31, 2012		Activity during 2013							December 31, 2013
		Outstanding		Granted			Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	Options	17,376	$34.94	—		$—	(13,000)	$36.03	—	$—	4,376	$31.70	4,376	$31.70
2005 LTIP	RSUs	3,053	0.01	—		—	—	—	—	—	3,053	0.01	3,053	0.01
2007 LTIP (1)	RSUs	24,920	0.01	—		—	(24,514)	0.01	—	—	406	0.01	406	0.01
	Options	169,107	25.62	—		—	(72,555)	26.85	—	—	96,552	24.74	96,552	24.74
	Performanceshares	8,453	0.01	—		—	(8,453)	0.01	—	—	—	—	—	—
2010 LTIP (1)	RSUs	120,126	0.01	87,268	(2)	0.01	(98,511)	0.01	(1,167)	0.01	107,716	0.01	—	—
	Options	7,500	32.78	—		—	—	—	—	—	7,500	32.78	5,000	32.78
	Performance shares	77,047	0.01	90,500	(3)	0.01	(46,655)	0.01	(104,575)	0.01	16,317	0.01	—	—
Total		427,582		177,768			(263,688)		(105,742)		235,920		109,387
______________________________________________
 Note: Price is weighted-average price per share.

(1)	The 2007 and 2010 LTIPs are for officers, employees and non-employee directors.

(2)	Consists of non-performance RSUs.

(3)
In February 2013, the Company awarded a maximum of 90,500 performance-based RSUs to certain of its employees at a weighted-average grant date fair value of $49.13. The shares were ultimately cancelled as the Company did not achieve the related performance targets for fiscal 2013.

The aggregate intrinsic value of stock options exercised in 2013, 2012 and 2011 was $2.3 million, $2.2 million and $4.3 million, respectively. The aggregate intrinsic value of restricted stock units exercised in 2013, 2012 and 2011 was $7.6 million, $6.4 million and $5.3 million, respectively. The aggregate intrinsic value of performance shares exercised in 2013, 2012 and 2011 was $2.6 million, $1.1 million and $0.7 million, respectively.
 The following table summarizes stock options, restricted stock units and performance shares that have vested and are expected to vest as of December 31, 2013:

		December 31, 2013
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	Options	4,376	—	0.7	—	$194	$—
2005 LTIP	RSUs	3,053	—	—	—	231	—
2007 LTIP	RSUs	406	—	—	—	31	—
	Options	96,552	—	1.5	—	4,943	—
2010 LTIP	RSUs	—	112,175	—	—	—	8,517
	Performance shares	—	11,858	—	—	—	900
	Options	5,000	2,500	4.8	4.8	216	108
Total		109,387	126,533			$5,615	$9,525
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise prices of options or restricted stock units and our closing common stock price on December 31, 2013 of $75.93, multiplied by the number of instruments that are vested or expected to vest. Options and restricted stock units having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options, restricted stock units and performance shares that are expected to vest are net of estimated future forfeitures.
The aggregate fair value of options vested in 2013, 2012 and 2011 was $0.2 million, $0.1 million and $1.7 million, respectively. The aggregate fair value of restricted stock units vested in 2013, 2012 and 2011 was $8.5 million, $6.4 million and $6.1 million, respectively. The aggregate fair value of performance shares vested in 2013, 2012 and 2011 was $0.9 million, $1.1 million and $0.8 million, respectively.

Assumptions Used for Fair Value
The fair values for restricted stock units and performance shares, which are based on the fair market value of the Company's stock at date of grant, are included below for shares granted during 2013, 2012 and 2011. For stock options, the Company uses the Black-Scholes option-pricing model to determine the grant date fair value. Option-pricing models require the input of assumptions that are estimated at the date of grant. The following table presents the assumptions used in the Black-Scholes option-pricing model to value the stock options granted during 2011. The Company did not grant stock options in 2013 and 2012.

	Year Ended December 31,
	2013	2012	2011
Weighted-average fair value per share of grants:
Restricted stock units	$49.39	$39.98	$34.12
Performance shares	N/A	$39.59	$34.12
Stock options	N/A	N/A	9.88
Expected life (years)	N/A	N/A	5.3
Risk-free interest rate	N/A	N/A	0.48%
Volatility	N/A	N/A	41%
Dividend yield	N/A	N/A	2%
______________________________________________
The expected volatility is based on the historical implied volatility of Core-Mark’s stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time the Company estimates that options granted are expected to be outstanding.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $4.6 million, $5.8 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized for 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 85 plan participants that have been awarded grants since the inception of the Company's plans.
As of December 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $3.7 million, which is expected to be recognized over a weighted-average period of 1.7 years.

14.	Stockholders' Equity
Dividends
On October 19, 2011, the Company announced the commencement of a quarterly dividend program. In 2013, the Board of Directors declared quarterly cash dividends of $0.19 per common share on May 2, 2013 and August 1, 2013 and $0.22 per common share on November 1, 2013. In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $2.2 million, or $0.19 per common share on December 20, 2012, which was paid on December 31, 2012. The Company paid total dividends of $7.1 million and $10.3 million in 2013 and 2012, respectively. The Credit Facility places certain limits on the Company’s ability to pay cash dividends on its common stock. The Company's intentions are to continue increasing its dividends per share over time; however, the payment of any future dividends will be determined by the Company’s Board of Directors in light of then existing conditions, including the Company’s earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.
Repurchase of Common Stock
In May 2013, the Company's Board of Directors authorized a $30 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan that was then in place. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of December 31, 2013 and 2012, the Company had $28.7 million and $5.8 million, respectively, available for future share repurchases under the program.

The following table summarizes the Company's stock repurchase activities for the years ended December 31, 2013 and 2012 (in millions, except share data):

	2013	2012
Number of shares repurchased	126,872	118,800
Average price per share	$56.60	$43.34
Total repurchase costs	$7.2	$5.2

15.	Other Comprehensive Income (Loss)
The components of other comprehensive income ("OCI") and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2013			2012			2011
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial gain/(loss) during the year	$3.6	$(1.5)	$2.1	$(5.1)	$2.0	$(3.1)	$(4.6)	$1.8	$(2.8)
Amortization of prior service cost
included in net income	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Amortization of net actuarial gain/(loss)
included in net income	0.6	(0.2)	0.4	0.4	(0.1)	0.3	0.3	(0.1)	0.2
Net (loss)/gain during the year	4.1	(1.7)	2.4	(4.8)	1.9	(2.9)	(4.4)	1.7	(2.7)
Foreign currency translation adjustment
gain/(loss)	(1.5)	—	(1.5)	0.4	—	0.4	(0.3)	—	(0.3)
Other comprehensive income/(loss)	$2.6	$(1.7)	$0.9	$(4.4)	$1.9	$(2.5)	$(4.7)	$1.7	$(3.0)
During the years ended December 31, 2013 and 2012, reclassifications out of accumulated other comprehensive loss were immaterial.
16.    Segment and Geographic Information
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the U.S. and Canada. The Company’s customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products.
As of December 31, 2013, the Company operated a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider), which support the Company’s wholesale distribution business. Twenty-four of the Company’s distribution centers are located in the U.S. and four are located in Canada.
The Company’s distribution centers (operating divisions), which produce almost all of its revenues have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard, the Company’s largest customer, accounted for approximately 14.7% and 13.7%% of total net sales for 2013 and 2012, respectively. No single customer accounted for more than 10% of total net sales in 2011. Accounting policies for measuring segment assets and earnings before income taxes are substantially consistent with those described in Note 2 - Summary of Significant Accounting Policies.

Information about the Company's business operations based on the two geographic areas is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net sales:
United States	$8,618.3	$7,716.3	$6,865.5
Canada	1,114.3	1,148.6	1,220.5
Corporate (1)	35.0	27.5	28.9
Total	$9,767.6	$8,892.4	$8,114.9

Income (loss) before income taxes:
United States	$57.3	$48.6	$50.4
Canada	0.9	2.3	(1.4)
Corporate (2)	7.8	4.5	(5.8)
Total	$66.0	$55.4	$43.2

Interest expense:
United States	$30.2	$27.4	$23.5
Canada	0.6	0.7	0.9
Corporate (2)	(28.1)	(25.9)	(22.0)
Total	$2.7	$2.2	$2.4

Depreciation and amortization:
United States	$20.2	$17.7	$15.4
Canada	2.7	2.9	3.0
Corporate (2)	4.3	4.7	4.0
Total	$27.2	$25.3	$22.4
_____________________________________________
(1) Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, an allowance for sales returns and certain other sales adjustments.
(2) Consists primarily of net expenses and other income that is not allocated to the U.S. or Canada, intercompany eliminations for interest and allocations of overhead, and LIFO expense.
Identifiable assets by geographic area are as follows (in millions):

	December 31,	December 31,
	2013	2012
Identifiable assets:
United States	$844.8	$821.7
Canada	112.0	97.5
Total	$956.8	$919.2

The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$6,642.0	$6,139.4	$5,710.6
Food	1,342.3	1,178.6	995.7
Candy	527.2	489.5	459.8
Other tobacco products	787.8	687.8	607.9
Health, beauty & general	327.3	269.2	237.5
Beverages	139.1	125.6	100.9
Equipment/other	1.9	2.3	2.5
Total food/non-food products	$3,125.6	$2,753.0	$2,404.3
Total net sales	$9,767.6	$8,892.4	$8,114.9

17.	Quarterly Financial Data (Unaudited)
The tables below provide the Company's unaudited consolidated results of operations for each of the four quarters in 2013 and 2012:

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Net sales — Cigarettes (1)	$1,692.0	$1,783.7	$1,702.9	$1,463.4
Net sales — Food/non-food (1)	799.3	837.0	807.0	682.3
Net sales (1)	2,491.3	2,620.7	2,509.9	2,145.7
Cost of goods sold	2,348.0	2,479.9	2,372.9	2,029.7
Gross profit	143.3	140.8	137.0	116.0
Warehousing and distribution expenses (2)	77.2	79.4	72.8	67.7
Selling, general and administrative expenses (3)	41.6	41.3	42.9	42.5
Amortization of intangible assets	0.7	0.6	0.7	0.7
Total operating expenses	119.5	121.3	116.4	110.9
Income from operations	23.8	19.5	20.6	5.1
Interest expense	(0.6)	(0.6)	(0.8)	(0.7)
Interest income	0.1	0.1	0.1	0.1
Foreign currency losses, net	(0.1)	(0.1)	(0.1)	(0.4)
Income before income taxes	23.2	18.9	19.8	4.1
Income tax provision	(8.2)	(6.6)	(8.1)	(1.5)
Net income	15.0	12.3	11.7	2.6
Basic net income per common share (4)	$1.30	$1.07	$1.02	$0.22
Diluted net income per common share (4)	$1.29	$1.06	$1.01	$0.22
Shares used to compute basic net income
per common share	11.5	11.5	11.5	11.5
Shares used to compute diluted net income
per common share	11.6	11.6	11.6	11.6

Excise taxes (1)	$526.7	$554.9	$523.6	$445.6
Cigarette inventory holding gains (5)	4.1	0.2	3.9	0.8
LIFO expense	(0.1)	2.2	3.7	2.9
Depreciation and amortization	7.0	6.8	6.8	6.6
Stock-based compensation	0.6	1.3	1.4	1.3
Capital expenditures	5.0	4.6	6.7	1.7
Adjusted EBITDA(6)	31.3	29.8	32.5	15.9
____________________________________________

(1)	Excise taxes are included as a component of net sales.

(2)	Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold, which presentation may differ from that of other registrants.

(3)
SG&A expenses includes acquisition and integration expenses of $2.8 million related primarily to Davenport and the addition of new customers, consisting of $1.2 million in Q4, $0.5 million in Q3, $0.6 million in Q2, and $0.2 million in Q1.

(4)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.

(5)	Cigarette inventory holding gains relate to income earned on cigarette quantities on hand at the time cigarette manufacturers increase their prices.

(6)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction losses.

	Three Months Ended
	(in millions, except per share data)
	December 31,		September 30,		June 30,		March 31,
	2012		2012		2012		2012
Net sales — Cigarettes (1)	$1,513.2		$1,596.5		$1,577.3		$1,452.4
Net sales — Food/non-food (1)	676.3		718.4		710.0		648.3
Net sales (1)	2,189.5		2,314.9		2,287.3		2,100.7
Cost of goods sold	2,067.6		2,192.7		2,164.7		1,990.6
Gross profit	121.9		122.2		122.6		110.1
Warehousing and distribution expenses (2)	64.7		68.4		66.2		63.4
Selling, general and administrative expenses (3)	40.3	(3)	35.9	(3)	37.8	(3)	39.7
Amortization of intangible assets	0.6		0.7		0.8		0.9
Total operating expenses	105.6		105.0		104.8		104.0
Income from operations	16.3		17.2		17.8		6.1
Interest expense	(0.6)		(0.4)		(0.6)		(0.6)
Interest income	0.1		0.1		0.1		0.1
Foreign currency gains (losses), net	(0.1)		—		(0.2)		0.1
Income before income taxes	15.7		16.9		17.1		5.7
Income tax provision	(6.0)		(6.4)		(7.0)		(2.1)
Net income	9.7		10.5		10.1		3.6
Basic net income per common share (4)	$0.84		$0.92		$0.89		$0.31
Diluted net income per common share (4)	$0.83		$0.90		$0.87		$0.31
Shares used to compute basic net income
per common share	11.5		11.5		11.4		11.4
Shares used to compute diluted net income
per common share	11.7		11.7		11.6		11.6

Excise taxes (1)	$482.2		$519.1		$511.5		$474.2
Cigarette inventory holding gains (5)	3.3		0.2		3.2		1.1
LIFO expense	1.3		3.8		4.3		2.9
Depreciation and amortization	6.3		6.3		6.4		6.3
Stock-based compensation	1.7		1.4		1.3		1.4
Capital expenditures	8.3		7.1		7.7		5.5
Adjusted EBITDA(6)	25.6		28.7		29.8		16.7
______________________________________________

(1)	Excise taxes are included as a component of net sales.

(2)	Warehousing and distribution expenses are not included as a component of the Company's cost of goods sold, which presentation may differ from that of other registrants.

(3)
SG&A expenses include acquisition costs related to Davenport consisting of $1.3 million in the fourth quarter. SG&A expenses also include a reduction in expenses resulting from the favorable resolution of legacy workers' compensation and insurance claims of $1.4 million in the third quarter and $0.4 million in the second quarter.

(4)	Totals may not agree with full year amounts due to rounding and separate calculations for each quarter.

(5)	Cigarette inventory holding gains relate to income earned on cigarette quantities on hand at the time cigarette manufacturers increase their prices.

(6)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9. A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9. B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Ownership of Core-Mark Common Stock” and is incorporated herein by reference thereto and (ii) in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

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

10.7	Form of Non-Employee Director RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan.

10.8	Form of Management RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan.

10.9	Form of Performance RSU Award Agreement under the Core- Mark Holding Company, Inc. 2010 Long-Term Incentive Plan.

10.10	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 filed on September 6, 2005).
10.11
Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.12
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
10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

18.1	Deloitte & Touche LLP Preferability Letter on Change in Annual Date for Goodwill Impairment Test.

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: March 3, 2014	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ THOMAS B. PERKINS	President, Chief Executive Officer and	March 3, 2014
Thomas B. Perkins	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Senior Vice President and Chief Financial	March 3, 2014
Stacy Loretz-Congdon	Officer (Principal Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	March 3, 2014
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 3, 2014
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 3, 2014
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 3, 2014
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 3, 2014
Gary F. Colter

/S/ ROBERT G. GROSS	Director	March 3, 2014
Robert G. Gross

/S/ L. WILLIAM KRAUSE	Director	March 3, 2014
L. William Krause

/S/ HARVEY L. TEPNER	Director	March 3, 2014
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	March 3, 2014
J. Michael Walsh

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2013
Allowances for:
Trade receivables	$10,866	$1,079	$(2,569)	$(12)	$9,364
Inventory reserves	870	12,723	(12,753)	—	840
	$11,736	$13,802	$(15,322)	$(12)	$10,204

Year Ended December 31, 2012
Allowances for:
Trade receivables	$9,578	$1,975	$(899)	$212	$10,866
Inventory reserves	1,029	11,517	(11,676)	—	870
	$10,607	$13,492	$(12,575)	$212	$11,736

Year Ended December 31, 2011
Allowances for:
Trade receivables	$8,660	$1,970	$(1,470)	$418	$9,578
Inventory reserves	1,144	10,461	(10,576)	—	1,029
	$9,804	$12,431	$(12,046)	$418	$10,607