Form 10-Q
period 2014-03-31
Core-Mark Holding Company, Inc.
filed 2014-05-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
     Yes  ☐    No  ☒
As of April 30, 2014, 11,516,995 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$18.5	$11.0
Restricted cash	10.6	12.1
Accounts receivable, net of allowance for doubtful accounts of $9.4 as
of March 31, 2014 and December 31, 2013	241.7	235.4
Other receivables, net	51.0	59.0
Inventories, net (Note 3)	299.3	389.2
Deposits and prepayments	47.2	53.0
Deferred income taxes	2.6	5.4
Total current assets	670.9	765.1
Property and equipment, net	118.7	114.9
Goodwill	22.9	22.9
Other intangible assets, net	20.3	20.8
Other non-current assets, net	32.7	33.1
Total assets	$865.5	$956.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116.0	$109.3
Book overdrafts	8.5	22.9
Cigarette and tobacco taxes payable	151.7	182.5
Accrued liabilities	85.4	88.1
Deferred income taxes	0.3	3.1
Total current liabilities	361.9	405.9
Long-term debt (Note 4)	13.4	57.6
Deferred income taxes	13.5	13.4
Other long-term liabilities	12.6	12.5
Claims liabilities, net	28.3	28.2
Pension liabilities	4.4	5.2
Total liabilities	434.1	522.8
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 12,847,702 and
12,807,015 shares issued; 11,518,973 and 11,518,311 shares outstanding at
March 31, 2014 and December 31, 2013, respectively)	0.1	0.1
Additional paid-in capital	256.5	254.7
Treasury stock at cost (1,328,729 and 1,288,704 shares of common stock at
March 31, 2014 and December 31, 2013, respectively)	(47.5)	(44.6)
Retained earnings	229.3	229.5
Accumulated other comprehensive loss	(7.0)	(5.7)
Total stockholders’ equity	431.4	434.0
Total liabilities and stockholders’ equity	$865.5	$956.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$2,300.9	$2,145.7
Cost of goods sold	2,176.5	2,029.7
Gross profit	124.4	116.0
Warehousing and distribution expenses	75.3	67.7
Selling, general and administrative expenses	43.9	42.5
Amortization of intangible assets	0.6	0.7
Total operating expenses	119.8	110.9
Income from operations	4.6	5.1
Interest expense	(0.7)	(0.7)
Interest income	0.1	0.1
Foreign currency transaction loss, net	—	(0.4)
Income before income taxes	4.0	4.1
Provision for income taxes (Note 6)	(1.6)	(1.5)
Net income	$2.4	$2.6

Basic net income per common share (Note 8)	$0.21	$0.22
Diluted net income per common share (Note 8)	$0.20	$0.22

Basic weighted-average shares (Note 8)	11.5	11.5
Diluted weighted-average shares (Note 8)	11.6	11.6

Dividends declared and paid per common share (Note 10)	$0.22	$—
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2.4	$2.6
Other comprehensive loss, net of tax:
Defined benefit plans adjustments	—	0.1
Foreign currency translation adjustment loss	(1.3)	(0.5)
Other comprehensive loss, net of tax	(1.3)	(0.4)
Comprehensive income	$1.1	$2.2
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2.4	$2.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.7	2.8
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.3	1.3
Bad debt expense, net	0.3	—
Depreciation and amortization	7.2	6.6
Foreign currency transaction loss, net	—	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(7.4)	(16.9)
Other receivables, net	7.8	3.2
Inventories, net	84.9	93.4
Deposits, prepayments and other non-current assets	4.7	(7.2)
Accounts payable	7.2	3.3
Cigarette and tobacco taxes payable	(28.9)	(25.6)
Pension, claims, accrued and other long-term liabilities	(4.7)	(3.7)
Net cash provided by operating activities	77.6	60.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(0.1)	—
Change in restricted cash	1.4	(0.2)
Additions to property and equipment, net	(5.0)	(1.7)
Capitalization of software costs	(0.2)	—
Net cash used in investing activities	(3.9)	(1.9)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(46.3)	(49.3)
Dividends paid	(2.6)	—
Payments on capital leases	(0.3)	(0.2)
Repurchases of common stock	(3.0)	(3.5)
Proceeds from exercise of common stock options	0.7	0.8
Tax withholdings related to net share settlements of restricted stock units	(0.8)	(1.8)
Excess tax deductions associated with stock-based compensation	0.7	1.0
Decrease in book overdrafts	(14.4)	(5.8)
Net cash used in financing activities	(66.0)	(58.8)
Effects of changes in foreign exchange rates	(0.2)	(0.1)
Change in cash and cash equivalents	7.5	(0.5)
Cash and cash equivalents, beginning of period	11.0	19.1
Cash and cash equivalents, end of period	$18.5	$18.6
Supplemental disclosures:
Cash paid during the period for:
Income taxes (refunded) paid, net	$(2.9)	$0.9
Interest paid	0.3	0.4
Non-cash capital lease obligations incurred	$3.5	$—
Unpaid property and equipment purchases included in accrued liabilities	$3.4	$0.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Twenty-four of the Company's distribution centers are located in the U.S. and four are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2014 and the unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013 have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company's audited financial statements, which are included in its 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"), but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013.
Concentration of Credit Risks
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in short-term instruments with high quality financial institutions and limits the amount of credit exposure in any one financial instrument.
The Company periodically evaluates the collectability of amounts due from vendors for promotional and other incentives with reserves maintained for potential credit losses after consideration given to rights of offset against vendor payments.
A credit review is completed for new customers and ongoing credit evaluations are performed periodically of existing customers, with reserves maintained for potential credit losses. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Accounts receivable are typically not collateralized, but the Company may require prepayments or other guarantees whenever deemed necessary.
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company's largest customer, accounted for approximately 14.6% and 13.4% of the Company's total net sales in the first quarter of 2014 and 2013, respectively. No single customer accounted for 10% or more of the Company's accounts receivables as of March 31, 2014 or December 31, 2013.
Recent Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting standard update was adopted by the Company in the first quarter of 2014 and applied prospectively. There was no impact to our consolidated financial statements due to the adoption of this guidance.

3.	Inventories
Inventories consist of the following (in millions):

	March 31, 2014	December 31, 2013
Inventories at FIFO, net of reserves	$401.1	$488.2
Less: LIFO reserve	(101.8)	(99.0)
Total inventories at LIFO, net of reserves	$299.3	$389.2
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $2.8 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

4.	Long-Term Debt
Total long-term debt consists of the following (in millions):

	March 31, 2014	December 31, 2013
Amounts borrowed (Credit Facility)	$—	$46.3
Obligations under capital leases	13.4	11.3
Total long-term debt	$13.4	$57.6
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which can be increased up to an additional $100 million, subject to certain provisions. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
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
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2014, the Company was in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31, 2014	December 31, 2013
Amounts borrowed	$—	$46.3
Outstanding letters of credit	$19.8	$21.8
Amounts available to borrow (1)	$172.1	$122.7
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three months ended March 31, 2014 and 2013 were $13.6 million and $34.3 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million and from $15.0 million to $73.3 million, respectively.
The weighted-average interest rate on the revolving credit facility for the three months ended March 31, 2014 and 2013 was 1.6% and 2.0%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million during each of the three months ended March 31, 2014 and 2013. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million for both periods. Unamortized debt issuance costs were $1.4 million as of March 31, 2014 and December 31, 2013.

5.	Contingencies
Litigation

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The Company and its insurers are planning to appeal the jury’s findings. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

6.	Income Taxes
The Company's effective tax rate was 40.0% for the three months ended March 31, 2014 compared to 36.6% for the same period in 2013. The provision for income taxes for the three months ended March 31, 2013 included a $0.1 million net benefit, which reduced the Company's effective tax rate by approximately 2.4%. The net benefit, related primarily to federal tax credits during the three months ended March 31, 2013, was not available in 2014.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.6 million at March 31, 2014 and December 31, 2013, all of which would impact the Company's effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $0.2 million through March 31, 2015.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. In 2011, the IRS initiated an examination of the Company’s federal tax returns for 2009 and 2010. The examination was finalized in the first quarter of 2013 and resulted in no adjustments. The 2010 to 2013 tax years remain subject to examination by federal and state tax authorities with the 2009 tax year still open for certain state tax authorities. The 2006 to 2013 tax years remain subject to examination by the tax authorities in Canada.

7.	Employee Benefit Plans
The Company sponsors a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic income of the qualified defined-benefit pension plan for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013
PENSION BENEFITS
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.6)	(0.6)
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)
There were no net periodic benefit costs incurred related to the post-retirement benefit plan for the three months ended March 31, 2014 and 2013.
The Company contributed $0.7 million and $0.6 million to the Pension Plans during the three months ended March 31, 2014 and 2013, respectively. The Company expects to contribute a total of $3.3 million and $0.3 million to the defined-benefit pension plan and post-retirement benefit plan, respectively, during 2014.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$2.4	11.5	$0.21	$2.6	11.5	$0.22
Effect of dilutive common share equivalents:
Restricted stock units		0.1	(0.01)		—	—
Stock options		—	—		0.1	—
Diluted EPS	$2.4	11.6	$0.20	$2.6	11.6	$0.22
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2014 and 2013.

9.	Stock-Based Compensation Plans
Grant Activities
During the three months ended March 31, 2014 and 2013, the Company granted 47,786 and 87,268 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $74.21 and $49.38, respectively.

In February 2014, the Company granted 69,400 performance-based shares to certain of its employees at a weighted-average grant date fair value of $73.59. The performance shares of 69,400 represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2014. In February 2013, we granted 90,500 performance-based shares to employees at a weighted-average grant date fair value of $49.13, of which none were ultimately earned and the shares have been canceled.
Stock-Based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.3 million for each of the three months ended March 31, 2014 and 2013. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $9.7 million at March 31, 2014, which is expected to be recognized over a weighted-average period of 2.2 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders' Equity
Dividends
The Board of Directors approved the following dividends in 2014 (in millions, except per share data):

Declaration Date	Dividends per Share	Record Date	Cash Payment Amount	Payment Date
February 7, 2014	$0.22	February 28, 2014	$2.5	March 24, 2014
May 2, 2014	$0.22	May 23, 2014	N/A (1)	June 16, 2014
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of record date.
In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $2.2 million, or $0.19 per common share on December 20, 2012, which was paid on December 31, 2012.
Repurchase of Common Stock
In May 2013, the Company's Board of Directors authorized a $30.0 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan that was then in place. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of March 31, 2014, the Company had $25.7 million available for future share repurchases under the program.
The following table summarizes the Company's stock repurchase activities for the three months ended March 31, 2014 and 2013 (in millions, except share data):

	Three Months Ended March 31,
	2014	2013
Number of shares repurchased	41,300	72,107
Average price per share	$72.36	$48.96
Total repurchase costs	$3.0	$3.5

11.	Segment and Geographic Information
As of March 31, 2014, the Company operated 28 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider), which support its wholesale distribution business. Twenty-four of the Company's distribution centers are located in the U.S. and four are located in Canada.
The Company's distribution centers (operating divisions), which produce almost all of its revenues, have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for 14.6% and 13.4% of the Company's net sales in the three months ended March 31, 2014 and 2013, respectively.
Information about the Company's business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net sales:
United States	$2,039.1	$1,905.6
Canada	256.0	232.2
Corporate (1)	5.8	7.9
Total	$2,300.9	$2,145.7

Income (loss) before income taxes:
United States	$3.2	$3.7
Canada	(0.3)	(0.3)
Corporate (1)	1.1	0.7
Total	$4.0	$4.1

Interest expense:
United States	$7.5	$6.9
Canada	0.3	0.3
Corporate (1)	(7.1)	(6.5)
Total	$0.7	$0.7

Depreciation and amortization:
United States	$5.5	$4.9
Canada	0.7	0.7
Corporate (1)	1.0	1.0
Total	$7.2	$6.6
_____________________________________________

(1)
Corporate consists of net expenses and other income that is not allocated to the U.S. and Canada, intercompany eliminations for interest and allocations of overhead, service fee revenue for the Company's consolidating warehouses, LIFO income or expense and reclassifying adjustments.

Identifiable assets by geographic area are as follows (in millions):

	March 31, 2014	December 31, 2013
Identifiable assets:
United States	$777.4	$844.8
Canada	88.1	112.0
Total	$865.5	$956.8

The net sales mix for the Company's primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Product Category	Net Sales	Net Sales
Cigarettes	$1,548.3	$1,463.4
Food	323.3	286.0
Candy	128.1	123.9
Other tobacco products	187.9	173.6
Health, beauty & general	83.0	72.0
Beverages	30.3	26.8
Total food/non-food products	752.6	682.3
Total net sales	$2,300.9	$2,145.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the condensed consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 30,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products ("OTP"), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

First Quarter Overview
In the first quarter of 2014, we remained focused on growing market share and increasing our food/non-food revenues and gross profit by leveraging our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), and providing customer category management expertise in order to make our independent retailers more relevant and profitable. We experienced sales growth and market share gains, resulting primarily from the establishment of distribution arrangements with two major customers and the execution of our core strategies. Further, we added over 600 new customer locations since the first quarter of 2013, and we continue to expand into other retail channels.
Net sales in the first quarter of 2014 increased 7.2% or $155.2 million, to $2,300.9 million compared to $2,145.7 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 8.4%, driven primarily by net market share gains and an increase in food/non-food sales to existing customers. We continue to see a shift in net sales to our food/non-food categories, which were 32.7% of our total net sales for the first quarter of 2014 compared to 31.8% for the same period in 2013.
Gross profit in the first quarter of 2014 increased $8.4 million, or 7.2%, to $124.4 million from $116.0 million during the same period in 2013. The increase in gross profit corresponded to our increase in sales, offset slightly by lower cigarette inventory holding gains. Remaining gross profit margin(1) was 5.51% for the first quarter of 2014 compared to 5.50% for the same period in 2013. The shift in sales mix toward higher margin food/non-food items increased remaining gross profit margin by 19 basis points, offset by the addition of two new major customers, which reduced margins by 12 basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately six basis points in 2014.
Operating expenses as a percentage of net sales were 5.2% for the first quarter of both 2014 and 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. Operating expenses for the first quarter of 2014 also included a $1.6 million increase in employee healthcare costs, which increased operating expenses as a percentage of sales by five basis points.
Net income was $2.4 million for the first quarter of 2014 compared to $2.6 million for the same period in 2013. The increase in gross profit of 7.2%, driven primarily by higher food/non-food sales and margins and slightly lower cigarette inventory holding gains, was offset by an 8.0% increase in operating expenses. Adjusted EBITDA(2) was $15.9 million for the first quarter of both 2014 and 2013.

________________________________________

(1)
Remaining gross profit and remaining gross profit margin are non-GAAP financial measures, which we provide to segregate the effects of cigarette inventory holding gains, LIFO expense and other items that significantly affect the comparability of gross profit and related margins (see the calculation of remaining gross profit and remaining gross profit margin in “Comparison of Sales and Gross Profit by Product Category” below).

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

•
On May 7, 2013, we signed a three year distribution agreement with Turkey Hill, a subsidiary of the Kroger Co. (“Kroger”) and the largest of Kroger's convenience divisions, to service all their convenience stores, which are located across Pennsylvania, Ohio and Indiana. With the addition of the Turkey Hill stores, we serviced approximately 700 Kroger convenience locations as of March 31, 2014.

We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. During 2014, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of March 31, 2014, there were approximately 9,200 participating stores in our “Fresh and Local™” program and sales for our fresh categories grew over 35% in the first quarter of 2014 compared with the same period in 2013.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2014			March 31, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$155.2	$2,300.9	100.0%	—%	$2,145.7	100.0%	—%
Net sales — Cigarettes	84.9	1,548.3	67.3	61.6	1,463.4	68.2	62.7
Net sales — Food/non-food	70.3	752.6	32.7	38.4	682.3	31.8	37.3
Net sales, less excise taxes (2)	128.3	1,828.4	79.5	100.0	1,700.1	79.2	100.0
Gross profit (3)	8.4	124.4	5.4	6.8	116.0	5.4	6.8
Warehousing and
distribution expenses	7.6	75.3	3.3	4.1	67.7	3.2	4.0
Selling, general and
administrative expenses	1.4	43.9	1.9	2.4	42.5	2.0	2.5
Amortization of
intangible assets	(0.1)	0.6	—	—	0.7	—	—
Income from operations	(0.5)	4.6	0.2	0.3	5.1	0.2	0.3
Interest expense	—	(0.7)	—	—	(0.7)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
losses, net	0.4	—	—	—	(0.4)	—	—
Income before taxes	(0.1)	4.0	0.2	0.2	4.1	0.2	0.2
Net income	(0.2)	2.4	0.1	0.1	2.6	0.1	0.2
Adjusted EBITDA (4)	—	15.9	0.7	0.9	15.9	0.7	0.9
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however, we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

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

Net Sales. Net sales increased by $155.2 million, or 7.2% to $2,300.9 million in the first quarter of 2014, from $2,145.7 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 8.4%, driven primarily by net market share gains and incremental food/non-food sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2014 increased by $84.9 million, or 5.8%, to $1,548.3 million from $1,463.4 million for the same period in 2013. The increase in net cigarette sales was driven primarily by the addition of two new major customers and a 2.7% increase in the average price per carton, partially offset by a decrease of 1.9% in carton sales for the remainder of the business. Excluding the two major customers, cigarette cartons decreased by 1.6% and 6.3% in the U.S. and Canada, respectively. The decrease in carton sales in Canada was due primarily to the loss of one non-major customer in the fourth quarter of 2013. Total net cigarette sales as a percentage of total net sales were 67.3% in the first quarter of 2014 compared to 68.2% for the same period last year.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2014 increased $70.3 million, or 10.3%, to $752.6 million from $682.3 million for the same quarter in 2013. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	March 31,
	2014	2013	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$323.3	$286.0	$37.3	13.0%
Candy	128.1	123.9	4.2	3.4%
Other tobacco products	187.9	173.6	14.3	8.2%
Health, beauty & general	83.0	72.0	11.0	15.3%
Beverages	30.3	26.8	3.5	13.1%
Total Food/Non-food Products	$752.6	$682.3	$70.3	10.3%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales for the first quarter of 2014 was driven primarily by net market share gains and incremental net sales from existing customers. Continued success in implementing our core strategies, benefiting primarily the food category, was a meaningful driver to the improvement in net sales to existing customers for the first quarter of 2014 compared to the same period last year. In addition, we continue to see higher sales of smokeless tobacco products in our OTP category and e-cigarettes included in our health, beauty & general product category. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.7% for the first quarter of 2014 compared to 31.8% for the same period in 2013.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the first quarter of 2014 increased by $8.4 million, or 7.2% to $124.4 million from $116.0 million for the same period in 2013 due primarily to the increase in food/non-food sales to existing customers. Gross profit margin was 5.41% of total net sales for the first three months of 2014 and 2013.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended March 31, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2014			March 31, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$155.2	$2,300.9	100.0%	—%	$2,145.7	100.0%	—%
Net sales, less excise taxes (2)	128.3	1,828.4	79.5	100.0	1,700.1	79.2	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.3)	$0.5	0.02%	0.03%	$0.8	0.04%	0.05%
LIFO expense	0.1	(2.8)	(0.12)	(0.15)	(2.9)	(0.13)	(0.18)
Remaining gross profit (4)	8.6	126.7	5.51	6.93	118.1	5.50	6.95
Gross profit	$8.4	$124.4	5.41%	6.80%	$116.0	5.41%	6.82%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see "Comparison of Sales and Gross Profit by Product Category").

(3)
The amount of cigarette inventory holding gains of $0.5 million for the first three months ended March 31, 2014 were attributable to Canada, compared to $0.4 million each for the U.S. and Canada, for the same period in 2013.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $8.6 million, or 7.3%, to $126.7 million for the first quarter of 2014, from $118.1 million for the same period in 2013. Remaining gross profit margin was 5.51% in the first quarter of 2014 compared to 5.50% for the same period in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 19 basis points, offset by the addition of two new major customers, which reduced margins by 12 basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately six basis points in 2014.
Cigarette remaining gross profit per carton decreased by 3.8% in the first quarter of 2014 compared to the same period in 2013 due primarily to the compressing impact of the two major customers gained during 2013.
Food/non-food remaining gross profit increased $9.0 million, or 10.9%, for the first quarter of 2014 compared to the same period in 2013. Food/non-food remaining gross profit margin increased six basis points to 12.20% in 2014 compared with 12.14% for the same period in 2013. Excluding the two new major customers, food/non-food remaining gross profit margin increased by 25 basis points driven primarily by sales growth in our food category and e-cigarette products, offset by OTP, which had higher sales in 2014 but lower gross profit margins relative to other food/non-food products.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise over 65% of the overall convenience store market and generally have higher gross profit margins. In addition, although price inflation did not materially impact our results from operations on a comparable basis in the first three months of 2014, our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.
For the first quarter of 2014, our remaining gross profit for food/non-food products was approximately 72.5% of our total remaining gross profit compared to 70.1% for the same period in 2013.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the first quarter of 2014, operating expenses increased by $8.9 million, or 8.0%, to $119.8 million from $110.9 million for the same period in 2013. As a percentage of net sales, total operating expenses were 5.2% for both the first quarter of 2014 and 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. Operating expenses for the first quarter of 2014 also included a $1.6 million increase in employee healthcare costs, which increased operating expenses as a percentage of sales by five basis points. The increase in employee healthcare costs was due primarily to increases in headcount and the severity of claims.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $7.6 million, or 11.2%, to $75.3 million in the first quarter of 2014 from $67.7 million for the same period in 2013. The increase in warehousing and distribution expenses was due primarily to a 13.1% increase in cubic feet of product sold driven primarily by our food/non-food category compared to the first quarter of 2013 and a $1.0 million increase in employee healthcare costs.
As a percentage of total net sales, warehousing and distribution expenses were 3.3% for the first quarter of 2014 compared with 3.2% for the same period in 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately six basis points in 2014 compared to the prior period, since food/non-food products have lower sales price points than the cigarette category.  We continue to gain efficiencies in our handling and delivery costs as evidenced by a reduction in our costs per cubic foot, which decreased 2.2% during the first quarter 2014 compared to the same period in 2013.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.4 million, or 3.3%, in the first quarter of 2014, to $43.9 million from $42.5 million for the same period in 2013. As a percentage of net sales, SG&A expenses were 1.9% for the first quarter of 2014 compared to 2.0% for the same period in 2013. The decline as a percentage of net sales was due primarily to leverage as a result of higher sales partially offset by an increase in employee healthcare costs of $0.6 million.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.7 million for both the first quarter of 2014 and 2013. Average borrowings in the first quarter of 2014 were $13.6 million, with an average interest rate of 1.6%, compared to average borrowings of $34.3 million and an average interest rate of 2.0% for the same period in 2013. Lower average borrowings and interest rates for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Gains (Losses), Net. We recognized foreign currency gains of less than $0.1 million in the first quarter of 2014 compared to $0.4 million of foreign currency transaction losses for the same period in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 40.0% for the three months ended March 31, 2014 compared to 36.6% for the same period in 2013. The provision for income taxes for the three months ended March 31, 2013 included a $0.1 million net benefit, which reduced our effective tax rate by approximately 2.4%. The net benefit, related primarily to federal tax credits during the three months ended March 31, 2013, was not available in 2014.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three months ended March 31, 2014 and 2013 (in millions) (1):

	Three Months Ended
	March 31,
	2014	2013
Cigarettes
Net sales	$1,548.3	$1,463.4
Excise taxes in sales (2)	421.1	396.8
Net sales, less excise taxes (3)	1,127.2	1,066.6
LIFO expense	1.5	1.2
Gross profit (4)	33.9	34.9
Gross profit %	2.19%	2.38%
Gross profit % less excise taxes	3.01%	3.27%
Remaining gross profit (6)	$34.9	$35.3
Remaining gross profit %	2.25%	2.41%
Remaining gross profit % less excise taxes	3.10%	3.31%

Food/Non-food Products
Net sales	$752.6	$682.3
Excise taxes in sales (2)	51.4	48.8
Net sales, less excise taxes (3)	701.2	633.5
LIFO expense	1.3	1.7
Gross profit (5)	90.5	81.1
Gross profit %	12.02%	11.89%
Gross profit % less excise taxes	12.91%	12.80%
Remaining gross profit (6)	$91.8	$82.8
Remaining gross profit %	12.20%	12.14%
Remaining gross profit % less excise taxes	13.09%	13.07%

Totals
Net sales	$2,300.9	$2,145.7
Excise taxes in sales (2)	472.5	445.6
Net sales, less excise taxes (3)	1,828.4	1,700.1
LIFO expense	2.8	2.9
Gross profit (4) (5)	124.4	116.0
Gross profit %	5.41%	5.41%
Gross profit % less excise taxes	6.80%	6.82%
Remaining gross profit (6)	$126.7	$118.1
Remaining gross profit %	5.51%	5.50%
Remaining gross profit % less excise taxes	6.93%	6.95%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Excise taxes included in our net sales consist of state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced since gross profit dollars generally remain the same.

(3)	Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in excise taxes.

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.5 million for the three months ended March 31, 2014 compared to $0.8 million for the same period of 2013.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2014 were $18.5 million compared to $11.0 million as of December 31, 2013. Our restricted cash was $10.6 million and $12.1 million as of March 31, 2014 and December 31, 2013, respectively. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2014, our cash flows from operating activities provided $77.6 million and at March 31, 2014, we had $172.1 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $17.3 million to $77.6 million for the three months ended March 31, 2014 compared to $60.3 million for the same period in 2013. This increase was due primarily to an increase in net cash provided by changes in working capital. Cash provided by accounts receivable, prepayments and deposits were offset by a slight decline in the cash provided by inventories. The majority of these changes were due to the timing of sales and inventory purchases at quarter end versus year end, recognizing that at year end, the amount and timing of purchases to preserve our LIFO layers and holiday safety stock varies.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $2.0 million to $3.9 million for the three months ended March 31, 2014 compared to $1.9 million for the same period in 2013. This increase was due primarily to cash used for capital expenditures, which were $5.0 million in 2014 and $1.7 million in 2013. Capital expenditures in the first quarter of 2013 were lower than normal due to the delay of several projects. Total capital expenditures for 2014 are expected to be approximately $30 million, which will be utilized for expansion projects and maintenance investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $7.2 million to $66.0 million for the three months ended March 31, 2014 compared to $58.8 million for the same period in 2013. This change was due primarily to a decrease in book overdrafts of $8.6 million, caused by the level of cash on hand in relation to the timing of vendor payments, and $2.6 million used to pay dividends to stockholders, offset by a $3.0 million decrease in repayments made under our Credit Facility. Our current intent is to continue to increase our dividends paid to stockholders over time to the extent we continue to generate sufficient cash without sacrificing foreseeable acquisition or investment opportunities to grow the business in the future.

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
The following table provides the components of Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013	% Change
Net income	$2.4	$2.6
Interest expense, net (1)	0.6	0.6
Provision for income taxes	1.6	1.5
Depreciation and amortization	7.2	6.6
LIFO expense	2.8	2.9
Stock-based compensation expense	1.3	1.3
Foreign currency transaction losses, net	—	0.4
Adjusted EBITDA	$15.9	$15.9	—%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA was $15.9 million for the three months ended March 31, 2014 and 2013. An increase in gross profit of 7.2% in the first quarter of 2014, driven primarily by higher food/non-food sales and margins, was offset by slightly lower cigarette inventory holding gains and an 8.0% increase in operating expenses.

Our Credit Facility
We have a Credit Facility with a capacity of $200 million which is expandable up to an additional $100 million of lenders' revolving commitments, subject to certain provisions. On May 30, 2013, we entered into the Fifth Amendment, which, among other things, extended the term of the Credit Facility from May 2016 to May 2018 and reduced the margin on LIBOR or CDOR borrowing rates. In addition, the Fifth Amendment provides for future stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, and re-established a $75 million ceiling for dividends allowable over the term of the Credit Facility.
All obligations under the Credit Facility are secured by first priority liens upon substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2014, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2014	2013
Amounts borrowed	$—	$46.3
Outstanding letters of credit	$19.8	$21.8
Amounts available to borrow	$172.1	$122.7
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three months ended March 31, 2014 and 2013 were $13.6 million and $34.3 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million and from $15.0 million to $73.3 million, respectively.
The weighted-average interest rate on our Credit Facility for the three months ended March 31, 2014 and 2013 was 1.6% and 2.0%, respectively. The weighted-average interest rate was calculated based on our daily cost of borrowing, which was computed on a blend of prime and LIBOR rates. We paid total unused facility fees and letter of credit participation fees, which are included in interest expense, of $0.2 million for each of the three months ended March 31, 2014 and 2013. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million for both periods. Unamortized debt issuance costs were $1.4 million as of March 31, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; competition in our distribution markets, including direct distribution by manufacturers; the dependence of some of our distribution centers on a few relatively large customers; gasoline and other price increases; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability claims, counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; our dependence on our senior management; shortages of qualified labor; attempts by unions to organize our employees; exposure to employee health benefit costs; compliance with governmental regulations; earthquake and natural disaster damage; exposure to insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital, including any restrictions placed on our operations by such borrowings; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” and this Form 10-Q and to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC Regulation G - Non-GAAP Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2013, as filed with SEC on March 3, 2014, did not change materially during the three months ended March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court's ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The Company and its insurers are planning to appeal the jury’s findings. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended March 31, 2014:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

January 1, 2014 to January 31, 2014	—	$—	$—	$28.7
February1, 2014 to February 28, 2014	—	—	—	28.7
March 1, 2014 to March 31, 2014	41,300	72.36	3.0	25.7
Total repurchases for the three months ended March 31, 2014	41,300	$72.36	$3.0	$25.7

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

CORE-MARK HOLDING COMPANY, INC.

May 8, 2014	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

May 8, 2014	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer