Form 10-Q
period 2014-06-30
Core-Mark Holding Company, Inc.
filed 2014-08-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
     Yes  ☐    No  ☒
As of July 31, 2014, 23,080,193 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15.9	$11.0
Restricted cash	11.3	12.1
Accounts receivable, net of allowance for doubtful accounts of $9.7 and
$9.4 as of June 30, 2014 and December 31, 2013, respectively	268.8	235.4
Other receivables, net	55.3	59.0
Inventories, net (Note 3)	306.1	389.2
Deposits and prepayments	75.2	53.0
Deferred income taxes	2.6	5.4
Total current assets	735.2	765.1
Property and equipment, net	121.5	114.9
Goodwill	22.9	22.9
Other intangible assets, net	20.1	20.8
Other non-current assets, net	30.3	33.1
Total assets	$930.0	$956.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$134.7	$109.3
Book overdrafts	24.7	22.9
Cigarette and tobacco taxes payable	160.8	182.5
Accrued liabilities	90.3	88.1
Deferred income taxes	0.3	3.1
Total current liabilities	410.8	405.9
Long-term debt (Note 4)	18.0	57.6
Deferred income taxes	13.6	13.4
Other long-term liabilities	12.5	12.5
Claims liabilities, net	27.3	28.2
Pension liabilities	3.5	5.2
Total liabilities	485.7	522.8
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 25,734,920 and
25,614,030 shares issued; 23,060,478 and 23,036,622 shares outstanding at
June 30, 2014 and December 31, 2013, respectively)	0.3	0.1
Additional paid-in capital	258.5	254.7
Treasury stock at cost (2,674,442 and 2,577,408 shares of common stock at
June 30, 2014 and December 31, 2013, respectively)	(47.6)	(44.6)
Retained earnings	238.8	229.5
Accumulated other comprehensive loss	(5.7)	(5.7)
Total stockholders’ equity	444.3	434.0
Total liabilities and stockholders’ equity	$930.0	$956.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,623.2	$2,509.9	$4,924.1	$4,655.6
Cost of goods sold	2,479.9	2,372.9	4,656.4	4,402.6
Gross profit	143.3	137.0	267.7	253.0
Warehousing and distribution expenses	78.1	72.8	153.4	140.5
Selling, general and administrative expenses	44.0	42.9	87.9	85.4
Amortization of intangible assets	0.7	0.7	1.3	1.4
Total operating expenses	122.8	116.4	242.6	227.3
Income from operations	20.5	20.6	25.1	25.7
Interest expense	(0.6)	(0.8)	(1.3)	(1.5)
Interest income	0.2	0.1	0.3	0.2
Foreign currency transaction loss, net	(0.2)	(0.1)	(0.2)	(0.5)
Income before income taxes	19.9	19.8	23.9	23.9
Provision for income taxes (Note 6)	(7.9)	(8.1)	(9.5)	(9.6)
Net income	$12.0	$11.7	$14.4	$14.3

Basic net income per common share (Note 8)	$0.52	$0.51	$0.63	$0.62
Diluted net income per common share (Note 8)	$0.52	$0.51	$0.62	$0.62

Basic weighted-average shares (Note 8)	23.1	23.0	23.1	23.0
Diluted weighted-average shares (Note 8)	23.2	23.2	23.2	23.2

Dividends declared and paid per common share (Note 10)	$0.11	$0.10	$0.22	$0.10
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$12.0	$11.7	$14.4	$14.3
Other comprehensive income / (loss), net of tax:
Defined benefit plans adjustments	0.1	0.1	0.1	0.2
Foreign currency translation adjustment gain / (loss)	1.2	(0.8)	(0.1)	(1.3)
Other comprehensive income / (loss), net of tax	1.3	(0.7)	—	(1.1)
Comprehensive income	$13.3	$11.0	$14.4	$13.2
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$14.4	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	6.9	6.6
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	2.8	2.7
Bad debt expense, net	0.7	0.4
Depreciation and amortization	15.1	13.4
Foreign currency transaction loss, net	0.2	0.5
Deferred income taxes	0.1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(34.2)	(51.6)
Other receivables, net	3.7	(2.0)
Inventories, net	75.8	42.4
Deposits, prepayments and other non-current assets	(23.2)	(31.2)
Accounts payable	25.3	42.9
Cigarette and tobacco taxes payable	(21.4)	(8.2)
Pension, claims, accrued and other long-term liabilities	0.6	5.4
Net cash provided by operating activities	67.0	35.8
Cash flows from investing activities:
Change in restricted cash	0.8	(0.7)
Additions to property and equipment, net	(14.8)	(6.7)
Capitalization of software costs	(1.1)	—
Net cash used in investing activities	(15.1)	(7.4)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(41.3)	(26.3)
Dividends paid	(5.1)	(2.2)
Payments on capital leases	(0.8)	(0.5)
Payments of financing costs	—	(0.3)
Repurchases of common stock	(3.0)	(3.8)
Proceeds from exercise of common stock options	1.0	2.0
Tax withholdings related to net share settlements of restricted stock units	(0.9)	(2.1)
Excess tax deductions associated with stock-based compensation	1.2	1.4
Increase in book overdrafts	1.8	4.4
Net cash used in financing activities	(47.1)	(27.4)
Effects of changes in foreign exchange rates	0.1	—
Change in cash and cash equivalents	4.9	1.0
Cash and cash equivalents, beginning of period	11.0	19.1
Cash and cash equivalents, end of period	$15.9	$20.1
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net	$12.8	$11.8
Interest paid	0.5	0.8
Non-cash capital lease obligations incurred	$3.5	$1.1
Unpaid property and equipment purchases included in accrued liabilities	$1.2	$0.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “we,” “us,” “our,” “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 31,000 customer locations in the United States (“U.S.”) and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Twenty-four of the Company's distribution centers are located in the U.S. and four are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2014, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company's audited financial statements, which are included in its 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.
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
On May 21, 2014, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. The additional shares were distributed on June 26, 2014 to shareholders of record at the close of business on June 9, 2014.  All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
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
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company's largest customer, accounted for approximately 14.6% of the Company's total net sales for the three and six months ended June 30, 2014, and approximately 13.0% of the Company's total net sales for each of the same periods in 2013. No single customer accounted for 10% or more of the Company's accounts receivables as of June 30, 2014 or December 31, 2013.

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
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements.
In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Topic 718 (ASU 2014-12). The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its financial statements.

3.	Inventories
Inventories consist of the following (in millions):

	June 30, 2014	December 31, 2013
Inventories at FIFO, net of reserves	$412.2	$488.2
Less: LIFO reserve	(106.1)	(99.0)
Total inventories at LIFO, net of reserves	$306.1	$389.2
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $4.3 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, and $7.1 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.

4.	Long-Term Debt
Total long-term debt consists of the following (in millions):

	June 30, 2014	December 31, 2013
Amounts borrowed (Credit Facility)	$5.0	$46.3
Obligations under capital leases	13.0	11.3
Total long-term debt	$18.0	$57.6

The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which can be increased up to an additional $100 million, subject to certain provisions. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, with a $75 million ceiling for dividends allowable over the term of the Credit Facility, which expires in May 2018.
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2014, the Company was in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30, 2014	December 31, 2013
Amounts borrowed	$5.0	$46.3
Outstanding letters of credit	$18.9	$21.8
Amounts available to borrow (1)	$165.4	$122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2014 were $6.9 million and $10.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million. For the three and six months ended June 30, 2013, average borrowings were $41.4 million and $37.9 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $112.0 million.
The weighted-average interest rate on the revolving credit facility for the three and six months ended June 30, 2014 was 1.7% and 1.6%, respectively, compared to 1.9% and 2.0% for the same periods in 2013. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2013, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.2 million during the three and six months ended June 30, 2014 and 2013, respectively. Unamortized debt issuance costs were $1.3 million as of June 30, 2014 and $1.4 million as of December 31, 2013.

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
The Company's effective tax rate was 39.5% and 39.6% for the three and six months ended June 30, 2014, respectively, compared to 40.9% and 40.2% for the same periods in 2013.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.6 million at June 30, 2014 and December 31, 2013, all of which would impact the Company's effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues could impact the total gross amount of unrecognized tax benefits by $0.2 million through June 30, 2015.
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
The following table provides the components of the net periodic income of the qualified defined-benefit pension plan for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
PENSION BENEFITS
Interest cost	$0.4	$0.4	$0.8	$0.8
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of net actuarial loss	0.1	0.2	0.2	0.3
Net periodic benefit income	$(0.1)	$—	$(0.2)	$(0.1)
The net period benefit costs incurred related to the post-retirement benefit plan was $0.1 million for both the three and six months ended June 30, 2014 and 2013.
The Company contributed $0.9 million and $1.6 million to the Pension Plans during the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.3 million, respectively, for the same periods in 2013. During 2014, the Company expects to contribute between $2.2 million and $3.3 million to the defined-benefit pension plan and $0.3 million to post-retirement benefit plan.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$12.0	23.1	$0.52	$11.7	23.0	$0.51
Effect of dilutive common share equivalents:
Restricted stock units		—	—		—	—
Stock options		0.1	—		0.2	—
Diluted EPS	$12.0	23.2	$0.52	$11.7	23.2	$0.51

	Six Months Ended June 30,
	2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$14.4	23.1	$0.63	$14.3	23.0	$0.62
Effect of dilutive common share equivalents:
Restricted stock units		0.1	(0.01)		—	—
Stock options		—	—		0.2	—
Diluted EPS	$14.4	23.2	$0.62	$14.3	23.2	$0.62
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2014 and 2013.

9.	Stock-Based Compensation Plans
Grant Activities
During the six months ended June 30, 2014 and 2013, the Company granted 95,572 and 174,536 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $37.10 and $24.69, respectively. There were no restricted stock units granted during the three months ended June 30, 2014 and 2013.
In February 2014, the Company granted 138,800 performance-based shares to certain of its employees at a weighted-average grant date fair value of $36.79. The performance shares of 138,800 represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2014. In February 2013, we granted 181,000 performance-based shares to employees at a weighted-average grant date fair value of $24.56, of which none were ultimately earned and the shares were canceled in 2013.
Stock-Based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation cost of

$2.8 million and $2.7 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $8.2 million at June 30, 2014, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders' Equity
Dividends
On May 21, 2014, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. The additional shares were distributed on June 26, 2014 to shareholders of record at the close of business on June 9, 2014. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
The Board of Directors approved the following cash dividends in 2014 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 7, 2014	$0.11	February 28, 2014	$2.5	March 24, 2014
May 2, 2014	$0.11	May 23, 2014	$2.5	June 16, 2014
July 31, 2014	$0.11	August 22, 2014	N/A (1)	September 15, 2014
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of record date.
Repurchase of Common Stock
In May 2013, the Company's Board of Directors authorized a $30.0 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan that was then in place. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of June 30, 2014, the Company had $25.7 million available for future share repurchases under the program.
The following table summarizes the Company's stock repurchase activities for the three and six months ended June 30, 2014 and 2013 (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of shares repurchased	600	11,004	83,200	155,218
Average price per share	$36.28	$28.74	$36.18	$24.78
Total repurchase costs	$—	$0.3	$3.0	$3.8

11.	Segment and Geographic Information
As of June 30, 2014, the Company operated 28 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider), which support its wholesale distribution business. Twenty-four of the Company's distribution centers are located in the U.S. and four are located in Canada.
The Company's distribution centers (operating divisions), which produce almost all of its revenues, have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for 14.6% and 13.0% of the Company's net sales in the three and six months ended June 30, 2014 and 2013, respectively.
Information about the Company's business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales:
United States	$2,294.3	$2,218.7	$4,333.4	$4,124.3
Canada	319.9	281.3	575.9	513.5
Corporate (1)	9.0	9.9	14.8	17.8
Total	$2,623.2	$2,509.9	$4,924.1	$4,655.6

Income (loss) before income taxes:
United States	$19.8	$18.2	$23.0	$21.9
Canada	0.7	0.2	0.4	(0.1)
Corporate (2)	(0.6)	1.4	0.5	2.1
Total	$19.9	$19.8	$23.9	$23.9

Interest expense:
United States	$7.8	$7.5	$15.3	$14.4
Canada	0.1	0.1	0.4	0.4
Corporate	(7.3)	(6.8)	(14.4)	(13.3)
Total	$0.6	$0.8	$1.3	$1.5

Depreciation and amortization:
United States	$6.2	$4.9	$11.7	$9.8
Canada	0.7	0.7	1.4	1.4
Corporate	1.0	1.2	2.0	2.2
Total	$7.9	$6.8	$15.1	$13.4
_____________________________________________

(1)	Consists primarily of external sales made by the Company's consolidating warehouse, management service fee revenue, an allowance for sales returns and certain other sales adjustments..

(2)	Consists primarily of net expenses and other income that is not allocated to the U.S. or Canada, intercompany eliminations for interest and allocations of overhead, and LIFO expense.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2014	December 31, 2013
Identifiable assets:
United States	$829.7	$844.8
Canada	100.3	112.0
Total	$930.0	$956.8

The net sales mix for the Company's primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,770.8	$1,702.9	$3,319.1	$3,166.3
Food	373.0	343.9	696.3	629.9
Candy (1)	137.2	136.3	265.3	256.5
Other tobacco products	211.0	202.0	398.9	375.6
Health, beauty & general (1)	88.2	84.6	171.2	160.3
Beverages	42.6	39.4	72.9	66.2
Equipment/other	0.4	0.8	0.4	0.8
Total food/non-food products	852.4	807.0	1,605.0	1,489.3
Total net sales	$2,623.2	$2,509.9	$4,924.1	$4,655.6
______________________________________________

(1)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales for Candy and Health, beauty & general products would have been $139.3 million and $81.6 million for the three months ended June 30, 2013, respectively. Net sales for Candy and Health, beauty & general products would have been $263.2 million and $153.6 million for the six months ended June 30, 2013, respectively.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 31,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, grocery stores, drug stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products ("OTP"), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

Second Quarter Overview
In the second quarter of 2014, we remained focused on growing market share and increasing our food/non-food revenues and gross profit by leveraging our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), and providing customer category management expertise in order to make our independent retailers more relevant and profitable. We experienced sales growth and market share gains, resulting primarily from the addition of two major customers in 2013 and the execution of our core strategies. Further, we added 860 net new customer locations since the second quarter of 2013, and we continue to expand within other retail channels.
Net sales in the second quarter of 2014 increased 4.5% or $113.3 million, to $2,623.2 million compared to $2,509.9 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 5.3%, driven primarily by market share gains and an increase in food/non-food sales to existing customers. Net sales in our Food category, which increased 8.5% in the second quarter, was the primary driver of the increase in food/non-food sales.
Gross profit in the second quarter of 2014 increased $6.3 million, or 4.6%, to $143.3 million from $137.0 million during the same period in 2013. The increase in gross profit corresponded to our increase in sales, offset by lower cigarette inventory holding gains. Remaining gross profit margin(1) increased five basis points to 5.50% in the second quarter of 2014 compared to 5.45% for the same period in 2013. The increase in remaining gross profit margin was driven primarily by a shift in sales mix towards higher margin food/non-food items, which increased overall remaining gross profit margin by 20 basis points, offset by the addition of two new major customers in 2013, which reduced margins by nine basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately six basis points in 2014.
Operating expenses as a percentage of net sales were 4.7% for the second quarter of 2014 compared to 4.6% for the same period in 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled coupled with a tightening of the driver pool in certain markets, contributed to higher operating costs.
Net income was $12.0 million for the second quarter of 2014 compared to $11.7 million for the same period in 2013. The increase in gross profit of 4.6%, driven primarily by higher food/non-food sales and margins and cigarette inventory holding gains, was offset by a 5.5% increase in operating expenses. Adjusted EBITDA(2) increased $1.7 million, or 5.2%, to $34.2 million for the second quarter from $32.5 million for the second quarter of 2013.

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
Some of our more recent expansion activities include:

•
In July 2014, we announced our plan to open a new distribution center in Glenwillow, Ohio which will support customer growth in this region. We expect to service approximately 1,000 new stores and redirect 1,000 existing stores from other Core-Mark distribution centers by the end of the first quarter in 2015. This transfer is expected to result in transportation cost savings as the Company reduces mileage to service customers in the region.

•
In June 2014, we signed a three year agreement with Rite Aid Corporation which expands our relationship and allows us to distribute frozen, refrigerated and fresh food to their stores. We are currently providing service to 860 Rite Aid stores nationwide.

•
In March 2013, we signed a five year agreement with Imperial Oil to service approximately 500 Esso branded stores located in Ontario and the Western Provinces of Canada. We successfully rolled out service to all the Esso stores in October 2013.

•
On May 7, 2013, we signed a three year distribution agreement with Turkey Hill, a subsidiary of the Kroger Co. (“Kroger”) and the largest of Kroger's convenience divisions, to service all their convenience stores, which are located across Pennsylvania, Ohio and Indiana. With the addition of the Turkey Hill stores, we serviced approximately 700 Kroger convenience locations as of June 30, 2014.

We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. During 2014, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of June 30, 2014, there were approximately 9,000 participating stores in our “Fresh and Local™” program and sales for our fresh categories grew over 23% in the second quarter of 2014 compared with the same period in 2013.

Results of Operations
Comparison of the Three Months Ended June 30, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2014			June 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$113.3	$2,623.2	100.0%	—%	$2,509.9	100.0%	—%
Net sales — Cigarettes	67.9	1,770.8	67.5	61.9	1,702.9	67.8	62.2
Net sales — Food/non-food	45.4	852.4	32.5	38.1	807.0	32.2	37.8
Net sales, less excise taxes (2)	97.0	2,083.3	79.4	100.0	1,986.3	79.1	100.0
Gross profit (3)	6.3	143.3	5.5	6.9	137.0	5.5	6.9
Warehousing and
distribution expenses	5.3	78.1	3.0	3.7	72.8	2.9	3.7
Selling, general and
administrative expenses	1.1	44.0	1.7	2.1	42.9	1.7	2.2
Amortization of
intangible assets	—	0.7	—	—	0.7	—	—
Income from operations	(0.1)	20.5	0.8	1.0	20.6	0.8	1.0
Interest expense	(0.2)	(0.6)	—	—	(0.8)	—	—
Interest income	0.1	0.2	—	—	0.1	—	—
Foreign currency transaction
losses, net	0.1	(0.2)	—	—	(0.1)	—	—
Income before taxes	0.1	19.9	0.8	1.0	19.8	0.8	1.0
Net income	0.3	12.0	0.5	0.6	11.7	0.5	0.6
Adjusted EBITDA (4)	1.7	34.2	1.3	1.6	32.5	1.3	1.6
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales increased by $113.3 million, or 4.5% to $2,623.2 million in the second quarter of 2014, from $2,509.9 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 5.3%, driven primarily by market share gains and incremental food/non-food sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2014 increased by $67.9 million, or 4.0%, to $1,770.8 million from $1,702.9 million for the same period in 2013. The increase in net cigarette sales was driven primarily by the addition of two new major customers during 2013 and a 3.5% increase in the average price per carton, offset partially by a decrease of 2.7% in carton sales for the remainder of the business. Excluding the two major customers, cigarette cartons decreased by 2.9% and 0.4% in the U.S. and Canada, respectively. Total net cigarette sales as a percentage of total net sales were 67.5% in the second quarter of 2014 compared to 67.8% for the same period last year.
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

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2014 increased $45.4 million, or 5.6%, to $852.4 million from $807.0 million for the same quarter in 2013. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	June 30,
	2014	2013	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$373.0	$343.9	$29.1	8.5%
Candy (2)	137.2	136.3	0.9	0.7%
Other tobacco products	211.0	202.0	9.0	4.5%
Health, beauty & general (2)	88.2	84.6	3.6	4.3%
Beverages	42.6	39.4	3.2	8.1%
Equipment/other	0.4	0.8	(0.4)	(50.0)%
Total Food/Non-food Products	$852.4	$807.0	$45.4	5.6%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales of Health, beauty & general products and net sales of Candy would have been $81.6 million and $139.3 million, respectively.

The increase in food/non-food sales for the second quarter of 2014 was driven primarily by net incremental sales from existing customers and market share gains. The success of our core strategies continued to be the primary driver to the improvement in net sales, primarily benefiting the food category, to existing customers for the second quarter of 2014 compared to the same period last year. In addition, we continue to see higher sales of smokeless tobacco products in our OTP category and e-cigarettes included in our health, beauty & general category. Although the growth rate for e-cigarettes is moderating consistent with industry trends, we believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.5% for the second quarter of 2014 compared to 32.2% for the same period in 2013.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the second quarter of 2014 increased $6.3 million, or 4.6% to $143.3 million from $137.0 million for the same period in 2013 due primarily to increases in sales and margins in our food/non-food category. Gross profit margin was 5.46% of total net sales for both of the three months ended June 30, 2014 and 2013.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended June 30, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2014			June 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$113.3	$2,623.2	100.0%	—%	$2,509.9	100.0%	—%
Net sales, less excise taxes (2)	97.0	2,083.3	79.4	100.0	1,986.3	79.1	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.6)	$3.3	0.12%	0.16%	$3.9	0.16%	0.20%
LIFO expense	0.6	(4.3)	(0.16)	(0.21)	(3.7)	(0.15)	(0.19)
Remaining gross profit (4)	7.5	144.3	5.50	6.93	136.8	5.45	6.89
Gross profit	$6.3	$143.3	5.46%	6.88%	$137.0	5.46%	6.90%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $3.1 million and $0.2 million, respectively, for the three months ended June 30, 2014, compared to $3.8 million and $0.1 million, for the same period in 2013.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $7.5 million, or 5.5%, to $144.3 million for the second quarter of 2014, from $136.8 million for the same period in 2013. Remaining gross profit margin increased five basis points to 5.50% in the second quarter of 2014 compared to 5.45% for the same period in 2013. The increase in remaining gross profit was driven primarily by a shift in sales mix towards higher margin food/non-food items and an increase in the percentage of rebates and incentives earned, which increased overall remaining gross profit margin by 20 basis points, offset by the addition of two new major customers in 2013, which reduced margins by nine basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately six basis points in 2014.
Cigarette remaining gross profit per carton increased by 1.7% in the second quarter of 2014 compared to the same period in 2013 due primarily to higher discounts and incentives earned as a result of increases in manufacturer prices and changes in our cigarette sales mix, offset by the compressing impact of the two major customers gained during 2013.
Food/non-food remaining gross profit increased $7.0 million, or 7.2%, for the second quarter of 2014 compared to the same period in 2013. Food/non-food remaining gross profit margin increased 18 basis points to 12.19% in 2014 compared with 12.01% for the same period in 2013. Excluding the two new major customers, food/non-food remaining gross profit margin increased by 31 basis points driven by sales growth in our food category and a shift toward higher margin items due primarily to the continued success of our marketing strategies.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise over 65% of the overall convenience store market and generally have higher gross profit margins. In addition, although price inflation did not materially impact our results from operations on a comparable basis in the second quarter of 2014, our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.
For the second quarter of 2014, our remaining gross profit for food/non-food products was approximately 72.0% of our total remaining gross profit compared to 70.8% for the same period in 2013.

Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the second quarter of 2014, operating expenses increased by $6.4 million, or 5.5%, to $122.8 million from $116.4 million for the same period in 2013. As a percentage of net sales, total operating expenses were 4.7% for the second quarter of 2014 compared to 4.6% for the same period in 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased $5.3 million, or 7.3%, to $78.1 million in the second quarter of 2014 from $72.8 million for the same period in 2013. The increase in warehousing and distribution expenses was due primarily to a 5.8% increase in cubic feet of product sold driven primarily by our food/non-food category compared to the second quarter of 2013.  In addition, we incurred incremental distribution related expenses due primarily to a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We are developing strategies to assist in the hiring, training and retention of drivers. These strategies are expected to result in lower transportation costs over the balance of 2014 and into 2015.
As a percentage of total net sales, warehousing and distribution expenses were 3.0% for the second quarter of 2014 compared with 2.9% for the same period in 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately 5 basis points in 2014 compared to the prior period, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.1 million, or 2.6%, in the second quarter of 2014, to $44.0 million from $42.9 million for the same period in 2013. As a percentage of net sales, SG&A expenses were 1.7% for both the three months ended 2014 and 2013.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. Average borrowings in the second quarter of 2014 were $6.9 million, with a weighted average interest rate of 1.7%, compared to average borrowings of $41.4 million and an average interest rate of 1.9% for the same period in 2013. Lower average borrowings and interest rates for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Losses, Net. We recognized foreign currency losses of $0.2 million in the second quarter of 2014 compared to $0.1 million for the same period in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.5% for the three months ended June 30, 2014 compared to 40.9% for the same period in 2013. The provision for income taxes for the three months ended June 30, 2013 included a $0.2 million net charge, which increased the Company's effective tax rate by approximately 1.0%. The net charge, related primarily to an increase in preacquisition uncertain tax positions. We currently expect our effective tax rate to be approximately 39.0% for 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2014			June 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$268.5	$4,924.1	100.0%	—%	$4,655.6	100.0%	—%
Net sales — Cigarettes	152.8	3,319.1	67.4	61.8	3,166.3	68.0	62.4
Net sales — Food/non-food	115.7	1,605.0	32.6	38.2	1,489.3	32.0	37.6
Net sales, less excise taxes (2)	225.3	3,911.7	79.4	100.0	3,686.4	79.2	100.0
Gross profit (3)	14.7	267.7	5.4	6.8	253.0	5.4	6.9
Warehousing and
distribution expenses	12.9	153.4	3.1	3.9	140.5	3.0	3.8
Selling, general and
administrative expenses	2.5	87.9	1.8	2.2	85.4	1.8	2.3
Amortization of
intangible assets	(0.1)	1.3	—	—	1.4	—	—
Income from operations	(0.6)	25.1	0.5	0.6	25.7	0.6	0.7
Interest expense	(0.2)	(1.3)	—	—	(1.5)	—	—
Interest income	0.1	0.3	—	—	0.2	—	—
Foreign currency transaction
losses, net	(0.3)	(0.2)	—	—	(0.5)	—	—
Income before taxes	—	23.9	0.5	0.6	23.9	0.5	0.6
Net income	0.1	14.4	0.3	0.4	14.3	0.3	0.4
Adjusted EBITDA (4)	1.7	50.1	1.0	1.3	48.4	1.0	1.3
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales increased by $268.5 million, or 5.8% to $4,924.1 million for the six months ended June 30, 2014, from $4,655.6 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 6.7%, due primarily to market share gains and incremental food/non-food sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2014 increased by $152.8 million, or 4.8%, to $3,319.1 million from $3,166.3 million for the same period in 2013. The increase in net cigarette sales was driven primarily by the addition of two new major customers in 2013 and a 3.0% increase in the average price per carton, offset partially by a decrease of 2.2% in carton sales for the remainder of the business. Excluding the two major customers, cigarette cartons decreased by 2.2% and 2.3% in the U.S. and Canada, respectively. Total net cigarette sales as a percentage of total net sales were 67.4% for the six months ended June 30, 2014 compared to 68.0% for the same period last year.
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

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2014 increased $115.7 million, or 7.8%, to $1,605.0 million from $1,489.3 million for the same period in 2013. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Six Months Ended
	June 30,
	2014	2013	Increase / (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$696.3	$629.9	$66.4	10.5%
Candy (2)	265.3	256.5	8.8	3.4%
Other tobacco products	398.9	375.6	23.3	6.2%
Health, beauty & general (2)	171.2	160.3	10.9	6.8%
Beverages	72.9	66.2	6.7	10.1%
Equipment/other	0.4	0.8	(0.4)	(50.0)%
Total Food/Non-food Products	$1,605.0	$1,489.3	$115.7	7.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales of Health, beauty & general products and net sales of Candy would have been $153.6 million and $263.2 million, respectively.

The increase in food/non-food sales for the six months ended June 30, 2014 was driven primarily by net incremental sales to existing customers and market share gains. The success of our core strategies continued to be the primary driver to the improvement in net sales, primarily benefiting the food category, to existing customers for the six months ended June 30, 2014 compared to the same period last year. In addition, we continue to see higher sales of smokeless tobacco products in our OTP category and e-cigarettes included in our health, beauty & general category. Although the growth rate for e-cigarettes is moderating consistent with industry trends, we believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.6% for the six months ended June 30, 2014 compared to 32.0% for the same period in 2013.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2014 increased by $14.7 million, or 5.8% to $267.7 million from $253.0 million for the same period in 2013 due primarily to increases in sales and margins in our food/non-food category. Gross profit margin was 5.44% and 5.43% of total net sales for the six months ended June 30, 2014 and 2013, respectively.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2014 and 2013 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2014			June 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$268.5	$4,924.1	100.0%	—%	$4,655.6	100.0%	—%
Net sales, less excise taxes (2)	225.3	3,911.7	79.4	100.0	3,686.4	79.2	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.9)	$3.8	0.08%	0.10%	$4.7	0.09%	0.13%
LIFO expense	0.5	(7.1)	(0.14)	(0.19)	(6.6)	(0.14)	(0.18)
Remaining gross profit (4)	16.1	271.0	5.50	6.93	254.9	5.48	6.91
Gross profit	$14.7	$267.7	5.44%	6.84%	$253.0	5.43%	6.86%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $3.0 million and $0.8 million, respectively, for the six months ended June 30, 2014, compared to $4.2 million and $0.5 million, for the same period in 2013.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $16.1 million, or 6.3%, to $271.0 million for the six months ended June 30, 2014, from $254.9 million for the same period in 2013. Remaining gross profit margin was 5.50% for the six months ended June 30, 2014 compared to 5.48% for the same period in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 20 basis points, offset by the addition of two new major customers, which reduced margins by 12 basis points. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margin by approximately 6 basis points in 2014.
Cigarette remaining gross profit per carton decreased by 1.7% in the six months ended June 30, 2014 compared to the same period in 2013 due primarily to the compressing impact of the two major customers gained during 2013.
Food/non-food remaining gross profit increased $16.1 million, or 9.0%, for the six months ended June 30, 2014 compared to the same period in 2013. Food/non-food remaining gross profit margin increased 13 basis points to 12.19% in 2014 compared with 12.06% for the same period in 2013. Excluding the two new major customers, food/non-food remaining gross profit margin increased by 30 basis points driven by sales growth in our food category and the shift toward higher margin items due primarily to the continued success of our marketing strategies and other programs.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise over 65% of the overall convenience store market and generally have higher gross profit margins. In addition, although price inflation did not materially impact our results from operations on a comparable basis in the first six months of 2014, our gross profit can be positively or negatively impacted on a comparable basis depending on the relative level of price inflation or deflation period over period.
For the six months ended June 30, 2014, our remaining gross profit for food/non-food products was approximately 72.2% of our total remaining gross profit compared to 70.5% for the same period in 2013.

Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. For the six months ended June 30, 2014, operating expenses increased by $15.3 million, or 6.7%, to $242.6 million from $227.3 million for the same period in 2013. As a percentage of net sales, total operating expenses were 4.9% for both the six months ended June 30, 2014 and 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. Operating expenses for the six months ended June 30, 2014 also included a $2.0 million increase in employee healthcare costs, which increased operating expenses as a percentage of sales by 2 basis points. The increase in employee healthcare costs was due primarily to increases in headcount and the severity of claims experienced during the first quarter of 2014.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $12.9 million, or 9.2%, to $153.4 million for six months ended June 30, 2014 from $140.5 million for the same period in 2013. The increase in warehousing and distribution expenses was due primarily to a 9.1% increase in cubic feet of product sold driven primarily by our food/non-food category compared to the six months ended June 30, 2013 and a $1.4 million increase in employee healthcare costs.  In addition, during the second quarter we incurred incremental distribution related expenses due primarily to a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We are developing strategies to assist in the hiring, training and retention of drivers. These strategies are expected to result in lower transportation costs over the balance of 2014 and into 2015.
As a percentage of total net sales, warehousing and distribution expenses were 3.1% for the six months ended June 30, 2014 compared with 3.0% for the same period in 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately 5 basis points in 2014 compared to the prior period, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.5 million, or 2.9%, for the six months ended June 30, 2014, to $87.9 million from $85.4 million for the same period in 2013. As a percentage of net sales, SG&A expenses were 1.8% for both the six months ended June 30, 2014 and 2013.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $1.3 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Average borrowings for the six months ended June 30, 2014 were $10.2 million, with a weighted average interest rate of 1.6%, compared to average borrowings of $37.9 million and an average interest rate of 2.0% for the same period in 2013. Lower average borrowings and interest rates for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Losses, Net.  We recognized foreign currency loss of $0.2 million for the six months ended June 30, 2014 compared to $0.5 million for the same period in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.6% for the six months ended June 30, 2014 compared to 40.2% for the same period in 2013. The provision for income taxes for the six months ended June 30, 2013 included a $0.1 million net charge, which increased the Company's effective tax rate by approximately 0.4%. The net charge, related primarily to an increase in preacquisition uncertain tax positions. We currently expect our effective tax rate to be approximately 39.0% for 2014.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and six months ended June 30, 2014 and 2013 (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cigarettes
Net sales	$1,770.8	$1,702.9	$3,319.1	$3,166.3
Excise taxes in sales (2)	481.3	468.0	902.4	864.8
Net sales, less excise taxes (3)	1,289.5	1,234.9	2,416.7	2,301.5
LIFO expense	1.8	2.1	3.2	3.3
Gross profit (4)	42.0	41.7	75.9	76.7
Gross profit %	2.37%	2.45%	2.29%	2.42%
Gross profit % less excise taxes	3.26%	3.38%	3.14%	3.33%
Remaining gross profit (6)	$40.5	$39.9	$75.3	$75.3
Remaining gross profit %	2.29%	2.34%	2.27%	2.38%
Remaining gross profit % less excise taxes	3.14%	3.23%	3.12%	3.27%

Food/Non-food Products
Net sales	$852.4	$807.0	$1,605.0	$1,489.3
Excise taxes in sales (2)	58.6	55.6	110.0	104.4
Net sales, less excise taxes (3)	793.8	751.4	1,495.0	1,384.9
LIFO expense	2.5	1.6	3.9	3.3
Gross profit (5)	101.4	95.3	191.8	176.3
Gross profit %	11.90%	11.81%	11.95%	11.84%
Gross profit % less excise taxes	12.77%	12.68%	12.83%	12.73%
Remaining gross profit (6)	$103.9	$96.9	$195.7	$179.6
Remaining gross profit %	12.19%	12.01%	12.19%	12.06%
Remaining gross profit % less excise taxes	13.09%	12.90%	13.09%	12.97%

Totals
Net sales	$2,623.2	$2,509.9	$4,924.1	$4,655.6
Excise taxes in sales (2)	539.9	523.6	1,012.4	969.2
Net sales, less excise taxes (3)	2,083.3	1,986.3	3,911.7	3,686.4
LIFO expense	4.3	3.7	7.1	6.6
Gross profit (4) (5)	143.3	137.0	267.7	253.0
Gross profit %	5.46%	5.46%	5.44%	5.43%
Gross profit % less excise taxes	6.88%	6.90%	6.84%	6.86%
Remaining gross profit (6)	$144.3	$136.8	$271.0	$254.9
Remaining gross profit %	5.50%	5.45%	5.50%	5.48%
Remaining gross profit % less excise taxes	6.93%	6.89%	6.93%	6.91%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $3.3 million and $3.8 million for the three and six months ended June 30, 2014, respectively, compared to $3.9 million and $4.7 million for the same periods in 2013.

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

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2014 were $15.9 million compared to $11.0 million as of December 31, 2013. Our restricted cash was $11.3 million and $12.1 million as of June 30, 2014 and December 31, 2013, respectively. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2014, our cash flows from operating activities provided $67.0 million and at June 30, 2014, we had $165.4 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $31.2 million to $67.0 million for the six months ended June 30, 2014 compared to $35.8 million for the same period in 2013. This increase was due primarily to an increase in net cash provided by changes in working capital of $28.9 million and an increase of $2.3 million attributable largely to net income adjusted for non-cash items. The increase in working capital was due primarily to a decrease in inventory, offset partially by a decrease in related accounts payable and cigarette and tobacco taxes payable. This was due primarily to the timing of inventory purchases at quarter end versus year end, recognizing that at year end, the amount and timing of purchases to preserve our LIFO layers and holiday safety stock varies. These factors were offset partially by an increase in accounts and other receivables due to timing of sales and collections at the end of each quarter.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $7.7 million to $15.1 million for the six months ended June 30, 2014 compared to $7.4 million for the same period in 2013. This increase was due primarily to cash used for capital expenditures, which were $14.8 million in 2014 and $6.7 million in 2013. Capital expenditures in the first half of 2013 were lower than normal due to the delay of several projects. Total capital expenditures for 2014 are expected to be approximately $50 million. In addition to normal expansion projects and maintenance investments, we expect to spend approximately $16 million to establish a new division in Ohio, and an additional $2 million on infrastructure to accommodate new business.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $19.7 million to $47.1 million for the six months ended June 30, 2014 compared to $27.4 million for the same period in 2013. This change was due primarily to an increase of $15 million in net repayments made under our Credit Facility, and an increase of $2.9 million used to pay dividends to stockholders. The first six months of 2013 included only one dividend as the dividend for the first quarter of 2013 was accelerated into the fourth quarter of 2012. Our current intent is to continue to increase our dividends paid to stockholders over time to the extent we continue to generate sufficient cash without sacrificing foreseeable acquisition or investment opportunities to grow the business in the future.

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
The following table provides the components of Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Net income	$12.0	$11.7		$14.4	$14.3
Interest expense, net (1)	0.4	0.7		1.0	1.3
Provision for income taxes	7.9	8.1		9.5	9.6
Depreciation and amortization	7.9	6.8		15.1	13.4
LIFO expense	4.3	3.7		7.1	6.6
Stock-based compensation expense	1.5	1.4		2.8	2.7
Foreign currency transaction losses, net	0.2	0.1		0.2	0.5
Adjusted EBITDA	$34.2	$32.5	5.2%	$50.1	$48.4	3.5%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three months ended June 30, 2014 increased $1.7 million, or 5.2%, to $34.2 million compared to $32.5 million for the same period in 2013. An increase in gross profit of 4.6% in the second quarter of 2014, driven primarily by higher food/non-food sales and margins and market share gains, was offset by lower cigarette inventory holding gains and a 5.5% increase in operating expenses.
Adjusted EBITDA for the six months ended June 30, 2014 increased $1.7 million, or 3.5%, to $50.1 million compared to $48.4 million for the same period in 2013. An increase in gross profit of 5.8% in the six month ended June 30, 2014, driven primarily by higher food/non-food sales and margins and market share gains, was offset by lower cigarette inventory holding gains and a 6.7% increase in operating expenses.

Our Credit Facility
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which can be increased up to an additional $100 million, subject to certain provisions. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, with a $75 million ceiling for dividends allowable over the term of the Credit Facility, which expires in May 2018.
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2014, the Company was in compliance with all of the covenants under the Credit Facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2014	2013
Amounts borrowed	$5.0	$46.3
Outstanding letters of credit	$18.9	$21.8
Amounts available to borrow (1)	$165.4	$122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2014 were $6.9 million and $10.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million. For the three and six months ended June 30, 2013, average borrowings were $41.4 million and $37.9 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $112.0 million.
The weighted-average interest rate on the revolving credit facility for the three and six months ended June 30, 2014 was 1.7% and 1.6%, respectively, compared to 1.9% and 2.0% for the same periods in 2013. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2013, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.2 million during the three and six months ended June 30, 2014 and 2013, respectively. Unamortized debt issuance costs were $1.3 million as of June 30, 2014 and $1.4 million as of December 31, 2013.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2013, as filed with SEC on March 3, 2014, did not change materially during the six months ended June 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock shares during the three months ended June 30, 2014:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

April 1, 2014 to April 30, 2014	600	$36.28	$—	$25.7
May 1, 2014 to May 31, 2014		—	—	25.7
June 1, 2014 to June 30, 2014	—	—	—	25.7
Total repurchases for the three months ended June 30, 2014	600	$36.28	$—	$25.7

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

CORE-MARK HOLDING COMPANY, INC.

August 7, 2014	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

August 7, 2014	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer