Form 10-K/A
period 2013-12-31
Core-Mark Holding Company, Inc.
filed 2014-09-05
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 amends Core-Mark Holding Company, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 3, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 for the purpose of  including conformed signatures of the Chief Executive Officer in exhibits 31.1 and 32.1 and the Chief Financial Officer in exhibits 31.2 and 32.2, which signatures were inadvertently omitted in the Original Filing.  Additionally, a typographical error located on page one regarding the U.S. convenience retail industry gross profit for in-store sales was corrected to read "$62.5 billion." The entire Original Filing, as amended, is being re-filed.

Except as described above, there have been no changes to the Original Filing. The Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the Original Filing, or to modify the disclosures contained in the Original Filing other than to reflect the changes described above.

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
We operate in an industry where, in 2012, based on the National Association of Convenience Stores (NACS) 2013 State of the Industry (“SOI”) Report, total in-store sales at convenience retail locations in the U.S. increased 2.2% to approximately $199 billion and were generated through approximately 149,000 stores. According to a more recent report from NACS, the number of convenience stores grew 1.4% in 2013 to approximately 151,000 stores. The U.S. convenience retail industry gross profit for in-store sales decreased 1.3% to approximately $62.5 billion in 2012 from $63.3 billion in 2011. Over the ten years from 2003 through 2013, U.S. convenience in-store sales increased by a compounded annual growth rate of 5.5%. In Canada, based on the Canadian Convenience Store Association (CCSA) 2013 Industry Report, we estimate that total in-store sales at convenience locations were approximately $23.1 billion generated through approximately 23,100 stores.
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

11.1	Statement of Computation of Earnings Per Share (required information contained within this Annual Report on Form 10-K).

18.1	Deloitte & Touche LLP Preferability Letter on Change in Annual Date for Goodwill Impairment Test.

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this 10-K/A.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this 10-K/A.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 with respect to this 10-K/A.

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 with respect to this 10-K/A.

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date: September 5, 2014	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ THOMAS B. PERKINS	President, Chief Executive Officer and	September 5, 2014
Thomas B. Perkins	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Senior Vice President and Chief Financial	September 5, 2014
Stacy Loretz-Congdon	Officer (Principal Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	September 5, 2014
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	September 5, 2014
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	September 5, 2014
Robert A. Allen

/S/ STUART W. BOOTH	Director	September 5, 2014
Stuart W. Booth

/S/ GARY F. COLTER	Director	September 5, 2014
Gary F. Colter

/S/ ROBERT G. GROSS	Director	September 5, 2014
Robert G. Gross

/S/ HARVEY L. TEPNER	Director	September 5, 2014
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	September 5, 2014
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