Form 10-Q
period 2014-09-30
Core-Mark Holding Company, Inc.
filed 2014-11-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
     Yes  ☐    No  ☒
As of October 31, 2014, 23,115,014 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24.2	$11.0
Restricted cash	11.7	12.1
Accounts receivable, net of allowance for doubtful accounts of $10.2 and
$9.4 as of September 30, 2014 and December 31, 2013, respectively	265.5	235.4
Other receivables, net	61.2	59.0
Inventories, net (Note 3)	338.3	389.2
Deposits and prepayments	61.6	53.0
Deferred income taxes	2.6	5.4
Total current assets	765.1	765.1
Property and equipment, net	131.1	114.9
Goodwill	22.9	22.9
Other intangible assets, net	21.1	20.8
Other non-current assets, net	31.6	33.1
Total assets	$971.8	$956.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131.8	$109.3
Book overdrafts	23.4	22.9
Cigarette and tobacco taxes payable	162.1	182.5
Accrued liabilities	101.0	88.1
Deferred income taxes	0.3	3.1
Total current liabilities	418.6	405.9
Long-term debt (Note 4)	41.3	57.6
Deferred income taxes	14.9	13.4
Other long-term liabilities	11.8	12.5
Claims liabilities	27.3	28.2
Pension liabilities	3.2	5.2
Total liabilities	517.1	522.8
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 25,826,067 and
25,614,030 shares issued; 23,103,908 and 23,036,622 shares outstanding at
September 30, 2014 and December 31, 2013, respectively)	0.3	0.1
Additional paid-in capital	261.7	254.7
Treasury stock at cost (2,722,159 and 2,577,408 shares of common stock at
September 30, 2014 and December 31, 2013, respectively)	(49.9)	(44.6)
Retained earnings	249.9	229.5
Accumulated other comprehensive loss	(7.3)	(5.7)
Total stockholders’ equity	454.7	434.0
Total liabilities and stockholders’ equity	$971.8	$956.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,747.4	$2,620.7	$7,671.5	$7,276.3
Cost of goods sold	2,596.0	2,479.9	7,252.4	6,882.5
Gross profit	151.4	140.8	419.1	393.8
Warehousing and distribution expenses	83.5	79.4	236.9	219.9
Selling, general and administrative expenses	47.0	41.3	134.9	126.7
Amortization of intangible assets	0.7	0.6	2.0	2.0
Total operating expenses	131.2	121.3	373.8	348.6
Income from operations	20.2	19.5	45.3	45.2
Interest expense	(0.5)	(0.6)	(1.8)	(2.1)
Interest income	0.1	0.1	0.4	0.3
Foreign currency transaction gains (losses), net	0.2	(0.1)	—	(0.6)
Income before income taxes	20.0	18.9	43.9	42.8
Provision for income taxes (Note 6)	(6.3)	(6.6)	(15.8)	(16.2)
Net income	$13.7	$12.3	$28.1	$26.6

Basic net income per common share (Note 8)	$0.59	$0.54	$1.22	$1.16
Diluted net income per common share (Note 8)	$0.59	$0.53	$1.21	$1.15

Basic weighted-average shares (Note 8)	23.1	23.0	23.1	23.0
Diluted weighted-average shares (Note 8)	23.3	23.2	23.2	23.2

Dividends declared and paid per common share (Note 10)	$0.11	$0.10	$0.33	$0.19
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$13.7	$12.3	$28.1	$26.6
Other comprehensive income (loss), net of tax:
Defined benefit plans adjustments	0.1	—	0.2	0.2
Foreign currency translation adjustment gain (loss)	(1.7)	0.6	(1.8)	(0.7)
Other comprehensive income (loss), net of tax	(1.6)	0.6	(1.6)	(0.5)
Comprehensive income	$12.1	$12.9	$26.5	$26.1
______________________________________________
  See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$28.1	$26.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	13.4	8.9
Amortization of debt issuance costs	0.2	0.3
Stock-based compensation expense	4.3	4.0
Bad debt expense, net	1.3	0.7
Depreciation and amortization	23.4	20.2
Foreign currency transaction loss, net	—	0.6
Deferred income taxes	1.5	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	(32.5)	(23.3)
Other receivables, net	(2.5)	(3.6)
Inventories, net	34.6	9.0
Deposits, prepayments and other non-current assets	(10.4)	(5.0)
Excess tax deductions associated with stock-based compensation	(2.4)	(1.8)
Accounts payable	23.6	31.4
Cigarette and tobacco taxes payable	(18.0)	(10.1)
Pension, claims, accrued and other long-term liabilities	4.9	1.1
Net cash provided by operating activities	69.5	59.2
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(1.8)
Change in restricted cash	0.4	(0.8)
Additions to property and equipment, net	(24.1)	(13.0)
Capitalization of software costs	(3.2)	—
Net cash used in investing activities	(26.9)	(15.6)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(17.7)	(35.1)
Dividends paid	(7.7)	(4.5)
Payments on capital leases	(1.3)	(0.7)
Repurchases of common stock	(5.3)	(5.7)
Proceeds from exercise of common stock options	1.9	2.4
Tax withholdings related to net share settlements of restricted stock units	(1.4)	(2.6)
Excess tax deductions associated with stock-based compensation	2.4	1.8
Increase (decrease) in book overdrafts	0.5	(2.2)
Net cash used in financing activities	(28.6)	(46.6)
Effects of changes in foreign exchange rates	(0.8)	(0.2)
Change in cash and cash equivalents	13.2	(3.2)
Cash and cash equivalents, beginning of period	11.0	19.1
Cash and cash equivalents, end of period	$24.2	$15.9
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net	$15.4	$17.8
Interest paid	$0.7	$1.2
Non-cash capital lease obligations incurred	$4.7	$1.3
Unpaid property and equipment purchases included in accrued liabilities	$7.8	$0.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 33,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider). Twenty-five of the Company’s distribution centers are located in the U.S. and four are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements, which are included in its 2013 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Form 10-K, as amended, for the year ended December 31, 2013.
The unaudited condensed consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.
On May 21, 2014, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014.  All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
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

Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for approximately 14.6% of the Company’s total net sales for both the three and nine months ended September 30, 2014, and approximately 14.7% and 14.8% of the Company’s total net sales for three and nine months ended September 30, 2013, respectively. No single customer accounted for 10% or more of the Company’s accounts receivables as of September 30, 2014 or December 31, 2013.
New Accounting Updates Recently Adopted
On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This accounting standard update was adopted by the Company in the first quarter of 2014 and applied prospectively. There was no impact to the Company’s unaudited condensed consolidated financial statements due to the adoption of this guidance.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements.
On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Topic 718 (“ASU 2014-12”). The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its financial statements.

3.	Inventories
Inventories consist of the following (in millions):

	September 30, 2014	December 31, 2013
Inventories at FIFO, net of reserves	$450.9	$488.2
Less: LIFO reserve	(112.6)	(99.0)
Total inventories at LIFO, net of reserves	$338.3	$389.2
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $6.5 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $13.6 million and $8.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in LIFO expense for the three and nine months ended September 30, 2014 over the same periods in 2013 was due primarily to a higher forecasted inflation rate for groceries and confectionery products due to price increases by manufacturers that became effective during the third quarter of 2014.

4.	Long-term Debt
Total long-term debt consists of the following (in millions):

	September 30, 2014	December 31, 2013
Credit Facility borrowings	$28.6	$46.3
Obligations under capital leases	12.7	11.3
Total long-term debt	$41.3	$57.6
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which can be increased up to an additional $100 million, subject to certain provisions. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, and a $75 million ceiling for dividends allowable over the term of the Credit Facility, which expires in May 2018.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30, 2014	December 31, 2013
Amounts borrowed	$28.6	$46.3
Outstanding letters of credit	17.4	21.8
Amounts available to borrow (1)	143.8	122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and nine months ended September 30, 2014 were $1.9 million and $7.4 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million. For the three and nine months ended September 30, 2013, average borrowings were $15.0 million and $30.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $112.0 million.
The weighted-average interest rate on the revolving credit facility for the three and nine months ended September 30, 2014 was 1.8% and 1.6%, respectively, compared to 1.7% and 1.9% for the same periods in 2013. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2013, respectively.
The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of less than $0.1 million for the three months ended September 30, 2014, and $0.1 million for the same period in 2013.  For the nine months ended September 30, 2014 and 2013, the Company recorded charges of $0.2 million and $0.3 million relating to amortization of debt issuance costs, respectively. Unamortized debt issuance costs were $1.2 million as of September 30, 2014 and $1.4 million as of December 31, 2013.

5.	Contingencies
Litigation

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

6.	Income Taxes
The Company’s effective tax rate was 31.5% for the three months ended September 30, 2014, compared to 34.9% for the same period in 2013. The provision for income taxes for the three months ended September 30, 2014 included a net benefit of $1.6 million, compared to a net benefit of $0.7 million for the same period in 2013, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company’s effective tax rates by approximately 7.8% and 4.3%, respectively.
The Company’s effective tax rate was 36.0% for the nine months ended September 30, 2014, compared to 37.9% for the same period in 2013. The provision for income taxes for the nine months ended September 30, 2014 included a net benefit of $1.6 million, compared to a net benefit of $0.7 million for the same period in 2013, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company’s effective tax rates by approximately 3.5% and 1.7%, respectively.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at September 30, 2014 and $0.6 million at December 31, 2013, all of which would impact the Company’s effective tax rate, if recognized. There is no impact on the total gross amount of unrecognized tax benefits through September 30, 2015 as a result of the expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 to 2013 tax years remain subject to examination by federal authorities. The 2010 to 2013 tax years remain subject to examination by state authorities with the 2009 tax year still open for certain state tax authorities. The 2007 to 2013 tax years remain subject to examination by the tax authorities in Canada.

7.	Employee Benefit Plans
The Company sponsors a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic income of the qualified defined-benefit pension plan for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
PENSION BENEFITS
Interest cost	$0.5	$0.4	$1.3	$1.2
Expected return on plan assets	(0.7)	(0.5)	(1.9)	(1.7)
Amortization of net actuarial loss	0.1	0.1	0.3	0.4
Net periodic benefit income	$(0.1)	$—	$(0.3)	$(0.1)
The net period benefit costs incurred related to the post-retirement benefit plan were zero and $0.1 million for both the three and nine months ended September 30, 2014 and 2013.

The Company contributed $1.9 million and $3.5 million to the Pension Plans during the three and nine months ended September 30, 2014, respectively, and $1.4 million and $2.7 million, respectively, for the same periods in 2013. During the remainder of 2014, the Company expects to contribute $0.1 million to the post-retirement benefit plan and does not expect to make any further contributions to the defined-benefit pension plan.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$13.7	23.1	$0.59	$12.3	23.0	$0.54
Effect of dilutive common share equivalents:
Restricted stock units		0.1	—		—	—
Stock options		0.1	—		0.2	(0.01)
Diluted EPS	$13.7	23.3	$0.59	$12.3	23.2	$0.53

	Nine Months Ended September 30,
	2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$28.1	23.1	$1.22	$26.6	23.0	$1.16
Effect of dilutive common share equivalents:
Restricted stock units		0.1	(0.01)		—	—
Stock options		—	—		0.2	(0.01)
Diluted EPS	$28.1	23.2	$1.21	$26.6	23.2	$1.15
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2014 and 2013.

9.	Stock-Based Compensation Plans
Grant Activities
During the nine months ended September 30, 2014 and 2013, the Company granted 96,572 and 174,536 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $37.16 and $24.69, respectively.
In February 2014, the Company granted 138,800 performance-based shares to certain of its employees at a weighted-average grant date fair value of $36.79. The performance shares of 138,800 represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2014. In February 2013, the Company granted 181,000 performance-based shares to employees at a weighted-average grant date fair value of $24.56, of which none were ultimately earned and the shares were canceled in 2013. The canceled shares were returned to the 2010 Long-Term Incentive Plan and are available for future grants.
Stock-Based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.5 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation cost of $4.3 million and $4.0 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $6.7 million at September 30, 2014, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders’ Equity
Dividends
On May 21, 2014, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
The Board of Directors approved the following cash dividends in 2014 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 7, 2014	$0.11	February 28, 2014	$2.5	March 24, 2014
May 2, 2014	$0.11	May 23, 2014	$2.5	June 16, 2014
July 31, 2014	$0.11	August 22, 2014	$2.5	September 15, 2014
November 6, 2014	$0.13	November 28, 2014	N/A (1)	December 22, 2014
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of September 30, 2014, the Company had $23.3 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities for the three and nine months ended September 30, 2014 and 2013 (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of shares repurchased	47,717	58,062	130,917	213,280
Average price per share	$48.89	$32.23	$40.82	$26.81
Total repurchase costs	$2.4	$1.9	$5.3	$5.7

11.	Segment and Geographic Information
As of September 30, 2014, the Company operated 29 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider), which support its wholesale distribution business. Twenty-five of the Company’s distribution centers are located in the U.S. and four are located in Canada.
The Company’s operating segments (U.S. and Canada), which produce almost all of its revenues, have similar historical economic characteristics and have been aggregated into one reporting segment. Couche-Tard accounted for 14.6% of the Company’s net sales in both the three and nine months ended September 30, 2014, and 14.7% and 14.8% of the Company’s net sales in the three and nine months ended September 30, 2013, respectively.
Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
United States	$2,382.3	$2,316.3	$6,715.7	$6,440.6
Canada	355.6	298.5	931.5	812.1
Corporate (1)	9.5	5.9	24.3	23.6
Total	$2,747.4	$2,620.7	$7,671.5	$7,276.3

Income (loss) before income taxes:
United States	$22.7	$14.9	$45.7	$36.8
Canada	1.6	0.6	2.0	0.5
Corporate (2)	(4.3)	3.4	(3.8)	5.5
Total	$20.0	$18.9	$43.9	$42.8

Interest expense:
United States	$7.8	$7.5	$23.1	$22.0
Canada	0.2	0.1	0.6	0.5
Corporate	(7.5)	(7.0)	(21.9)	(20.4)
Total	$0.5	$0.6	$1.8	$2.1

Depreciation and amortization:
United States	$6.4	$5.1	$18.1	$15.0
Canada	0.7	0.6	2.1	2.0
Corporate	1.2	1.1	3.2	3.2
Total	$8.3	$6.8	$23.4	$20.2
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, an allowance for sales returns and certain other sales adjustments.

(2)	Consists primarily of net expenses and other income that is not allocated to the U.S. or Canada, intercompany eliminations for interest and allocations of overhead, and LIFO expense.
Identifiable assets by geographic area are as follows (in millions):

	September 30, 2014	December 31, 2013
Identifiable assets:
United States	$866.2	$844.8
Canada	105.6	112.0
Total	$971.8	$956.8

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,858.3	$1,783.7	$5,177.4	$4,950.0
Food	394.1	365.8	1,090.4	995.7
Candy (1)	140.2	132.1	405.5	388.6
Other tobacco products	217.0	208.3	615.9	583.9
Health, beauty & general (1)	91.2	87.3	262.4	247.6
Beverages	45.9	43.1	118.8	109.3
Equipment/other	0.7	0.4	1.1	1.2
Total food/non-food products	889.1	837.0	2,494.1	2,326.3
Total net sales	$2,747.4	$2,620.7	$7,671.5	$7,276.3
______________________________________________

(1)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Prior to these changes, net sales for Candy and Health, beauty & general products were $134.8 million and $84.6 million for the three months ended September 30, 2013, respectively. Net sales for Candy and Health, beauty & general products were $398.0 million and $238.2 million for the nine months ended September 30, 2013, respectively.

12.	Subsequent Event
In October 2014, the Company received a letter from a state taxing authority confirming an excise tax refund amount of approximately $6.7 million relating to prior years' tax returns. The Company will recognize the tax refund as a reduction to cost of goods sold and related professional fees of $0.7 million as a charge to selling, general and administrative expenses in the fourth quarter of 2014.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 33,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (“OTP”), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Third Quarter Overview
In the third quarter of 2014, we continued to focus on growing market share and increasing our food/non-food sales and gross profit by leveraging our “Fresh” product offering, driving our Vendor Consolidation Initiative (“VCI”), and providing customer category management expertise in order to make our independent retailers more relevant and profitable. We experienced sales growth and market share gains, benefiting from the addition of one major customer during the fourth quarter of 2013 and the execution of our core strategies. Further, we added approximately 2,300 net new customer locations as we continued to expand within other retail channels driven by Rite-Aid. The addition of the Rite-Aid stores gave us sufficient customer density to open a new warehouse in Glenwillow, Ohio during the third quarter of 2014. We expect to service additional Rite-Aid stores and plan to transfer existing stores to this new warehouse by the end of the first quarter 2015.
Our net sales in the third quarter of 2014 increased 4.8% or $126.7 million, to $2,747.4 million compared to $2,620.7 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 5.5%. We continued to see a shift in net sales to our food/non-food category which was 32.4% of total net sales for the third quarter of 2014 compared with 31.9% for the same period of 2013.
Gross profit in the third quarter 2014 increased 7.5%, or $10.6 million, to $151.4 million from $140.8 million for the same period in 2013, driven primarily by the shift in sales to higher margin food/non-food products. This increase includes candy inventory holding gains of approximately $5.2 million, offset by a $4.3 million increase in LIFO expense, driven largely by inflation in the confection category. Inventory holding gains are an integral part of the wholesale distribution business, however, the timing and magnitude is controlled by the manufacturer. Gross profit for the third quarter of 2014 also benefitted from $2.3 million in refunds related to the overpayment of excise taxes on OTP from prior years.
Operating expenses as a percentage of net sales were 4.8% for the third quarter of 2014 compared to 4.6% for the same period in 2013. We saw modest improvement in transportation expenses in the third quarter compared to the second quarter of 2014 driven by lower net fuel costs. This contributed to overall warehousing and distribution expenses increasing only 5.2% compared with the third quarter in 2013 versus a 7.3% increase in the second quarter of 2014. Transportation expenses in the third quarter of 2014 continued to be impacted by a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We have started implementing strategies to assist in the hiring, training and retention of drivers and continue to roll out these strategies in the fourth quarter of 2014. In addition, operating expenses for the third quarter of 2014, compared to the third quarter last year, included an increase of $2.3 million for employee bonus attributed mainly to improved performance and a $1.2 million increase in employee healthcare costs. Both these items contributed to an increase in operating expenses as a percentage of sales by nine and three basis points, respectively.
Net income was $13.7 million for the third quarter of 2014 compared to $12.3 million for the same period in 2013. Adjusted EBITDA(1) increased $6.7 million, or 22.5%, to $36.5 million for the third quarter of 2014 from $29.8 million for the same period last year. The increases in net income and Adjusted EBITDA for the third quarter of 2014 were driven primarily by increases in gross profit.

________________________________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (see the calculation of Adjusted EBITDA in “Liquidity and Capital Resources” below).

Business and Supply Expansion
We continue to benefit from the expansion of our business and the execution of our core strategies focused primarily on enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of the supply chain, bringing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these, when adopted, will increase the retailers’ profits.
Some of our more recent expansion activities include:

•
In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. We expect to service approximately 800 new stores and transfer 1,000 existing stores from other Core-Mark distribution centers by the end of the first quarter in 2015. This transfer is expected to result in transportation cost savings as the Company reduces mileage to service customers in the region.

•
In June 2014, we signed a three year agreement with Rite Aid Corporation which expands our relationship and allows us to distribute frozen, refrigerated and fresh food to their stores. As of September 30, 2014, we provided service to approximately 2,800 Rite Aid stores nationwide.

•
In October 2013, we successfully rolled out service to approximately 500 Esso branded stores as a result of a five year agreement signed with Imperial Oil. These stores are located in Ontario and the Western Provinces of Canada.

We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. During 2014, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of September 30, 2014, there were approximately 9,000 participating stores in our “Fresh and Local™” program and sales for our fresh categories grew nearly 18% in the third quarter of 2014 compared with the same period in 2013.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2014			September 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$126.7	$2,747.4	100.0%	—%	$2,620.7	100.0%	—%
Net sales — Cigarettes	74.6	1,858.3	67.6	62.0	1,783.7	68.1	62.3
Net sales — Food/Non-food	52.1	889.1	32.4	38.0	837.0	31.9	37.7
Net sales, less excise taxes (2)	114.0	2,179.8	79.3	100.0	2,065.8	78.8	100.0
Gross profit (3)	10.6	151.4	5.5	6.9	140.8	5.4	6.8
Warehousing and
distribution expenses	4.1	83.5	3.0	3.8	79.4	3.0	3.8
Selling, general and
administrative expenses	5.7	47.0	1.7	2.2	41.3	1.6	2.0
Amortization of
intangible assets	0.1	0.7	—	—	0.6	—	—
Income from operations	0.7	20.2	0.7	0.9	19.5	0.7	0.9
Interest expense	(0.1)	(0.5)	—	—	(0.6)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains (losses), net	0.3	0.2	—	—	(0.1)	—	—
Income before taxes	1.1	20.0	0.7	0.9	18.9	0.7	0.9
Net income	1.4	13.7	0.5	0.6	12.3	0.5	0.6
Adjusted EBITDA (4)	6.7	36.5	1.3	1.7	29.8	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however, we do not expect increases in excise taxes to negatively impact gross profit per carton (see “Comparison of Sales and Gross Profit by Product Category”).

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

Net Sales. Net sales increased by $126.7 million, or 4.8% to $2,747.4 million in the third quarter of 2014, from $2,620.7 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 5.5% driven primarily by the addition of a major customer in October 2013, incremental food/non-food sales to existing customers due to the continued success of our core strategies and an increase in the average price per carton, related mainly to increases in manufacturers’ prices, offset by a modest decline in carton sales. Net sales in our Food category, which increased 7.7% in the third quarter, contributed to over half of the increase in food/non-food sales.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2014 increased by $74.6 million, or 4.2%, to $1,858.3 million from $1,783.7 million for the same period in 2013. The increase in net cigarette sales was driven primarily by a 2.9% increase in the average price per carton and the new major customer, offset by a decrease of 0.5% in carton sales for the remainder of the business. Excluding the major customer, cigarette cartons decreased by 0.7% in the U.S. and increased by 2.5% in Canada, due to market share gains. Total net cigarette sales as a percentage of total net sales were 67.6% in the third quarter of 2014 compared to 68.1% for the same period last year.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2014 increased $52.1 million, or 6.2%, to $889.1 million from $837.0 million for the same quarter in 2013. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	September 30,
	2014	2013	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$394.1	$365.8	$28.3	7.7%
Candy (2)	140.2	132.1	8.1	6.1%
Other tobacco products	217.0	208.3	8.7	4.2%
Health, beauty & general (2)	91.2	87.3	3.9	4.5%
Beverages	45.9	43.1	2.8	6.5%
Equipment/other	0.7	0.4	0.3	75.0%
Total Food/Non-food Products	$889.1	$837.0	$52.1	6.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Prior to these changes, net sales of Health, beauty & general products and net sales of Candy were $84.6 million and $134.8 million, respectively.

The increase in food/non-food sales for the third quarter of 2014 was driven primarily by net incremental sales from existing customers and net market share gains. The success of our core strategies, primarily benefiting the food category, continued to be the primary driver to the improvement in net sales to existing customers for the third quarter of 2014 compared to the same period last year. In addition, we also continue to see higher sales of smokeless tobacco products in our OTP category. We believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.4% for the third quarter of 2014 compared to 31.9% for the same period in 2013.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the third quarter of 2014 increased $10.6 million, or 7.5% to $151.4 million from $140.8 million for the same period in 2013 due primarily to increases in sales and gross margins in our food/non-food category. In addition, gross profit for the third quarter of 2014 included two OTP tax refunds of $2.3 million and candy inventory holding gains of approximately $5.2 million, which contributed to a $4.3 million increase in LIFO expense. Gross profit margin was 5.51% of total net sales in the third quarter of 2014 compared to 5.37% for the same period in 2013.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the three months ended September 30, 2014 and 2013 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2014			September 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$126.7	$2,747.4	100.0%	—%	$2,620.7	100.0%	—%
Net sales, less excise taxes (2)	114.0	2,179.8	79.3	100.0	2,065.8	78.8	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$—	$0.2	0.01%	0.01%	$0.2	0.01%	0.01%
Candy inventory holding gains (4)	5.2	5.2	0.19	0.24	—	—	—
OTP tax refunds (5)	2.3	2.3	0.08	0.11	—	—	—
LIFO expense	4.3	(6.5)	(0.24)	(0.30)	(2.2)	(0.08)	(0.11)
Remaining gross profit (6)	7.4	150.2	5.47	6.89	142.8	5.45	6.91
Gross profit	$10.6	$151.4	5.51%	6.95%	$140.8	5.37%	6.82%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see “Comparison of Sales and Gross Profit by Product Category”).

(3)	The amount of cigarette inventory holding gains of $0.2 million for both the third quarter of 2014 and 2013 were attributable to Canada.

(4)
During the third quarter of 2014, we recognized approximately $5.2 million in candy inventory holding gains resulting from manufacturer price increases during the quarter. The amount of candy inventory holding gains attributable to the U.S. and Canada for the third quarter of 2014 were $4.8 million and $0.4 million, respectively.

(5)	During the third quarter of 2014, we received OTP tax refunds totaling $2.3 million related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $7.4 million, or 5.2%, to $150.2 million for the third quarter of 2014, from $142.8 million for the same period in 2013. Remaining gross profit margin was 5.47% in the third quarter of 2014 compared to 5.45% for the same period in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 12 basis points, offset by the addition of one new major customer during the fourth quarter of 2013, which reduced margins by four basis points. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately six basis points in 2014.
Cigarette remaining gross profit per carton decreased by 0.8% in the third quarter of 2014 compared to the same period in 2013 due primarily to the compressing impact of the major customer.
Food/non-food remaining gross profit increased $7.6 million, or 7.6%, for the third quarter of 2014 compared to the same period in 2013. Food/non-food remaining gross profit margin increased 16 basis points to 12.16% in 2014 compared with 12.00% for the same period in 2013. Excluding the new major customer, food/non-food remaining gross profit margin increased by 19 basis points driven by sales growth in our Food category and a sales shift towards higher margin items.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the third quarter of 2014, our remaining gross profit for food/non-food products was approximately 72.0% of our total remaining gross profit compared to 70.4% for the same period in 2013.

Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the third quarter of 2014, operating expenses increased by $9.9 million, or 8.2%, to $131.2 million from $121.3 million for the same period in 2013. As a percentage of net sales, total operating expenses were 4.8% for the third quarter of 2014 compared to 4.6% for the same period in 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. Operating expenses for the third quarter of 2014 also included an increase of $2.3 million for employee bonus, a $1.2 million increase in employee healthcare costs and $0.9 million of expenses related primarily to our business expansion activities in 2014. Operating expenses for the third quarter of 2013 included $0.7 million of integration and other expenses related to our business expansion. The aforementioned increases in employee bonus and healthcare costs increased operating expenses as a percentage of sales by nine and three basis points, respectively. The increase in employee healthcare costs was due primarily to increases in headcount and the severity of claims experienced during the third quarter of 2014.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $4.1 million, or 5.2%, to $83.5 million in the third quarter of 2014 from $79.4 million for the same period in 2013. The increase in warehousing and distribution expenses was due primarily to a 4.1% increase in cubic feet of product sold driven primarily by our food/non-food category compared to the third quarter of 2013 and a $0.6 million increase in employee healthcare costs, offset by a reduction of net fuel costs.  In addition, during the third quarter of 2014, we continued to incur incremental distribution related expenses due to a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We have started implementing strategies to assist in the hiring, training and retention of drivers and will continue to roll out these strategies in the fourth quarter of 2014.
As a percentage of total net sales, warehousing and distribution expenses were 3.0% for both the third quarter of 2014 and 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately six basis points in 2014 compared to the prior period, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.7 million, or 13.8%, in the third quarter of 2014, to $47.0 million from $41.3 million for the same period in 2013. The increase in SG&A expenses in 2014 was due primarily to an increase of $2.3 million for employee bonus, a $0.6 million increase in employee healthcare costs and $0.9 million of expenses related primarily to our business expansion activities in 2014, offset by $0.5 million of integration and other expenses related to our business expansion activities during the third quarter of 2013. As a percentage of net sales, SG&A expenses were 1.7% for the third quarter of 2014 compared to 1.6% for the same period in 2013. The aforementioned increase in employee bonus and healthcare costs increased operating expenses as a percentage of sales by 10 basis points.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. Average borrowings in the third quarter of 2014 were $1.9 million, with a weighted average interest rate of 1.8%, compared to average borrowings of $15.0 million and an average interest rate of 1.7% for the same period in 2013. Lower average borrowings for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Gains (Losses), Net.  We recognized foreign currency gains of $0.2 million in the third quarter of 2014 compared to losses of $0.1 million for the same period in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 31.5% for the three months ended September 30, 2014 compared to 34.9% for the same period in 2013. The provision for income taxes for the three months ended September 30, 2014 included a net benefit of $1.6 million, compared to a net benefit of $0.7 million for the same period in 2013, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company’s effective tax rates by approximately 7.8% and 4.3%, respectively. We currently expect our effective tax rate to be approximately 37.5% for 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2014			September 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$395.2	$7,671.5	100.0%	—%	$7,276.3	100.0%	—%
Net sales — Cigarettes	227.4	5,177.4	67.5	61.9	4,950.0	68.0	62.4
Net sales — Food/Non-food	167.8	2,494.1	32.5	38.1	2,326.3	32.0	37.6
Net sales, less excise taxes (2)	339.3	6,091.5	79.4	100.0	5,752.2	79.1	100.0
Gross profit (3)	25.3	419.1	5.5	6.9	393.8	5.4	6.8
Warehousing and
distribution expenses	17.0	236.9	3.1	3.9	219.9	3.0	3.8
Selling, general and
administrative expenses	8.2	134.9	1.8	2.2	126.7	1.7	2.2
Amortization of
intangible assets	—	2.0	—	—	2.0	—	—
Income from operations	0.1	45.3	0.6	0.7	45.2	0.6	0.8
Interest expense	(0.3)	(1.8)	—	—	(2.1)	—	—
Interest income	0.1	0.4	—	—	0.3	—	—
Foreign currency transaction
losses, net	(0.6)	—	—	—	(0.6)	—	—
Income before taxes	1.1	43.9	0.6	0.7	42.8	0.6	0.7
Net income	1.5	28.1	0.4	0.5	26.6	0.4	0.5
Adjusted EBITDA (4)	8.4	86.6	1.1	1.4	78.2	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however, we do not expect increases in excise taxes to negatively impact gross profit per carton (see “Comparison of Sales and Gross Profit by Product Category”).

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

Net Sales. Net sales increased by $395.2 million, or 5.4% to $7,671.5 million for the nine months ended September 30, 2014, from $7,276.3 million for the same period in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 6.3%, due primarily to net market share gains and incremental food/non-food sales to existing customers driven primarily by the continued success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2014 increased by $227.4 million, or 4.6%, to $5,177.4 million from $4,950.0 million for the same period in 2013. The increase in net cigarette sales was driven primarily by the addition of two new major customers in 2013 and a 3.0% increase in the average price per carton, offset partially by a decrease of 1.6% in carton sales for the remainder of the business. Excluding the two major customers, cigarette cartons decreased by 1.7% and 0.5% in the U.S. and Canada, respectively. Total net cigarette sales as a percentage of total net sales were 67.5% for the nine months ended September 30, 2014 compared to 68.0% for the same period last year.
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

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2014 increased $167.8 million, or 7.2%, to $2,494.1 million from $2,326.3 million for the same period in 2013. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Nine Months Ended
	September 30,
	2014	2013	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,090.4	$995.7	$94.7	9.5%
Candy (2)	405.5	388.6	16.9	4.3%
Other tobacco products	615.9	583.9	32.0	5.5%
Health, beauty & general (2)	262.4	247.6	14.8	6.0%
Beverages	118.8	109.3	9.5	8.7%
Equipment/other	1.1	1.2	(0.1)	(8.3)%
Total Food/Non-food Products	$2,494.1	$2,326.3	$167.8	7.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Prior to these changes, net sales of Health, beauty & general products and net sales of Candy were $238.2 million and $398.0 million, respectively.

The increase in food/non-food sales for the nine months ended September 30, 2014 was driven primarily by net incremental sales to existing customers and net market share gains. The success of our core strategies, primarily benefiting the Food category, continued to be the primary driver to the improvement in net sales to existing customers for the nine months ended September 30, 2014 compared to the same period last year. In addition, we also continue to see higher sales of smokeless tobacco products in our OTP category. We believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.5% for the nine months ended September 30, 2014 compared to 32.0% for the same period in 2013.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the nine months ended September 30, 2014 increased by $25.3 million, or 6.4% to $419.1 million from $393.8 million for the same period in 2013 due primarily to increases in sales and profit margins in our food/non-food category. Gross profit margin was 5.46% and 5.41% of total net sales for the nine months ended September 30, 2014 and 2013, respectively.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the nine months ended September 30, 2014 and 2013 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2014			September 30, 2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$395.2	$7,671.5	100.0%	—%	$7,276.3	100.0%	—%
Net sales, less excise taxes (2)	339.3	6,091.5	79.4	100.0	5,752.2	79.1	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.9)	$4.0	0.05%	0.07%	$4.9	0.07%	0.09%
Candy inventory holding gains (4)	5.2	5.2	0.07	0.09	—	—	—
OTP tax refunds (5)	2.3	2.3	0.03	0.04	—	—	—
LIFO expense	4.8	(13.6)	(0.18)	(0.22)	(8.8)	(0.12)	(0.15)
Remaining gross profit (6)	23.5	421.2	5.49	6.91	397.7	5.47	6.91
Gross profit	$25.3	$419.1	5.46%	6.88%	$393.8	5.41%	6.85%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see “Comparison of Sales and Gross Profit by Product Category”).

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $3.0 million and $1.0 million, respectively, for the nine months ended September 30, 2014, compared to $4.2 million and $0.7 million, for the same period in 2013.

(4)
For the nine months ended September 30, 2014, we recognized approximately $5.2 million in candy inventory holding gains resulting from manufacturer price increases during the third quarter. The amount of candy inventory holding gains attributable to the U.S. and Canada for the nine months ended September 30, 2014, were $4.8 million and $0.4 million, respectively.

(5)	For the nine months ended September 30, 2014, we received OTP tax refunds totaling $2.3 million related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $23.5 million, or 5.9%, to $421.2 million for the nine months ended September 30, 2014, from $397.7 million for the same period in 2013. Remaining gross profit margin was 5.49% for the nine months ended September 30, 2014 compared to 5.47% for the same period in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 15 basis points, offset by the addition of two new major customers, which reduced margins by eight basis points. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately five basis points in 2014.
Cigarette remaining gross profit per carton decreased by 0.8% in the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to the compressing impact of the two major customers gained during 2013.
Food/non-food remaining gross profit increased $23.8 million, or 8.5%, for the nine months ended September 30, 2014 compared to the same period in 2013. Food/non-food remaining gross profit margin increased 14 basis points to 12.18% in 2014 compared with 12.04% for the same period in 2013. Excluding the two new major customers, food/non-food remaining gross profit margin increased by 27 basis points driven by sales growth in our Food category and the shift toward higher margin items due primarily to the continued success of our marketing programs, offset by OTP, which had higher sales in 2014 but lower gross profit margins relative to other food/non-food products.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the nine months ended September 30, 2014, our remaining gross profit for food/non-food products was approximately 72.1% of our total remaining gross profit compared to 70.4% for the same period in 2013.

Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. For the nine months ended September 30, 2014, operating expenses increased by $25.2 million, or 7.2%, to $373.8 million from $348.6 million for the same period in 2013. As a percentage of net sales, total operating expenses were 4.9% for the nine months ended September 30, 2014 compared to 4.8% for the same period in 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. Operating expenses for the nine months ended September 30, 2014 also included a $3.3 million increase in employee healthcare costs, an increase of $2.5 million for employee bonus and $0.9 million of expenses related primarily to our business expansion activities in 2014. Operating expenses for the nine months ended September 30, 2013 included $1.6 million of integration and other expenses related to our business expansion activities. The aforementioned increases in employee bonus and healthcare costs each increased operating expenses as a percentage of sales by three basis points. The increase in employee healthcare costs was due primarily to increases in headcount and the severity of claims experienced during 2014.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $17.0 million, or 7.7%, to $236.9 million for nine months ended September 30, 2014 from $219.9 million for the same period in 2013. The increase in warehousing and distribution expenses was due primarily to a 7.2% increase in cubic feet of product sold driven primarily by our food/non-food category compared to the nine months ended September 30, 2013 and a $2.0 million increase in employee healthcare costs.  In addition, during 2014 we incurred incremental distribution related expenses due primarily to a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We have started implementing strategies to assist in the hiring, training and retention of drivers and will continue to roll out these strategies in the fourth quarter of 2014.
As a percentage of total net sales, warehousing and distribution expenses were 3.1% for the nine months ended September 30, 2014 compared with 3.0% for the same period in 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately 10 basis points in 2014 compared to the prior period, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.2 million, or 6.5%, for the nine months ended September 30, 2014, to $134.9 million from $126.7 million for the same period in 2013. SG&A expenses in 2014 included an increase of $2.5 million for employee bonus, a $1.3 million increase in employee healthcare cost and $0.9 million of expenses related primarily to our business expansion activities in 2014 partially offset by $1.4 million of integration and other expenses related to our business expansion activities during the first nine months of 2013. As a percentage of net sales, SG&A expenses were 1.8% for the nine months ended September 30, 2014 compared to 1.7% for the same period in 2013. The aforementioned increase in employee bonus and healthcare costs increased operating expenses as a percentage of sales by four basis points.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $1.8 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Average borrowings for the nine months ended September 30, 2014 were $7.4 million, with a weighted average interest rate of 1.6%, compared to average borrowings of $30.2 million and an average interest rate of 1.9% for the same period in 2013. Lower average borrowings and interest rates for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Losses, Net.  We recognized foreign currency losses of less than $0.1 million for the nine months ended September 30, 2014 compared to $0.6 million for the same period in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 36.0% for the nine months ended September 30, 2014 compared to 37.9% for the same period in 2013. The provision for income taxes for the nine months ended September 30, 2014 included a net benefit of $1.6 million, compared to a net benefit of $0.7 million for the same period in 2013, related primarily to adjustments of prior year’s estimates and the expiration of statute of limitations for uncertain tax positions which reduced the Company’s effective tax rates by approximately 3.5% and 1.7%, respectively. We currently expect our effective tax rate to be approximately 37.5% for 2014.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for the three and nine months ended September 30, 2014 and 2013 (in millions) (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cigarettes
Net sales	$1,858.3	$1,783.7	$5,177.4	$4,950.0
Excise taxes in sales (2)	506.6	497.0	1,409.0	1,361.8
Net sales, less excise taxes (3)	1,351.7	1,286.7	3,768.4	3,588.2
LIFO expense	2.1	1.2	5.3	4.6
Gross profit (4)	40.2	41.3	116.1	118.0
Gross profit %	2.16%	2.32%	2.24%	2.38%
Gross profit % less excise taxes	2.97%	3.21%	3.08%	3.29%
Remaining gross profit (6)	$42.1	$42.3	$117.4	$117.7
Remaining gross profit %	2.27%	2.37%	2.27%	2.38%
Remaining gross profit % less excise taxes	3.11%	3.29%	3.12%	3.28%

Food/Non-food Products
Net sales	$889.1	$837.0	$2,494.1	$2,326.3
Excise taxes in sales (2)	61.0	57.9	171.0	162.3
Net sales, less excise taxes (3)	828.1	779.1	2,323.1	2,164.0
LIFO expense	4.4	1.0	8.3	4.2
Gross profit (5)	111.2	99.5	303.0	275.8
Gross profit %	12.51%	11.88%	12.15%	11.86%
Gross profit % less excise taxes	13.43%	12.77%	13.04%	12.75%
Remaining gross profit (6)	$108.1	$100.5	$303.8	$280.0
Remaining gross profit %	12.16%	12.00%	12.18%	12.04%
Remaining gross profit % less excise taxes	13.05%	12.90%	13.08%	12.94%

Totals
Net sales	$2,747.4	$2,620.7	$7,671.5	$7,276.3
Excise taxes in sales (2)	567.6	554.9	1,580.0	1,524.1
Net sales, less excise taxes (3)	2,179.8	2,065.8	6,091.5	5,752.2
LIFO expense	6.5	2.2	13.6	8.8
Gross profit (4) (5)	151.4	140.8	419.1	393.8
Gross profit %	5.51%	5.37%	5.46%	5.41%
Gross profit % less excise taxes	6.95%	6.82%	6.88%	6.85%
Remaining gross profit (6)	$150.2	$142.8	$421.2	$397.7
Remaining gross profit %	5.47%	5.45%	5.49%	5.47%
Remaining gross profit % less excise taxes	6.89%	6.91%	6.91%	6.91%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $4.9 million for the same periods in 2013.

(5)
Food/non-food gross profit includes (i) candy inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Candy inventory holding gains were $5.2 million for both the three and nine months ended September 30, 2014 and zero for the same periods in 2013. OTP tax refunds were $2.3 million for both the three and nine months ended September 30, 2014 and zero for the same periods in 2013.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of September 30, 2014 were $24.2 million compared to $11.0 million as of December 31, 2013. Our restricted cash was $11.7 million and $12.1 million as of September 30, 2014 and December 31, 2013, respectively. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the nine months ended September 30, 2014, our cash flows from operating activities provided $69.5 million and at September 30, 2014, we had $143.8 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $10.3 million to $69.5 million for the nine months ended September 30, 2014 compared to $59.2 million for the same period in 2013. This increase was due primarily to a $10.7 million increase in earnings adjusted for non-cash items, offset by a slight increase in operating assets and liabilities. The increase in operating assets and liabilities was due primarily to an increase in accounts receivable resulting from an increase in sales and the timing of collections at the end of each quarter. This increase was partially offset by a decrease in inventories net of a decrease in related accounts payable and cigarette and tobacco taxes payable. This was due primarily to the level of year end inventories and related payables, recognizing that the amount of purchases and timing to preserve our LIFO layers and holiday related inventories at year end varies.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $11.3 million to $26.9 million for the nine months ended September 30, 2014 compared to $15.6 million for the same period in 2013. This increase was due primarily to cash used for capital expenditures, which were $24.1 million for the first nine months of 2014 and $13.0 million for the same period in 2013. Capital expenditures in the first nine months of 2013 were lower than normal due to the timing of several projects. Total capital expenditures for 2014 are expected to be approximately $50 million, which, in addition to normal spending, includes approximately $16 million to establish our new division in Ohio, and $2 million for infrastructure to accommodate new business.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $18.0 million to $28.6 million for the nine months ended September 30, 2014 compared to $46.6 million for the same period in 2013. This change was due primarily to a decrease of $17.4 million in net repayments made under our Credit Facility, due to differing levels of inventory, accounts receivable and accounts payable at both year end and quarter end which influence period end borrowing levels. Additionally, an increase of $3.2 million in dividends paid to stockholders was partially offset by an increase of $2.7 million in book overdrafts. The first nine months of 2013 included only two quarterly dividend payments as the dividend for the first quarter of 2013 was accelerated into the fourth quarter of 2012. Our current intent is to continue to increase our dividends paid to stockholders over time to the extent we continue to generate sufficient cash without sacrificing foreseeable acquisition or investment opportunities to grow the business in the future.

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
The following table provides the components of Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Net income	$13.7	$12.3		$28.1	$26.6
Interest expense, net (1)	0.4	0.5		1.4	1.8
Provision for income taxes	6.3	6.6		15.8	16.2
Depreciation and amortization	8.3	6.8		23.4	20.2
LIFO expense	6.5	2.2		13.6	8.8
Stock-based compensation expense	1.5	1.3		4.3	4.0
Foreign currency transaction (gains) losses, net	(0.2)	0.1		—	0.6
Adjusted EBITDA	$36.5	$29.8	22.5%	$86.6	$78.2	10.7%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA for the three months ended September 30, 2014 increased $6.7 million, or 22.5%, to $36.5 million compared to $29.8 million for the same period in 2013. Adjusted EBITDA for the nine months ended September 30, 2014 increased $8.4 million, or 10.7%, to $86.6 million compared to $78.2 million for the same period in 2013. The increases in Adjusted EBITDA were driven primarily by increases in gross profit for both the three and nine months of 2014 compared to the same periods in 2013.
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
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of September 30, 2014, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2014	2013
Amounts borrowed	$28.6	$46.3
Outstanding letters of credit	$17.4	$21.8
Amounts available to borrow (1)	$143.8	$122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and nine months ended September 30, 2014 were $1.9 million and $7.4 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million. For the three and nine months ended September 30, 2013, average borrowings were $15.0 million and $30.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $112.0 million.
The weighted-average interest rate on the revolving credit facility for the three and nine months ended September 30, 2014 was 1.8% and 1.6%, respectively, compared to 1.7% and 1.9% for the same periods in 2013. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2013, respectively.
The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of less than $0.1 million for the three months ended September 30, 2014, and $0.1 million for the same period in 2013.  For the nine months ended September 30, 2014 and 2013, the Company recorded charges of $0.2 million and $0.3 million relating to amortization of debt issuance costs, respectively. Unamortized debt issuance costs were $1.2 million as of September 30, 2014 and $1.4 million as of December 31, 2013.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as filed with the SEC, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as filed with the SEC.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; competition in our distribution markets, including direct distribution by manufacturers; the dependence of some of our distribution centers on a few relatively large customers; gasoline and other price increases; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability claims, counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; our dependence on our senior management; shortages of qualified labor; attempts by unions to organize our employees; exposure to employee health benefit costs; compliance with governmental regulations; earthquake and natural disaster damage; exposure to insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital, including any restrictions placed on our operations by such borrowings; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 filed with the SEC. The Company undertakes no obligation to update any forward-looking statements or information, which speak as of their respective dates.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as filed with SEC, did not change materially during the nine months ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities
				Approximate
			Total Cost	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased Under
	Number	Average	Announced Plans	the Plans
Calendar month	of Shares	Price Paid	or Programs	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	(in millions)(1)	(in millions) (3)

July 1, 2014 to July 31, 2014	—	$—	$—	$25.7
August 1, 2014 to August 31, 2014	44,817	48.88	2.2	23.5
September 1, 2014 to September 30, 2014	2,900	49.13	0.2	23.3
Total repurchases for the three months ended September 30, 2014	47,717	$48.89	$2.4	$23.3

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

(3)
The timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board of Directors withdraws its authorization.

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

CORE-MARK HOLDING COMPANY, INC.

November 6, 2014	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

CORE-MARK HOLDING COMPANY, INC.

November 6, 2014	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer