Form 10-K
period 2014-12-31
Core-Mark Holding Company, Inc.
filed 2015-03-02
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter:    $1,022,791,293
As of February 13, 2015, the registrant had 23,167,525 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2015 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

SEC Regulation - Non-GAAP Information

The financial statements in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Core-Mark Holding Company, Inc. (Core-Mark) uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, Adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in Core-Mark’s underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

ii

PART I
ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Core-Mark,” “the Company,” “we,” “us,” or “our” refer to Core-Mark Holding Company, Inc. and its subsidiaries.
Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, distribution and logistics services to over 35,000 customer locations across the United States (U.S.) and Canada through 29 distribution centers (excluding two distribution facilities we operate as a third party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
Our mission is to be the most valued marketer of fresh and broad-line supply solutions to the convenience retail industry. While the past century has brought incredible changes to our business and the world in which we operate, our goal is the same today as it was over 125 years ago - to provide customers with the best possible service and to help them grow their sales and profits. We have grown our business organically and through acquisitions which have expanded our distribution network, product selection and customer base.
Core-Mark has become one of two national distributors to the convenience store industry in the U.S. and is one of the largest distributors in Canada. The national market presence we have established rests primarily with our ability to service customers in every geographic region within the U.S. through 25 distribution centers and servicing customers in Canada with our four Canadian distribution centers.
We operate in an industry, where in 2013, based on the National Association of Convenience Stores (NACS) State of the Industry (SOI) report, total in-store sales at convenience retail locations in the U.S. increased 2.4% to approximately $204 billion and were generated through approximately 151,000 stores. Over the ten years from 2004 through 2014, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 4.4%. Based on the Canadian Convenience Store Association (CCSA) 2013 Industry report, we estimate that total Canadian in-store sales at convenience locations were approximately C$23.1 billion generated through approximately 23,100 stores.

2014 Company Highlights
Our net sales grew from $8.1 billion in 2011 to $10.3 billion in 2014, yielding an annual compounded growth rate of approximately 8%, while our annual Adjusted EBITDA(1) increased from $91.9 million to $122.7 million, or approximately 10%, compounded annually during the same period. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 5% market share of total in-store sales within the convenience store channel in North America and to take advantage of growth opportunities with other retail store formats. Below are key highlights of the year:
•In February 2015, we acquired substantially all the assets of Karrys Bros. Limited (Karrys Bros.), a regional distributor servicing customers in Ontario, and the surrounding provinces.  The initial purchase price was approximately $10 million Canadian dollars or $8 million U.S. dollars.  Annual sales for the acquired business are approximately $100 million Canadian dollars.  The acquisition of Karrys Bros. will expand our presence in eastern Canada.
•In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. From this new facility we successfully rolled out service to approximately 800 Rite Aid Corporation (Rite Aid) stores and transferred 600 existing stores from other Core-Mark distribution centers as of December 31, 2014. We expect to transfer additional stores to the new facility in 2015. The addition of this distribution center is expected to allow us to serve our customers in this region more efficiently and could likely result in transportation cost savings as we reduce mileage to service existing customers.
•In June 2014, we signed a three year contract with Rite Aid. We are currently servicing approximately 4,500 Rite Aid stores across the U.S. with fresh, refrigerated, bakery and frozen products. We are committed to our long-term partnership with Rite Aid to help them maximize supply chain efficiencies and optimize product sales to satisfy the needs of their customers.
•In May 2014, the Board of Directors declared a two-for-one stock split of our outstanding common stock which was effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014.
•We continue to transition portions of our fleet to Compressed Natural Gas (CNG) which allows us to reduce our carbon footprint and lower our transportation costs. To date, we have opened five CNG stations, two of the stations we own, located in Wilkes Barre, Pennsylvania and Corona, California, and the other three stations are operated in partnership with U.S. Oil and are located in Aurora, Colorado, Forrest City, Arkansas and Sanford, North Carolina under the name GAIN Clean Fuel (GAIN). In addition to providing fuel to our fleet, the GAIN stations are also open to all other CNG fleets and the public. We expect to open two more GAIN stations near other distribution centers in 2015.
________________________________________

(1)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See Item 6 - Selected Financial Data for the reconciliation of Adjusted EBITDA to net income.

Business Strategy
Our objective is to increase overall return to stockholders by growing our market share, revenues and profitability. As one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, with the proven capability of effectively selling into other retail channels, we believe we are well-positioned to continue meeting this objective. Our business strategy also includes the following initiatives, designed to further enhance the value we provide to our retail customers:
Leverage our Vendor Consolidation Initiative (VCI). We expect our VCI program will allow us to continue to grow our sales by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of direct-store deliveries. This represents a highly inefficient and costly process for retailers. Our VCI program targets inefficiencies in the convenience store supply chain by offering the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they would historically purchase from direct-store-delivery companies. This simplifies the supply chain and provides retailers with an opportunity to improve inventory turns and working capital, reduce operational and transaction costs, and greatly diminish their out-of-stocks on best-selling items.
Deliver Fresh Products (Fresh). We believe there is an increasing trend among consumers to purchase fresh food from convenience and other retail formats. To meet this demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks and tri-temperature (tri-temp) trailers, which provides the infrastructure to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically-located dairies, fresh kitchens and bakeries to further enable us to deliver the freshest product possible, with premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to expand the array of fresh products through the development of unique and comprehensive marketing and equipment programs that assist the retailer in showcasing their fresh product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to the convenience retail industry. Proper execution of VCI, with the cornerstone being dairy distribution, provides Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of fresh products. We believe that fresh items are increasingly driving consumer decisions, and will continue to be an important category.
Acquisitions and Expansion. We believe there is significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions, including continued expansion of our presence nationally. We completed five acquisitions and added three additional warehouses between 2006 and 2014, which expanded our distribution network, product selection and customer base. Our new distribution center in Ohio will further expand our distribution network and increase our geographic presence in the Midwest. We will also pursue opportunistic acquisitions in areas with significant population but limited infrastructure. In addition, our new three year contract with Rite Aid has expanded our customer base and affords us an opportunity to grow this alternative channel of business.

Competitive Strengths
We believe we have the following fundamental competitive strengths, which form the foundation for our business strategy:
Innovation and Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. Our capability to increase sales and profitability with existing and new customers is based on our ability to deliver consistently high levels of service, innovative marketing programs, technology solutions and logistics support. We believe we were one of the first to recognize emerging trends and to offer retailers our unique strategic solutions such as VCI and Fresh. In addition, we continue to leverage our Focused Marketing Initiative (FMI), which is designed to enhance our relationship with our independent customer base and to further differentiate us in the market place. The FMI program is centered on increasing the sales and profitability of the independent store through improved category insights, optimized retail price strategy and demographic decision-making along with providing Core-Mark’s marketing solutions to create a comprehensive retail marketing strategy. We believe our innovative approach, which focuses on building a trusted partnership with our customers, has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.
Distribution Capabilities. The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large national distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service large national chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity-enhancing technologies. Our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory management and accessing trade credit. Our average distribution in-stock service level for 2014, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 99%.

Customers
We service over 35,000 customer locations in 50 states in the U.S. and five Canadian provinces. Our primary customer base consists of traditional convenience stores as well as alternative outlets selling consumer packaged goods. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for 36.7% of our net sales in 2014 including Alimentation Couche-Tard, Inc. (Couche-Tard), our largest customer, which accounted for 14.5% of our total net sales.
Products
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
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2014		2013		2012
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$6,942.0	67.5%	$6,642.0	68.0%	$6,139.4	69.0%
Food	1,462.0	14.2	1,342.3	13.7	1,178.6	13.4
Candy (1)	534.3	5.2	513.2	5.3	476.6	5.3
Other tobacco products	827.5	8.1	787.8	8.1	687.8	7.7
Health, beauty & general (1)	361.0	3.5	341.3	3.5	282.1	3.2
Beverages	151.8	1.5	139.1	1.4	125.6	1.4
Equipment/other	1.5	—	1.9	—	2.3	—
Total food/non-food products	3,338.1	32.5%	$3,125.6	32.0%	2,753.0	31.0%
Total net sales	$10,280.1	100.0%	$9,767.6	100.0%	$8,892.4	100.0%
_____________________________________________

(1)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by NACS. The 2013 and 2012 presentations have been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million and $489.5 million in 2013 and 2012, respectively. Net sales for Health, beauty & general products would have been $327.3 million and $269.2 million in 2013 and 2012, respectively.

Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. With cigarettes accounting for approximately 67.5% of our total net sales and 27.1% of our total gross profit in 2014, we control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities. The daily replenishment of inventory and brand selection is controlled by our distribution centers.
In 2014 our cigarette carton sales in the U.S. and Canada, excluding two major customers who were new in the second half of 2013, declined 1.1% and increased 2.0%, respectively. In the industry overall, U.S. and Canadian cigarette consumption steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association (TMA), total cigarette consumption in the U.S. declined from 397 billion cigarettes in 2004 to 283 billion cigarettes in 2013, or a compounded annual decline of approximately 3.7%. Total cigarette consumption declined in Canada from 37 billion cigarettes in 2002 to 25 billion cigarettes in 2012, or a compounded annual decline of approximately 3.8% based on statistics provided by the TMA. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit from cigarette manufacturer price increases. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal government and are also imposed by the various states, localities and provinces. We collect state, local, and provincial income taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales included offsetting amounts of approximately $2.1 billion related to state, local and provincial excise taxes in 2014 and 2013 and approximately $2.0 billion in 2012.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 6.8% in 2014 to $3,338.1 million, which was 32.5% of our total net sales. Gross profit for food/non-food categories grew $39.7 million, or 10.5%, to $418.3 million in 2014, which was 72.9% of our total gross profit. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and Fresh, focus primarily on the highest margin categories in the food/non-food group. More specifically, sales in the food category grew 8.9% to $1,462.0 million, the largest contributor to our overall food/non-food sales improvement. This is consistent with our strategy to grow food/non-food products at a faster pace than cigarettes through our VCI, Fresh, and FMI strategies.

Our Suppliers

We purchase products for resale from approximately 4,900 trade suppliers and manufacturers located across the U.S. and Canada. In 2014, we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, accounting for approximately 28% and 14% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products, particularly food, directly from the manufacturers, improving product mix and availability for individual markets.

Operations
We operate a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Twenty-five of our distribution centers are located in the U.S. and four are located in Canada. The map below depicts the scope of our operations and the names of our distribution centers.

We operate four consolidation centers which buy products from our suppliers in bulk quantities and then re-distribute the products to many of our other distribution centers. The products purchased by our consolidation centers include frozen and chilled items, candy, snacks, beverages, health and beauty care and general merchandise products. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center (ADC), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center (RDC), is dedicated solely to supporting another major customer, CST Brands, Inc.
Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt rapidly to changing business needs and allows them to provide our customers with necessary information technology requirements and integration capabilities.

Distribution
At December 31, 2014, we had approximately 1,400 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2014, our trucking fleet consisted of over 760 tractors, trucks and vans, of which mostly all were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temp, which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2014, approximately 80% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. In 2013, we began the implementation of a plan to convert a portion of our fleet to CNG tractors which will allow us to purchase more environmentally friendly fuel, reduce our carbon footprint and lower our transportation costs. At December 31, 2014, we had 141 CNG tractors.

Competition
Competition within the industry is based primarily on the range and quality of the services provided, price, product selection and the reliability of wholesalers’ logistics. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery, innovative marketing solutions and merchandising support as well as competitive pricing.
We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large regional companies that provide products to specific areas of the country: The H.T. Hackney Company in the Southeast and the Eby-Brown Company in the Midwest and Mid-Atlantic regions. In addition, there are hundreds of local distributors serving small regional chains and independent convenience retailers. In Canada, in addition to Core-Mark, there is one large national company, Wallace & Carey, Inc., one regional company which services the Ontario market, Pratts Wholesale Limited, and one large national grocery wholesaler, Sobeys Inc., aside from Core-Mark, that make up the competitive landscape.
Beyond the traditional wholesale supply channels, we face potential competition from at least three other supply avenues. First, certain manufacturers such as Anheuser-Busch Companies, Inc., MillerCoors LLC, The Coca-Cola Company, Frito-Lay, Inc., a division of PepsiCo, Inc. (PepsiCo) and PepsiCo deliver their products directly to convenience retailers. Secondly, club wholesalers such as Costco Wholesale Corporation (Costco) and Sam’s West, Inc. (Sam’s Club) provide a limited selection of products at generally competitive prices; however, they often have limited delivery options and limited services. Finally, some large convenience retail chains self-distribute products due to the geographic density of their stores and their belief that they can economically service such locations.
We face competition from the diversion into the U.S. and Canadian markets of cigarettes intended for sale outside of such markets, including the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products and tobacco alternatives, including electronic cigarettes that challenge sales of higher priced and fully taxed cigarettes.

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2014, 2013 and 2012. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.

We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 16 days in each of 2014, 2013 and 2012 with the cigarette category averaging nine days and food/non-food categories averaging 29 days.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during each of 2014, 2013 and 2012 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistics facilities) as of December 31, 2014:
TOTAL EMPLOYEES BY BUSINESS FUNCTIONS

	U.S.	Canada	Total
Sales and Marketing	1,306	68	1,374
Warehousing and Distribution	3,450	322	3,772
Management, Administration, Finance and Purchasing	664	123	787
Total Categories	5,420	513	5,933

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 243 employees, or 4% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation
As a distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (FDA). In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration under the U.S. Department of Labor (OSHA), which require us to comply with certain health and safety standards to protect our employees.
We are also subject to regulation by the U.S. and Canadian Departments of Transportation, which regulate transportation of perishable goods, and similar state, provincial and local agencies. Our distribution centers in the U.S. and Canada are subject to a broad spectrum of federal, state, provincial and local environmental protection statutes including those that govern the emissions to air, soil and water, and the disposal of hazardous substances.
Our policy is to comply with all regulatory and legal requirements and management is not aware of any related issues that may have a material adverse effect upon our business, financial condition or results of operations.

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core-Mark International®, Core Solutions Group®, EMERALD®, Java Street®, SmartStock®, and Tastefully Yours®..

Segment and Geographic Information
We operate in two geographic areas -- the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.
Seasonality
We typically generate slightly higher net sales and gross profits during the warm weather months (April through September) than in other times throughout the year. We believe this occurs because the convenience store industry tends to be busier due to timing of vacations and increase in travel during this period.

Corporate and Available Information
Our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California, 94080 and our telephone number is (650) 589-9445.
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (SEC) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website under “Financials and Filings,” or through www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
Additionally, the Audit Committee of the Board of Directors (Audit Committee) of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, stockholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of our accounting policies. The procedures are also described on our website at www.core-mark.com under “Corporate Governance” in the “Investor Relations” section.

ITEM 1A.     RISK FACTORS
Our business is subject to a variety of risks. Set forth below are certain of the important risks that we face, the occurrence of which may have a material effect on our business, financial condition or results of operations.
Risks Related to Our Business and Industry
We are dependent on the convenience retail industry, and our results of operations could suffer if it experiences an overall decline or consolidation.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, including rising gasoline prices, which may impact “in-store” retail sales, competition from grocery stores and other retail outlets, termination of customer relationships and consolidation of our customer base. Such events could cause us to experience decreases in revenues and put pressure on our margins. In addition, any decline in the convenience store industry may place a number of our convenience retail customers under financial stress, which could increase our credit risk and potential bad debt exposure.
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
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel or delivery surcharges, but our ability to continue to pass through these increases, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers or do not realize the benefits we expect from converting a large percentage of our trucks to operate on natural gas or incur higher expenses if the price of gasoline decreases but the price of natural gas does not similarly decrease, our operating results could be materially and adversely affected.
Cigarette and consumable goods distribution is a low-margin business sensitive to inflation and deflation.
We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, beverages, general merchandise and health and beauty care products. Our industry is characterized by a high volume of sales with low profit margins. Our food/non-food sales are generally priced based on the manufacturer’s cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation or stagnation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. In addition, periods of product cost inflation may have a negative impact on our gross profit margins with respect to sales of cigarettes because gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price increases, reduced or eliminated manufacturer discounts and incentive programs or increases in applicable excise tax rates, our inventory carrying costs and accounts receivable could rise, placing pressure on our working capital requirements.
We rely on manufacturer discount and incentive programs and cigarette excise stamping allowances, and any material changes in these programs could adversely affect our results of operations.
We receive payments from the manufacturers on the products we distribute for allowances, discounts, volume rebates and other merchandising and incentive programs. These payments are a substantial benefit to our gross profit. The amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers and the duration of carrying a specified product. In addition, we receive discounts from certain taxing jurisdictions in connection with the collection of excise taxes. If the manufacturers or taxing jurisdictions change or discontinue these programs or change the timing of payments, or if we are unable to maintain the volume of our sales required by such programs, our results of operations could be negatively affected.
We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.
We obtain the products we distribute from third party suppliers. At December 31, 2014, we had approximately 4,900 vendors, and during 2014 we purchased approximately 64% of our products from our top 20 suppliers, with purchases from our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 28% and 14% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.
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
We are continuously improving our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased stockholder value. Customer acceptance of new marketing initiatives that we implement may not be as anticipated or competitive pressures may cause us to curtail or abandon these initiatives, resulting in lower revenue growth and unachieved cost savings.

Maintaining our brand and reputation is necessary for the success of our business.
Our established brand and reputation within the market largely contributes to our success. Our current and future business could be negatively impacted if we were poorly represented or garnered negative publicity through various media channels, which include but are not limited to, print, broadcast, web-based, and social media. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Even if the aforementioned situations were unfounded or not material to our business, these events could still diminish demand for our products and services and erode customer confidence. In the event that any of these events occur, they could have a negative impact on our results of operations and financial condition.
Our information technology systems may be subject to failure, disruptions, security breaches, malware, viruses, hacking or other cyber attacks or we may fail to implement upgrades in a timely manner, which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.
Our business is highly dependent on our customized enterprise information technology systems. We rely on our information technology systems and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our information technology systems and have disaster recovery plans in place to mitigate unforeseen events that could disrupt our systems’ service. However, if our systems fail or are not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
We may upgrade and replace various components of our proprietary enterprise resource planning (ERP) system periodically with the goal of maintaining and improving overall functionality, performance and service. Beginning in 2014, we started the process of upgrading the financial component of our proprietary ERP system. Some of our ERP system upgrades may include the implementation of leading software solutions or enhanced customizations to our existing systems. There are inherent risks associated with any system project and there can be no guarantee any implementation will be free of disruptions or other operational problems. As technology-based solutions become more integrated with our service offerings, our ability to service our customers could be impacted, creating additional competitive pressure and causing us to lose market share.
In addition, we retain sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We may face threats to our data centers and networks of unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by experienced hackers or other disruptive events.
Computer malware, viruses, hacking and other cyber attacks have become more prevalent and may occur on our systems in the future. Intruders may also take the form of parties that attempt to fraudulently induce employees or other users of our systems to disclose sensitive or confidential information or otherwise disrupt operations. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of intellectual property, proprietary business information or personally identifiable information belonging to us or our customers, business partners or employees. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability and security affects the availability of our technical infrastructure and technology-based services. Any such failure may harm our reputation and our ability to retain existing customers and attract new customers and could impact our results of operation.
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
We depend on attracting and retaining qualified labor including our senior management and other key personnel.
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
As of December 31, 2014, 243, or 4%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, the National Labor Relations Board is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With over 3,900 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the implementation of the Patient Protection and Affordable Care Act (ACA) may significantly increase our employee healthcare-related costs. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the U.S. Drug Enforcement Administration and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
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
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of the services we provide and the nature of our operations throughout North America, including claims exposure resulting from personal injury, property damage, business interruption and workers’ compensation. Workers’ compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk increases, our financial condition and results of operations could be adversely affected. If we lose our ability to self-insure these risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

Risks Related to the Distribution of Cigarettes and Other Tobacco Products
Our sales volume is largely dependent upon the distribution of cigarettes, sales of which are declining generally.
The distribution of cigarettes is currently a significant portion of our business. In 2014, approximately 67.5% of our net sales (which includes excise taxes) and 27.1% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. Presently, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, over the internet and by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
Legislation, regulation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of tobacco products imposed by governmental entities. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars and pipe products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval of the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco products and, accordingly, our sales of such products. However, some states, local, municipal governments and agencies have not adopted legislation, regulations or policies which prohibit, restrict or discourage tobacco alternatives, such as electronic cigarettes, or the sale of such products to minors. Such disparate legislation and regulation for tobacco alternatives could adversely impact the market for regulated tobacco products.
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
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. and Canada as a means of increasing government revenues. These tax increases negatively impact consumption. Additionally, they may cause a shift in sales from premium brands to discount brands, illicit channels or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options.
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
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement (MSA) with 46 states, the District of Columbia and certain U.S. territories. The other four states--Mississippi, Florida, Texas and Minnesota (non-MSA states)--settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers. In addition, the growth in market share of discount brands since the MSA was signed has had an adverse impact on the total volume of the cigarettes that we sell.
In connection with the MSA, we were indemnified by most of the tobacco product manufacturers from which we purchased cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supplied to us. Should the MSA ever be invalidated, we could be subject to substantial litigation due to our distribution of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we are indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers could be so large as to prevent the manufacturers from satisfying their indemnification obligations.

Risks Related to Financial Matters, Financing and Foreign Exchange

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. the federal government has proposed legislation, which effectively could limit, or even eliminate, use of the last-in, first-out (LIFO) inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results.
Our pension plan is currently underfunded and we may be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plan when the benefit obligation exceeds the fair value of the plan assets. As of December 31, 2014 our pension plan was 93% funded and our balance sheet included $3.2 million in pension liabilities related to underfunded pension obligations. In 2013, we adopted a strategy to reduce the plan’s investment risk by reducing the allocation to return seeking assets and increasing the allocation to liability hedging assets over time with the intention of reducing volatility of the funded status and pension costs. Despite our expectation that this strategy will reduce the risk associated with the funding level of our pension plan, if the performance of the assets in our pension plan do not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to our pension plan could be substantially higher than we expect.
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
We generate a significant portion of our revenues in Canadian dollars, approximately 12% in 2014 and 11% in 2013. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-

term intercompany transactions be recorded currently as gains or losses within the statement of operations. To the extent we incur losses on such transactions, our net income will be reduced.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $200 million revolving credit facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (Credit Facility). The Credit Facility expires in May 2018. While we believe our sources of liquidity are adequate, we cannot assure that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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
To prepare financial statements in conformity with GAAP, management is required to exercise judgment in selecting and applying accounting methodologies and making estimates and assumptions. These methods, estimates, and assumptions are subject to uncertainties and changes, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include but are not limited to the following: allowance for doubtful accounts, provisions for income taxes, vendor rebates and promotional allowances, valuation of goodwill and long-lived assets, valuation of assets and liabilities in connection with business combinations, valuation of pension assets and obligations, stock-based compensation expense and accruals for estimated liabilities, including litigation and insurance reserves.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 30,000 square feet of leased office space. We also lease approximately 13,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,000 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 3.7 million square feet and own approximately 0.6 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Hayward, California	Spokane, Washington
Atlanta, Georgia	Las Vegas, Nevada	Tampa, Florida
Bakersfield, California	Leitchfield, Kentucky	Whitinsville, Massachusetts
Corona, California(2)	Los Angeles, California	Wilkes-Barre, Pennsylvania
Denver, Colorado	Minneapolis, Minnesota	Calgary, Alberta
Forrest City, Arkansas(4)	Portland, Oregon	Toronto, Ontario(5)
Fort Worth, Texas	Sacramento, California(3)	Vancouver, British Columbia
Glenwillow, Ohio	Salt Lake City, Utah	Winnipeg, Manitoba
Grants Pass, Oregon	Sanford, North Carolina

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

(2)	This location includes two facilities, a distribution center and our AMI consolidating warehouse.

(3)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.

(4)	This facility includes a distribution center and our AMI-Artic East consolidating warehouse.

(5)	This facility includes a distribution center and our Canadian consolidation operations.
We also operate distribution centers on behalf of two of our major customers: one in Phoenix, Arizona (for Couche-Tard), and one in San Antonio, Texas (for CST Brands, Inc.). Each facility is leased by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS
The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson.  The District Court denied the Company’s motion for post-judgment relief on June 26, 2014.  The Company and its insurers have appealed the District Court’s decision.  The Company expects to file its Opening Brief in March 2015. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,904 stockholders of record as of February 13, 2015.
On May 21, 2014, the Board of Directors declared a two-for-one stock split of our outstanding common stock which was effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014. All references made to share or per share amounts reflect this two-for-one stock split.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ and dividends declared per share for the periods indicated:

	Market Prices				Dividend Declared
	2014		2013		Year
	Low Price	High Price	Low Price	High Price	2014	2013
4th Quarter	$50.67	$64.01	$31.93	$37.97	$0.13	$0.11
3rd Quarter	43.47	54.57	31.33	33.63	0.11	0.10
2nd Quarter	37.03	46.59	25.13	31.88	0.11	0.10
1st Quarter (1)	35.00	39.53	23.05	25.86	0.11	—
______________________________________________
(1) In lieu of the first quarter 2013 dividend, our Board of Directors declared an accelerated cash dividend of $0.10 per common share on December 20, 2012.
We paid dividends of $10.7 million and $7.1 million in 2014 and 2013, respectively. Our Credit Facility places certain limits on our ability to pay cash dividends on our common stock, including a $75 million maximum payment over the term of the Credit Facility. Our intentions are to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2009 through 2014, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index and a peer group of companies (Performance Peer Group).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2009, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), The Chef’s Warehouse, Inc. (CHEF), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT). Nash Finch Company (NAFC) was acquired in 2014 and therefore is no longer a member of the Core-Mark performance peer group index. It has been replaced by The Chef’s Warehouse, Inc., which resulted in a minimal variation in the cumulative total returns for the comparative periods.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK AND RUSSELL 2000 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CORE	$100.00	$108.01	$120.76	$147.52	$238.79	$393.42
Russell 2000	$100.00	$126.81	$121.52	$141.42	$196.32	$205.93
NASDAQ Index	$100.00	$118.43	$118.27	$138.63	$194.21	$223.47
Performance Peer Group	$100.00	$109.92	$114.17	$129.72	$158.94	$176.14
Issuer Purchases of Equity Securities
Our Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. Shares repurchased under the program were made in open market and the timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization.
In 2014, we repurchased 175,917 shares of common stock for a total cost of $8.0 million, or an average price of $45.49 per share. In 2013, we repurchased 253,744 shares of common stock for a total cost of $7.2 million, or an average price of $28.30 per share. As of December 31, 2014, we had $20.7 million available for future share repurchases under the program.

The following table provides the repurchases of common stock shares during the three months ended December 31, 2014:

				Approximate
				Dollar Value
			Total Number	of Shares that
			of Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased	per Share (1)	or Programs	(in millions)
October 1, 2014 to October 31, 2014	—	$—	—	$23.3
November 1, 2014 to November 30, 2014	33,800	58.48	33,800	21.4
December 1, 2014 to December 31, 2014	11,200	61.00	11,200	20.7
Total repurchases for the three months ended December 31, 2014	45,000	$59.11	45,000	$20.7

_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2010 to 2014 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K or Form 10-K/A. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
	Year Ended December 31,
(in millions except per share amounts)	2014(1)	2013	2012(2)	2011(3)	2010(4)
Statement of Operations Data:
Net sales	$10,280.1	$9,767.6	$8,892.4	$8,114.9	$7,266.8
Gross profit (5)	573.7	537.1	476.8	434.1	385.3
Warehousing and distribution expenses (5)	318.4	297.1	262.7	234.6	211.8
Selling, general and administrative expenses	184.4	168.3	153.7	150.8	142.5
Amortization of intangible assets	2.6	2.7	3.0	3.0	2.1
Income from operations	68.3	69.0	57.4	45.7	28.9
Interest expense, net (6)	1.8	2.2	1.8	2.0	2.2
Net income	42.7	41.6	33.9	26.2	17.7
Per share data:
Basic net income per common share	$1.85	$1.81	$1.48	$1.15	$0.82
Diluted net income per common share	$1.83	$1.79	$1.46	$1.12	$0.78
Shares used to compute net income per share:
Basic	23.1	23.0	23.0	22.8	21.6
Diluted	23.3	23.2	23.2	23.4	22.8
Cash dividends declared per common share (7)	$0.46	$0.30	$0.45	$0.09	$—
Other Financial Data:
Excise taxes (8)	$2,110.3	$2,050.8	$1,987.0	$1,951.5	$1,756.5
Cigarette inventory holding gains (9)	8.2	9.0	7.8	8.2	6.1
Candy inventory holding gains (10)	6.0	—	—	5.9	—
OTP tax items (11)	7.5	—	—	0.7	0.6
LIFO expense (12)	16.3	8.7	12.3	18.3	16.6
Depreciation and amortization (13)	32.0	27.2	25.3	22.4	19.7
Stock-based compensation	6.1	4.6	5.8	5.5	4.8
Capital expenditures (14)	53.9	18.0	28.6	24.1	13.9
Adjusted EBITDA (15)	122.7	109.5	100.8	91.9	70.0

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,029.6	$956.8	$919.2	$870.2	$708.8
Long-term obligations (16)	68.2	57.6	84.7	63.1	0.8
______________________________________________

(1)	The selected consolidated financial data includes the results of operations of the Glenwillow, Ohio division, which commenced operations in August 2014.

(2)	J.T. Davenport & Sons, Inc. was acquired in December 2012 and the results of operations have been included in the selected consolidated financial data from that point forward.

(3)
Forrest City Grocery Company was acquired in May 2011, and the results of operations have been included in the selected consolidated financial data from that point forward. The selected consolidated financial data also includes the results of operations of the Tampa, Florida division, which commenced operations in September 2011.

(4)	Finkle Distributors, Inc., was acquired in August 2010 and the results of operations have been included in the selected consolidated financial data from that point forward.

(5)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(6)	Interest expense, net, is reported net of interest income.

(7)
On October 19, 2011, we announced the commencement of a quarterly dividend program. In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.10 per common share on December 20, 2012.

(8)	State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by us are included in net sales and cost of goods sold.

(9)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. Although we have realized cigarette inventory holding gains in each of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.

(10)
Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. This income is recorded as an offset to cost of goods sold and recognized as the inventory is sold. Although we have realized candy inventory holding gains in two of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.

(11)
In 2014, we received Other Tobacco Products (OTP) tax refunds of $9.0 million related to prior years’ taxes, offset by $1.0 million related expenses and a probable OTP tax assessment of $0.5 million. We received an OTP tax settlement of $0.8 million in 2011, offset by $0.1 million related expenses. We recognized a $0.6 million OTP tax gain resulting from a state tax method change in 2010. OTP tax settlements were zero for both 2013 and 2012.

(12)
The increase in LIFO expense for 2014 was due primarily to increased cigarette, grocery and candy price inflation rates in 2014 and the lower than expected inflation rates for non-tobacco commodities in 2013.

(13)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangible assets.

(14)
Capital expenditures increased in 2014 due primarily to certain projects which were postponed in 2013, our new distribution center in Ohio, and an investment in advanced ordering technology for customers.

(15)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses.

Below is a reconciliation of Adjusted EBITDA to net income (in millions):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$42.7	$41.6	$33.9	$26.2	$17.7
Interest expense, net	1.8	2.2	1.8	2.0	2.2
Provision for income taxes	23.7	24.4	21.5	17.0	9.5
Depreciation and amortization	32.0	27.2	25.3	22.4	19.7
LIFO expense	16.3	8.7	12.3	18.3	16.6
Stock-based compensation expense	6.1	4.6	5.8	5.5	4.8
Foreign currency transaction losses (gains), net	0.1	0.8	0.2	0.5	(0.5)
Adjusted EBITDA	$122.7	$109.5	$100.8	$91.9	$70.0

(16)	Includes amounts borrowed and long-term capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 35,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

Overview of 2014 Results
In 2014, we continued to focus on growing market share and increasing our food/non-food sales and gross profit by leveraging our “Fresh” product offering, driving our Vendor Consolidation Initiative (VCI), and providing customer category management expertise in order to make our independent retailers more relevant and profitable. We experienced net sales growth and market share gains, benefiting from the execution of our core strategies, the addition of two major customers in the second half of 2013 and our new agreement with Rite Aid Corporation (Rite Aid). The sales growth occurred despite the impact of a weaker Canadian dollar in 2014 and declines in cigarette carton sales to our existing customers. The addition of Rite Aid allowed us to further optimize our national distribution capabilities by opening a new warehouse in Glenwillow, Ohio during the third quarter of 2014, further leveraged by the transfer of existing stores from other Core-Mark distribution centers. During 2014, we successfully rolled out service to approximately 4,200 Rite Aid stores and are currently servicing 4,500 stores across the U.S.
Net sales in 2014 increased 5.2% or $512.5 million, to $10,280.1 million compared to $9,767.6 million for 2013. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 6.2%. The success of our core strategies continued to shift net sales to our food/non-food category which was 32.5% of total net sales in 2014 compared with 32.0% for 2013. Excluding the impact of foreign currency fluctuations, food/non-food sales increased 7.7% in 2014.
Gross profit in 2014 increased $36.6 million, or 6.8%, to $573.7 million from $537.1 million during 2013, driven primarily by the increase in food/non-food sales, which have higher margins than cigarette products. This increase also includes $8.5 million in refunds, net of tax assessments, related to the over payment of excise taxes on OTP from prior years. Gross profit in 2014 also benefitted from candy inventory holding gains of $6.0 million, offset by a $7.6 million increase in LIFO expense, driven largely by inflation in the cigarette, confection and grocery categories.
Operating expenses as a percentage of net sales were 4.9% in 2014 compared to 4.8% for 2013. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. Transportation expenses in 2014 were negatively impacted by a tightening of the driver labor pool in certain markets, consistent with national trucking industry trends. We have implemented strategies to assist in the hiring, training and retention of drivers which are expected to result in lower transportation costs in 2015.
Net income was $42.7 million in 2014 compared to $41.6 million in 2013. Adjusted EBITDA(1) increased $13.2 million, or 12.1%, to $122.7 million in 2014 from $109.5 million in 2013. The increase in Adjusted EBITDA was driven primarily by increases in gross profit, including $7.5 million of OTP tax refunds, net of settlements and related fees, and $6.0 million of candy holding gains offset by higher operating expenses to support the growth in our business, increases in employee bonus and stock compensation expenses and higher healthcare costs.
________________________________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) (see the calculation of Adjusted EBITDA in “Liquidity and Capital Resources” below).

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
Some of our more recent expansion activities include:

•
In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. From this new facility we successfully rolled out service to approximately 800 Rite Aid stores and transferred 600 existing stores from other Core-Mark distribution centers as of December 31, 2014. We expect to transfer additional stores to the new facility in 2015. The addition of this distribution center is expected to allow us to serve our customers in this region more efficiently and could potentially result in transportation cost savings as we reduce mileage to service the existing customers.

•
In June 2014, we signed a three year contract with Rite Aid. We are currently servicing approximately 4,500 stores across the U.S. with fresh, refrigerated, bakery and frozen products. We are committed to our long-term partnership with Rite Aid to help them maximize supply chain efficiencies and optimize product sales to meet the needs of their customers.

•
In October 2013, we successfully rolled out service to approximately 500 Esso branded stores as a result of a five year agreement signed with Imperial Oil. These stores are located in Ontario and the Western Provinces of Canada.

We continue to add breadth to our proprietary “Fresh and Local™” program by expanding our fresh item solutions. During 2014, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoils management. As of December 31, 2014, there were approximately 8,700 participating stores in our “Fresh and Local™” program and sales for our fresh categories grew nearly 23% in 2014 compared to 2013. We have specifically focused more on fresh and healthy offerings because we believe that over the long-term the trend is for the convenience consumer to shift buying preferences to these type of items and we benefit due to the higher margins of these products compared to the other food/non-food products we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments
Dividends
On May 21, 2014, the Board of Directors declared a two-for-one stock split of our outstanding common stock which was effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
The Board of Directors approved the following cash dividends in 2014 (in millions, except per share data)

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 7, 2014	$0.11	February 28, 2014	$2.6	March 24, 2014
May 2, 2014	$0.11	May 23, 2014	$2.5	June 16, 2014
August 5, 2014	$0.11	August 22, 2014	$2.6	September 15, 2014
November 6, 2014	$0.13	November 28, 2014	$3.0	December 22, 2014
______________________________________________
(1) Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
We paid dividends of $10.7 million and $7.1 million in 2014 and 2013, respectively.
Share Repurchase Program
In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. In 2014, we repurchased 175,917 shares of common stock at an average price of $45.49 compared to repurchases of 253,744 shares of common stock at an average price of $28.30 in 2013. As of December 31, 2014 and 2013, we had $20.7 million and $28.7 million, respectively, available for future share repurchases under the program.

Results of Operations
Comparison of 2014 and 2013 (in millions) (1):

		2014			2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$512.5	$10,280.1	100.0%	—%	$9,767.6	100.0%	—%
Net sales — Cigarettes	300.0	6,942.0	67.5	61.9	6,642.0	68.0	62.3
Net sales — Food/non-food	212.5	3,338.1	32.5	38.1	3,125.6	32.0	37.7
Net sales, less excise taxes (2)	453.0	8,169.8	79.5	100.0	7,716.8	79.0	100.0
Gross profit (3)	36.6	573.7	5.6	7.0	537.1	5.5	7.0
Warehousing and
distribution expenses	21.3	318.4	3.1	3.9	297.1	3.1	3.9
Selling, general and
administrative expenses	16.1	184.4	1.8	2.3	168.3	1.7	2.2
Amortization of
intangible assets	(0.1)	2.6	—	—	2.7	—	—
Income from operations	(0.7)	68.3	0.7	0.8	69.0	0.7	0.9
Interest expense	(0.3)	(2.4)	—	—	(2.7)	—	—
Interest income	0.1	0.6	—	—	0.5	—	—
Foreign currency transaction
losses, net	(0.7)	(0.1)	—	—	(0.8)	—	—
Income before taxes	0.4	66.4	0.6	0.8	66.0	0.7	0.9
Net income	1.1	42.7	0.4	0.5	41.6	0.4	0.5
Adjusted EBITDA (4)	13.2	122.7	1.2	1.5	109.5	1.1	1.4
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales for 2014 increased by $512.5 million, or 5.2%, to $10,280.1 million from $9,767.6 million in 2013. Excluding the effects of foreign currency fluctuations, net sales increased approximately 6.2%, due primarily to market share gains, incremental food/non-food sales to existing customers and an increase in the average price per carton of cigarettes, offset by a modest decline in carton sales, excluding market share gains. The incremental food/non-food sales to existing customers was driven primarily by the continued success of our core strategies. The increase in the average price per carton of cigarettes was related mainly to increases in manufacturers’ prices. Net sales in our Food category, which increased 8.9% in 2014, contributed over half of the 6.8% increase in food/non-food sales.
Net Sales of Cigarettes. Net sales of cigarettes for 2014 increased by $300.0 million, or 4.5%, to $6,942.0 million from $6,642.0 million in 2013. The increase in net cigarette sales was driven primarily by a 3.0% increase in the average price per carton and the addition of two major customers in the second half of 2013, offset by a decline of 0.8% in carton sales for the remainder of the business. Excluding the two major customers, cigarette cartons decreased by 1.1% in the U.S. and increased by 2.0% in Canada, driven primarily by market share gains. Total net cigarette sales as a percentage of total net sales were 67.5% in 2014 compared to 68.0% for 2013.
We believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, tobacco alternatives, including electronic cigarettes, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2014 increased $212.5 million, or 6.8%, to $3,338.1 million from $3,125.6 million in 2013.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2014	2013	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,462.0	$1,342.3	$119.7	8.9%
Candy (2)	534.3	513.2	21.1	4.1%
Other tobacco products	827.5	787.8	39.7	5.0%
Health, beauty & general (2)	361.0	341.3	19.7	5.8%
Beverages	151.8	139.1	12.7	9.1%
Equipment/other	1.5	1.9	(0.4)	(21.1)%
Total Food/Non-food Products	$3,338.1	$3,125.6	$212.5	6.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by NACS. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million in 2013. Net sales for Health, beauty & general products would have been $327.3 million in 2013.

Net sales of food/non-food products increased $212.5 million, or 6.8%, to $3,338.1 million from $3,125.6 million in 2013. The increase in food/non-food sales was driven by incremental sales to existing customers, market share gains and price inflation, offset partially by the impact of a weaker Canadian dollar in 2014. Sales generated from Vendor Consolidation, Fresh and Focused Marketing Initiatives contributed to this improvement in net sales. In addition, we also continue to see higher sales of smokeless tobacco products in our OTP category.  We believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette carton sales.
Total net sales of food/non-food products as a percentage of total net sales increased to 32.5% in 2014 compared to 32.0% in 2013.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2014 increased by $36.6 million, or 6.8% to $573.7 million from $537.1 million for 2013 due primarily to increases in sales and profit margins in our food/non-food category. This increase includes $8.5 million in refunds, net of tax assessments, related primarily to the over payment of excise taxes on OTP from prior years. Gross profit in 2014 also benefitted from candy inventory holding gains of $6.0 million, offset by a $7.6 million increase in LIFO expense, driven largely by inflation in the cigarette, confection and grocery categories. Gross profit margin was 5.58% and 5.50% of total net sales for 2014 and 2013, respectively.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding gains. These gains are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette inventory holding gains were $8.2 million, or 1.4%, of our gross profit for 2014, $9.0 million, or 1.7%, of our gross profit for 2013 and $7.8 million, or 1.6% of our gross profit for 2012. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of sales, because we are paid on a cents per carton basis for cigarette sales. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
Additionally, inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2014 and 2013 (in millions)(1):

		2014			2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$512.5	$10,280.1	100.0%	—%	$9,767.6	100.0%	—%
Net sales, less excise taxes(2)	453.0	8,169.8	79.5	100.0	7,716.8	79.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.8)	$8.2	0.08%	0.10%	$9.0	0.09%	0.12%
Candy inventory holding gains(4)	6.0	6.0	0.06	0.08	—	—	—
OTP tax items(5)	8.5	8.5	0.08	0.10	—	—	—
LIFO expense	7.6	(16.3)	(0.16)	(0.20)	(8.7)	(0.09)	(0.12)
Remaining gross profit(6)	30.5	567.3	5.52	6.94	536.8	5.50	6.96
Gross profit	$36.6	$573.7	5.58%	7.02%	$537.1	5.50%	6.96%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $7.2 million and $1.0 million, respectively, for 2014, compared to $8.3 million and $0.7 million, respectively, for 2013.

(4)
For 2014, we recognized approximately $6.0 million in candy inventory holding gains resulting from manufacturer price increases. The amount of candy inventory holding gains attributable to the U.S. and Canada for 2014 were $5.4 million and $0.6 million, respectively.

(5)	For 2014, we received OTP tax refunds of $9.0 million related to prior years’ taxes, offset by an OTP tax assessment of $0.5 million.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $30.5 million, or 5.7%, to $567.3 million for 2014 from $536.8 million for 2013. In 2014, remaining gross profit margin was 5.52% of total net sales in 2014 compared to 5.50% in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 13 basis points, offset by the addition of two new major customers in 2013, which reduced margins by six basis points. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately six basis points in 2014.
Cigarette remaining gross profit per carton decreased by 0.8% in 2014 compared to 2013 due primarily to the compressing impact of the two major customers gained during 2013.
Food/non-food remaining gross profit increased $30.2 million, or 8.0% in 2014 compared to 2013. Food/non-food remaining gross profit margin increased 13 basis points to 12.28% in 2014 compared with 12.15% in 2013. Excluding the two new major customers, food/non-food remaining gross profit margin increased by 20 basis points driven by sales growth in our Food category and the shift toward higher margin items primarily as a result of the continued success of our marketing programs, offset by OTP, which had higher sales in 2014 but lower gross profit margins relative to other food/non-food products.

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
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In 2014, operating expenses increased by $37.3 million, or 8.0%, to $505.4 million from $468.1 million in 2013. As a percentage of net sales, total operating expenses were 4.9% in 2014 compared to 4.8% in 2013. Increases in the amount of cubic feet of product handled in the warehouse and by our drivers, contributed to higher operating costs. In addition, we continue to see upward pressure on operating expenses as a percentage of net sales due to a shift in sales to food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. The shift in sales to food/non-food products increased operating expenses as a percentage of net sales by approximately 14 basis points in 2014 compared to 2013.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $21.3 million, or 7.2%, to $318.4 million in 2014 from $297.1 million in 2013. The increase in warehousing and distribution expenses was due primarily to a 7.2% increase in comparable cubic feet of product sold driven largely by our food/non-food category. In addition, we experienced higher delivery salaries and healthcare costs, offset partially by a decrease in fuel costs.
Delivery salaries increased approximately 11% driven primarily by the increase in cubic feet of product shipped, a 6.1% increase in miles driven and higher costs resulting from the tightening of the driver labor pool in certain markets, consistent with national trucking industry trends.  We have implemented strategies to assist in the hiring, training and retention of drivers which are expected to result in lower transportation costs in 2015.
Fuel costs decreased $1.2 million, or 5.6%, due primarily to lower diesel fuel prices and in part our conversion to vehicles that use compressed natural gas (CNG).   As of December 31, 2014, we had converted approximately 20% of our fleet to CNG vehicles and we have plans to continue the conversion of our diesel tractors in 2015. Future increases or decreases in fuel costs and fuel surcharges we collect from our customers, may materially impact our financial results depending on the extent and timing of these changes.
As a percentage of total net sales, warehousing and distribution expenses were 3.1% for both 2014 and 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately nine basis points in 2014 compared to 2013, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $16.1 million, or 9.6% in 2014 to $184.4 million from $168.3 million in 2013. SG&A expenses in 2014 included a $4.5 million increase for employee bonus and stock-based compensation expense, a $1.9 million increase in employee healthcare costs, $1.5 million for a probable product liability settlement and related legal expenses, $1.4 million of transitional expenses related to our business expansion activities and $1.0 million in legal expenses associated with the collection of the OTP tax refunds in 2014. SG&A expenses in 2013 included $2.5 million of integration and other expenses related to our business expansion activities.
As a percentage of net sales, SG&A expenses were 1.8% in 2014 compared to 1.7% for 2013. Excluding the aforementioned items, SG&A expenses as a percentage of sales were 1.5% for both 2014 and 2013. The shift in sales to food/non-food products increased SG&A expenses as a percentage of net sales by approximately five basis points in 2014 compared to 2013.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $2.4 million and $2.7 million in 2014 and 2013, respectively. Average borrowings in 2014 were $14.8 million with an average interest rate of 1.6%, compared to average borrowings of $35.3 million and an average interest rate of 1.8% in 2013. Lower average borrowings and interest rates for 2014 were offset by an increase in interest expense related to capital lease arrangements.
Foreign Currency Transaction Losses, Net. Foreign currency transaction losses were $0.1 million in 2014 compared to $0.8 million in 2013. The change was due primarily to the fluctuation in the Canadian/U.S. dollar exchange rate.
Income Taxes. Our effective tax rate was 35.7% for 2014 compared to 37.0% for 2013. The provision for income taxes for 2014 included a net benefit of $1.8 million, compared to a net benefit of $0.9 million in 2013, related primarily to adjustments of prior years' estimates and the expiration of statute of limitations for uncertain tax positions which reduced our effective tax rates by approximately 2.7% and 1.4%, respectively.

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

Net Sales. Net sales for 2013 increased by $875.2 million, or 9.8%, to $9,767.6 million from $8,892.4 million in 2012. Excluding excise taxes, net sales increased by 11.8% in 2013 due primarily to the acquisition of J.T. Davenport & Sons, Inc. (Davenport), market share gains and incremental net sales to existing customers driven primarily by the success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes for 2013 increased by $502.6 million, or 8.2%, to $6,642.0 million from $6,139.4 million in 2012. Net sales of cigarettes, excluding excise taxes, increased by 10.4% for the same periods. The increase in net cigarette sales was driven primarily by sales from Davenport, market share gains and a 2.3% increase in the average price per carton, offset by a 1.8% decrease in carton sales. In the U.S., cigarette carton sales decreased by 1.2% excluding incremental carton sales from Davenport. Carton sales in Canada decreased by 7.5% due primarily to the loss of two non-major customers in the fourth quarter of 2012. Total net cigarette sales as a percentage of total net sales were 68.0% in 2013 compared to 69.0% for 2012.
We believe long-term cigarette consumption will be negatively impacted by rising prices, legislative actions, tobacco alternatives, including electronic cigarettes, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2013 increased $372.6 million, or 13.5%, to $3,125.6 million from $2,753.0 million in 2012. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2013	2012	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,342.3	$1,178.6	$163.7	13.9%
Candy (2)	513.2	476.6	36.6	7.7
Other tobacco products	787.8	687.8	100.0	14.5
Health, beauty & general (2)	341.3	282.1	59.2	21.0
Beverages	139.1	125.6	13.5	10.7
Equipment/other	1.9	2.3	(0.4)	(17.4)
Total Food/Non-food Products	$3,125.6	$2,753.0	$372.6	13.5%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by NACS. The 2013 and 2012 presentations have been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million and $489.5 million in 2013 and 2012, respectively. Net sales for Health, beauty & general products would have been $327.3 million and $269.2 million in 2013 and 2012, respectively.

The increase in food/non-food sales in 2013 was driven primarily by sales from Davenport, market share gains and incremental net sales from existing customers. Continued success in implementing our core strategies, benefiting primarily the food category, was a meaningful driver to the improvement in net sales to existing customers during 2013. In addition, we continued to see higher sales of smokeless tobacco products in our OTP category and e-cigarettes included in our health, beauty & general product category. We believe the trend toward increased use of smokeless tobacco products and e-cigarettes by consumers will continue and will help offset the impact of expected continued declines in cigarette consumption. This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products and e-cigarettes, being generally higher than the profit margins we earn on cigarette carton sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.0% in 2013 compared to 31.0% in 2012.
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
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2013 and 2012 (in millions)(1):

		2013			2012
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$875.2	$9,767.6	100.0%	—%	$8,892.4	100.0%	—%
Net sales, less excise taxes (2)	811.4	7,716.8	79.0	100.0	6,905.4	77.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$1.2	$9.0	0.09%	0.12%	$7.8	0.09%	0.11%
LIFO expense	(3.6)	(8.7)	(0.09)	(0.12)	(12.3)	(0.14)	(0.18)
Remaining gross profit (4)	55.5	536.8	5.50	6.96	481.3	5.41	6.97
Gross profit	$60.3	$537.1	5.50%	6.96%	$476.8	5.36%	6.90%

______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In 2013, operating expenses increased by $48.7 million, or 11.6%, to $468.1 million from $419.4 million in 2012. The increase in operating expenses was due primarily to the addition of Davenport and an increase in sales volume of food/non-food products. As a percentage of net sales, total operating expenses were 4.8% in 2013 compared to 4.7% in 2012. A shift in sales to food/non-food products increased operating expenses as a percentage of net sales in 2013 since food/non-food products have lower sales price points than the cigarette category.
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
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $14.6 million, or 9.5% in 2013 to $168.3 million from $153.7 million in 2012. The increase in SG&A expenses was due primarily to expenses attributable to Davenport and an increase of approximately $1.2 million related to integration and business expansion activities in the Eastern U.S. In addition, SG&A expenses in 2012 included a $1.8 million benefit related to the favorable resolution of legacy worker’s compensation and insurance claims. As a percentage of net sales, SG&A expenses were 1.7% for both 2013 and 2012.
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

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2014, 2013 and 2012 (in millions)(1):

	2014	2013	2012
Cigarettes
Net sales	$6,942.0	$6,642.0	$6,139.4
Excise taxes in sales (2)	1,881.1	1,832.8	1,782.4
Net sales, less excise taxes (3)	5,060.9	4,809.2	4,357.0
LIFO expense	10.1	7.5	8.0
Gross profit (4)	155.4	158.5	151.0
Gross profit %	2.24%	2.39%	2.46%
Gross profit % less excise taxes	3.07%	3.30%	3.47%
Remaining gross profit (6)	$157.3	$157.0	$151.2
Remaining gross profit %	2.27%	2.36%	2.46%
Remaining gross profit % less excise taxes	3.11%	3.26%	3.47%

Food/Non-food Products
Net sales	$3,338.1	$3,125.6	$2,753.0
Excise taxes in sales (2)	229.2	218.0	204.6
Net sales, less excise taxes (3)	3,108.9	2,907.6	2,548.4
LIFO expense	6.2	1.2	4.3
Gross profit (5)	418.3	378.6	325.8
Gross profit %	12.53%	12.11%	11.83%
Gross profit % less excise taxes	13.45%	13.02%	12.78%
Remaining gross profit (6)	$410.0	$379.8	$330.1
Remaining gross profit %	12.28%	12.15%	11.99%
Remaining gross profit % less excise taxes	13.19%	13.06%	12.95%

Totals
Net sales	$10,280.1	$9,767.6	$8,892.4
Excise taxes in sales (2)	2,110.3	2,050.8	1,987.0
Net sales, less excise taxes (3)	8,169.8	7,716.8	6,905.4
LIFO expense	16.3	8.7	12.3
Gross profit (4) (5)	573.7	537.1	476.8
Gross profit %	5.58%	5.50%	5.36%
Gross profit % less excise taxes	7.02%	6.96%	6.90%
Remaining gross profit (6)	$567.3	$536.8	$481.3
Remaining gross profit %	5.52%	5.50%	5.41%
Remaining gross profit % less excise taxes	6.94%	6.96%	6.97%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2014, 2013 and 2012 were $8.2 million, $9.0 million and $7.8 million, respectively.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax items and (v) a net candy holding gain. Included in gross profit for 2014 is a net candy holding gain of $6.0 million of which $5.4 million relates to the U.S. and $0.6 million relates to Canada. Gross profit for 2014 also includes OTP tax refunds of $9.0 million related to prior years’ taxes, offset by an OTP tax assessment of $0.5 million.

(6)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2014 were $14.4 million compared to $11.0 million at December 31, 2013. Our restricted cash at December 31, 2014 was $13.0 million compared to $12.1 million at December 31, 2013. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2014, our cash flows from operating activities provided $66.5 million and at December 31, 2014, we had $114.8 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Year ended December 31, 2014
Net cash provided by operating activities increased by $7.4 million to $66.5 million for the year ended December 31, 2014 compared to $59.1 million for the same period in 2013. This increase was due primarily to an increase of $7.9 million in net income adjusted for non-cash items, offset by an increase in cash used in working capital of $0.5 million. The slight increase in working capital was due primarily to an increase in inventory related to year-end LIFO purchases which were higher than last year, offset by a decline in prepayments, driven primarily by the timing of certain cigarette manufacturer prepayments and a lesser increase in cigarette and tobacco taxes payable in 2014 compared to the prior year due to timing of year-end stamp purchases.
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
Cash flows from investing activities
Year ended December 31, 2014
Net cash used in investing activities increased by $37.1 million to $61.1 million for the year ended December 31, 2014 compared to $24.0 million for the same period in 2013. This increase was due primarily to an increase in capital expenditures, which increased by approximately $35.9 million to $53.9 million in 2014 compared to $18.0 million in 2013. The increase in capital expenditures is attributable primarily to certain projects which were postponed in 2013, our new distribution center in Ohio, and an investment in advanced ordering technology for customers. We expect capital expenditures for 2015 to be approximately $35 million primarily for expansion projects and maintenance investments.
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
Cash flows from financing activities
Year ended December 31, 2014
Net cash used in financing activities decreased by $42.1 million to $1.4 million for the year ended December 31, 2014 compared to $43.5 million for the same period in 2013. This decrease was due primarily to net borrowings of $9.6 million in 2014 compared to net repayments of $27.3 million in 2013 and an increase in book overdrafts of $8.0 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.
Year ended December 31, 2013
Net cash used in financing activities increased by $37.4 million to $43.5 million for the year ended December 31, 2013 compared to $6.1 million for the same period in 2012. This increase was due primarily to net repayments of $27.3 million in 2013 compared to net borrowings of $11.3 million in 2012.
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
The following table provides the components of Adjusted EBITDA for years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Net income	$42.7	$41.6	$33.9
Interest expense, net (1)	1.8	2.2	1.8
Provision for income taxes	23.7	24.4	21.5
Depreciation and amortization	32.0	27.2	25.3
LIFO expense	16.3	8.7	12.3
Stock-based compensation expense	6.1	4.6	5.8
Foreign currency transaction losses, net	0.1	0.8	0.2
Adjusted EBITDA	$122.7	$109.5	$100.8
______________________________________________

(1)	Interest expense, net, is reported net of interest income.
Adjusted EBITDA for 2014 increased 12.1% to $122.7 million compared to $109.5 million for 2013. The increase in Adjusted EBITDA was driven primarily by increases in food/non-food gross profit including $7.5 million of OTP tax refunds, net of settlements and related fees, and $6.0 million of candy holding gains, offset by higher operating expenses to support the growth in our business, increases in employee bonus and stock compensation expenses and higher healthcare costs.

Our Credit Facility
We have a revolving credit facility (“Credit Facility”) with a capacity of $200 million which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, and a $75 million ceiling for dividends allowable, and up to $125 million for permitted acquisitions. As of December 31, 2014, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $38.7 million, $57.4 million, $125.0 million, respectively. The Credit Facility expires in May 2018.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of December 31, 2014, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,
	2014	2013
Amounts borrowed	$55.9	$46.3
Outstanding letters of credit	17.4	21.8
Amounts available to borrow (1)	114.8	122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2014 and 2013 were $14.8 million and $35.3 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $80.3 million and zero to $112.0 million, respectively.
The weighted-average interest rate on our Credit Facility for the years ended December 31, 2014 and 2013 was 1.6% and 1.8%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. We paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.7 million, $0.8 million, and $0.9 million for 2014, 2013 and 2012, respectively. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Unamortized debt issuance costs were $1.1 million and $1.4 million as of December 31, 2014 and 2013, respectively.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2014 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$55.9	$—	$—	$55.9	$—
Purchase obligations (2)	40.1	8.6	10.4	10.6	10.5
Letters of credit	17.4	17.4	—	—	—
Operating leases	264.5	39.4	70.9	54.7	99.5
Capitalized leases (3)	18.5	2.5	4.1	3.2	8.7
Total contractual obligations (4)(5)(6)	$396.4	$67.9	$85.4	$124.4	$118.7
______________________________________________

(1)	Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility.

(2)
Our purchase obligations at December 31, 2014 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment and computer software and services. Purchase orders for the purchase of inventory and other services are not included in the table above because purchase orders represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

(3)
Represents future minimum lease payments for warehouse facility, refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt.

(4)
We have not included in the table above claims liabilities of $27.5 million, net of current portion, which includes health and welfare, workers’ compensation and general and auto liabilities because it does not have a definite payout by year. They are included in a separate line in the Consolidated Balance Sheet and discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, we have a $3.2 million long-term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $0.4 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 10 - Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2014, our standby letters of credit issued under our Credit Facility were $17.4 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2032, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
Third Party Distribution Centers. We currently manage two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the current agreement relating to one of these facilities, the third party has a “put” right under which it may require us to acquire the facility. If the put right is exercised, we will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party as lessees under the leases related to those facilities. While we believe the likelihood that this put option will be exercised is remote, if it were exercised, we would be required to make aggregate capital expenditures of approximately $1.0 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. We will no longer be obligated under the put right upon termination of the building lease which will occur by April 2015. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with us to supply their stores.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting polices used in the preparation of the consolidated financial statements are those that are important both to the presentation of financial condition and results of operations and require significant judgments with regards to estimates. We base our estimates on historical experience and on various assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate; however, actual results could differ from these estimates.
We consider the allowance for doubtful accounts, valuation of goodwill and long-lived assets, realizability of deferred income taxes, uncertain tax positions, pension assets and obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.
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
The allowance for doubtful accounts at December 31, 2014 and 2013 amounted to 4.2% and 3.8%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $2.2 million, $1.1 million and $2.0 million in 2014, 2013 and 2012, respectively. As a percentage of net sales, our bad debt expense was less than 0.1% for 2014, 2013 and 2012.
Vendor Rebates and Promotional Allowances
Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and as cost of goods sold as the related merchandise is sold. Up-front consideration received from vendors linked to purchase or other commitments is initially deferred and amortized ratably to cost of goods sold as the performance of the activities specified by the vendor to earn the fee is completed. Cooperative marketing incentives from suppliers are recorded as reductions to cost of goods sold to the extent the vendor considerations exceed the costs relating to the programs. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require that we make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of our vendors and can fluctuate due to changes in vendor strategies and market requirements.
Claims Liabilities and Insurance Recoverables
We maintain reserves related to workers’ compensation, general and auto liability and health and welfare programs that are principally self-insured. Our workers’ compensation, general and auto liability insurance policies currently include a deductible of $500,000 per occurrence and we maintain excess loss insurance that covers any health and welfare costs in excess of $250,000 per person per year.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2014 and 2013 (in millions):

	2014			2013
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$5.4	$25.3	$30.7	$8.1	$26.1	$34.2
Auto & general insurance	1.8	2.2	4.0	2.3	2.1	4.4
Health & welfare	3.2	—	3.2	2.5	—	2.5
Total gross claims liabilities	$10.4	$27.5	$37.9	$12.9	$28.2	$41.1

Insurance recoverables	$(1.4)	$(16.6)	$(18.0)	$(5.3)	$(17.2)	$(22.5)

Reserves (net):
Workers’ compensation	$4.3	$9.2	$13.5	$3.6	$9.9	$13.5
Auto & general insurance	1.5	1.7	3.2	1.5	1.1	2.6
Health & welfare	3.2	—	3.2	2.5	—	2.5
Reserves (net)	$9.0	$10.9	$19.9	$7.6	$11.0	$18.6
______________________________________________
The increase in these reserves for 2014 was due primarily to a higher number of claims and reported losses for our general and auto insurance liability. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2014 by $0.8 million, $0.1 million and $0.2 million, respectively.
Pension Liabilities
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, Pension Plans) for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $3.2 million and $2.1 million at December 31, 2014 and 2013, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989.
The determination of the obligation and expense associated with our Pension Plans are dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 11 to the consolidated financial statements and include, among other things, the weighted-average discount rate and the expected weighted-average long-term rate of return on plan assets. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other post-retirement obligations and the future expense.
We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine the pension obligation and pension expense were 4.00% and 4.60%, respectively, for 2014 and 4.60% and 3.80%, respectively, for 2013. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. In addition, we adopted the Society of Actuaries RP-2014 mortality table with MP-2014 projection in 2014. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 6.6% and 7.0% for 2014 and 2013, respectively.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2014 is as follows (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	N/A	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$1.2 / (1.3)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)
Valuation of Long-Lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and definite-lived assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2014, 2013 and 2012.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units also represent the Company’s operating segments. As described in Note 16, “Segment and Geographic Information,” in 2014 the Company assessed the identification of its operating segments and determined that is has two operating segments -- U.S. and Canada. The change in the Company’s operating segments, effective as of December 31, 2014, also resulted in a change to its reporting units which had no impact on the Company’s impairment test results. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2014, 2013 and 2012.
In connection with our annual goodwill impairment testing performed during 2014, the first step of the test indicated that the fair values of the applicable reporting units exceeded their carrying value within a range of between 16% and 29%, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 16 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2014), our results of operations and cash flows would not be materially affected.

We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of the Canadian branches’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2014 would have negatively impacted our net sales for 2014 by 1.2% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2014, we realized foreign currency transaction losses of $0.1 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2014 would have had an immaterial impact on foreign currency transaction losses for 2014. We did not engage in hedging transactions during 2014, 2013, or 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 2, 2015

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14.4	$11.0
Restricted cash	13.0	12.1
Accounts receivable, net of allowance for doubtful accounts of $10.8 and $9.4
at December 31, 2014 and December 31, 2013, respectively (Note 4)	245.3	235.4
Other receivables, net (Note 4)	61.5	59.0
Inventories, net (Note 5)	417.8	389.2
Deposits and prepayments (Note 4)	43.7	53.0
Deferred income taxes (Note 10)	8.4	5.4
Total current assets	804.1	765.1
Property and equipment, net (Note 6)	148.9	114.9
Goodwill (Note 7)	22.9	22.9
Other intangible assets, net (Note 7)	22.6	20.8
Other non-current assets, net (Note 4)	31.1	33.1
Total assets	$1,029.6	$956.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128.4	$109.3
Book overdrafts (Note 2)	29.1	22.9
Cigarette and tobacco taxes payable	187.3	182.5
Accrued liabilities (Note 4)	93.4	88.1
Deferred income taxes (Note 10)	0.3	3.1
Total current liabilities	438.5	405.9
Long-term debt (Note 8)	68.2	57.6
Deferred income taxes (Note 10)	16.2	13.4
Other long-term liabilities	11.9	12.5
Claims liabilities (Note 2)	27.5	28.2
Pension liabilities (Note 11)	6.0	5.2
Total liabilities	568.3	522.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 25,847,269 and
25,614,030 shares issued; 23,080,110 and 23,036,622 shares outstanding at
December 31, 2014 and December 31, 2013, respectively)	0.3	0.3
Additional paid-in capital	263.8	254.5
Treasury stock at cost (2,767,159 and 2,577,408 shares of common stock at
December 31, 2014 and December 31, 2013, respectively)	(52.6)	(44.6)
Retained earnings	261.4	229.5
Accumulated other comprehensive loss (Note 15)	(11.6)	(5.7)
Total stockholders’ equity	461.3	434.0
Total liabilities and stockholders’ equity	$1,029.6	$956.8
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$10,280.1	$9,767.6	$8,892.4
Cost of goods sold	9,706.4	9,230.5	8,415.6
Gross profit	573.7	537.1	476.8
Warehousing and distribution expenses	318.4	297.1	262.7
Selling, general and administrative expenses	184.4	168.3	153.7
Amortization of intangible assets	2.6	2.7	3.0
Total operating expenses	505.4	468.1	419.4
Income from operations	68.3	69.0	57.4
Interest expense	(2.4)	(2.7)	(2.2)
Interest income	0.6	0.5	0.4
Foreign currency transaction losses, net	(0.1)	(0.8)	(0.2)
Income before income taxes	66.4	66.0	55.4
Provision for income taxes (Note 10)	(23.7)	(24.4)	(21.5)
Net income	$42.7	$41.6	$33.9

Basic net income per common share (Note 12)	$1.85	$1.81	$1.48
Diluted net income per common share (Note 12)	$1.83	$1.79	$1.46

Basic weighted-average shares (Note 12)	23.1	23.0	23.0
Diluted weighted-average shares (Note 12)	23.3	23.2	23.2
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$42.7	$41.6	$33.9
Other comprehensive (loss) income, net of tax:
Defined benefit plan adjustments (Note 15)	(2.9)	2.4	(2.9)
Foreign currency translation (loss) gain	(3.0)	(1.5)	0.4
Other comprehensive (loss) income, net of tax	(5.9)	0.9	(2.5)
Comprehensive income	$36.8	$42.5	$31.4
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions (1))

	Common Stock Issued		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2011	24.8	$0.3	$239.9	(2.0)	$(32.2)	$171.6	$(4.1)	$375.5
Net income	—	—	—	—	—	33.9	—	33.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.5)	(2.5)
Dividends declared	—	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation expense	—	—	6.2	—	—	—	—	6.2
Cash proceeds from exercise of
common stock options	0.2	—	3.8	—	—	—	—	3.8
Excess tax deductions associated with
stock-based compensation	—	—	1.1	—	—	—	—	1.1
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.2	—	(2.0)	—	—	—	—	(2.0)
Repurchase of common stock	—	—	—	(0.2)	(5.2)	—	—	(5.2)
Balance, December 31, 2012	25.2	0.3	249.0	(2.2)	(37.4)	194.9	(6.6)	400.2
Net income	—	—	—	—	—	41.6	—	41.6
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	4.6	—	—	—	—	4.6
Cash proceeds from exercise of
common stock options	0.2	—	2.4	—	—	—	—	2.4
Excess tax deductions associated with
stock-based compensation	—	—	2.1	—	—	—	—	2.1
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.2	—	(3.6)	—	—	—	—	(3.6)
Repurchase of common stock	—	—	—	(0.4)	(7.2)	—	—	(7.2)
Balance, December 31, 2013	25.6	0.3	254.5	(2.6)	(44.6)	229.5	(5.7)	434.0
Net income	—	—	—	—	—	42.7	—	42.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.9)	(5.9)
Dividends declared	—	—	—	—	—	(10.8)	—	(10.8)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Cash proceeds from exercise of
common stock options	0.1	—	2.1	—	—	—	—	2.1
Excess tax deductions associated with
stock-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.2)	(8.0)	—	—	(8.0)
Balance, December 31, 2014	25.8	$0.3	$263.8	(2.8)	$(52.6)	$261.4	$(11.6)	$461.3
______________________________________________

(1)	Amounts have been rounded for presentation purposes and might differ from unrounded results.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$42.7	$41.6	$33.9
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	16.0	8.7	12.1
Amortization of debt issuance costs	0.3	0.4	0.4
Stock-based compensation expense	6.1	4.6	5.8
Bad debt expense, net	2.2	1.1	2.0
Depreciation and amortization	32.0	27.2	25.3
Foreign currency transaction losses, net	0.1	0.8	0.2
Deferred income taxes	(3.0)	5.0	0.9
Curtailment gain	—	(0.9)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13.8)	(9.6)	7.1
Other receivables, net	(3.0)	(5.6)	(10.6)
Inventories, net	(50.6)	(35.4)	5.3
Deposits, prepayments and other non-current assets	5.7	(16.5)	5.0
Excess tax deductions associated with stock-based compensation	(2.8)	(2.1)	(1.1)
Accounts payable	20.6	16.0	0.6
Cigarette and tobacco taxes payable	9.1	19.9	(10.3)
Pension, claims, accrued and other long-term liabilities	4.9	3.9	(5.4)
Net cash provided by operating activities	66.5	59.1	71.2
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1.0)	(3.6)	(34.0)
Change in restricted cash	(0.9)	(2.0)	2.0
Additions to property and equipment, net	(53.9)	(18.0)	(28.4)
Capitalization of software and related development costs	(5.3)	(0.4)	(0.2)
Net cash used in investing activities	(61.1)	(24.0)	(60.6)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	9.6	(27.3)	11.3
Dividends paid	(10.7)	(7.1)	(10.3)
Payments on capital leases	(1.7)	(1.0)	—
Repurchases of common stock	(8.0)	(7.2)	(5.2)
Proceeds from exercise of common stock options	2.1	2.4	3.8
Tax withholdings related to net share settlements of restricted stock units	(1.7)	(3.6)	(2.0)
Excess tax deductions associated with stock-based compensation	2.8	2.1	1.1
Increase (decrease) in book overdrafts	6.2	(1.8)	(4.8)
Net cash used in financing activities	(1.4)	(43.5)	(6.1)
Effects of changes in foreign exchange rates	(0.6)	0.3	(0.6)
Change in cash and cash equivalents	3.4	(8.1)	3.9
Cash and cash equivalents, beginning of period	11.0	19.1	15.2
Cash and cash equivalents, end of period	$14.4	$11.0	$19.1
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net	$22.0	$19.5	$11.7
Interest paid	$1.1	$1.5	$1.6
Unpaid property and equipment purchases included in accrued liabilities	$1.4	$1.9	$—
Non-cash capital lease obligations incurred	$4.7	$1.2	$11.4
Non-cash indemnification holdback	$—	$—	$4.0
Contingent consideration related to acquisition of business	$—	$—	$0.6
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 35,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider). Twenty-five of the Company’s distribution centers are located in the U.S. and four are located in Canada.

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
On May 21, 2014, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock which was effected through a stock dividend. The additional shares were distributed on June 26, 2014 to stockholders of record at the close of business on June 9, 2014. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for doubtful accounts, valuation of goodwill and long-lived assets, realizability of deferred income taxes, uncertain tax positions, pension assets and obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue at the point at which the product is delivered and title passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2014, 2013 and 2012. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
Customers’ Sales Incentives
The Company also provides sales allowances or discounts to its customers on a regular basis. These customers’ sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Additionally, the Company may provide allowances for the customers' commitment to continue using Core-Mark as the supplier, these incentives are known as racking allowances. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are capitalized and amortized over the period of the distribution agreement as a reduction to sales.

Vendor Rebates and Promotional Allowances
Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts are reflected in the carrying value of the related inventory when earned and in cost of goods sold when the related merchandise is sold. Up-front consideration received from vendors for purchase or other commitments is initially deferred and amortized ratably to cost of goods sold as the performance of the activities specified by the vendor is completed.
Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $162.8 million, $149.8 million and $128.0 million in 2014, 2013 and 2012, respectively.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2014, 2013 and 2012, approximately $2.1 billion, $2.1 billion and $2.0 billion, or 21%, 21% and 22% of the Company’s net sales, and approximately 22%, 22% and 24% of its cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on the manufacturers who, in turn, pass the tax on to the Company as part of the product cost. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to restricted stock unit awards, performance shares and stock options based on the grant-date fair value of the awards. For service based awards the Company recognizes the expense using a straight-line method and for performance based awards the Company recognizes the expense ratably based on the achievement of performance conditions.
For stock option awards, the Company uses the Black-Scholes option valuation model to determine the fair value (see Note 13 - Stock Incentive Plans). Determining the appropriate fair value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. Plan changes that materially reduce the expected years of future services of current employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services, result in curtailment gains. A curtailment gain first reduces any net loss previously included in accumulated other comprehensive income (loss) (“AOCI”), and to the extent that such a gain exceeds any net loss included in AOCI, it is recorded as a curtailment gain in the Company’s consolidated statement of operations.
The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status on its consolidated balance sheet as of the end of each fiscal year. The Company determines the plan’s funded status by measuring its assets and its obligations and recognizes changes in the funded status of its defined benefit post-retirement plan in the year in which the change occurred (see Note 11 - Employee Benefit Plans).
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
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company has established an estimated liability for income tax exposures that arise and meet the criteria for accrual. The

Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company classifies interest and penalties related to income taxes as income tax expense (see Note 10 - Income Taxes).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units (“RSUs”) and performance shares. Diluted earnings per share is calculated by dividing net income by weighted-average shares outstanding including common stock equivalents. Common stock equivalents include stock options, RSUs and performance based awards if the impact is dilutive, using the treasury stock method (see Note 12 - Earnings Per Share).
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes. The Company had cash book overdrafts of $29.1 million and $22.9 million at December 31, 2014 and 2013, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of accounts receivable and determines the appropriate allowance for doubtful accounts based on historical experience and a review of specific customer accounts. Account balances are charged against the allowance when collection efforts have been exhausted and the receivable is deemed uncollectible (see Note 4 - Other Consolidated Balance Sheet Accounts Detail).
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. The Company evaluates the collectability of amounts due from vendors and determines the appropriate allowance for doubtful accounts based on historical experience and a review of specific amounts outstanding (see Note 4 - Other Consolidated Balance Sheet Accounts Detail).
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or market. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis using producer price indices as determined by the Department of Labor, adjusted based on more current information, if necessary. When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the producer price index for the respective period in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 85.0% and 86.0% of the Company’s inventory was valued on a LIFO basis at December 31, 2014 and 2013, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 5 - Inventories).
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. (See Note 6 - Property and Equipment.)

The Company uses the following depreciable lives for its property and equipment:

Useful Life in Years
Office furniture and equipment	3-10
Delivery equipment	4-10
Warehouse equipment	5-15
Leasehold improvements	3-25
Buildings	15-25
Other Long-lived Assets
Intangible assets with definite lives are generally amortized on a straight-line basis over the following lives:

Useful Life in Years
Customer relationships	10-15
Non-competition agreements	1-5
Software	3-7
The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. During 2014, 2013 and 2012, the Company did not record impairment charges related to long-lived assets (see Note 6 - Property and Equipment and Note 7 - Goodwill and Other Intangible Assets).
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized.
The Company tests goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units also represent the Company’s operating segments. As described in Note 16, “Segment and Geographic Information,” in 2014 the Company assessed the identification of its operating segments and determined that is has two operating segments - U.S. and Canada. The change in the Company’s operating segments, effective as of December 31, 2014, also resulted in a change to its reporting units which had no impact on the Company’s impairment test results. Whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers net sales, gross profit, income from operations and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units constitutes a Level 3 measurement under the fair value hierarchy. During 2014, 2013 and 2012, the Company did not record impairment charges related to goodwill (see Note 7 - Goodwill and Other Intangible Assets).
Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely its proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2014, 2013 and 2012 the Company capitalized approximately $4.4 million, $2.0 million and $0.2 million, respectively, of costs related to software developed or obtained for internal use (see Note 7 - Goodwill and Other Intangible Assets).
Debt Issuance Costs
Debt issuance costs are deferred and amortized as interest expense over the term of the related debt agreement on a straight-line basis, which approximates the effective interest method. Debt issuance costs are included in deposits and prepayments and other non-current assets on the accompanying consolidated balance sheets. Total unamortized debt issuance costs were $1.1 million and $1.4 million at December 31, 2014 and 2013, respectively (see Note 8 - Long-term Debt).
Claims Liabilities and Insurance Recoverables
The Company maintains reserves related to health and welfare, workers’ compensation, auto and general liability programs that are principally self-insured. The Company currently has a per-claim deductible of $500,000 for its workers’ compensation, general and auto liability self-insurance programs and a per person annual claim deductible of $250,000 for its health and welfare program. The Company purchases insurance to cover the claims that exceed the deductible up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion on the accompanying consolidated balance sheets.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for health and welfare, workers’ compensation, auto and general liability self-insurance obligations in the amounts of $27.5 million long-term and $10.4 million short-term at December 31, 2014, and $28.2 million long-term and $12.9 million short-term at December 31, 2013. The Company’s liabilities net of insurance recoverables were $10.9 million long-term and $9.0 million short-term at December 31, 2014, and $11.0 million long-term and $7.6 million short-term at December 31, 2013.
Foreign Currency Translation
The operating assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in AOCI as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations.
Total Comprehensive Income
Comprehensive income consists of net income and other transactions recorded directly to stockholders’ equity that are excluded from net income. Other comprehensive income is comprised of defined benefit plan adjustments and foreign currency translation adjustments related to the Company’s foreign operations in Canada, whose functional currency is not the U.S. dollar (see Note 15 - Other Comprehensive Income (Loss)).
Fair Value Measurements
The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of cash equivalents, restricted cash, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable rate debt approximates fair value.
The Company calculates the fair value of its pension plan assets based on assumptions that market participants would use in pricing the assets (See Note 11 - Employee Benefit Plans.). The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
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
Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about what market participants would assume when pricing the asset or liability.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition related expenses and transaction costs associated with business combinations are expensed as incurred. (See Note 3 - Acquisition.)
Risks and Concentrations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in short-term instruments with high quality financial institutions and limits the amount of credit exposure in any one financial instrument. The Company pursues amounts and incentives due from vendors in the normal course of business and is often allowed to deduct these amounts and incentives from payments made to vendors.
A credit review is completed for new customers and ongoing credit evaluations of each customer’s financial condition are performed periodically, with reserves maintained for potential credit losses. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Accounts receivable are typically not collateralized, but the Company may require prepayments or other guarantees whenever deemed necessary.
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for 14.5%, 14.7% and 13.7% of total net sales in 2014, 2013 and 2012, respectively. In addition, no single customer accounted for 10% or more of accounts receivables at December 31, 2014 and 2013.
The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. accounted for approximately 28.0%, 28.0% and 27.0% of total product purchases in 2014, 2013 and 2012, respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 14.0% of total product purchases in each of 2014, 2013 and 2012.
Cigarette sales represented approximately 67.5%, 68.0% and 69.0% of net sales in 2014, 2013 and 2012, respectively, and contributed approximately 27.1%, 30.0% and 31.7% of gross profit in 2014, 2013 and 2012, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of its gross profit is generated from food/non-food products.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Topic 718 (“ASU 2014-12”). The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its consolidated financial statements.

3.    Acquisition
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, the Company acquired J.T. Davenport & Sons, Inc. (“Davenport”), a convenience wholesaler based in North Carolina, which is now a subsidiary of Core-Mark. This acquisition increased the Company’s market presence primarily in the Southeastern U.S. and further enhanced the Company’s ability to cost effectively service national and regional retailers.
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
The total purchase consideration included (i) a $4.0 million indemnity holdback for any post-closing liabilities to be released, less any indemnity claims, to the former owners of Davenport in equal installments over four years on the anniversary date of the closing of the acquisition; and (ii) $0.6 million of contingent payments related to future employment services. As of December 31, 2014, the Company had $2.0 million of future payment obligations remaining under the indemnity holdback and none for employment service provisions. The intangible assets were comprised of (i) $1.9 million of customer relationships, which are being amortized over 10 years; and (ii) $0.7 million of non-competition agreements, the majority of which are being amortized over five years. The estimated fair value of the purchased intangible assets was determined using the income approach, which discounts expected future cash flows attributable to the specific assets to their present value. The purchase price allocation also included $1.0 million of net deferred tax liabilities related primarily to the difference between the book and tax bases of the assets acquired.
The acquisition resulted in $6.7 million of non-amortizing goodwill, which represents the excess of the cash paid over the fair value of net assets acquired and liabilities assumed, net of deferred tax liabilities. The goodwill arising from the acquisition, which is not deductible for tax purposes, reflects synergies the Company expects to realize.
Simultaneous with the closing of the acquisition, the Company entered into a capital lease arrangement for a warehouse facility in Sanford, North Carolina with certain of the former owners of Davenport, who are now employees of Core-Mark. The term of the lease is for 10 years, excluding renewal options, and the related capital lease obligation was $9.8 million at December 31, 2014.
Results of operations of Davenport have been included in the Company’s statements of operations and comprehensive income since the date of acquisition. The Company incurred costs of approximately $1.6 million and $1.3 million related primarily to the acquisition and integration of Davenport’s operations in 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2013 and 2012. No additional costs were incurred in 2014.
The Company did not consider the Davenport acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$9.4	$10.9	$9.6
Net additions charged to operations (1)	2.2	1.1	2.0
Less: Write-offs and adjustments	(0.8)	(2.6)	(0.7)
Balance, end of year	$10.8	$9.4	$10.9
______________________________________________
(1) The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2014	December 31, 2013
Vendor receivables, net	$46.0	$46.0
Insurance recoverables, current	1.4	5.3
Other miscellaneous receivables (1)	14.1	7.7
Total other receivables, net	$61.5	$59.0
______________________________________________
(1) Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third party logistics customers, and other miscellaneous receivables.
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2014	December 31, 2013
Deposits (1)	$4.3	$4.9
Prepaid taxes	4.1	4.3
Vendor prepayments	20.7	26.4
Racking allowances, current	6.4	7.9
Other prepayments (2)	8.2	9.5
Total deposits and prepayments	$43.7	$53.0
______________________________________________
(1) Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.
(2) Other prepayments include prepayments relating to insurance policies, cigarette stamps, software licenses, rent and other miscellaneous prepayments.

Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31, 2014	December 31, 2013
Insurance recoverables	$16.6	$17.2
Debt issuance costs	0.8	1.1
Insurance deposits	4.0	3.7
Racking allowances, net	5.5	4.9
Other assets	4.2	6.2
Total other non-current assets, net	$31.1	$33.1
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2014	December 31, 2013
Accrued payroll, retirement and other benefits (1)	$32.5	$25.8
Claims liabilities, current	10.4	12.9
Accrued customer incentives payable	18.2	18.5
Indirect taxes	7.2	5.9
Vendor advances	5.1	5.3
Other accrued expenses (2)	20.0	19.7
Total accrued liabilities	$93.4	$88.1
______________________________________________
(1) The Company’s accrued payroll, retirement and other benefits include accruals for vacation, bonuses, wages, 401(k) benefit matching and the current portion of pension and post-retirement benefit obligations.
(2) The Company’s other accrued expenses include accruals for goods and services, lease liabilities, construction in process, legal expenses, and other miscellaneous accruals.
5.    Inventories
Inventories consist of the following (in millions):

	December 31, 2014	December 31, 2013
Inventories at FIFO, net of reserves	$533.1	$488.2
Less: LIFO reserve	(115.3)	(99.0)
Total inventories at LIFO, net of reserves	$417.8	$389.2

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $115.3 million and $99.0 million higher at December 31, 2014 and 2013, respectively. The Company recorded LIFO expense of $16.3 million, $8.7 million and $12.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had a decrement in certain of its LIFO inventory layers of $4.6 million and $11.8 million in 2014 and 2013, respectively.

6.    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31, 2014	December 31, 2013
Delivery, warehouse and office equipment (1)	$208.4	$169.0
Leasehold improvements	44.3	36.1
Land and buildings (2)	27.9	26.9
Construction in progress	5.2	1.1
	285.8	233.1
Less: Accumulated depreciation and amortization	(136.9)	(118.2)
Total property and equipment, net	$148.9	$114.9
______________________________________________
(1) Includes equipment capital leases of $8.0 million for 2014 and $3.3 million for 2013.
(2) Includes $4.8 million for a capital lease related to a warehouse facility in both 2014 and 2013.
Depreciation and amortization expenses related to property and equipment were $21.5 million, $20.0 million and $18.5 million for 2014, 2013 and 2012, respectively.
7.    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2014 and 2013 were as follows (in millions):

	Year Ended December 31,
	2014	2013
Goodwill, beginning of year	$22.9	$22.8
Davenport acquisition adjustments	—	0.1
Goodwill, end of year	$22.9	$22.9
Other Intangible Assets
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2014 and 2013 are as follows (in millions):

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$21.1	$(5.6)	$15.5	$21.1	$(4.1)	$17.0
Non-competition agreements	3.2	(2.4)	0.8	3.2	(1.8)	1.4
Internally developed and other purchased software	16.3	(10.0)	6.3	11.9	(9.5)	2.4
Total other intangible assets	$40.6	$(18.0)	$22.6	$36.2	$(15.4)	$20.8
The amortization of intangible assets recorded in the consolidated statements of operations was $2.6 million, $2.7 million and $3.0 million in 2014, 2013 and 2012, respectively.

Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2015	$2.8
2016	2.7
2017	2.5
2018	2.3
2019	2.3
8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,	December 31,
	2014	2013
Amounts borrowed (Credit Facility)	$55.9	$46.3
Obligations under capital leases (Note 9)	12.3	11.3
Total long-term debt	$68.2	$57.6
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, a $75 million ceiling for dividends, and up to $125 million for permitted acquisitions. As of December 31, 2014, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $38.7 million, $57.4 million, $125.0 million, respectively. The Credit Facility expires in May 2018.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2014	2013
Amounts borrowed	$55.9	$46.3
Outstanding letters of credit	17.4	21.8
Amounts available to borrow (1)	114.8	122.7
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2014 and 2013 were $14.8 million and $35.3 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $80.3 million and zero to $112.0 million, respectively.
The weighted-average interest rate on the Credit Facility for the years ended December 31, 2014 and 2013 was 1.6% and 1.8%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.7 million, $0.8 million, and $0.9 million for 2014, 2013 and 2012, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unamortized debt issuance costs were $1.1 million and $1.4 million as of December 31, 2014 and 2013, respectively.

9.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. At December 31, 2014, the Company had $40.1 million in purchase obligations related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment and computer software and services. At December 31, 2013, the Company had $4.8 million in purchase obligations related primarily to delivery and warehouse equipment.
Operating Leases
The Company leases most of its sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2032, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company expects the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2014 (in millions):

Year ending December 31,
2015	$39.4
2016	36.9
2017	34.0
2018	29.7
2019	25.0
2020 and thereafter	99.5
Total	$264.5
For 2014, 2013 and 2012, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $50.4 million, $45.7 million and $41.8 million, respectively.
Capital Leases
As of December 31, 2014 and 2013, the Company had approximately $14.0 million and $12.5 million, respectively, in capital lease obligations, related to a warehouse facility, refrigeration and other office and warehouse equipment with lease agreements expiring at various dates through 2027, excluding renewal options.
Future minimum lease payments under non-cancelable capital leases were as follows as of December 31, 2014 (in millions):

Year ending December 31,
2015	$2.5
2016	2.3
2017	1.8
2018	1.7
2019	1.5
2020 and thereafter	8.7
Total	18.5
Less: Interest	(4.5)
Present value of future minimum lease payments	14.0
Less: current portion	(1.7)
Non-current portion	$12.3

Contingencies
Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2014, the Company’s standby letters of credit issued under the Company’s Credit Facility were $17.4 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected on the consolidated balance sheets.
Third Party Distribution Centers. The Company currently manages two regional distribution centers for third party convenience store operators who engage in self-distribution. Under the current agreement relating to one of these facilities, the third party has a “put” right under which it may require the Company to acquire the facility. If the put right is exercised, the Company will be required to (1) purchase the inventory in the facilities at cost, (2) purchase the physical assets of the facilities at fully depreciated cost and (3) assume the obligations of the third party under the leases related to those facilities. While the Company believes the likelihood that this put option will be exercised is remote, if it were exercised, the Company would be required to make aggregate capital expenditures of approximately $1.0 million based on current estimates. The amount of capital expenditures would vary depending on the timing of any exercise of such put right and does not include an estimate of the cost to purchase inventory because such purchases would simply replace other planned inventory purchases and would not represent an incremental cost. We will no longer be obligated under the put right upon termination of the building lease which will occur by April 2015. In the event the third party terminates self-distribution, they are required to enter into a five year distribution agreement with the Company to supply their stores.
Litigation
The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company expects to file its Opening Brief in March 2015. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
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

10.    Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$22.0	$18.7	$16.2
State	3.1	2.4	2.5
Foreign	—	—	—
Total current tax provision	25.1	21.1	18.7

Deferred:
Federal	(0.6)	2.8	2.5
State	(0.5)	0.8	0.5
Foreign	(0.3)	(0.3)	(0.2)
Total deferred tax (benefit) provision	(1.4)	3.3	2.8

Total income tax provision	$23.7	$24.4	$21.5

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions):

	Year Ended December 31,
	2014		2013		2012
Federal income tax provision at the statutory rate	$23.2	35.0%	$23.1	35.0%	$19.4	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.3	3.5	2.5	3.9	2.3	4.2
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.9)	(1.4)	(0.4)	(0.6)	(0.2)	(0.4)
Effect of foreign operations	(0.3)	(0.5)	(0.3)	(0.5)	(0.2)	(0.4)
Non-deductible acquisition costs	—	—	—	—	0.2	0.4
Tax credits and other, net	(0.6)	(0.9)	(0.5)	(0.8)	—	—
Income tax provision	$23.7	35.7%	$24.4	37.0%	$21.5	38.8%

The Company’s effective tax rate was 35.7% for 2014 compared to 37.0% for 2013. The decrease in effective tax rate for 2014 was due primarily to a higher proportion of earnings from states with lower tax rates, tax credits and adjustments of prior years' estimates.

The provision for income taxes included a net benefit of $1.8 million and $0.9 million for 2014 and 2013, respectively, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior years’ estimates.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Employee benefits, including post-retirement benefits	$12.4	$11.3
Trade and other receivables	4.1	3.6
Goodwill and intangibles	2.6	2.8
Self-insurance reserves	1.2	1.0
Other	3.7	3.6
Subtotal	24.0	22.3
Less: valuation allowance	(0.1)	(0.1)
Net deferred tax assets	$23.9	$22.2
Deferred tax liabilities:
Inventories	$1.3	$5.4
Property and equipment	22.6	19.1
Goodwill and intangibles	6.5	7.1
Other	1.6	1.7
Total deferred tax liabilities	$32.0	$33.3

Total net deferred tax liabilities	$(8.1)	$(11.1)
Net current deferred tax assets	8.1	2.3
Net non-current deferred tax liabilities	$(16.2)	$(13.4)

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. The Company had a valuation allowance of $0.1 million at December 31, 2014 and 2013 related to foreign tax credits, which will expire at various times between 2015 to 2016.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million and $0.6 million at December 31, 2014 and 2013, respectively, all of which would impact the Company’s effective tax rate, if recognized. There is no impact on the total gross amount of unrecognized tax benefits through December 31, 2015 as a result of the expiration of the statute of limitations for certain tax positions in future years and expected settlement of certain tax audit issues. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2014, 2013 and 2012 is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$0.6	$1.6	$1.8
Increase in unrecognized tax benefits	—	0.2	—
Lapse of statute of limitations	(0.2)	(0.2)	(0.2)
Settlement(1)	—	(1.0)	—
Balance at end of year	$0.4	$0.6	$1.6
____________________________________________

(1)	Relates to the settlement in 2013 of certain pre-acquisition tax liabilities which were reimbursed by the former owners of Forrest City Grocery Company.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 to 2014 tax years remain subject to examination by federal and state tax authorities. The 2010 tax year was still open for certain state tax authorities. The 2007 to 2014 tax years remain subject to examination by the tax authorities in Canada.
For the year ended December 31, 2014 the Company recognized a net benefit in its provision for income taxes of $0.2 million related primarily to the recovery of interest associated with the expiration of statute of limitations for certain unrecognized tax positions compared to $0.1 million for 2013 and 2012, respectively. As of December 31, 2014, the Company had a liability of $0.3 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.2 million for interest and $0.1 million for penalties, compared to a liability of $0.5 million as of December 31, 2013.

11.	Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen on September 30, 1986 and since then there have been no new entrants to the Pension Plans.
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

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligation and fair value of assets, the funded status of the plans and the amounts recognized in the balance sheets and AOCI as of December 31, 2014 and 2013 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Change in Benefit Obligation:
Obligation at beginning of year	$40.1	$43.0	$3.4	$5.1
Interest cost	1.8	1.6	0.1	0.2
Actuarial (gain) loss	5.4	(1.7)	(0.4)	(0.8)
Benefit payments	(3.7)	(2.8)	(0.1)	(0.2)
Curtailment gain	—	—	—	(0.9)
Benefit obligation at end of year	$43.6	$40.1	$3.0	$3.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	$38.0	$33.0	$—	$—
Actual return on plan assets	2.8	3.3	—	—
Employer contributions	3.3	4.5	0.1	0.2
Benefit payments	(3.7)	(2.8)	(0.1)	(0.2)
Fair value of plan assets at end of year	$40.4	$38.0	$—	$—

Funded status at end of year	$(3.2)	$(2.1)	$(3.0)	$(3.4)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(0.2)	$(0.3)
Non-current liabilities	(3.2)	(2.1)	(2.8)	(3.1)
Total liabilities	$(3.2)	$(2.1)	$(3.0)	$(3.4)

Amounts recognized in AOCI consist of:
Net actuarial loss (gain)	17.9	13.1	(0.4)	(0.1)
Total	$17.9	$13.1	$(0.4)	$(0.1)

Additional Information:
Accumulated benefit obligation	$43.6	$40.1
During 2014, the underfunded status of the defined-benefit pension plan increased $1.1 million to $3.2 million, due primarily to an actuarial loss of $5.4 million in 2014 attributable primarily to the adoption of the Society of Actuaries RP-2014 mortality table with MP-2014 projection and a decrease in discount rates offset by $3.3 million of Company contributions and higher than expected returns on the Company’s pension plan assets. In addition, during 2013, the Company implemented changes to medical benefits in the post-retirement benefit plan. The most significant change to the plan was the removal of the Company’s subsidy of medical premiums for future retirees, which curtailed future benefits for those participants. The Company recorded a net curtailment gain of $0.9 million in 2013 due to the reduction in future obligations under the plan resulting from the change in benefits.

The following table provides components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Interest cost	$1.8	$1.6	$1.8	$0.1	$0.2	$0.2
Expected return on plan assets	(2.5)	(2.3)	(2.1)	—	—	—
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)
Amortization of net actuarial (gain) loss	0.4	0.6	0.4	(0.1)	—	—
Curtailment gain	—	—	—	—	(0.9)	—
Net periodic benefit (income) cost	$(0.3)	$(0.1)	$0.1	$—	$(0.8)	$0.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	$5.2	$(2.8)	$4.7	$(0.4)	$(0.8)	$0.4
Amortization of prior service cost	—	—	—	—	0.1	0.1
Amortization of actuarial (gain) loss	(0.4)	(0.6)	(0.4)	0.1	—	—
Total net loss (gain) recognized in
other comprehensive income	$4.8	$(3.4)	$4.3	$(0.3)	$(0.7)	$0.5

Total recognized in net periodic benefit cost and
other comprehensive income	$4.5	$(3.5)	$4.4	$(0.3)	$(1.5)	$0.6
For both the pension and other post-retirement benefits plans, prior service cost are amortized on a straight-line basis over the average remaining future service of active employees expected to receive benefits under the plan. For the pension benefits plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. For the post-retirement benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining future service of active employees expected to receive benefits under the plan. The Company uses its fiscal year-end date as the measurement date for the plans. The Company estimated that average future life expectancy is 21.4 years for the pension benefits plan and remaining service life of active participants is 5.7 years for the post-retirement benefits plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Benefit Obligations:
Discount rate	4.00%	4.60%	3.80%	3.99%	4.60%	3.85%
Expected return on assets	5.50%	6.55%	7.00%	N/A	N/A	N/A

Net Periodic Benefit Costs:
Discount rate	4.60%	3.80%	4.72%	4.60%	3.85%	4.74%
Expected return on assets	6.55%	7.00%	7.25%	N/A	N/A	N/A
The weighted-average discount rates used to determine the Pension Plans’ obligations and expenses are based on a yield curve methodology which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. The decrease in discount rate in 2014 compared to 2013 was due to lower bond yields. The decrease in the expected long-term return on assets assumption in 2014 compared to 2013 was due to an increase in the fixed income asset allocation per the Plan’s dynamic investment policy, lower bond yields and lower expected future returns on equities. The Company uses a building block approach in determining the overall expected long term return on assets. Under this approach, a weighted-average expected rate of return is developed based on historical and expected future returns for each major asset class and the proportion of assets of the class held by the Pension Plans. The Company then reviews the results and may make adjustments to reflect the expected additional return gained through active investment management.
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the end of year benefit obligation for the post-retirement benefit plans are as follows:

	December 31, 2014	December 31, 2013
Assumed current trend rate for next year for participants under 65	7.25%	7.50%
Assumed current trend rate for next year for participants 65 and over	6.75%	7.00%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached for participants under 65	2024	2024
Year that ultimate trend rate is reached for participants 65 and over	2022	2022
A one percent point change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.4	$(0.3)
Plan Assets:
The Company has adopted a dynamic investment strategy to reduce the pension plan’s investment risk as the funded status improves. The strategy will reduce the allocation to return seeking assets (primarily equities) and increase the allocation to liability hedging assets (primarily fixed income) over time with the intention of reducing the volatility of the funded status and pension costs. Based on the plan’s funded status, the Company’s current target allocations are: 0-5% cash, 20-26% equity and 74-80% fixed income. The Company’s investment target also sets forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities.
The fair value measurements of the Pension Plans’ assets by asset category at December 31, 2014 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$—	$—
Group trust	35.9	—	35.9	—
Group annuity contract	3.7	—	3.7	—
Total	$40.4	$0.8	$39.6	$—

The fair value measurements of the Pension Plans’ assets by asset category at December 31, 2013 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$—	$—
Group trust	31.8	—	31.8	—
Group annuity contract	3.7	—	3.7	—
Total	$38.0	$2.5	$35.5	$—
During 2013, the Company reinvested the majority of the plan assets in an investment instrument (“Group Trust”), comprised of a diversified portfolio of investments across various asset classes, including U.S. and foreign equities and U.S. high yield and investment grade corporate bonds. The Group Trust is valued at the net asset value provided by the administrator of the fund. The net asset fair value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.
The group annuity consists primarily of investment grade fixed income securities. The annuity contract is valued based on discounted cash flows of current yields of similar securities with comparable duration based on the underlying fixed income investments.
Estimated Future Contributions and Benefit Payments
The Company currently does not expect to make contributions to its pension plan in 2015 and expects to contribute a minimum of $0.2 million to its other post-retirements benefits plan.
Estimated future benefit payments reflecting future service are as follows (in millions):

Year ending December 31,	Pension Benefits	Other Post-retirement Benefits
2015	$2.8	$0.2
2016	3.0	0.2
2017	3.0	0.2
2018	3.3	0.2
2019	3.0	0.2
2020 through 2024	14.0	0.9
Expected amortization from AOCI into net periodic benefit cost for the year ending December 31, 2015 (in millions):

	Pension Benefits	Other Post-retirement Benefits
Expected amortization of net actuarial loss	$0.6	$—
Total expected amortizations for the year ended	$0.6	$—

Multi-employer Defined Benefit Plan
The Company contributed $0.4 million in the year ended December 31, 2014, and $0.3 million in each of the years ended December 31, 2013 and 2012, respectively, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2014, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $17,500. Eligible U.S. employees over 50 years of age could also contribute an additional $5,500 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of $24,270 Canadian dollars. As of December 31, 2014, under the 401(k) plan, the Company matches 100% of U.S. employee contributions up to 2% of base salary and matches 25% of employee contributions from 2% to 6% of base salary for a total maximum company contribution of 3%. Effective January 1, 2015, the Company will match 50% of U.S. employee contributions up to 6% of base salary and the maximum contribution increased to $18,000. For Canadian employees, the Company matches 50% of employee contributions up to 6% of employee contributions for a total maximum company contribution of 3%. Effective January 1, 2015, the maximum contribution available to employees in Canada increased to $24,930. For the years ended December 31, 2014, 2013 and 2012, the Company made matching payments of $3.0 million, $2.8 million and $2.3 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Years Ended December 31,
	2014			2013			2012
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$42.7	23.1	$1.85	$41.6	23.0	$1.81	$33.9	23.0	$1.48
Effect of dilutive
common share
equivalents:
Restricted
stock units	—	0.1	(0.01)	—	—	(0.01)	—	0.2	(0.01)
Stock options	—	0.1	(0.01)	—	0.2	(0.01)	—	—	(0.01)
Diluted EPS	$42.7	23.3	$1.83	$41.6	23.2	$1.79	$33.9	23.2	$1.46
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options excluded in the computation of diluted earnings per share for 2014, 2013 and 2012.

13.	Stock Incentive Plans
2010 Long-Term Incentive Plan
On May 25, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) which provided for the granting of awards of the Company’s common stock to officers, employees and non-employee directors. On May 20, 2014, the Company’s stockholders approved an amendment to the 2010 LTIP increasing the shares reserved for issuance to 3,131,904 shares of the Company’s common stock and reapproved the performance measures that may apply to awards granted thereunder. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, RSUs, other stock-based awards and performance shares. The 2010 LTIP limits awards to 200,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2014, have been RSUs and performance shares, which generally vest over three years. The Company issues new shares upon stock option exercises and vesting of RSUs and performance shares.
Prior Long-Term Incentive Plans
The 2004 Long-Term Incentive Plan (“2004 LTIP”) provided for issuance of shares of non-qualified stock options and RSUs to officers and key employees. The 2005 Long-Term Incentive Plan (“2005 LTIP”) provided for the granting of RSUs to officers and key employees. The 2007 Long-Term Incentive Plan (“2007 LTIP”) provided for the granting of stock options, RSUs and performance share awards of the Company’s common stock to officers, employees and non-employee directors.
The majority of awards granted by the Company vested over a three-year period: one-third of the awards cliff-vested on the first anniversary of the vesting commencement date and the remaining awards vested in equal monthly installments for the 2004 LTIP and equal quarterly installments for the 2005 LTIP and the 2007 LTIP, over the two-year period following the first anniversary of the vesting commencement date.
For option grants, the exercise price equaled the fair value of the Company’s common stock on the date of grant. Stock options expire seven years after the date of grant. RSUs do not have an expiration date. The Company consolidated any previously granted shares that may become available again under the 2004 LTIP and 2005 LTIP with the 2010 LTIP. Any shares subject to awards granted under 2004 LTIP and 2005 LTIP that (i) expire or otherwise terminate without having been exercised or (ii) are forfeited to or repurchased by the Company, will become available for grant under the 2010 LTIP, up to a maximum of 912,000 shares. No further grants will be made under the 2004 LTIP, the 2005 LTIP, or the 2007 LTIP.
The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	Weighted-average exercise price of outstanding options and vesting of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2004 Long-Term Incentive Plan
-Options	2,252	$9.60	—
2005 Long-Term Incentive Plan
-RSUs	6,106	$0.01	—
2007 Long-Term Incentive Plan(1)	42,312	$10.28	—
2010 Long-Term Incentive Plan(1)	347,414	$0.72	1,412,522
______________________________________________

(1)	Includes non-qualified stock options, RSUs and performance shares.

The following table summarizes the activity for all stock options, RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2014:

		December 31, 2013		Activity during 2014							December 31, 2014
		Outstanding		Granted			Vested / Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	Options	8,752	$15.85	—		$—	(6,500)	$18.02	—	$—	2,252	$9.60	2,252	$9.60
2005 LTIP	RSUs	6,106	0.01	—		—	—	—	—	—	6,106	0.01	6,106	0.01
2007 LTIP	RSUs	812	0.01	—		—	—	—	—	—	812	0.01	812	0.01
	Options	193,104	12.37	—		—	(151,604)	12.88	—	—	41,500	10.48	41,500	10.48
2010 LTIP	RSUs	224,350	0.01	96,572	(1)	0.01	(126,770)	0.01	(1,534)	0.01	192,618	0.01	—	—
	Options	15,000	16.39	—		—	—	—	—	—	15,000	16.39	15,000	16.39
	Performance shares	23,716	0.01	138,794	(2)	0.01	(22,714)	0.01	—	—	139,796	0.01	—	—
Total		471,840		235,366			(307,588)		(1,534)		398,084		65,670
______________________________________________
 Note: Price is weighted-average price per share.

(1)	Consists of non-performance RSUs.

(2)
In February 2014, the Company awarded a maximum of 138,794 performance shares that would have been received if the highest level of performance was achieved. Subsequent to December 31, 2014, 116,800 performance shares were determined to be earned based upon achievement of 2014 performance criteria.

The aggregate intrinsic value of stock options exercised in 2014, 2013 and 2012 was $5.2 million, $2.3 million and $2.2 million, respectively. The aggregate intrinsic value of RSUs exercised in 2014, 2013 and 2012 was $5.3 million, $7.6 million and $6.4 million, respectively. The aggregate intrinsic value of performance shares exercised in 2014, 2013 and 2012 was $1.1 million, $2.6 million and $1.1 million, respectively.
The following table summarizes stock options, RSUs and performance shares that have vested and are expected to vest as of December 31, 2014:

		December 31, 2014
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2004 LTIP	Options	2,252	—	1.1	—	$118	$—
2005 LTIP	RSUs	6,106	—	—	—	378	—
2007 LTIP	RSUs	812	—	—	—	50	—
	Options	41,500	—	1.3	—	2,135	—
2010 LTIP	RSUs	—	192,618	—	—	—	11,927
	Performance shares	—	117,802	—	—	—	7,294
	Options	15,000	—	3.8	—	683	—
Total		65,670	310,420			$3,364	$19,221
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise price of options or RSUs and the Company’s closing common stock price on December 31, 2014 of $61.93, multiplied by the number of instruments that are vested or expected to vest. Options and RSUs having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options, RSUs and performance shares that are expected to vest are net of estimated future forfeitures.
The aggregate fair value of options vested in 2014, 2013 and 2012 was $0.3 million, $0.2 million and $0.1 million, respectively. The aggregate fair value of RSUs vested in 2014, 2013 and 2012 was $5.4 million, $8.5 million and $6.4 million, respectively. The aggregate fair value of performance shares vested in 2014, 2013 and 2012 was $1.1 million, $0.9 million and $1.1 million, respectively.

Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below for shares granted during 2014, 2013 and 2012. For stock options, the Company uses the Black-Scholes option-pricing model to determine the grant date fair value. Option-pricing models require the input of assumptions that are estimated at the date of grant. The Company did not grant stock options in 2014, 2013, or 2012.

	Year Ended December 31,
	2014	2013	2012
Weighted-average fair value per share of grants:
RSUs	$37.14	$49.39	$39.98
Performance shares (1)	$36.80	N/A	$39.59
______________________________________________

(1)	Performance shares awarded in 2013 were ultimately canceled as the Company did not achieve the related performance targets for 2013.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $6.1 million, $4.6 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized for 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 88 plan participants that have been awarded grants since the inception of the Company’s plans.
As of December 31, 2014, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $5.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

14.	Stockholders’ Equity
Dividends
On October 19, 2011, the Company announced the commencement of a quarterly dividend program. The Company's intentions are to continue increasing its dividends per share over time; however, the payment of any future dividends will be determined by the Company’s Board of Directors in light of then existing conditions, including the Company’s earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors. The Credit Facility places certain limits on the Company’s ability to pay cash dividends on its common stock. (See Note 8 - Long-term Debt.)
The Board of Directors approved the following cash dividends in 2014 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 7, 2014	$0.11	February 28, 2014	$2.6	March 24, 2014
May 2, 2014	$0.11	May 23, 2014	$2.5	June 16, 2014
August 5, 2014	$0.11	August 22, 2014	$2.6	September 15, 2014
November 6, 2014	$0.13	November 28, 2014	$3.0	December 22, 2014
______________________________________________
(1) Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
The Company paid total dividends of $10.7 million, $7.1 million and $10.3 million in 2014, 2013 and 2012, respectively. Dividends declared and paid per common share were $0.46, $0.30 and $0.45 in 2014, 2013 and 2012, respectively.
On February 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.13 per common share, which is payable on March 26, 2015 to shareholders of record as of close of business on March 12, 2015.

Repurchase of Common Stock
In May 2013, the Company’s Board of Directors authorized a $30 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of December 31, 2014 and 2013, the Company had $20.7 million and $28.7 million, respectively, available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities for the years ended December 31, 2014 and 2013 (in millions, except share data):

	Year Ended December 31,
	2014	2013
Number of shares repurchased	175,917	253,744
Average price per share	$45.49	$28.30
Total repurchase costs	$8.0	$7.2

15.	Other Comprehensive Income (Loss)
The components of other comprehensive income (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2014			2013			2012
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial gain (loss) during the year	$(4.8)	$1.7	$(3.1)	$3.6	$(1.5)	$2.1	$(5.1)	$2.0	$(3.1)
Amortization of prior service cost
included in net income	—	—	—	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Amortization of net actuarial gain (loss)
included in net income	0.3	(0.1)	0.2	0.6	(0.2)	0.4	0.4	(0.1)	0.3
Net (loss) gain during the year	(4.5)	1.6	(2.9)	4.1	(1.7)	2.4	(4.8)	1.9	(2.9)
Foreign currency translation gain (loss)	(3.0)	—	(3.0)	(1.5)	—	(1.5)	0.4	—	0.4
Other comprehensive income (loss)	$(7.5)	$1.6	$(5.9)	$2.6	$(1.7)	$0.9	$(4.4)	$1.9	$(2.5)
The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2011	$(7.4)	$3.3	$(4.1)
Other comprehensive income (loss)	(2.9)	0.4	(2.5)
Balance as of December 31, 2012	(10.3)	3.7	(6.6)
Other comprehensive income (loss)	2.4	(1.5)	0.9
Balance as of December 31, 2013	(7.9)	2.2	(5.7)
Other comprehensive loss	(2.9)	(3.0)	(5.9)
Balance as of December 31, 2014	$(10.8)	$(0.8)	$(11.6)

16.    Segment and Geographic Information
The Company identifies its operating segments according to how management reviews, assesses and makes decisions about operational performance. In 2014, the Company assessed the identification of its operating segments given the organic growth in the business as well as the addition of national chain customers, and the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments -- U.S. and Canada that aggregates to one reportable segment. The Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.
Couche-Tard, the Company’s largest customer, accounted for approximately 14.5%, 14.7%% and 13.7% of total net sales for 2014, 2013 and 2012, respectively.
Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
United States	$8,989.0	$8,618.3	$7,716.3
Canada	1,250.9	1,114.3	1,148.6
Corporate (1)	40.2	35.0	27.5
Total	$10,280.1	$9,767.6	$8,892.4

Income (loss) before income taxes:
United States	$70.8	$57.3	$48.6
Canada	3.2	0.9	2.3
Corporate (2)	(7.6)	7.8	4.5
Total	$66.4	$66.0	$55.4

Interest expense:
United States	$32.0	$30.2	$27.4
Canada	0.7	0.6	0.7
Corporate (3)	(30.3)	(28.1)	(25.9)
Total	$2.4	$2.7	$2.2

Depreciation and amortization:
United States	$24.9	$20.2	$17.7
Canada	2.8	2.7	2.9
Corporate (4)	4.3	4.3	4.7
Total	$32.0	$27.2	$25.3
_____________________________________________
(1) Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.
(2) Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. The change from 2013 to 2014 is primarily attributable to increases in corporate incentives and salaries, and LIFO expense.
(3) Consists primarily of intercompany eliminations for interest.
(4) Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	December 31,	December 31,
	2014	2013
Identifiable assets:
United States	$913.8	$844.8
Canada	115.8	112.0
Total	$1,029.6	$956.8
The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$6,942.0	$6,642.0	$6,139.4
Food	1,462.0	1,342.3	1,178.6
Candy (1)	534.3	513.2	476.6
Other tobacco products	827.5	787.8	687.8
Health, beauty & general (1)	361.0	341.3	282.1
Beverages	151.8	139.1	125.6
Equipment/other	1.5	1.9	2.3
Total food/non-food products	$3,338.1	$3,125.6	$2,753.0
Total net sales	$10,280.1	$9,767.6	$8,892.4
_____________________________________________
(1) In 2014, certain products were moved from the candy category to the health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 and 2012 presentations have been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million and $489.5 million for the years ended December 31, 2013 and 2012, respectively. Net sales for Health, beauty & general products would have been $327.3 million and $269.2 million for the years ended December 31, 2013 and 2012, respectively.

17.	Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2014 and 2013:

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Net sales — Cigarettes (1)	$1,764.6	$1,858.3	$1,770.8	$1,548.3
Net sales — Food/non-food (1)	844.0	889.1	852.4	752.6
Net sales (1)	2,608.6	2,747.4	2,623.2	2,300.9
Cost of goods sold (1)	2,454.0	2,596.0	2,479.9	2,176.5
Gross profit (2)	154.6	151.4	143.3	124.4
Warehousing and distribution expenses (3)	81.5	83.5	78.1	75.3
Selling, general and administrative expenses (4)	49.5	47.0	44.0	43.9
Amortization of intangible assets	0.6	0.7	0.7	0.6
Total operating expenses	131.6	131.2	122.8	119.8
Income from operations	23.0	20.2	20.5	4.6
Interest expense	(0.6)	(0.5)	(0.6)	(0.7)
Interest income	0.2	0.1	0.2	0.1
Foreign currency gains (losses), net	(0.1)	0.2	(0.2)	—
Income before income taxes	22.5	20.0	19.9	4.0
Income tax provision	(7.9)	(6.3)	(7.9)	(1.6)
Net income	14.6	13.7	12.0	2.4
Basic net income per common share (5)	$0.63	$0.59	$0.52	$0.11
Diluted net income per common share (5)	$0.62	$0.59	$0.52	$0.10
Shares used to compute basic net income
per common share	23.1	23.1	23.1	23.0
Shares used to compute diluted net income
per common share	23.4	23.3	23.2	23.2

Excise taxes (1)	$530.3	$567.6	$539.9	$472.5
Cigarette inventory holding gains (6)	4.2	0.2	3.3	0.5
Candy inventory holding gains (7)	0.8	5.2	—	—
LIFO expense	2.7	6.5	4.3	2.8
Depreciation and amortization	8.6	8.3	7.9	7.2
Stock-based compensation	1.8	1.5	1.5	1.3
Capital expenditures (8)	29.8	9.3	9.8	5.0
____________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Includes OTP tax refunds, net of tax assessments, of $6.2 million in Q4 and $2.3 million in Q3 2014.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold, this presentation may differ from that of other registrants.

(4)
Selling, general and administrative expenses (“SG&A”) include acquisition and integration expenses of $1.4 million related primarily to Ohio and the addition of new customers, consisting of $0.7 million in Q4, $0.6 million in Q3, $0.1 million in Q2, and none in Q1.

(5)	Totals may not agree with full year amounts due to rounding.

(6)	Cigarette inventory holding gains relate to income earned on cigarette inventory quantities on hand at the time cigarette manufacturers increase their prices.

(7)	Candy inventory holding gains relate to income earned on candy inventory quantities on hand at the time candy manufacturers increase their prices.

(8)	Capital expenditures increased in Q4 2014 due primarily to facility projects in Ohio and Sacramento along with expenditures to support our new customers.

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Net sales — Cigarettes (1)	$1,692.0	$1,783.7	$1,702.9	$1,463.4
Net sales — Food/non-food (1)	799.3	837.0	807.0	682.3
Net sales (1)	2,491.3	2,620.7	2,509.9	2,145.7
Cost of goods sold (1)	2,348.0	2,479.9	2,372.9	2,029.7
Gross profit	143.3	140.8	137.0	116.0
Warehousing and distribution expenses (2)	77.2	79.4	72.8	67.7
Selling, general and administrative expenses (3)	41.6	41.3	42.9	42.5
Amortization of intangible assets	0.7	0.6	0.7	0.7
Total operating expenses	119.5	121.3	116.4	110.9
Income from operations	23.8	19.5	20.6	5.1
Interest expense	(0.6)	(0.6)	(0.8)	(0.7)
Interest income	0.1	0.1	0.1	0.1
Foreign currency losses, net	(0.1)	(0.1)	(0.1)	(0.4)
Income before income taxes	23.2	18.9	19.8	4.1
Income tax provision	(8.2)	(6.6)	(8.1)	(1.5)
Net income	15.0	12.3	11.7	2.6
Basic net income per common share (4)	$0.65	$0.54	$0.51	$0.11
Diluted net income per common share (4)	$0.65	$0.53	$0.51	$0.11
Shares used to compute basic net income
per common share	23.0	23.0	23.0	23.0
Shares used to compute diluted net income
per common share	23.2	23.2	23.2	23.2

Excise taxes (1)	$526.7	$554.9	$523.6	$445.6
Cigarette inventory holding gains (5)	4.1	0.2	3.9	0.8
LIFO (income) expense	(0.1)	2.2	3.7	2.9
Depreciation and amortization	7.0	6.8	6.8	6.6
Stock-based compensation	0.6	1.3	1.4	1.3
Capital expenditures	5.0	4.6	6.7	1.7
______________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold, this presentation may differ from that of other registrants.

(3)
SG&A expenses include acquisition and integration expenses of $2.5 million related primarily to Davenport and the addition of new customers, consisting of $1.2 million in Q4, $0.5 million in Q3, $0.6 million in Q2, and $0.2 million in Q1.

(4)	Totals may not agree with full year amounts due to rounding.

(5)	Cigarette inventory holding gains relate to income earned on cigarette inventory quantities on hand at the time cigarette manufacturers increase their prices.

18.	Subsequent Event
On February 23, 2015, the Company acquired substantially all of the assets of Karrys Bros. Limited, a regional wholesale distributor servicing customers in Ontario, Canada, and the surrounding provinces.  The initial purchase price was approximately $10 million Canadian dollars or $8 million U.S. dollars (subject to customary post-closing working capital adjustments) which the Company financed with borrowings under the Credit Facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included (i) in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2014
Allowances for:
Trade receivables	$9.4	$2.2	$(0.7)	$(0.1)	$10.8
Inventory reserves	0.8	16.4	(16.6)	—	0.6
	$10.2	$18.6	$(17.3)	$(0.1)	$11.4

Year Ended December 31, 2013
Allowances for:
Trade receivables	$10.9	$1.1	$(2.6)	$—	$9.4
Inventory reserves	0.8	12.7	(12.7)	—	0.8
	$11.7	$13.8	$(15.3)	$—	$10.2

Year Ended December 31, 2012
Allowances for:
Trade receivables	$9.6	$2.0	$(0.9)	$0.2	$10.9
Inventory reserves	1.0	11.5	(11.7)	—	0.8
	$10.6	$13.5	$(12.6)	$0.2	$11.7

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
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

10.7
Form of Non-Employee Director RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K/A filed on September 5, 2014).

10.8
Form of Management RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K/A filed on September 5, 2014).

10.9
Form of Performance RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K/A filed on September 5, 2014).

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

10.17
Fifth Amendment to Credit Agreement, dated May 30, 2013, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 7, 2013).

10.18
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

CORE-MARK HOLDING COMPANY, INC.

Date:	March 2, 2015	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ THOMAS B. PERKINS	President, Chief Executive Officer and	March 2, 2015
Thomas B. Perkins	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Senior Vice President and Chief Financial	March 2, 2015
Stacy Loretz-Congdon	Officer (Principal Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	March 2, 2015
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 2, 2015
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 2, 2015
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 2, 2015
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 2, 2015
Gary F. Colter

/S/ ROBERT G. GROSS	Director	March 2, 2015
Robert G. Gross

/S/ HARVEY L. TEPNER	Director	March 2, 2015
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	March 2, 2015
J. Michael Walsh