Form 10-Q
period 2015-03-31
Core-Mark Holding Company, Inc.
filed 2015-05-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
     Yes  ☐    No  ☒
As of April 30, 2015, 23,092,552 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$16.5	$14.4
Restricted cash	11.0	13.0
Accounts receivable, net of allowance for doubtful accounts of $10.7 and $10.8 as of March 31, 2015 and December 31, 2014, respectively	253.3	245.3
Other receivables, net	60.9	61.5
Inventories, net (Note 4)	296.9	417.8
Deposits and prepayments	56.9	43.7
Deferred income taxes	9.2	8.4
Total current assets	704.7	804.1
Property and equipment, net	147.6	148.9
Goodwill	22.9	22.9
Other intangible assets, net	24.1	22.6
Other non-current assets, net	31.1	31.1
Total assets	$930.4	$1,029.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140.3	$128.4
Book overdrafts	22.9	29.1
Cigarette and tobacco taxes payable	147.2	187.3
Accrued liabilities	83.7	93.4
Deferred income taxes	0.2	0.3
Total current liabilities	394.3	438.5
Long-term debt (Note 5)	16.0	68.2
Deferred income taxes	16.3	16.2
Other long-term liabilities	11.2	11.9
Claims liabilities	27.7	27.5
Pension liabilities	5.9	6.0
Total liabilities	471.4	568.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized, 25,957,131 and 25,847,269 shares issued; 23,141,080 and 23,080,110 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	0.3	0.3
Additional paid-in capital	264.6	263.8
Treasury stock at cost (2,816,051 and 2,767,159 shares of common stock at March 31, 2015 and December 31, 2014, respectively)	(55.6)	(52.6)
Retained earnings	263.9	261.4
Accumulated other comprehensive loss	(14.2)	(11.6)
Total stockholders’ equity	459.0	461.3
Total liabilities and stockholders’ equity	$930.4	$1,029.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$2,452.3	$2,300.9
Cost of goods sold	2,315.0	2,176.5
Gross profit	137.3	124.4
Warehousing and distribution expenses	79.5	75.3
Selling, general and administrative expenses	47.3	43.9
Amortization of intangible assets	0.6	0.6
Total operating expenses	127.4	119.8
Income from operations	9.9	4.6
Interest expense	(0.6)	(0.7)
Interest income	0.2	0.1
Foreign currency transaction losses, net	(0.4)	—
Income before income taxes	9.1	4.0
Provision for income taxes (Note 7)	(3.6)	(1.6)
Net income	$5.5	$2.4

Basic net income per common share (Note 9)	$0.24	$0.11
Diluted net income per common share (Note 9)	$0.24	$0.10

Basic weighted-average shares (Note 9)	23.2	23.0
Diluted weighted-average shares (Note 9)	23.3	23.2

Dividends declared and paid per common share (Note 11)	$0.13	$0.11
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$5.5	$2.4
Other comprehensive loss, net of tax:
Defined benefit plan adjustments	0.1	—
Foreign currency translation loss	(2.7)	(1.3)
Other comprehensive loss, net of tax	(2.6)	(1.3)
Comprehensive income	$2.9	$1.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5.5	$2.4
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.4	2.7
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.9	1.3
Bad debt expense, net	0.5	0.3
Depreciation and amortization	8.7	7.2
Foreign currency transaction losses, net	0.4	—
Deferred income taxes	(0.7)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6.2)	(7.4)
Other receivables, net	0.1	7.8
Inventories, net	116.9	84.9
Deposits, prepayments and other non-current assets	(14.0)	5.4
Excess tax deductions associated with stock-based compensation	(1.9)	(0.7)
Accounts payable	13.4	7.2
Cigarette and tobacco taxes payable	(36.1)	(28.9)
Pension, claims, accrued and other long-term liabilities	(8.9)	(4.7)
Net cash provided by operating activities	82.1	77.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(8.0)	(0.1)
Change in restricted cash	2.0	1.4
Additions to property and equipment, net	(2.7)	(5.0)
Capitalization of software and related development costs	(1.9)	(0.2)
Proceeds from sale of fixed assets	0.3	—
Net cash used in investing activities	(10.3)	(3.9)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(54.9)	(46.3)
Dividends paid	(3.1)	(2.6)
Payments on capital leases	(0.6)	(0.3)
Repurchases of common stock	(3.0)	(3.0)
Proceeds from exercise of common stock options	0.3	0.7
Tax withholdings related to net share settlements of restricted stock units	(3.1)	(0.8)
Excess tax deductions associated with stock-based compensation	1.9	0.7
Decrease in book overdrafts	(6.2)	(14.4)
Net cash used in financing activities	(68.7)	(66.0)
Effects of changes in foreign exchange rates	(1.0)	(0.2)
Change in cash and cash equivalents	2.1	7.5
Cash and cash equivalents, beginning of period	14.4	11.0
Cash and cash equivalents, end of period	$16.5	$18.5
Supplemental disclosures:
Cash paid (refunded) during the period for:
Income taxes, net	$0.8	$(2.9)
Interest	$0.3	$0.3
Non-cash capital lease obligations incurred	$5.2	$3.5
Unpaid property and equipment purchases included in accrued liabilities	$0.4	$3.4
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2015, the unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014, have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements, which are included in its 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
The significant accounting policies and certain financial information that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), but which are not required for interim reporting purposes, have been omitted. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2014.
The unaudited condensed consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements. Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.
Shares and per share amounts for the three months ended March 31, 2014 in the accompanying condensed consolidated financial statements and applicable disclosures have been adjusted to reflect the two-for-one stock split in the form of a dividend effective June 27, 2014.
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
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for approximately 14.5% and 14.6% of the Company’s total net sales for three months ended March 31, 2015 and 2014, respectively. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2015 or December 31, 2014.

Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. On April 29, 2015, the FASB issued a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The FASB also proposed permitting early adoption of the standard, but not before the original effective date which is for annual reports beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements.
On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Topic 718 (“ASU 2014-12”). The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its financial statements.
On April 7, 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs: Subtopic 835-30 (“ASU 2015-03”). In order to simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset.  ASU 2015-03 is effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its financial statements.

3.    Acquisition
Asset Acquisition of Karrys Bros., Limited.

On February 23, 2015, the Company acquired substantially all of the assets of Karrys Bros., Limited (“Karrys Bros.”), a regional convenience wholesaler servicing customers in Ontario, Canada, and the surrounding provinces, for cash consideration of approximately $8.0 million, or $10.0 million Canadian dollars. The Karrys Bros. operations will be integrated into the Company’s existing distribution center in Toronto and has provided the Company the opportunity to increase its market share in eastern Canada. The purchase price allocation of the acquired assets and liabilities assumed, based on a preliminary estimate of their fair values at the acquisition date, was as follows (in millions):

February 23, 2015
Accounts receivable	$3.9
Inventory	3.9
Property and equipment	2.3
Liabilities	(2.1)
Total consideration	$8.0

Transaction costs in connection with the acquisition of Karrys Bros. were approximately $0.3 million for the quarter ended March 31, 2015. The results of operations of Karrys Bros. have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date. The Company did not consider the Karrys Bros. acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.

4.	Inventories
Inventories consist of the following (in millions):

	March 31, 2015	December 31, 2014
Inventories at FIFO, net of reserves	$414.6	$533.1
Less: LIFO reserve	(117.7)	(115.3)
Total inventories at LIFO, net of reserves	$296.9	$417.8
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $2.4 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	March 31, 2015	December 31, 2014
Amounts borrowed (Credit Facility)	$1.0	$55.9
Obligations under capital leases	15.0	12.3
Total long-term debt	$16.0	$68.2
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million, which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, a $75 million ceiling for dividends and up to $125 million for permitted acquisitions. As of March 31, 2015, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $35.7 million, $54.4 million, and $116.9 million, respectively. The Credit Facility expires in May 2018.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31, 2015	December 31, 2014
Amounts borrowed	$1.0	$55.9
Outstanding letters of credit	18.5	17.4
Amounts available to borrow (1)	170.0	114.8
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three months ended March 31, 2015 and 2014 were $30.4 million and $13.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $74.4 million and from zero to $46.3 million, respectively.
The weighted-average interest rate on the revolving credit facility for the three months ended March 31, 2015 was 1.7% compared to 1.6% for the same period in 2014. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million during the three months ended March 31, 2015 and 2014, respectively. The

Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Unamortized debt issuance costs were $1.0 million as of March 31, 2015 and $1.1 million as of December 31, 2014.

6.	Contingencies
Litigation

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company filed its opening brief in March 2015 and is in the briefing process with Sonitrol. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company’s results of operations or financial condition.

7.	Income Taxes
The Company’s effective tax rate was 39.6% for the three months ended March 31, 2015, compared to 40.0% for the same period in 2014.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at both March 31, 2015 and December 31, 2014, all of which would impact the Company’s effective tax rate, if recognized. The Company does not expect any significant change in the total gross amount of unrecognized tax benefits through March 31, 2016.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 to 2014 tax years remain subject to examination by federal authorities. The 2011 to 2014 tax years remain subject to examination by state authorities with the 2010 tax year still open for certain state tax authorities. The 2007 to 2014 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic income of the qualified defined-benefit pension plan (in millions):

	Three Months Ended
	March 31,
	2015	2014
PENSION BENEFITS
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.5)	(0.6)
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit income	$—	$(0.1)
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three months ended March 31, 2015 and 2014.
The Company contributed $0.7 million to the Pension Plans during the three months ended March 31, 2014 and none for the same period in 2015. No minimum contribution to the defined-benefit pension plan is required in 2015 and the Company does not expect to make discretionary contributions given the plan’s funded status. During the remainder of 2015, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2015			2014
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$5.5	23.2	$0.24	$2.4	23.0	$0.11
Effect of dilutive common share equivalents:
Restricted stock units		0.1	—		0.2	(0.01)
Diluted EPS	$5.5	23.3	$0.24	$2.4	23.2	$0.10
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 105,165 for the three months ended March 31, 2015 and none for the same period in 2014.

10.	Stock-based Compensation Plans
Grant Activities
During the three months ended March 31, 2015 and 2014, the Company granted 60,165 and 95,572 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $65.26 and $37.11, respectively.

In the first quarter of 2015, the Company granted 90,264 performance-based shares to certain of its employees at a weighted-average grant date fair value of $65.21. The performance shares of 90,264 represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2015. In 2014, the Company granted 138,800 performance-based shares to employees at a weighted-average grant date fair value of $36.80, of which 116,800 shares were earned.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.9 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.7 million at March 31, 2015, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2015 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 27, 2015	$0.13	March 12, 2015	$3.0	March 26, 2015
May 7, 2015	$0.13	May 22, 2015	N/A (1)	June 15, 2015
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board withdraws its authorization. As of March 31, 2015, the Company had $17.7 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Number of shares repurchased	48,892	82,600
Average price per share	$61.36	$36.18
Total repurchase costs	$3.0	$3.0

12.	Segment and Geographic Information

The Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments - U.S. and Canada that aggregate to one reportable segment. The Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net sales:
United States	$2,176.1	$2,039.1
Canada	267.8	256.0
Corporate (1)	8.4	5.8
Total	$2,452.3	$2,300.9

Income (loss) before income taxes:
United States	$6.5	$3.2
Canada	(0.2)	(0.3)
Corporate (2)	2.8	1.1
Total	$9.1	$4.0

Interest expense:
United States	$8.2	$7.5
Canada	0.2	0.3
Corporate (3)	(7.8)	(7.1)
Total	$0.6	$0.7

Depreciation and amortization:
United States	$6.7	$5.5
Canada	0.6	0.7
Corporate (4)	1.4	1.0
Total	$8.7	$7.2

Capital expenditures:
United States	$2.6	$4.9
Canada	0.1	0.1
Total	$2.7	$5.0
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	March 31, 2015	December 31, 2014
Identifiable assets:
United States	$828.3	$913.8
Canada	102.1	115.8
Total	$930.4	$1,029.6

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Product Category	Net Sales	Net Sales
Cigarettes	$1,645.3	$1,548.3
Food	353.7	323.3
Candy	131.8	128.1
Other tobacco products	199.6	187.9
Health, beauty & general	89.5	83.0
Beverages	32.1	30.3
Equipment/other	0.3	—
Total food/non-food products	807.0	752.6
Total net sales	$2,452.3	$2,300.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
First Quarter Overview
In the first quarter of 2015, we continued to grow market share and increase our food/non-food sales and gross profit by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing customer category management expertise in order to make our independent retailers more relevant and profitable.
Our net sales in the first quarter of 2015 increased 6.6%, or $151.4 million, to $2,452.3 million compared to $2,300.9 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 8.1% driven primarily by net sales growth from our existing customers. The success of our core strategies continued to shift net sales to our food/non-food category, which grew 7.2% in the first quarter of 2015. However, the shift in net sales was moderated by strong cigarette sales, which increased 6.3% and also benefitted from market share gains. In addition, we believe lower fuel prices contributed to higher sales in the convenience industry during the first quarter of 2015.
Gross profit in the first quarter of 2015 increased 10.4%, or $12.9 million, to $137.3 million from $124.4 million for the same period in 2014, driven primarily by the increase in food/non-food sales, which have higher margins than cigarette products. Gross profit for the first quarter of 2015 also benefitted from $0.9 million in refunds related to the overpayment of excise taxes on OTP from prior years.
Operating expenses as a percentage of net sales were 5.2% for the first quarter of both 2015 and 2014. We continue to see upward pressure on operating expenses as a percentage of sales due to a shift in sales to our food/non-food categories. This is due, in part, to the lower selling price point for these categories, compared to cigarettes. In addition, while the challenging labor market for truck drivers which existed last year continued in 2015, we saw a reduction of its impact to our transportation expenses. This reduction was due primarily to strategies we implemented in 2014, which focus on the hiring, training and retention of drivers.
Net income was $5.5 million for the first quarter of 2015 compared to $2.4 million for the same period in 2014. Adjusted EBITDA(1) increased $7.0 million, or 44.0%, to $22.9 million for the first quarter of 2015 from $15.9 million for the same period in 2014. The increases in net income and Adjusted EBITDA for the first quarter of 2015 were driven primarily by an increase in gross profit, which grew at a higher rate than operating expenses.
________________________________________

(1)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See the calculation of Adjusted EBITDA in “Liquidity and Capital Resources” below.

Business and Supply Expansion

We continue to benefit from the expansion of our business and the execution of our core strategies, focused primarily on enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of the supply chain, bringing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these, when adopted, will increase the retailers’ profits.
Some of our more recent expansion activities include:

•
In February 2015, we acquired substantially all the assets of Karrys Bros., Limited (Karrys Bros.), a regional distributor servicing customers in Ontario, Canada, and the surrounding provinces. Annual sales for the acquired business are expected to be approximately $100 million Canadian dollars. The acquisition of Karrys Bros. will expand our market share in eastern Canada and is expected to contribute to the leverage of fixed costs and improved profitability in our Toronto Division.

•
In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. This new facility currently services approximately 800 Rite Aid stores and 600 stores transferred from other Core-Mark distribution centers in 2014. The addition of this distribution center is expected to allow us to serve our customers in this region more efficiently and is expected to result in transportation cost savings as we reduce mileage to servicing our existing customers.

•
In June 2014, we signed a three year contract with Rite Aid. We are currently servicing approximately 4,200 stores across the U.S. with fresh, refrigerated, bakery and frozen products. We are committed to our long-term partnership with Rite Aid to help them maximize supply chain efficiencies and optimize product sales to meet the needs of their customers.

During the first quarter of 2015, we realized sales and margin growth in our “Fresh” categories resulting from improving our customers’ product assortment, in-store marketing efforts and spoilage management. Sales of our fresh categories grew approximately 18% in the first quarter of 2015 compared to the same period in 2014. We have specifically focused more on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other food/non-food products we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2015			March 31, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$151.4	$2,452.3	100.0%	—%	$2,300.9	100.0%	—%
Net sales — Cigarettes	97.0	1,645.3	67.1	61.7	1,548.3	67.3	61.6
Net sales — Food/non-food	54.4	807.0	32.9	38.3	752.6	32.7	38.4
Net sales, less excise taxes (2)	140.2	1,968.6	80.3	100.0	1,828.4	79.5	100.0
Gross profit (3)	12.9	137.3	5.6	7.0	124.4	5.4	6.8
Warehousing and
distribution expenses	4.2	79.5	3.2	4.0	75.3	3.3	4.1
Selling, general and
administrative expenses	3.4	47.3	1.9	2.4	43.9	1.9	2.4
Amortization of
intangible assets	—	0.6	—	—	0.6	—	—
Income from operations	5.3	9.9	0.4	0.5	4.6	0.2	0.3
Interest expense	(0.1)	(0.6)	—	—	(0.7)	—	—
Interest income	0.1	0.2	—	—	0.1	—	—
Foreign currency transaction
losses, net	0.4	(0.4)	—	—	—	—	—
Income before taxes	5.1	9.1	0.4	0.5	4.0	0.2	0.2
Net income	3.1	5.5	0.2	0.3	2.4	0.1	0.1
Adjusted EBITDA (4)	7.0	22.9	0.9	1.2	15.9	0.7	0.9
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however, we do not expect increases in excise taxes to negatively impact gross profit per carton (see the reconciliation of net sales to net sales less excise taxes in “Comparison of Sales and Gross Profit by Product Category”).

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

Net Sales. Net sales increased by $151.4 million, or 6.6%, to $2,452.3 million in the first quarter of 2015, from $2,300.9 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 8.1%. This increase was driven primarily by a 4.4% increase in cigarette carton sales, an increase in the average sales price per carton and incremental food/non-food sales to existing customers. The incremental food/non-food sales to existing customers was driven primarily by the continued success of our core strategies and lower fuel prices, which we believe contributed to higher sales in the convenience industry.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2015 increased by $97.0 million, or 6.3%, to $1,645.3 million from $1,548.3 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, cigarette sales increased by approximately 7.7% driven primarily by a 4.4% increase in carton sales and a 3.1% increase in the average sales price per carton. Cigarette carton sales increased by 3.7% in the U.S. and by 13.2% in Canada. The increase in cigarette carton sales was due primarily to market share gains and an increase in cartons sold to existing customers. We believe the increase in carton sales to existing customers during the first quarter this year was driven primarily by stronger macroeconomic factors compared with the first quarter of 2014. The increase in the average sales price per carton was related mainly to increases in manufacturers’ prices.

Total net cigarette sales as a percentage of total net sales were 67.1% in the first quarter of 2015 compared to 67.3% for the same period last year.
Despite our recent increase in cigarette sales, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2015 increased $54.4 million, or 7.2%, to $807.0 million from $752.6 million for the same quarter in 2014. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	March 31,
	2015	2014	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$353.7	$323.3	$30.4	9.4%
Candy	131.8	128.1	3.7	2.9%
Other tobacco products	199.6	187.9	11.7	6.2%
Health, beauty & general	89.5	83.0	6.5	7.8%
Beverages	32.1	30.3	1.8	5.9%
Equipment/other	0.3	—	0.3	N/A
Total Food/Non-food Products	$807.0	$752.6	$54.4	7.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations, food/non-food sales for the first quarter increased by approximately 8.7%, driven primarily by incremental sales to existing customers. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) contributed to this improvement in net sales. Net sales in our Food category, which increased 9.4% in the first quarter of 2015, contributed over half of the 7.2% increase in food/non-food sales. In addition, sales of smokeless tobacco products continue to be the primary driver of the increase in sales in our OTP category.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued declines over the long term in cigarette consumption.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette sales.
Total net sales of food/non-food products as a percentage of total net sales increased to 32.9% for the first quarter of 2015 compared to 32.7% for the same period in 2014.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the first quarter of 2015 increased $12.9 million, or 10.4%, to $137.3 million from $124.4 million for the same period in 2014 due primarily to increases in sales and gross margins in our food/non-food category. Gross profit margin was 5.60% of total net sales in the first quarter of 2015 compared to 5.41% for the same period in 2014.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes and allow us to recognize inventory holding gains. These gains are recorded as an offset to cost of goods sold as the inventory is sold. Our cigarette inventory holding gains were $1.0 million, or 0.7%, of our gross profit for the first quarter of 2015 compared to $0.5 million, or 0.4%, of our gross profit for the same period in 2014. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines. Additionally, inflation can also result in increases in LIFO expense, adversely impacting our gross profit percentage.

The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2015			March 31, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$151.4	$2,452.3	100.0%	—%	$2,300.9	100.0%	—%
Net sales, less excise taxes (2)	140.2	1,968.6	80.3	100.0	1,828.4	79.5	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$0.5	$1.0	0.04%	0.05%	$0.5	0.02%	0.03%
OTP tax refunds (4)	0.9	0.9	0.04	0.04	—	—	—
LIFO expense	(0.4)	(2.4)	(0.10)	(0.12)	(2.8)	(0.12)	(0.15)
Remaining gross profit (5)	11.1	137.8	5.62	7.00	126.7	5.51	6.93
Gross profit	$12.9	$137.3	5.60%	6.97%	$124.4	5.41%	6.80%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure, which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the taxes on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however, we do not expect increases in excise taxes to negatively impact gross profit per carton (see the reconciliation of net sales to net sales less excise taxes in “Comparison of Sales and Gross Profit by Product Category”).

(3)
The amount of cigarette inventory holding gains of $1.0 million for the first quarter of 2015, of which $0.2 million and $0.8 million were attributable to U.S. and Canada, respectively. The cigarette inventory holding gains of $0.5 million for the same period in 2014 were attributable to Canada.

(4)	During the first quarter of 2015, we received OTP tax refunds totaling $0.9 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $11.1 million, or 8.8%, to $137.8 million for the first quarter of 2015, from $126.7 million for the same period in 2014. Remaining gross profit margin was 5.62% in the first quarter of 2015 compared to 5.51% for the same period in 2014. The increase in remaining gross profit margins was driven primarily by an increase in food sales and margins offset by six basis points related to increases in cigarette manufacturers’ prices.
Cigarette remaining gross profit on a per carton basis was the same for both the three months ended March 31, 2015 and 2014.
Food/non-food remaining gross profit increased $9.6 million, or 10.5%, for the first quarter of 2015 compared to the same period in 2014. Food/non-food remaining gross profit margin increased 37 basis points to 12.57% for the first quarter of 2015 compared with 12.20% for the same period in 2014 driven primarily by sales growth in our Food category and a sales shift towards higher margin items.
For the first quarter of 2015, our remaining gross profit for food/non-food products was approximately 73.6% of our total remaining gross profit compared to 72.5% for the same period in 2014.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the first quarter of 2015, operating expenses increased by $7.6 million, or 6.3%, to $127.4 million from $119.8 million for the same period in 2014. As a percentage of net sales, total operating expenses were 5.2% for the first quarter of both 2015 and 2014. Increases in the amount of cubic feet of product handled in the warehouse and by our drivers contributed to higher operating costs. In addition, we continue to see upward pressure on operating expenses as a percentage of net sales due to a shift in sales to food/non-food categories, which carry a lower selling price than cigarettes. The shift in sales to food/non-food products increased operating expenses as a percentage of net sales by approximately six basis points in the first quarter of 2015 compared to the same period in 2014.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $4.2 million, or 5.6%, to $79.5 million in the first quarter of 2015 from $75.3 million for the same period in 2014. The increase in warehouse and distribution expenses was driven primarily by incremental costs of approximately $2.0 million for our Ohio division, which opened in September 2014, and the acquisition of Karrys Bros. In addition warehousing and distribution expenses were impacted by a 6.3% increase in comparable cubic feet of product sold driven largely by our food/non-food category, offset by a $2.6 million decrease in fuel costs.
As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the first quarter of 2015 compared with 3.3% for the same period in 2014. The decline as a percentage of net sales was due primarily to a decrease in our fuel costs driven by lower diesel fuel prices and in part our conversion to vehicles that use compressed natural gas (CNG), offset by an increase in miles driven. As of March 31, 2015, we had converted approximately 20% of our fleet to CNG vehicles and we plan to continue to convert a portion of our diesel tractors in 2015. Future increases or decreases in fuel costs and fuel surcharges we collect from our customers may materially impact our financial results depending on the extent and timing of these changes. In addition, the national trucking industry continued to be affected by the tightening of the driver labor pool. In the first quarter of 2015, we saw a reduction of its impact to our transportation expenses as a result of the strategies we implemented in 2014, which focused on the hiring, training and retention of drivers.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $3.4 million, or 7.7%, in the first quarter of 2015, to $47.3 million from $43.9 million for the same period in 2014. SG&A expenses for 2015 include incremental expenses of approximately $1.1 million for our Ohio division and the acquisition of Karrys Bros. In addition, stock-based compensation and employee bonus expense was $1.0 million higher in the first quarter of 2015 compared with the same period in 2014. As a percentage of net sales, SG&A expenses were 1.9% for the first quarter of both 2015 and 2014.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Average borrowings in the first quarter of 2015 were $30.4 million, with a weighted average interest rate of 1.7%, compared to average borrowings of $13.6 million and an average interest rate of 1.6% for the same period in 2014.
Foreign Currency Transaction Losses, Net.  We recognized foreign currency losses of $0.4 million in the first quarter of 2015 compared to gains of less than $0.1 million for the same period in 2014. The change was due primarily to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 39.6% for the three months ended March 31, 2015 compared to 40.0% for the same period in 2014. We currently expect our effective tax rate to be approximately 38.0% for 2015.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended
	March 31,
	2015	2014
Cigarettes
Net sales	$1,645.3	$1,548.3
Excise taxes in sales (2)	429.9	421.1
Net sales, less excise taxes (3)	1,215.4	1,127.2
LIFO expense	2.2	1.5
Gross profit (4)	35.2	33.9
Gross profit %	2.14%	2.19%
Gross profit % less excise taxes	2.90%	3.01%
Remaining gross profit (6)	$36.4	$34.9
Remaining gross profit %	2.21%	2.25%
Remaining gross profit % less excise taxes	2.99%	3.10%

Food/Non-food Products
Net sales	$807.0	$752.6
Excise taxes in sales (2)	53.8	51.4
Net sales, less excise taxes (3)	753.2	701.2
LIFO expense	0.2	1.3
Gross profit (5)	102.1	90.5
Gross profit %	12.65%	12.02%
Gross profit % less excise taxes	13.56%	12.91%
Remaining gross profit (6)	$101.4	$91.8
Remaining gross profit %	12.57%	12.20%
Remaining gross profit % less excise taxes	13.46%	13.09%

Totals
Net sales	$2,452.3	$2,300.9
Excise taxes in sales (2)	483.7	472.5
Net sales, less excise taxes (3)	1,968.6	1,828.4
LIFO expense	2.4	2.8
Gross profit (4) (5)	137.3	124.4
Gross profit %	5.60%	5.41%
Gross profit % less excise taxes	6.97%	6.80%
Remaining gross profit (6)	$137.8	$126.7
Remaining gross profit %	5.62%	5.51%
Remaining gross profit % less excise taxes	7.00%	6.93%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $1.0 million for the three months ended March 31, 2015 compared to $0.5 million for the same period in 2014.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Included in the gross profit for the three months ended March 31, 2015 was an OTP tax refund of $0.9 million related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of March 31, 2015 were $16.5 million compared to $14.4 million as of December 31, 2014. Our restricted cash was $11.0 million and $13.0 million as of March 31, 2015 and December 31, 2014, respectively. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2015, our cash flows from operating activities provided $82.1 million and at March 31, 2015, we had $170.0 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $4.5 million to $82.1 million for the three months ended March 31, 2015 compared to $77.6 million for the same period in 2014. This increase was due primarily to a $4.8 million increase in earnings adjusted for non-cash items. The slight decrease in cash provided from working capital was due primarily to an increase in prepayments of cigarette purchases as a result of timing and a reduction in cigarette and tobacco taxes payable, offset by a decrease in cigarette inventory during the first quarter of 2015 compared to 2014. Cigarette inventory in the first quarter of 2015 was significantly lower due to elevated year end inventories related to LIFO and holiday purchases.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $6.4 million to $10.3 million for the three months ended March 31, 2015 compared to $3.9 million for the same period in 2014. This increase was due primarily to $8.0 million used for the acquisition of Karrys Bros. Total capital expenditures for 2015 are expected to be approximately $35 million, which will be utilized for expansion projects and maintenance investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $2.7 million to $68.7 million for the three months ended March 31, 2015 compared to $66.0 million for the same period in 2014. This change was due primarily to an increase of $8.6 million in net repayments made under our Credit Facility, due to differing levels of inventory, accounts receivable and accounts payable at both year end and quarter end which influence period end borrowing levels. Additionally, an increase of $2.3 million in tax withholding payments related to share settlements was partially offset by an increase of $8.2 million in book overdrafts caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.

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
The following table provides the components of Adjusted EBITDA (in millions):

	Three Months Ended
	March 31,		%
	2015	2014	Change
Net income	$5.5	$2.4
Interest expense, net (1)	0.4	0.6
Provision for income taxes	3.6	1.6
Depreciation and amortization	8.7	7.2
LIFO expense	2.4	2.8
Stock-based compensation expense	1.9	1.3
Foreign currency transaction losses, net	0.4	—
Adjusted EBITDA	$22.9	$15.9	44.0%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA increased $7.0 million, or 44.0%, to $22.9 million for the first quarter of 2015 from $15.9 million for the same period last year. The increase in Adjusted EBITDA for the first quarter of 2015 was driven primarily by an increase in gross profit, which grew at a higher rate than operating expenses.
Our Credit Facility
We have a revolving credit facility (Credit Facility) with a capacity of $200 million, which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). The margin added to the LIBOR or CDOR rate is currently a range of 125 to 175 basis points. In addition, the Credit Facility provides for stock repurchases of up to an aggregate of $50 million, not to exceed $15 million in any year, a $75 million ceiling for dividends and up to $125 million for permitted acquisitions. As of March 31, 2015, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $35.7 million, $54.4 million, $116.9 million, respectively. The Credit Facility expires in May 2018.
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of March 31, 2015, we were in compliance with all of the covenants under the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2015	2014
Amounts borrowed	$1.0	$55.9
Outstanding letters of credit	18.5	17.4
Amounts available to borrow (1)	170.0	114.8
______________________________________________

(1)	Excluding $100 million expansion feature.

Average borrowings during the three months ended March 31, 2015 and 2014 were $30.4 million and $13.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $74.4 million and from zero to $46.3 million, respectively.
The weighted-average interest rate on the revolving credit facility for the three months ended March 31, 2015 was 1.7% compared to 1.6% for the same period in 2014. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. We paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million during the three months ended March 31, 2015 and 2014, respectively. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Unamortized debt issuance costs were $1.0 million as of March 31, 2015 and $1.1 million as of December 31, 2014.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015, regarding off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. These forward-looking statements are made only as of the date of this Form 10-Q and are based on the current intent, beliefs, plans and expectations. They involve risks and uncertainties that could cause actual future results, performance or developments to differ materially from those described in or implied by such forward-looking statements and historical results.
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; competition in our distribution markets; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; our dependence on qualified labor, our senior management and other key personnel; attempts by unions to organize our employees; increasing expenses related to employee health benefits; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; changes to accounting rules or regulations; and compliance with governmental regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014 filed with the SEC on March 2, 2015. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with SEC on March 2, 2015, did not change materially during the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company filed its opening brief in March 2015 and is in the briefing process with Sonitrol. The Company is unable to predict when this litigation will be resolved and its ultimate outcome. Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
On April 27, 2015, the Company received a letter from the Securities and Exchange Commission (“SEC”) requesting information relating primarily to its accounting policy for LIFO inventory costs, which we disclosed in our Form 10-K for fiscal year ended December 31, 2014.  The Company is in the process of responding to the comment from the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the repurchases of common stock shares during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total Number	of Shares that
			of Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs	(in millions) (3)

January 1, 2015 to January 31, 2015	16,214	$63.47	16,214	$19.6
February 1, 2015 to February 28, 2015	—	—	—	19.6
March 1, 2015 to March 31, 2015	32,678	60.31	32,678	17.7
Total repurchases for the three months ended March 31, 2015	48,892	$61.36	48,892	$17.7

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

Core-Mark Holding Company, Inc.

May 7, 2015	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

Core-Mark Holding Company, Inc.

May 7, 2015	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer