Form 10-Q
period 2015-06-30
Core-Mark Holding Company, Inc.
filed 2015-08-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
     Yes  ☐    No  ☒
As of July 31, 2015, 23,048,947 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$14.5	$14.4
Restricted cash	9.8	13.0
Accounts receivable, net of allowance for doubtful accounts of $10.7 and $10.8 as of June 30, 2015 and December 31, 2014, respectively	288.1	245.3
Other receivables, net	64.2	61.5
Inventories, net (Note 4)	420.5	417.8
Deposits and prepayments	50.8	43.7
Deferred income taxes	9.2	8.4
Total current assets	857.1	804.1
Property and equipment, net	156.3	148.9
Goodwill	22.9	22.9
Other intangible assets, net	26.0	22.6
Other non-current assets, net	30.6	31.1
Total assets	$1,092.9	$1,029.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150.6	$128.4
Book overdrafts	30.1	29.1
Cigarette and tobacco taxes payable	169.6	187.3
Accrued liabilities	93.4	93.4
Deferred income taxes	0.3	0.3
Total current liabilities	444.0	438.5
Long-term debt (Note 5)	118.7	68.2
Deferred income taxes	16.4	16.2
Other long-term liabilities	11.6	11.9
Claims liabilities	27.5	27.5
Pension liabilities	5.8	6.0
Total liabilities	624.0	568.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 25,963,037 and 25,847,269 shares issued; 23,096,970 and 23,080,110 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	0.3	0.3
Additional paid-in capital	266.8	263.8
Treasury stock at cost (2,866,067 and 2,767,159 shares of common stock at June 30, 2015 and December 31, 2014, respectively)	(58.6)	(52.6)
Retained earnings	274.1	261.4
Accumulated other comprehensive loss	(13.7)	(11.6)
Total stockholders’ equity	468.9	461.3
Total liabilities and stockholders’ equity	$1,092.9	$1,029.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,810.4	$2,623.2	$5,262.7	$4,924.1
Cost of goods sold	2,651.5	2,479.9	4,966.5	4,656.4
Gross profit	158.9	143.3	296.2	267.7
Warehousing and distribution expenses	88.6	78.1	168.1	153.4
Selling, general and administrative expenses	47.5	44.0	94.8	87.9
Amortization of intangible assets	0.6	0.7	1.2	1.3
Total operating expenses	136.7	122.8	264.1	242.6
Income from operations	22.2	20.5	32.1	25.1
Interest expense	(0.7)	(0.6)	(1.3)	(1.3)
Interest income	0.1	0.2	0.3	0.3
Foreign currency transaction losses, net	(0.2)	(0.2)	(0.6)	(0.2)
Income before income taxes	21.4	19.9	30.5	23.9
Provision for income taxes (Note 7)	(8.2)	(7.9)	(11.8)	(9.5)
Net income	$13.2	$12.0	$18.7	$14.4

Basic net income per common share (Note 9)	$0.57	$0.52	$0.81	$0.63
Diluted net income per common share (Note 9)	$0.57	$0.52	$0.81	$0.62

Basic weighted-average shares (Note 9)	23.1	23.1	23.1	23.1
Diluted weighted-average shares (Note 9)	23.3	23.2	23.3	23.2

Dividends declared and paid per common share (Note 11)	$0.13	$0.11	$0.26	$0.22
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$13.2	$12.0	$18.7	$14.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	—	0.1	0.1	0.1
Foreign currency translation gain (loss)	0.5	1.2	(2.2)	(0.1)
Other comprehensive income (loss), net of tax	0.5	1.3	(2.1)	—
Comprehensive income	$13.7	$13.3	$16.6	$14.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18.7	$14.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	6.0	6.9
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	4.0	2.8
Bad debt expense, net	0.8	0.7
Depreciation and amortization	18.4	15.1
Foreign currency transaction losses, net	0.6	0.2
Deferred income taxes	(0.6)	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(41.0)	(34.2)
Other receivables, net	(3.2)	3.7
Inventories, net	(9.5)	75.8
Deposits, prepayments and other non-current assets	(9.4)	(22.0)
Excess tax deductions associated with stock-based compensation	(1.9)	(1.2)
Accounts payable	24.1	25.3
Cigarette and tobacco taxes payable	(14.2)	(21.4)
Pension, claims, accrued and other long-term liabilities	(3.9)	0.6
Net cash provided by (used in) operating activities	(10.9)	67.0
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(8.0)	—
Change in restricted cash	3.2	0.8
Additions to property and equipment, net	(14.4)	(14.8)
Capitalization of software and related development costs	(3.9)	(1.1)
Proceeds from sale of fixed assets	0.3	—
Net cash used in investing activities	(22.8)	(15.1)
Cash flows from financing activities:
Borrowing (repayments) under revolving credit facility, net	48.1	(41.3)
Dividends paid	(6.1)	(5.1)
Payments on capital leases	(1.1)	(0.8)
Repurchases of common stock	(6.0)	(3.0)
Proceeds from exercise of common stock options	0.2	1.0
Tax withholdings related to net share settlements of restricted stock units	(3.1)	(0.9)
Excess tax deductions associated with stock-based compensation	1.9	1.2
Decrease in book overdrafts	0.9	1.8
Net cash provided by (used in) financing activities	34.8	(47.1)
Effects of changes in foreign exchange rates	(1.0)	0.1
Change in cash and cash equivalents	0.1	4.9
Cash and cash equivalents, beginning of period	14.4	11.0
Cash and cash equivalents, end of period	$14.5	$15.9
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$12.8	$12.8
Interest	$0.6	$0.5
Non-cash capital lease obligations incurred	$5.2	$3.5
Unpaid property and equipment purchases included in accrued liabilities	$3.4	$1.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 36,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider). Twenty-five of the Company’s distribution centers are located in the U.S. and four are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2015, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows. Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements, which are included in its 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
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
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for approximately 14.6% of the Company’s total net sales for each of three and six months ended June 30, 2015 and 2014, respectively. No single customer accounted for 10% or more of the Company’s accounts receivables as of June 30, 2015 or December 31, 2014.

Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. On July 9, 2015, the FASB reaffirmed a previously proposed one year deferral for the effective date of the new revenue recognition standard for both public and nonpublic entities and allows early adoption as of the original effective date of the standard, which is for annual reports beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements.
On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Topic 718 (“ASU 2014-12”). The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in 2016 and early adoption is permitted. The Company has determined the adoption of ASU 2014-12 will not have a material impact on its financial statements.
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
On May 7, 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent): Topic 820 (“ASU 2015-07”). The standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The Company does not hold any such investments on its condensed consolidated balance sheet, however, the assets held in a group trust for the Company’s defined benefit pension plan include such investments.  ASU 2015-07 requires retrospective adoption and is effective for the Company beginning in 2016; early adoption is permitted. The Company is currently evaluating the impact ASU 2015-07 will have on its financial statements.

3.    Acquisition
Asset Acquisition of Karrys Bros., Limited.

On February 23, 2015, the Company acquired substantially all of the assets of Karrys Bros., Limited (“Karrys Bros.”), a regional convenience wholesaler servicing customers in Ontario, Canada, and the surrounding provinces, for cash consideration of approximately $8.0 million, or $10.0 million Canadian. The Karrys Bros. operations have been substantially integrated into the Company’s existing distribution center in Toronto and has provided the Company the opportunity to increase its market share in eastern Canada. The purchase price allocation of the acquired assets and liabilities assumed, based on a preliminary estimate of their fair values at the acquisition date, was as follows (in millions):

February 23, 2015
Accounts receivable	$3.9
Inventory	3.9
Property and equipment	2.3
Liabilities	(2.1)
Total consideration	$8.0

Transaction and integration costs in connection with the acquisition of Karrys Bros. were approximately $0.8 million and $1.1 million for the three and six months ended June 30, 2015, respectively. The results of operations of Karrys Bros. have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date. The Company does not consider the Karrys Bros. acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.

4.	Inventories
Inventories consist of the following (in millions):

	June 30, 2015	December 31, 2014
Inventories at FIFO, net of reserves	$541.7	$533.1
Less: LIFO reserve	(121.2)	(115.3)
Total inventories at LIFO, net of reserves	$420.5	$417.8
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. The Company recorded LIFO expense of $3.5 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	June 30, 2015	December 31, 2014
Amounts borrowed (Credit Facility)	$104.3	$55.9
Obligations under capital leases	14.4	12.3
Total long-term debt	$118.7	$68.2
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
On May 21, 2015, the Company entered into a sixth amendment to the Credit Facility (the "Sixth Amendment"), which extended the term of the Credit Facility from May 2018 to May 2020. The Sixth Amendment fixed the unused facility fee at 25 basis points and provided for quarterly borrowing base reporting. The margin added to the LIBOR or CDOR rate remains at a range of 125 to 175 basis points. In addition, the Sixth Amendment raised and reset the baskets for stock repurchases in aggregate of $75.0 million, not to exceed $20.0 million in any year, an aggregate of $100.0 million for dividends and up to $150.0 million for permitted acquisitions. As of June 30, 2015, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $75.0 million, $97.0 million, and $150.0 million, respectively. The Company incurred fees of approximately $0.3 million in connection with the Sixth Amendment, which are being amortized over the remaining term of the amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30, 2015	December 31, 2014
Amounts borrowed	$104.3	$55.9
Outstanding letters of credit	$18.5	$17.4
Amounts available to borrow (1)	$66.5	$114.8
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2015 were $37.0 million and $33.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million. For the three and six months ended

June 30, 2014, average borrowings were $6.9 million and $10.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million.
The weighted-average interest rate on the revolving credit facility for the three and six months ended June 30, 2015 was 1.8% and 1.7%, respectively, compared to 1.7% and 1.6% for the same periods in 2014. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.2 million for both the three and six months ended June 30, 2015 and 2014. Unamortized debt issuance costs were $1.2 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively.

6.	Contingencies
Litigation

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company and Sonitrol have filed their briefs and replies in the appeal. The Company is unable to predict when this litigation will be resolved and its ultimate outcome.  Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
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
The Company’s effective tax rate was 38.3% and 38.7% for the three and six months ended June 30, 2015, respectively, compared to 39.5% and 39.6% for the same periods in 2014.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at both June 30, 2015 and December 31, 2014, all of which would impact the Company’s effective tax rate, if recognized. The Company does not expect any significant change in the total gross amount of unrecognized tax benefits through June 30, 2016.
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
The following table provides the components of the net periodic benefit cost (income) of the qualified defined-benefit pension plan (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
PENSION BENEFITS
Interest cost	$0.4	$0.4	$0.8	$0.8
Expected return on plan assets	(0.5)	(0.6)	(1.0)	(1.2)
Amortization of net actuarial loss	0.2	0.1	0.3	0.2
Net periodic benefit cost (income)	$0.1	$(0.1)	$0.1	$(0.2)
The Company incurred $0.1 million in net periodic benefit cost related to the post-retirement benefit plan for the three and six months ended June 30, 2015 and 2014.
The Company made no contributions to the Pension Plans during the three and six months ended June 30, 2015, compared to contributions of $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively. No minimum contribution to the defined-benefit pension plan is required in 2015 and the Company does not expect to make discretionary contributions given the plan’s funded status. During the remainder of 2015, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan.
Core-Mark offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. As a result, the Company expects that it will remeasure its plan obligation and record a settlement charge once the lump sum payments exceed thresholds calculated under GAAP. The Company expects to recognize settlement charges between $2.2 million and $2.5 million in 2015 related to the lump sum payments and other activities, assuming a 75% acceptance rate and discount rates as of June 30, 2015.

9.	Earnings Per Share
The following tables set forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2015			2014
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$13.2	23.1	$0.57	$12.0	23.1	$0.52
Effect of dilutive common share equivalents:
Restricted stock units		0.1	—		—	—
Stock options		—	—		0.1	—
Performance shares		0.1	—		—	—
Diluted EPS	$13.2	23.3	$0.57	$12.0	23.2	$0.52
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

	Six Months Ended June 30,
	2015			2014
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$18.7	23.1	$0.81	$14.4	23.1	$0.63
Effect of dilutive common share equivalents:
Restricted stock units		0.1	—		0.1	(0.01)
Performance shares		0.1	—		—	—
Diluted EPS	$18.7	23.3	$0.81	$14.4	23.2	$0.62
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 2,920 and 129,145 for the three and six months ended June 30, 2015, respectively. For the same periods in 2014, there were no anti-dilutive unvested common shares outstanding.

10.	Stock-based Compensation Plans
Grant Activities
During the six months ended June 30, 2015 and 2014, the Company granted 62,085 and 96,572 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $65.01 and $37.16, respectively.
For the six months ended June 30, 2015, the Company granted 91,010 performance-based shares to certain of its employees at a weighted-average grant date fair value of $65.14. The 91,010 performance shares represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2015. In 2014, the Company granted 138,800 performance-based shares to employees at a weighted-average grant date fair value of $36.79, of which 116,800 shares were ultimately earned.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the condensed consolidated statements of operations as a component of selling, general and administrative expenses was $2.1 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation costs of $4.0 million and $2.8 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $9.5 million at June 30, 2015, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Amendment to the Certificate of Incorporation
On May 19, 2015, the Company’s stockholders approved an amendment to the Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 to 100,000,000.
Dividends
The Board of Directors approved the following cash dividends in 2015 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 27, 2015	$0.13	March 12, 2015	$3.0	March 26, 2015
May 7, 2015	$0.13	May 22, 2015	$3.0	June 15, 2015
August 6, 2015	$0.13	August 21, 2015	N/A (1)	September 14, 2015
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board withdraws its authorization. As of June 30, 2015, the Company had $14.7 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of shares repurchased	50,016	600	98,908	83,200
Average price per share	$59.94	$36.28	$60.64	$36.18
Total repurchase costs	$3.0	$—	$6.0	$3.0

12.	Segment and Geographic Information

The Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments - U.S. and Canada - that aggregate to one reportable segment. The Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
United States	$2,479.2	$2,294.3	$4,655.3	$4,333.4
Canada	324.1	319.9	591.9	575.9
Corporate (1)	7.1	9.0	15.5	14.8
Total	$2,810.4	$2,623.2	$5,262.7	$4,924.1

Income (loss) before income taxes:
United States	$22.2	$19.8	$28.7	$23.0
Canada	(0.4)	0.7	(0.6)	0.4
Corporate (2)	(0.4)	(0.6)	2.4	0.5
Total	$21.4	$19.9	$30.5	$23.9

Interest expense:
United States	$8.6	$7.8	$16.8	$15.3
Canada	0.2	0.1	0.4	0.4
Corporate (3)	(8.1)	(7.3)	(15.9)	(14.4)
Total	$0.7	$0.6	$1.3	$1.3

Depreciation and amortization:
United States	$7.5	$6.2	$14.2	$11.7
Canada	0.7	0.7	1.3	1.4
Corporate (4)	1.5	1.0	2.9	2.0
Total	$9.7	$7.9	$18.4	$15.1

Capital expenditures:
United States	$11.3	$9.5	$13.9	$14.4
Canada	0.4	0.3	0.5	0.4
Total	$11.7	$9.8	$14.4	$14.8
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2015	December 31, 2014
Identifiable assets:
United States	$984.0	$913.8
Canada	108.9	115.8
Total	$1,092.9	$1,029.6

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$1,899.1	$1,770.8	$3,544.4	$3,319.1
Food	408.9	373.0	762.6	696.3
Candy	145.6	137.2	277.4	265.3
Other tobacco products	221.5	211.0	421.1	398.9
Health, beauty & general	90.6	88.2	180.1	171.2
Beverages	44.2	42.6	76.3	72.9
Equipment/other	0.5	0.4	0.8	0.4
Total food/non-food products	911.3	852.4	1,718.3	1,605.0
Total net sales	$2,810.4	$2,623.2	$5,262.7	$4,924.1

13.	Subsequent Event

Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes.  Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. Several states increased their cigarette- related excise tax rates effective July 1, 2015, which will be reflected in customer pricing from July 1 forward. Two of the states did not require remittance of the incremental excise tax for inventories held at the time of the increase.  As the Company had tax stamps on hand for these two states at the time of the increase, the Company's gross margin will be approximately $9.0 million higher, which will be recognized as the associated inventory is sold, offset partially by incremental operating expenses related to executing on this opportunity.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 36,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 29 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Second Quarter Overview
In the second quarter of 2015, we continued to grow market share and increase our food/non-food sales and gross profit by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the second quarter of 2015 increased 7.1%, or $187.2 million, to $2,810.4 million compared to $2,623.2 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 8.7% driven primarily by net sales growth from our existing customers. We believe lower fuel prices and improvements in consumer confidence contributed to higher sales in the convenience industry during the second quarter of 2015 and year to date.
In addition to the stronger macroeconomic factors, cigarette sales, which increased 7.2%, also benefitted from net market share gains and normal levels of cigarette price inflation. The success of our core strategies continued to drive the increase in our food/non-food sales, which increased 6.9% in the second quarter of 2015.
Gross profit in the second quarter of 2015 increased 10.9%, or $15.6 million, to $158.9 million from $143.3 million for the same period in 2014, driven primarily by the increase in food/non-food sales, which have higher margins than cigarette products. Gross profit for the second quarter of 2015 also benefitted from $0.9 million in refunds related to the overpayment of excise taxes on OTP from prior years.
Operating expenses as a percentage of net sales were 4.9% for the second quarter of 2015 compared to 4.7% for the same period in 2014. Increases in the amount of cubic feet of product handled and the number of deliveries contributed to higher operating costs. In addition, operating expenses in the second quarter of 2015 include incremental expenses of approximately $6.0 million for our Ohio division and the addition of the Karrys Bros. operations, and a $2.2 million increase in workers' compensation and healthcare costs, offset partially by a $1.4 million decrease in fuel costs.
Net income was $13.2 million for the second quarter of 2015 compared to $12.0 million for the same period in 2014. The increase in gross profit of 10.9%, driven primarily by higher food/non-food sales and margins, was offset by increases in operating expenses. Adjusted EBITDA(1) increased $3.3 million, or 9.6%, to $37.5 million for the second quarter of 2015 from $34.2 million for the same period in 2014.
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
Some of our more recent expansion activities include:

•
In July 2015, we amended our contract with Rite Aid to expand our service to include other product categories in addition to the frozen, refrigerated, bakery and fresh food categories, which we began delivering in June 2014. We are committed to our long-term partnership with Rite Aid to help them maximize supply chain efficiencies and optimize product sales to meet the needs of their customers.

•
In February 2015, we acquired substantially all the assets of Karrys Bros., Limited (Karrys Bros.), a regional distributor servicing customers in Ontario, Canada, and the surrounding provinces. Annual sales for the acquired business are expected to be approximately $100 million Canadian. The acquisition of Karrys Bros. has provided the opportunity to expand our market share in eastern Canada and is expected to contribute to the leverage of fixed costs and improved profitability in our Toronto division over time.

•
In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. This new facility currently services approximately 800 Rite Aid stores and 600 stores transferred from other Core-Mark distribution centers in 2014. The addition of this distribution center is expected to allow us to serve our customers in this region more efficiently and is expected to result in transportation cost savings as we reduce mileage to service our existing customers.

During the second quarter of 2015, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our fresh categories grew approximately 22% in the second quarter of 2015 compared to the same period in 2014. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2015			June 30, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$187.2	$2,810.4	100.0%	—%	$2,623.2	100.0%	—%
Net sales — Cigarettes	128.3	1,899.1	67.6	62.3	1,770.8	67.5	61.9
Net sales — Food/non-food	58.9	911.3	32.4	37.7	852.4	32.5	38.1
Net sales, less excise taxes (2)	172.8	2,256.1	80.3	100.0	2,083.3	79.4	100.0
Gross profit (3)	15.6	158.9	5.7	7.0	143.3	5.5	6.9
Warehousing and
distribution expenses	10.5	88.6	3.2	3.9	78.1	3.0	3.7
Selling, general and
administrative expenses	3.5	47.5	1.7	2.1	44.0	1.7	2.1
Amortization of
intangible assets	(0.1)	0.6	—	—	0.7	—	—
Income from operations	1.7	22.2	0.8	1.0	20.5	0.8	1.0
Interest expense	0.1	(0.7)	—	—	(0.6)	—	—
Interest income	(0.1)	0.1	—	—	0.2	—	—
Foreign currency transaction
losses, net	—	(0.2)	—	—	(0.2)	—	—
Income before taxes	1.5	21.4	0.8	0.9	19.9	0.8	1.0
Net income	1.2	13.2	0.5	0.6	12.0	0.5	0.6
Adjusted EBITDA (4)	3.3	37.5	1.3	1.7	34.2	1.3	1.6
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales increased by $187.2 million, or 7.1%, to $2,810.4 million in the second quarter of 2015, from $2,623.2 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 8.7%. This increase was driven primarily by a 6.1% increase in cigarette carton sales including the addition of Karrys Bros., an increase in the average sales price per carton and incremental food/non-food sales primarily to our existing customers. The incremental food/non-food sales to existing customers was driven primarily by the continued success of our core strategies. The second quarter of 2015 continued to benefit from lower fuel prices, which we believe contributed to higher sales in the convenience industry.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2015 increased by $128.3 million, or 7.2%, to $1,899.1 million from $1,770.8 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, cigarette sales increased by approximately 8.9% driven primarily by a 6.1% increase in carton sales and a 2.8% increase in the average sales price per carton. Cigarette carton sales increased by 5.4% in the U.S. and by 13.3% in Canada. The increase in cigarette carton sales was due primarily to market share gains, including the acquisition of Karrys Bros. in Canada, and an increase in cartons sold to existing customers. We believe the increase in carton sales to existing customers during the second quarter this year was driven primarily by stronger macroeconomic factors compared with the second quarter of 2014. The aforementioned increase in the average sales price per carton was related mainly to increases in manufacturers’ prices.

Total net cigarette sales as a percentage of total net sales were 67.6% in the second quarter of 2015 compared to 67.5% for the same period last year.
Despite recent increases in our cigarette sales, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2015 increased $58.9 million, or 6.9%, to $911.3 million from $852.4 million for the same quarter in 2014. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	June 30,
	2015	2014	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$408.9	$373.0	$35.9	9.6%
Candy	145.6	137.2	8.4	6.1%
OTP	221.5	211.0	10.5	5.0%
Health, beauty & general	90.6	88.2	2.4	2.7%
Beverages	44.2	42.6	1.6	3.8%
Equipment/other	0.5	0.4	0.1	25.0%
Total Food/Non-food Products	$911.3	$852.4	$58.9	6.9%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations, food/non-food sales for the second quarter increased by approximately 8.5%, driven primarily by incremental sales to existing customers, market share gains and the addition of Karrys Bros. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) were the primary drivers of this increase in net sales to existing customers. Net sales in our Food category, which increased 9.6% in the second quarter of 2015, contributed over half of the 6.9% increase in food/non-food sales. In addition, sales of smokeless tobacco products continue to be the primary driver of the increase in sales in our OTP category.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued declines over the long term in cigarette consumption.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette sales.
Total net sales of food/non-food products as a percentage of total net sales were 32.4% for the second quarter of 2015 compared to 32.5% for the same period in 2014.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the second quarter of 2015 increased $15.6 million, or 10.9%, to $158.9 million from $143.3 million for the same period in 2014 due primarily to increases in sales and gross margins in our food/non-food categories. Gross profit margin was 5.64% of total net sales in the second quarter of 2015 compared to 5.46% for the same period in 2014.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. Our cigarette inventory holding gains were $3.8 million, or 2.4%, of our gross profit for the second quarter of 2015 compared to $3.3 million, or 2.3%, of our gross profit for the same period in 2014. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

Additionally, since we value our inventory on a LIFO basis, inflation in manufacturer prices may also result in an increase in LIFO expense, adversely impacting our gross profit percentage.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2015			June 30, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$187.2	$2,810.4	100.0%	—%	$2,623.2	100.0%	—%
Net sales, less excise taxes (2)	172.9	2,256.2	80.3	100.0	2,083.3	79.4	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$0.5	$3.8	0.14%	0.17%	$3.3	0.12%	0.16%
OTP tax refunds (4)	0.9	0.9	0.03	0.04	—	—	—
LIFO expense	(0.8)	(3.5)	(0.13)	(0.16)	(4.3)	(0.16)	(0.21)
Remaining gross profit (5)	13.4	157.7	5.61	6.99	144.3	5.50	6.93
Gross profit	$15.6	$158.9	5.64%	7.04%	$143.3	5.46%	6.88%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The cigarette inventory holding gains of $3.8 million for the second quarter of 2015 were attributable to the U.S. For the same period in 2014, the cigarette inventory holding gains were $3.1 million and $0.2 million for the U.S. and Canada, respectively, totaling $3.3 million.

(4)	During the second quarter of 2015, we received OTP tax refunds in the U.S. totaling $0.9 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $13.4 million, or 9.3%, to $157.7 million for the second quarter of 2015, from $144.3 million for the same period in 2014. Remaining gross profit margin was 5.61% in the second quarter of 2015 compared to 5.50% for the same period in 2014. The increase in remaining gross profit margins was driven primarily by an increase in food sales and margins offset by six basis points related to increases in cigarette manufacturers’ prices.
Cigarette remaining gross profit per carton increased by approximately 0.8% in the second quarter of 2015 compared to the same period in 2014 due primarily to higher manufacturers’ discounts earned as a result of price increases, offset partially by the unfavorable impact of foreign currency fluctuations.
Food/non-food remaining gross profit increased $10.6 million, or 10.2%, for the second quarter of 2015 compared to the same period in 2014. Food/non-food remaining gross profit margin increased 37 basis points to 12.56% for the second quarter of 2015 compared with 12.19% for the same period in 2014 driven primarily by sales growth in our Food category and a sales shift towards higher margin items.
For the second quarter of 2015, our remaining gross profit for food/non-food products was approximately 72.6% of our total remaining gross profit compared to 72.0% for the same period in 2014.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the second quarter of 2015, operating expenses increased by $13.9 million, or 11.3%, to $136.7 million from $122.8 million for the same period in 2014. As a percentage of net sales, total operating expenses were 4.9% for the second quarter of 2015 compared to 4.7% for the second quarter of 2014. Increases in the amount of cubic feet of product handled and incremental customer deliveries contributed to higher operating costs. In addition, operating expenses in the second quarter of 2015 include incremental expenses of approximately $6.0 million for our Ohio division and the acquisition of Karrys Bros., and a $2.2 million increase in workers' compensation and healthcare costs, offset partially by a $1.4 million decrease in fuel costs. The increase in workers’ compensation and healthcare costs were driven by increases in headcount and the adverse development of certain claims.

Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $10.5 million, or 13.4%, to $88.6 million in the second quarter of 2015 from $78.1 million for the same period in 2014. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the second quarter of 2015 compared with 3.0% for the same period in 2014. The increase in warehouse and distribution expenses was driven primarily by a 6.1% increase in comparable cubic feet of product sold driven largely by our food/non-food category, a 10.1% increase in customer deliveries and approximately $3.8 million for our new Ohio division and the acquisition of Karrys Bros. In addition, incremental expenses include a $1.9 million increase in workers’ compensation and healthcare costs, offset partially by a $1.4 million decrease in fuel costs.
The decrease in our fuel costs was driven by lower diesel fuel prices and in part by our conversion to vehicles that use compressed natural gas (CNG), offset by an increase in miles driven. As of June 30, 2015, we had converted approximately 25% of our fleet to CNG vehicles and we plan to continue to convert a portion of our diesel tractors in 2015. Future increases or decreases in fuel costs and fuel surcharges we collect from our customers may materially impact our financial results depending on the extent and timing of these changes.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $3.5 million, or 8.0%, in the second quarter of 2015, to $47.5 million from $44.0 million for the same period in 2014. SG&A expenses for 2015 include incremental expenses of approximately $2.2 million for our Ohio division and the acquisition of Karrys Bros. As a percentage of net sales, SG&A expenses were 1.7% for the second quarter of both 2015 and 2014. The expenses related to our business expansion activities increased SG&A expenses as a percent of sales by 6 basis points.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.7 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Average borrowings in the second quarter of 2015 were $37.0 million, with a weighted average interest rate of 1.8%, compared to average borrowings of $6.9 million and an average interest rate of 1.7% for the same period in 2014.
Foreign Currency Transaction Losses, Net.  We recognized foreign currency losses of $0.2 million in the second quarter of both 2015 and 2014.
Income Taxes. Our effective tax rate was 38.3% for the three months ended June 30, 2015 compared to 39.5% for the same period in 2014. We currently expect our effective tax rate to be approximately 38.0% for 2015.

Comparison of the Six Months Ended June 30, 2015 and 2014 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2015			June 30, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$338.6	$5,262.7	100.0%	—%	$4,924.1	100.0%	—%
Net sales — Cigarettes	225.3	3,544.4	67.3	62.0	3,319.1	67.4	61.8
Net sales — Food/Non-food	113.3	1,718.3	32.7	38.0	1,605.0	32.6	38.2
Net sales, less excise taxes (2)	313.0	4,224.7	80.3	100.0	3,911.7	79.4	100.0
Gross profit (3)	28.5	296.2	5.6	7.0	267.7	5.4	6.8
Warehousing and
distribution expenses	14.7	168.1	3.2	4.0	153.4	3.1	3.9
Selling, general and
administrative expenses	6.9	94.8	1.8	2.2	87.9	1.8	2.2
Amortization of
intangible assets	(0.1)	1.2	—	—	1.3	—	—
Income from operations	7.0	32.1	0.6	0.8	25.1	0.5	0.6
Interest expense	—	(1.3)	—	—	(1.3)	—	—
Interest income	—	0.3	—	—	0.3	—	—
Foreign currency transaction
losses, net	0.4	(0.6)	—	—	(0.2)	—	—
Income before taxes	6.6	30.5	0.6	0.7	23.9	0.5	0.6
Net income	4.3	18.7	0.4	0.4	14.4	0.3	0.4
Adjusted EBITDA (4)	10.3	60.4	1.1	1.4	50.1	1.0	1.3
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales increased by $338.6 million, or 6.9%, to $5,262.7 million for the six months ended June 30, 2015, from $4,924.1 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, net sales increased approximately 8.4%, due primarily to a 5.3% increase in cigarette carton sales, an increase in the average sales price per carton and incremental food/non-food sales to existing customers. The incremental food/non-food sales to existing customers was driven primarily by the continued success of our core strategies. In addition, net sales in 2015 benefitted from lower fuel prices, which we believe contributed to higher sales in the convenience industry.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2015 increased by $225.3 million, or 6.8%, to $3,544.4 million from $3,319.1 million for the same period in 2014. Excluding the effects of foreign currency fluctuations, cigarette sales increased by approximately 8.3% driven primarily by a 5.3% increase in carton sales and a 3.0% increase in the average sales price per carton due to increases in manufacturers' prices. Cigarette carton sales increased by 4.5% in the U.S. and by 13.3% in Canada. The increase in cigarette carton sales was due primarily to market share gains, an increase in cartons sold to existing customers and the Karrys Bros. acquisition in Canada. We believe the increase in carton sales to existing customers for the six months ended June 30, 2015 was driven primarily by stronger macroeconomic factors compared with the same period in 2014.
Total net cigarette sales as a percentage of total net sales were 67.3% for the six months ended June 30, 2015 compared to 67.4% for the same period last year.

Despite recent increases in our cigarette sales, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the decline to the distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2015 increased $113.3 million, or 7.1%, to $1,718.3 million from $1,605.0 million for the same period in 2014. The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Six Months Ended
	June 30,
	2015	2014	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$762.6	$696.3	$66.3	9.5%
Candy	277.4	265.3	12.1	4.6%
OTP	421.1	398.9	22.2	5.6%
Health, beauty & general	180.1	171.2	8.9	5.2%
Beverages	76.3	72.9	3.4	4.7%
Equipment/other	0.8	0.4	0.4	100.0%
Total Food/Non-food Products	$1,718.3	$1,605.0	$113.3	7.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations, food/non-food sales for the second quarter increased by approximately 8.6%, driven primarily by incremental sales to existing customers. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) were the primary drivers of this increase in net sales to existing customers. Net sales in our Food category, which increased 9.5% in the six months ended June 30, 2015, contributed over half of the 7.1% increase in food/non-food sales. In addition, sales of smokeless tobacco products continue to be the primary driver of the increase in sales in our OTP category.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued declines over the long term in cigarette consumption.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette sales. Total net sales of food/non-food products as a percentage of total net sales increased to 32.7% for the six months ended June 30, 2015 compared to 32.6% for the same period in 2014.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Vendor incentives, inventory holding gains, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2015 increased by $28.5 million, or 10.6%, to $296.2 million from $267.7 million for the same period in 2014 due primarily to increases in sales and profit margins in our food/non-food category. Gross profit margin was 5.64% and 5.44% of total net sales for the six months ended June 30, 2015 and 2014, respectively.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. Our cigarette inventory holding gains were $4.8 million, or 1.6%, of our gross profit for the six months ended June 30, 2015 compared to $3.8 million, or 1.4%, of our gross profit for the same period in 2014. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
Additionally, since we value our inventory on a LIFO basis, inflation in manufacturer prices may also result in an increase in LIFO expense, adversely impacting our gross profit percentage.

The following table provides the components comprising the change in gross profit as a percentage of net sales for the six months ended June 30, 2015 and 2014 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2015			June 30, 2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$338.6	$5,262.7	100.0%	—%	$4,924.1	100.0%	—%
Net sales, less excise taxes (2)	313.0	4,224.7	80.3	100.0	3,911.7	79.4	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$1.0	$4.8	0.09%	0.11%	$3.8	0.08%	0.10%
OTP tax refunds (4)	1.8	1.8	0.04	0.05	—	—	—
LIFO expense	(1.2)	(5.9)	(0.11)	(0.14)	(7.1)	(0.14)	(0.19)
Remaining gross profit (5)	24.5	295.5	5.61	6.99	271.0	5.50	6.93
Gross profit	$28.5	$296.2	5.64%	7.01%	$267.7	5.44%	6.84%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
For the six months ended June 30, 2015, the cigarette inventory holding gains were $4.0 million and $0.8 million for the U.S. and Canada, respectively, totaling $4.8 million. For the same period in 2014, the cigarette inventory holding gains were, $3.0 million and $0.8 million for the U.S. and Canada, respectively, totaling $3.8 million.

(4)	For the six months ended June 30, 2015, we received OTP tax refunds in the U.S. totaling $1.8 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $24.5 million, or 9.0%, to $295.5 million for the six months ended June 30, 2015, from $271.0 million for the same period in 2014. Remaining gross profit margin was 5.61% for the six months ended June 30, 2015 compared to 5.50% for the same period in 2014. The increase in remaining gross profit margins was driven primarily by an increase in food sales and margins offset by six basis points related to increases in cigarette manufacturers’ prices.
Cigarette remaining gross profit on a per carton basis was essentially flat for both the six months ended June 30, 2015 and 2014.
Food/non-food remaining gross profit increased $20.2 million, or 10.3%, for the six months ended June 30, 2015 compared to the same period in 2014. Food/non-food remaining gross profit margin increased 37 basis points to 12.56% in 2015 compared with 12.19% for the same period in 2014 driven primarily by sales growth in our Food category and a sales shift towards higher margin items.
For the six months ended June 30, 2015, our remaining gross profit for food/non-food products was approximately 73.1% of our total remaining gross profit compared to 72.2% for the same period in 2014.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. For the six months ended June 30, 2015, operating expenses increased by $21.5 million, or 8.9%, to $264.1 million from $242.6 million for the same period in 2014. As a percentage of net sales, total operating expenses were 5.0% for the six months ended June 30, 2015 compared to 4.9% for the same period in 2014. Increases in the amount of cubic feet of product handled and incremental customer deliveries contributed to higher operating costs. In addition, operating expenses for the six months ended June 30, 2015 include incremental expenses of approximately $9.1 million for our Ohio division, offset partially by a $4.1 million decrease in fuel costs.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $14.7 million, or 9.6%, to $168.1 million for six months ended June 30, 2015 from $153.4 million for the same period in 2014. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the six months ended June 30, 2015 compared with 3.1% for the same period in 2014. The increase in warehouse and distribution expenses was driven primarily by a 5.6% increase in comparable cubic feet of product sold driven largely by our food/non-food category and a 9.9% increase in deliveries to customers. In addition, warehousing and distribution expenses for 2015 include incremental expenses of approximately $5.8 million for our Ohio division and the acquisition of Karrys Bros. and a $1.6 million increase in workers' compensation and healthcare costs, offset partially by a $4.1 million decrease in fuel costs.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $6.9 million, or 7.8%, for the six months ended June 30, 2015, to $94.8 million from $87.9 million for the same period in 2014. SG&A expenses for 2015 include incremental expenses of approximately $3.3 million for our Ohio division and the acquisition of Karrys Bros. As a percentage of net sales, SG&A expenses were 1.8% for both the six months ended June 30, 2015 and 2014.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $1.3 million for both the six months ended June 30, 2015 and 2014. Average borrowings for the six months ended June 30, 2015 were $33.7 million, with a weighted average interest rate of 1.7%, compared to average borrowings of $10.2 million and an average interest rate of 1.6% for the same period in 2014. Higher average borrowings and interest rates for 2015 were offset by a decrease in interest expense related to capital lease arrangements.
Foreign Currency Transaction Losses, Net.  We recognized foreign currency losses of $0.6 million for the six months ended June 30, 2015 compared to $0.2 million for the same period in 2014. The change was due to the fluctuation in the Canadian/U.S. exchange rate.
Income Taxes. Our effective tax rate was 38.7% for the six months ended June 30, 2015 compared to 39.6% for the same period in 2014. We currently expect our effective tax rate to be approximately 38.0% for 2015.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cigarettes
Net sales	$1,899.1	$1,770.8	$3,544.4	$3,319.1
Excise taxes in sales (2)	494.5	481.3	924.4	902.4
Net sales, less excise taxes (3)	1,404.6	1,289.5	2,620.0	2,416.7
LIFO expense	3.2	1.8	5.4	3.2
Gross profit (4)	43.8	42.0	79.0	75.9
Gross profit %	2.31%	2.37%	2.23%	2.29%
Gross profit % less excise taxes	3.12%	3.26%	3.02%	3.14%
Remaining gross profit (6)	$43.2	$40.5	$79.6	$75.3
Remaining gross profit %	2.27%	2.29%	2.25%	2.27%
Remaining gross profit % less excise taxes	3.08%	3.14%	3.04%	3.12%

Food/Non-food Products
Net sales	$911.3	$852.4	$1,718.3	$1,605.0
Excise taxes in sales (2)	59.8	58.6	113.6	110.0
Net sales, less excise taxes (3)	851.5	793.8	1,604.7	1,495.0
LIFO expense	0.3	2.5	0.5	3.9
Gross profit (5)	115.1	101.4	217.2	191.8
Gross profit %	12.63%	11.90%	12.64%	11.95%
Gross profit % less excise taxes	13.52%	12.77%	13.54%	12.83%
Remaining gross profit (6)	$114.5	$103.9	$215.9	$195.7
Remaining gross profit %	12.56%	12.19%	12.56%	12.19%
Remaining gross profit % less excise taxes	13.45%	13.09%	13.45%	13.09%

Totals
Net sales	$2,810.4	$2,623.2	$5,262.7	$4,924.1
Excise taxes in sales (2)	554.3	539.9	1,038.0	1,012.4
Net sales, less excise taxes (3)	2,256.1	2,083.3	4,224.7	3,911.7
LIFO expense	3.5	4.3	5.9	7.1
Gross profit (4) (5)	158.9	143.3	296.2	267.7
Gross profit %	5.65%	5.46%	5.63%	5.44%
Gross profit % less excise taxes	7.04%	6.88%	7.01%	6.84%
Remaining gross profit (6)	$157.7	$144.3	$295.5	$271.0
Remaining gross profit %	5.61%	5.50%	5.61%	5.50%
Remaining gross profit % less excise taxes	6.99%	6.93%	6.99%	6.93%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $3.8 million and $4.8 million for the three and six months ended June 30, 2015, respectively, compared to $3.3 million and $3.8 million for the same period in 2014.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Included in the gross profit for the three and six months ended June 30, 2015 were OTP tax refunds of $0.9 million and $1.8 million, respectively, related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2015 were $14.5 million compared to $14.4 million as of December 31, 2014. Our restricted cash was $9.8 million and $13.0 million as of June 30, 2015 and December 31, 2014, respectively. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2015, our cash flows from operating activities used $10.9 million and at June 30, 2015, we had $66.5 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash used by operating activities was $10.9 million for the six months ended June 30, 2015 compared to $67.0 million of cash provided for the same period in 2014. The $77.9 million increase in cash used in 2015 compared to 2014 was due primarily to purchases of approximately $80.0 million for cigarette and excise stamp inventories at the end of June 2015 in anticipation of certain excise tax increases, which presented significant inventory holding gain opportunities.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $7.7 million to $22.8 million for the six months ended June 30, 2015 compared to $15.1 million for the same period in 2014. This increase was due primarily to $8.0 million used for the acquisition of Karrys Bros. and $2.8 million used for investments in information systems. Total capital expenditures for 2015 are expected to be approximately $35 million, which will be utilized for expansion projects and maintenance investments.
Cash Flows from Financing Activities
Net cash provided by financing activities was $34.8 million for the six months ended June 30, 2015 compared to net cash used of $47.1 million for the same period in 2014. This change was due primarily to $48.1 million in net borrowings made under our Credit Facility to help finance the purchase of the aforementioned cigarette inventories at the end of June 2015. This compared to $41.3 million in net repayments made under our Credit Facility for the same period in 2014. Amounts borrowed this year were offset partially by an increase of $3.0 million for share repurchases in 2015 and an increase of $2.2 million in tax withholding payments related to share settlements.

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
The following table provides the components of Adjusted EBITDA (in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Net income	$13.2	$12.0		$18.7	$14.4
Interest expense, net (1)	0.6	0.4		1.0	1.0
Provision for income taxes	8.2	7.9		11.8	9.5
Depreciation and amortization	9.7	7.9		18.4	15.1
LIFO expense	3.5	4.3		5.9	7.1
Stock-based compensation expense	2.1	1.5		4.0	2.8
Foreign currency transaction losses, net	0.2	0.2		0.6	0.2
Adjusted EBITDA	$37.5	$34.2	9.6%	$60.4	$50.1	20.6%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA increased $3.3 million, or 9.6%, to $37.5 million for the second quarter of 2015 from $34.2 million for the same period last year. The increase in Adjusted EBITDA for the second quarter of 2015 was driven primarily by a 10.9% increase in gross profit offset by increases in operating expenses.
Adjusted EBITDA increased $10.3 million, or 20.6%, to $60.4 million for the six months ended June 30, 2015 from $50.1 million for the same period last year. The increase in Adjusted EBITDA for the six months ended June 30, 2015 was driven primarily by an increase in gross profit, which grew at a higher rate than operating expenses.
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
On May 21, 2015, we entered into a sixth amendment to the Credit Facility (the "Sixth Amendment"), which extended the term of the Credit Facility from May 2018 to May 2020. The Sixth Amendment fixed the unused facility fee at 25 basis points and provided for quarterly borrowing base reporting. The margin added to the LIBOR or CDOR rate remains at a range of 125 to 175 basis points. In addition, the Sixth Amendment raised and reset the baskets for stock repurchases in aggregate of $75.0 million, not to exceed $20.0 million in any year, an aggregate of $100.0 million for dividends and up to $150.0 million for permitted acquisitions. As of June 30, 2015, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $75.0 million, $97.0 million, and $150.0 million, respectively. The Company incurred fees of approximately $0.3 million in connection with the Sixth Amendment, which are being amortized over the remaining term of the amendment.
The Credit Facility contains restrictive covenants, including, among others: limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. As of June 30, 2015, we were in compliance with all of the covenants under the Credit Facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2015	2014
Amounts borrowed	$104.3	$55.9
Outstanding letters of credit	18.5	17.4
Amounts available to borrow (1)	66.5	114.8
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three and six months ended June 30, 2015 were $37.0 million and $33.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million. For the three and six months ended June 30, 2014, average borrowings were $6.9 million and $10.2 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $46.3 million.
The weighted-average interest rate on the revolving credit facility for the three and six months ended June 30, 2015 was 1.8% and 1.7%, respectively, compared to 1.7% and 1.6% for the same periods in 2014. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. We paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively. We recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.2 million for both the three and six months ended June 30, 2015 and 2014. Unamortized debt issuance costs were $1.2 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with SEC on March 2, 2015, did not change materially during the six months ended June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers have appealed the District Court’s decision. The Company and Sonitrol have filed their briefs and replies in the appeal.  The Company is unable to predict when this litigation will be resolved and its ultimate outcome.  Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the repurchases of common stock by the Company during the three months ended June 30, 2015:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total Number	of Shares that
			of Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs	(in millions) (3)

April 1, 2015 to April 30, 2015	50,016	$59.94	50,016	$14.7
May 1, 2015 to May 31, 2015	—	—	—	14.7
June 1, 2015 to June 30, 2015	—	—	—	14.7
Total repurchases for the three months ended June 30, 2015	50,016	$59.94	50,016	$14.7

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

(3)
Shares repurchased under the program were made in open market and the timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The share repurchase program may be discontinued or amended at any time. The program has no stated expiration date but expires when the amount authorized has been expended or the Board of Directors withdraws its authorization.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2
Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 21, 2015).

3.3	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core-Mark Holding Company, Inc.

August 6, 2015	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President and Chief Executive Officer

Core-Mark Holding Company, Inc.

August 6, 2015	By:	/s/ STACY LORETZ-CONGDON
	Name:	Stacy Loretz-Congdon
	Title:	Chief Financial Officer