Form 10-K
period 2015-12-31
Core-Mark Holding Company, Inc.
filed 2016-02-26
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter:  $1,331,526,257
As of February 12, 2016, the registrant had 23,142,308 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2016 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, distribution and logistics services to over 36,500 customer locations across the United States (U.S.) and Canada through 28 distribution centers (excluding two distribution facilities we operate as a third party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
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
Core-Mark has become one of two national distributors to the convenience store industry in the U.S. and is the largest in Canada. The national market presence we have established rests primarily with our ability to service customers in every geographic region within the U.S. through 24 distribution centers and servicing customers in Canada with our four Canadian distribution centers.
We operate in an industry where, in 2014, based on the National Association of Convenience Stores (NACS) State of the Industry (SOI) report, total in-store sales at convenience retail locations in the U.S. increased 4.7% to approximately $213.5 billion and were generated through approximately 153,000 stores. Over the ten years from 2005 through the end of 2014, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 3.5%. Based on the Canadian Convenience Store Association (CCSA) 2014 Industry report, we estimate that total Canadian in-store sales at convenience locations were approximately C$25.1 billion generated through approximately 25,000 stores.
2015 Company Highlights
Net income grew from $33.9 million in 2012 to $51.5 million in 2015, or approximately 15% compounded annually. Our net sales grew from $8.9 billion in 2012 to $11.1 billion in 2015, yielding an annual compounded growth rate of approximately 8%, while our annual Adjusted EBITDA(1) increased from $100.8 million to $135.2 million, or approximately 10%, compounded annually during the same period. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 5% market share of total in-store sales within the convenience store channel in North America and to take advantage of growth opportunities with other retail store formats. Below are key highlights of the year:

•
In October 2015, we signed a five year agreement with Murphy USA to be the primary wholesale distributor to over 1,300 stores located in 23 states across the Southwest, Southeast and Midwest United States. We expect services under this contract will create efficiencies and a strategic supply chain relationship for Murphy USA.

•
In October 2015, we signed a five year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. Core-Mark will be the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, Nevada, Salt Lake City, Utah and Sacramento, California.

•
In July 2015, we amended our contract with Rite Aid to expand our service to include other product categories in addition to the frozen, refrigerated, bakery and fresh food categories, which we began delivering in June 2014.

•
In February 2015, we acquired substantially all the assets of Karrys Bros., Limited (Karrys Bros.), a regional distributor servicing customers in Ontario, Canada, and the surrounding provinces. The acquisition of Karrys Bros. has provided the opportunity to expand our market share in eastern Canada and contribute to the leverage of fixed costs and improved profitability in our Toronto division.

•
We continue to transition portions of our fleet to Compressed Natural Gas (CNG), which allows us to reduce our carbon footprint and lower our transportation costs. To date, we have opened seven CNG stations, two of which we own, located in Wilkes-Barre, Pennsylvania and Corona, California, and the other five are operated in partnership with U.S. Oil and are located in Aurora, Colorado, Forrest City, Arkansas, Sanford, North Carolina, Atlanta, Georgia and Tampa, Florida under the name GAIN Clean Fuel (GAIN). In addition to providing fuel to our fleet, the GAIN stations are also open to other public fleets for fueling.
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
Leverage our Vendor Consolidation Initiative (VCI). We expect our VCI program will allow us to continue to grow our sales by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of direct-store deliveries. This represents a highly inefficient and costly process for retailers. Our VCI program targets inefficiencies in the convenience store supply chain by offering the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they purchased from direct-store delivery companies. This simplifies the supply chain and provides retailers with an opportunity to improve inventory turns and working capital, reduce operational and transaction costs, and greatly diminish their out-of-stocks on best-selling items.
Deliver Fresh Products (Fresh). We believe there is an increasing trend among consumers to purchase fresh food from convenience and other retail store formats. To meet this demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, which is a temperature controlled environment, and tri-temperature (tri-temp) trailers, which provide the infrastructure to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically-located dairies, fresh kitchens and bakeries to further enable us to deliver the freshest product possible, with premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to expand the array of fresh products through the development of unique and comprehensive marketing and equipment programs that assist the retailer in showcasing their fresh product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to the convenience retail industry. Proper execution of VCI, the cornerstone being dairy distribution, provides Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of fresh products. We believe that fresh items are increasingly driving consumer decisions, and will continue to be an important category.
Leverage our Focused Marketing Initiative (FMI). Designed to enhance our relationship with our independent customer base and to further differentiate us in the market place, our FMI program is centered on increasing the sales and profitability of the independent store through improved category insights, optimized retail price strategy and demographic decision-making, along with providing Core-Mark’s marketing solutions to create a comprehensive retail marketing strategy. We believe our innovative approach, which focuses on building a trusted partnership with our customers, has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.
Acquisitions and Expansion. We believe there is significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions, including continued expansion of our presence nationally. We completed six acquisitions and added three additional warehouses between 2006 and 2015, which expanded our distribution network, product selection and customer base. We will continue to be opportunistic in pursuing acquisitions that allow further leveraging of our geographic footprint and bring Fresh and VCI to a broader customer base.

Competitive Strengths
We believe we have the following fundamental competitive strengths, which form the foundation for our business strategy:
Innovation and Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. Our capability to increase sales and profitability with existing and new customers is based on our ability to deliver consistently high levels of service, innovative marketing programs, technology solutions and logistics support. We believe we are one of the first to recognize emerging trends and to offer retailers our unique strategic solutions such as VCI, Fresh and FMI.
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

Customers
We service over 36,500 customer locations in 50 states in the U.S. and five Canadian provinces. Our primary customer base consists of traditional convenience stores as well as alternative outlets selling consumer packaged goods. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for 37.4% of our net sales in 2015 including Alimentation Couche-Tard, Inc. (Couche-Tard), our largest customer, which accounted for 14.2% of our total net sales.
Products
We purchase a variety of brand name and private label products, in excess of 54,000 stock keeping units (SKUs), from suppliers and manufacturers. Cigarette products represent less than 5% of our total SKUs purchased. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, general merchandise and health and beauty care products.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2015		2014		2013
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$7,528.5	68.0%	$6,942.0	67.5%	$6,642.0	68.0%
Food	1,586.1	14.3	1,462.0	14.2	1,342.3	13.7
Candy (1)	557.0	5.0	534.3	5.2	513.2	5.3
Other tobacco products	870.3	8.0	827.5	8.1	787.8	8.1
Health, beauty & general (1)	368.8	3.3	361.0	3.5	341.3	3.5
Beverages	156.6	1.4	151.8	1.5	139.1	1.4
Equipment/other	2.1	—	1.5	—	1.9	—
Total food/non-food products	3,540.9	32.0%	3,338.1	32.5%	3,125.6	32.0%
Total net sales	$11,069.4	100.0%	$10,280.1	100.0%	$9,767.6	100.0%
_____________________________________________

(1)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the NACS. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million for the year ended December 31, 2013. Net sales for Health, beauty & general products would have been $327.3 million for the year ended December 31, 2013.

Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. Net sales of the cigarettes category grew 8.4% in 2015 to $7,528.5 million, accounting for approximately 68.0% of our total net sales and 28.3% of our total gross profit in 2015. We control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities, and the daily replenishment of inventory and brand selection is controlled by our distribution centers.
In 2015 our cigarette carton sales in the U.S. and Canada, increased 6.4% and 9.1%, respectively, benefiting from market share gains, including the addition of Karrys Bros. In the industry overall, U.S. and Canadian cigarette consumption steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association (TMA), total cigarette consumption in the U.S declined from 394 billion cigarettes in 2005 to 269 billion cigarettes in 2014, or a compounded annual decline of approximately 4.2%. Total cigarette consumption declined in Canada from 33 billion cigarettes in 2005 to 27 billion cigarettes in 2014, or a compounded annual decline of approximately 2.2% based on statistics provided by the TMA. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit from cigarette manufacturer price increases. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by various states, localities and provinces. We collect state, local, and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales included offsetting amounts of approximately $2.2 billion related to state, local and provincial excise taxes in 2015, and approximately $2.1 billion in 2014 and 2013.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 6.1% in 2015 to $3,540.9 million, which was 32.0% of our total net sales driven primarily by incremental sales to existing customers and market share gains including the acquisition of Karrys Bros. Sales generated from VCI, Fresh and FMI were the primary drivers of the increased sales to existing customers. Gross profit for food/non-food categories grew $39.1 million, or 9.3%, to $457.4 million in 2015, which was 71.7% of our total gross profit. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and Fresh, focus primarily on the highest margin categories in the food/non-food group. More specifically, sales in the food category grew 8.5% to $1,586.1 million, the largest contributor to our overall food/non-food sales improvement. Our strategy is to continue to grow food/non-food products through our VCI, Fresh, and FMI strategies.

Our Suppliers

We purchase products for resale from approximately 4,400 trade suppliers and manufacturers located across the U.S. and Canada. In 2015, we purchased approximately 64% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, accounting for approximately 29% and 17% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products directly from the manufacturers, improving product mix and availability for individual markets.

Operations
As of December 31, 2015, we operated a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Twenty-four of our distribution centers are located in the U.S. and four are located in Canada. During 2015, we transitioned customers from our U.S. distribution center at Grants Pass, Oregon to two of our existing U.S. distribution centers to maximize supply chain efficiencies and optimize product sales.
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

Distribution
At December 31, 2015, we had approximately 1,600 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2015, our trucking fleet consisted of over 870 tractors, trucks and vans, most of which were leased. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temp, which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2015, approximately 86% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. We continue to convert a portion of our fleet to CNG tractors which will allow us to purchase more environmentally friendly fuel, reduce our carbon footprint and lower our transportation costs. At December 31, 2015, we had 210 CNG tractors.

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
We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large regional companies that provide products to specific areas of the country: The H.T. Hackney Company in the Southeast and the Eby-Brown Company in the Midwest and Mid-Atlantic regions. In addition, there are hundreds of local distributors serving small regional chains and independent convenience retailers. In Canada, in addition to Core-Mark, there is one large national company, Wallace & Carey, Inc., one regional company which services the Manitoba, Saskatchewan and Alberta markets, Pratts Wholesale Limited, and one large national convenience store and grocery wholesaler, Sobeys Inc., aside from Core-Mark, that make up the competitive landscape.
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

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2015, 2014 and 2013. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 16 days in each of 2015, 2014 and 2013 with the cigarette category averaging ten days and food/non-food categories averaging 29 days.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during each of 2015, 2014 and 2013 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistics facilities) as of December 31, 2015:
TOTAL EMPLOYEES BY BUSINESS FUNCTION

	U.S.	Canada	Total
Sales and Marketing	1,325	93	1,418
Warehousing and Distribution	4,032	362	4,394
Management, Administration, Finance and Purchasing	697	146	843
Total Categories	6,054	601	6,655

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and United Food and Commercial Workers (Calgary). Approximately 276 employees, or 4% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

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
Our policy is to comply with all regulatory and legal requirements and management is not aware of any related issues that may have a material effect upon our business, financial condition or results of operations.

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core-Mark International®, Core Solutions Group®, EMERALD®, Java Street®, and SmartStock®.

Segment and Geographic Information
We have two operating and geographic segments -- the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.
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
Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (SEC) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website under “Financials and Filings,” or through www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel or delivery surcharges, but our ability to continue to pass through these increases, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers or do not realize the benefits we expect from converting a large percentage of our trucks to operate on natural gas or incur higher expenses if the price of diesel fuel decreases but the price of natural gas does not similarly decrease, our operating results could be materially and adversely affected.
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
We obtain the products we distribute from third party suppliers. At December 31, 2015, we had approximately 4,400 vendors and during 2015 we purchased approximately 64% of our products from our top 20 suppliers, with purchases from our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 29% and 17% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our obligations to our customers and reduce the volume of our sales and profitability.
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
Our information technology systems may be subject to failure, disruptions, security breaches, malware, viruses, hacking or other cyber-attacks or we may fail to implement upgrades in a timely manner, which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.
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
We may upgrade and replace various components of our proprietary enterprise resource planning (ERP) system periodically with the goal of maintaining and improving overall functionality, performance and service. Beginning in 2014, we started the process of upgrading the financial component of our proprietary ERP system, and completed the implementation in February 2016. Some of our ERP system upgrades may include the implementation of leading software solutions or enhanced customizations to our existing systems. There are inherent risks associated with any system project and there can be no guarantee any implementation will be free of disruptions or other operational problems. As technology-based solutions become more integrated with our service offerings, our ability to service our customers could be impacted, creating additional competitive pressure and causing us to lose market share.
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
Computer malware, viruses, hacking and other cyber-attacks have become more prevalent and may occur on our systems in the future. Intruders may also take the form of parties that attempt to fraudulently induce employees or other users of our systems to disclose sensitive or confidential information or otherwise disrupt operations. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of intellectual property, proprietary business information or personally identifiable information belonging to us or our customers, business partners or employees. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability and security affects the availability of our technical infrastructure and technology-based services. Any such failure may harm our reputation and our ability to retain existing customers and attract new customers and could impact our results of operation.
We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position and results of operations and cash flows.
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
As of December 31, 2015, 276, or 4%, of our employees were covered by collective bargaining agreements with labor organizations, which expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, the United States National Labor Relations Board (NLRB) is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow-downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Labor Costs, Shortages and Labor Relations.
Several recent decisions by the United States NLRB, have found employers who are franchisers and companies who use contract employees could be found to be "joint employers" with the franchisee or staffing firm, respectively. If this expanded definition of "joint employer" is upheld in the expected appeals of these decisions, it could result in us having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our use of workers provided by third-party staffing firms.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With over 4,400 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act (ACA) may continue to increase our employee healthcare-related costs. The company has migrated a significant number of employees to our high deductible plan resulting in a reduction in our claims exposure and offsetting other costs related to ACA. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.
Changes to minimum wage laws and other governmental legislation or regulations could increase our costs substantially.
As of December 31, 2015, we had no employees who were paid under the minimum wage in their respective locations. Several bills have been introduced in the U.S. legislature over the past few years to increase the federal minimum wage. In addition, certain states have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage rate. Any increases in federal or state minimum wages could require us to increase the wages paid to our minimum wage employees and create pressure to raise wages for other employees who already earn above-minimum wages. If we are unable to pass these additional labor costs on to our customers in the form of increased prices or surcharges, our business and results of operations would be adversely affected.
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
The distribution of cigarettes is currently a significant portion of our business. In 2015, approximately 68.0% of our net sales (which includes excise taxes) and 28.3% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. In most instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, over the internet and by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
Legislation, regulation and other matters are negatively affecting the cigarette and tobacco industry.
The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of tobacco products imposed by governmental entities. Various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other recipients over the internet and other tobacco product regulation. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco products, as well as limit or otherwise impact the marketing of tobacco products by requiring additional labels or warnings as well as pre-approval by the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco products and, accordingly, our sales of such products. However, some state, local, municipal governments and agencies have not adopted legislation, regulations or policies which prohibit, restrict or discourage tobacco alternatives, such as electronic cigarettes, or the sale of such products to minors. Such disparate legislation and regulation for tobacco alternatives could adversely impact the market for regulated tobacco products.
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
T
Risks Related to Financial Matters, Financing and Foreign Exchange

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. the federal government had proposed legislation, which effectively could limit, or even eliminate, use of the last-in, first-out (LIFO) inventory method for financial and income tax purposes. Although the final outcome of any such proposals cannot be ascertained, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results.
Our pension plan is currently underfunded and we may be required to make cash payments to the plan, reducing the cash available for our business.
We record a liability associated with the underfunded status of our pension plan when the benefit obligation exceeds the fair value of the plan assets. As of December 31, 2015, our pension plan was 87% funded and our balance sheet included $4.7 million in pension liabilities related to underfunded pension obligations. In 2013, we adopted a strategy to reduce the plan’s investment risk by reducing the allocation to return seeking assets and increasing the allocation to liability hedging assets over time with the intention of reducing volatility of the funded status and pension costs. Despite our expectation that this strategy will reduce the risk associated with the funding level of our pension plan, if the performance of the assets in our pension plan do not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to our pension plan could be substantially higher than we expect.
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
We generate a significant portion of our revenues in Canadian dollars, approximately 11% in 2015 and 12% in 2014. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the statement of operations. To the extent we incur losses on such transactions, our net income will be reduced. We currently do not hedge our Canadian foreign currency cash flows.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $200 million revolving credit facility (Credit Facility) as of December 31, 2015. On January 11, 2016, we entered into a seventh amendment to the Credit Facility which increased our Credit Facility from $200 million to $300 million. The Credit Facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, is between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (Credit Facility). The Credit Facility expires in May 2020. While we believe our sources of liquidity are adequate, we cannot assure that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing may be necessary, but we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 30,000 square feet of leased office space. We also lease approximately 20,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,600 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 4.1 million square feet and own approximately 0.6 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Las Vegas, Nevada	Spokane, Washington
Atlanta, Georgia	Leitchfield, Kentucky	Tampa, Florida
Bakersfield, California	Los Angeles, California	Whitinsville, Massachusetts
Corona, California(2)	Minneapolis, Minnesota	Wilkes-Barre, Pennsylvania
Denver, Colorado	Portland, Oregon	Calgary, Alberta
Forrest City, Arkansas(4)	Sacramento, California(3)	Toronto, Ontario(5)
Fort Worth, Texas	Salt Lake City, Utah	Vancouver, British Columbia
Glenwillow, Ohio	Sanford, North Carolina	Winnipeg, Manitoba
Hayward, California

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
We also operate distribution centers on behalf of two of our major customers: one in Phoenix, Arizona (for Couche-Tard), and one in San Antonio, Texas (for CST Brands, Inc.). Each facility is leased or owned by the specific customer solely for their use and operated by Core-Mark.
During 2015, we transitioned our customers from our U.S. distribution center at Grants Pass, Oregon to two of our existing U.S. distribution centers to maximize supply chain efficiencies and optimize product sales.

ITEM 3.	LEGAL PROCEEDINGS
The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson.  The District Court denied the Company’s motion for post-judgment relief on June 26, 2014.  The Company and its insurers appealed the District Court’s decision and on February 11, 2016, the Appellate Court denied the Company's and its insurers' appeal and dismissed Sonitrol’s cross-appeal, upholding the jury award of $2.75 million in favor of the Company and its insurers. The Company is unable to predict when this litigation will be finally resolved and its ultimate outcome.  Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,866 stockholders of record as of February 12, 2016.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ and dividends declared per share for the periods indicated:

	Market Prices				Dividend Declared
	2015		2014		Year
	Low Price	High Price	Low Price	High Price	2015	2014
4th Quarter	$64.44	$90.60	$50.67	$64.01	$0.16	$0.13
3rd Quarter	58.96	66.52	43.47	54.57	0.13	0.11
2nd Quarter	52.61	65.43	37.03	46.59	0.13	0.11
1st Quarter	58.51	71.36	35.00	39.53	0.13	0.11
We paid dividends of $12.8 million and $10.7 million in 2015 and 2014, respectively. Our Credit Facility, as of December 31, 2015, places certain limits on our ability to pay cash dividends on our common stock, including a $100.0 million maximum payment over the term of the Credit Facility (see Note 8 - Long-term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility). Our intentions are to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2010 through 2015, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, the Standard and Poor's (S&P) SmallCap 600 Index and a peer group of companies (Performance Peer Group). During the third quarter of 2015, the Company was added to the S&P SmallCap 600 Index. The Company also remains on the Russell 2000 Index.
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2010, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the S&P SmallCap 600 Index, the Russell 2000 Index and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index and the S&P SmallCap 600 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. (SYY), The Chef’s Warehouse, Inc. (CHEF), United Natural Foods, Inc. (UNFI) and AMCON Distributing Co. (DIT).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK, S&P SMALLCAP 600, RUSSELL 2000 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CORE	$100.00	$111.81	$136.58	$221.09	$364.24	$486.07
Russell 2000	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
NASDAQ Non-financial Index	$100.00	$99.87	$117.06	$163.99	$188.70	$202.24
S&P SmallCap 600	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15
Performance Peer Group	$100.00	$103.87	$118.02	$144.60	$160.25	$156.22

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
In 2015, we repurchased 151,183 shares of common stock for a total cost of $9.2 million, or an average price of $60.70 per share. In 2014, we repurchased 175,917 shares of common stock for a total cost of $8.0 million, or an average price of $45.49 per share. As of December 31, 2015, we had $11.5 million available for future share repurchases under the program.
The following table provides the repurchases of common stock shares during the three months ended December 31, 2015:

Calendar Month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1, 2015 to October 31, 2015	2,764	$64.88	2,764	$11.5
November 1, 2015 to November 30, 2015	—	—	—	—
December 1, 2015 to December 31, 2015	—	—	—	—
Total repurchases for the three months ended December 31, 2015	2,764	$64.88	2,764	$11.5

_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2011 to 2015 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K or Form 10-K/A. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
	Year Ended December 31,
(in millions except per share amounts)	2015(1)	2014(2)	2013	2012(3)	2011(4)
Statement of Operations Data:
Net sales	$11,069.4	$10,280.1	$9,767.6	$8,892.4	$8,114.9
Gross profit (5)	637.9	573.7	537.1	476.8	434.1
Warehousing and distribution expenses (5)	352.6	318.4	297.1	262.7	234.6
Selling, general and administrative expenses	196.0	184.4	168.3	153.7	150.8
Amortization of intangible assets	2.6	2.6	2.7	3.0	3.0
Income from operations	86.7	68.3	69.0	57.4	45.7
Interest expense, net (6)	2.0	1.8	2.2	1.8	2.0
Foreign currency transaction losses	1.8	0.1	0.8	0.2	0.5
Net income	51.5	42.7	41.6	33.9	26.2
Per Share Data:
Basic net income per common share	$2.23	$1.85	$1.81	$1.48	$1.15
Diluted net income per common share	$2.21	$1.83	$1.79	$1.46	$1.12
Shares Used to Compute Net Income Per Share:
Basic	23.1	23.1	23.0	23.0	22.8
Diluted	23.3	23.3	23.2	23.2	23.4
Cash Dividends Declared Per Common Share (7)	$0.55	$0.46	$0.30	$0.45	$0.09
Other Financial Data:
Excise taxes (8)	$2,211.7	$2,110.3	$2,050.8	$1,987.0	$1,951.5
Cigarette inventory holding gains (9)	10.1	8.2	9.0	7.8	8.2
Candy inventory holding gains (10)	—	6.0	—	—	5.9
Cigarette tax stamp inventory holding gains, net (11)	8.5	—	—	—	—
OTP tax items, net (12)	1.7	7.5	—	—	0.7
LIFO expense (13)	1.9	16.3	8.7	12.3	18.3
Depreciation and amortization (14)	37.9	32.0	27.2	25.3	22.4
Stock-based compensation	8.7	6.1	4.6	5.8	5.5
Capital expenditures (15)	30.3	53.9	18.0	28.6	24.1
Adjusted EBITDA (16)	135.2	122.7	109.5	100.8	91.9

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,077.3	$1,029.6	$956.8	$919.2	$870.2
Long-term obligations (17)	60.4	68.2	57.6	84.7	63.1
______________________________________________

(1)	Karrys Bros., Limited was acquired in February 2015 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(2)	The selected consolidated financial data includes the results of operations of the Glenwillow, Ohio division, which commenced operations in August 2014.

(3)	J.T. Davenport & Sons, Inc. was acquired in December 2012 and the results of operations have been included in the selected consolidated financial data from that point forward.

(4)
Forrest City Grocery Company was acquired in May 2011 and the results of operations have been included in the selected consolidated financial data from that point forward. The selected consolidated financial data also includes the results of operations of the Tampa, Florida division, which commenced operations in September 2011.

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

(11)
Cigarette tax stamp inventory holding gains represent income related to tax stamp inventories on hand that may be realized at the time taxing jurisdictions increase their excise taxes, depending on the statutory requirements relating to the inventory on hand at the time such excise tax increases. Such tax increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The incremental gross profits resulting from such tax increases are referred to as inventory holding gains. Although we have realized a cigarette tax stamp inventory holding gain of $9.0 million, offset by $0.5 million in associated fees, in the current year, this income is not predictable and is dependent on inventory levels and the aforementioned statutory requirements.

(12)
In 2015, we received Other Tobacco Products (OTP) tax refunds of $1.8 million related to prior years’ taxes, offset by $0.1 million related expenses. In 2014, we received OTP tax refunds of $9.0 million related to prior years’ taxes, offset by $1.0 million related expenses and a probable OTP tax assessment of $0.5 million. We received an OTP tax settlement of $0.8 million in 2011, offset by $0.1 million related expenses. OTP tax settlements were zero for both 2013 and 2012.

(13)
The decrease in LIFO expense for 2015 was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

(14)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangible assets.

(15)	Capital expenditures in 2014 include expenses for our new distribution center in Ohio and an investment in advanced ordering technology for customers.

(16)
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

Below is a reconciliation of Adjusted EBITDA to net income (in millions):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$51.5	$42.7	$41.6	$33.9	$26.2
Interest expense, net	2.0	1.8	2.2	1.8	2.0
Provision for income taxes	31.4	23.7	24.4	21.5	17.0
Depreciation and amortization	37.9	32.0	27.2	25.3	22.4
LIFO expense	1.9	16.3	8.7	12.3	18.3
Stock-based compensation expense	8.7	6.1	4.6	5.8	5.5
Foreign currency transaction losses, net	1.8	0.1	0.8	0.2	0.5
Adjusted EBITDA	$135.2	$122.7	$109.5	$100.8	$91.9

(17)	Includes amounts borrowed and long-term capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 36,500 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

Overview of 2015 Results
In 2015, we continued to grow market share and increase our food/non-food sales and gross profit by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable. In addition, during 2015 we secured supply agreements with two significant customers and several other regional customers which we will begin servicing in 2016.
Net sales in 2015 increased 7.7% or $789.3 million, to $11,069.4 million compared to $10,280.1 million for 2014. Excluding the effects of foreign currency fluctuations and one additional selling day in 2015, net sales increased by approximately 9.1% driven primarily by market share gains, including the acquisition of Karrys Bros., Limited (Karrys Bros.), and sales growth from existing customers.
We believe lower fuel prices contributed to higher sales in the convenience industry during 2015.
Cigarette sales, which increased 8.4%, benefitted from market share gains and cigarette price inflation, whereas the success of our core strategies continued to drive the increase in our food/non-food sales, which increased 6.1% in 2015 compared to the same period in 2014. However, we believe that the growth in our food/non-food sales during 2015 was impacted by a shift in consumer spending preferences away from certain traditional product categories, such as candy and grocery, and the effects of foreign currency changes.
Gross profit in 2015 increased $64.2 million, or 11.2%, to $637.9 million from $573.7 million during 2014, driven primarily by an increase in food/non-food sales and gross margins. LIFO expense decreased $14.4 million in 2015 compared to 2014, due primarily to a decrease in the Producer Price Index (PPI) for certain product categories. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices. Remaining gross profit(1), which excludes LIFO expense, inventory holding gains and OTP tax refunds, increased $51.6 million, or 9.1%, in 2015.
Operating expenses increased $45.8 million, or 9.1%, in 2015 to $551.2 million from $505.4 million in 2014. This increase includes $15.9 million in incremental expenses, primarily for our Ohio division and Karrys Bros. In addition, we saw a 5.9% increase in the amount of cubic feet of product handled and a 9.4% increase in the number of customer deliveries. We also incurred approximately $6.0 million in costs associated with infrastructure, people and systems to support future growth and $1.1 million related to on-boarding our new customers we began servicing in the first quarter of 2016.
Net income was $51.5 million in 2015 compared to $42.7 million in 2014. Net income excluding LIFO expense(1) was $52.7 million for both 2015 and 2014. Pre-tax income for 2015 includes incremental inventory holding gains of $4.4 million, offset by a reduction in pre-tax income from OTP tax refunds of $5.8 million, net of fees, compared with 2014. In addition, pre-tax income for 2015 includes incremental start-up and integration costs and additional investment spending to support our growth, as discussed above, and a $1.7 million increase in foreign currency transaction losses. In addition our provision for income taxes was higher in 2015, stemming primarily from lower LIFO expense compared to 2014. Adjusted EBITDA(1) increased $12.5 million, or 10.2%, to $135.2 million in 2015 from $122.7 million in 2014.
________________________________________

(1)
Remaining gross profit, net income excluding LIFO expense and Adjusted EBITDA are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the

United States of America (GAAP) (see the calculation of Remaining Gross Profit in "Results of Operations" and Adjusted EBITDA in “Liquidity and Capital Resources” below). Net income excluding LIFO expense represents FIFO net income adjusted for related tax expense effects.

Business and Supply Expansion
We continue to benefit from the expansion of our business and the execution of our core strategies, focused primarily on enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of the supply chain, bringing our customers a supply channel to offer high quality fresh foods and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase the retailers’ profits.
Some of our more recent expansion activities include:

•
In October 2015, we signed a five year agreement with Murphy USA to be the primary wholesale distributor to over 1,300 stores located in 23 states across the southwest, southeast and midwest United States. Services under this contract began in the first quarter of 2016 and are expected to create efficiencies and a strategic supply chain relationship for Murphy USA.

•
In October 2015, we signed a five year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. Core-Mark will be the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, Nevada; Salt Lake City, Utah; and Sacramento, California.

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

•
In February 2015, we acquired substantially all the assets of Karrys Bros., a regional distributor servicing customers in Ontario, Canada, and the surrounding provinces. The acquisition of Karrys Bros. has provided the opportunity to expand our market share in eastern Canada and is expected to contribute to the leverage of fixed costs and improved profitability in our Toronto division.

•
In September 2014, we opened a new distribution facility in Glenwillow, Ohio to support customer growth in this region. This facility currently services approximately 800 Rite Aid stores, 500 stores transferred from other Core-Mark distribution centers to gain transportation efficiencies and approximately 100 new customer locations.

During 2015, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our fresh categories grew approximately 17% in 2015 compared to the same period in 2014. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments
Dividends
The Board of Directors approved the following cash dividends in 2015 (in millions, except per share data)

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 27, 2015	$0.13	March 12, 2015	$3.1	March 26, 2015
May 7, 2015	$0.13	May 22, 2015	$3.0	June 15, 2015
August 6, 2015	$0.13	August 21, 2015	$3.0	September 14, 2015
November 5, 2015	$0.16	November 20, 2015	$3.7	December 15, 2015
______________________________________________
(1) Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.

We paid dividends of $12.8 million and $10.7 million in 2015 and 2014, respectively.
Share Repurchase Program
In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase plan. At the time of increase, we had $2.3 million remaining under our stock repurchase plan that was then in place. In 2015, we repurchased 151,183 shares of common stock at an average price of $60.70 compared to repurchases of 175,917 shares of common stock at an average price of $45.49 in 2014. As of December 31, 2015 and 2014, we had $11.5 million and $20.7 million, respectively, available for future share repurchases under the program.

Results of Operations
Comparison of 2015 and 2014 (in millions) (1):

		2015			2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$789.3	$11,069.4	100.0%	—%	$10,280.1	100.0%	—%
Net sales — Cigarettes	586.5	7,528.5	68.0	62.7	6,942.0	67.5	61.9
Net sales — Food/non-food	202.8	3,540.9	32.0	37.3	3,338.1	32.5	38.1
Net sales, less excise taxes (2)	687.9	8,857.7	80.0	100.0	8,169.8	79.5	100.0
Gross profit (3)	64.2	637.9	5.8	7.2	573.7	5.6	7.0
Warehousing and
distribution expenses	34.2	352.6	3.2	4.0	318.4	3.1	3.9
Selling, general and
administrative expenses	11.6	196.0	1.8	2.2	184.4	1.8	2.3
Amortization of
intangible assets	—	2.6	—	—	2.6	—	—
Income from operations	18.4	86.7	0.8	1.0	68.3	0.7	0.8
Interest expense	0.1	(2.5)	—	—	(2.4)	—	—
Interest income	(0.1)	0.5	—	—	0.6	—	—
Foreign currency transaction
losses, net	1.7	(1.8)	—	—	(0.1)	—	—
Income before taxes	16.5	82.9	0.7	0.9	66.4	0.6	0.8
Net income	8.8	51.5	0.5	0.6	42.7	0.4	0.5
Adjusted EBITDA (4)	12.5	135.2	1.2	1.5	122.7	1.2	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales for 2015 increased by $789.3 million, or 7.7%, to $11,069.4 million from $10,280.1 million in 2014. Excluding the effects of foreign currency fluctuations and one additional selling day, net sales increased approximately 9.1%, due primarily to a 6.6% increase in cigarette carton sales, an increase in the average sales price per carton, and incremental food/non-

food sales driven primarily by the continued success of our core strategies. In addition, net sales in 2015 benefited from lower fuel prices, which we believe contributed to higher sales in the convenience industry.
Net Sales of Cigarettes. Net sales of cigarettes for 2015 increased by $586.5 million, or 8.4%, to $7,528.5 million from $6,942.0 million in 2014. Excluding the effects of foreign currency fluctuations and one additional selling day, cigarette sales increased by approximately 9.9% driven primarily by a 6.6% increase in carton sales and a 3.5% increase in the average sales price per carton due primarily to increases in manufacturers' prices. Cigarette carton sales increased by 6.4% in the U.S. and by 9.1% in Canada. The increase in cigarette carton sales was due primarily to market share gains, including the acquisition of Karrys Bros. in Canada, and an increase in cartons sold to existing customers.
Total net cigarette sales as a percentage of total net sales were 68.0% in 2015 compared to 67.5% for 2014.
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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for 2015 increased $202.8 million, or 6.1%, to $3,540.9 million from $3,338.1 million in 2014.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2015	2014	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,586.1	$1,462.0	$124.1	8.5%
Candy	557.0	534.3	22.7	4.2%
Other tobacco products	870.3	827.5	42.8	5.2%
Health, beauty & general	368.8	361.0	7.8	2.2%
Beverages	156.6	151.8	4.8	3.2%
Equipment/other	2.1	1.5	0.6	40.0%
Total Food/Non-food Products	$3,540.9	$3,338.1	$202.8	6.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations and one additional selling day, food/non-food sales for 2015 increased by approximately 7.5%, driven primarily by incremental sales to existing customers and market share gains including the acquisition of Karrys Bros. Sales generated from VCI, Fresh and Focused Marketing Initiatives (FMI) were the primary drivers of the increase in net sales to existing customers. Net sales in our Food category, which increased 8.5% for 2015, contributed over 60% of the 6.1% increase in food/non-food sales. In addition, sales of smokeless tobacco products continue to be the primary driver of the increase in sales in our OTP category.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued decline in cigarette consumption over the long term.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette sales.
Total net food/non-food product sales as a percentage of total net sales decreased to 32.0% in 2015 compared to 32.5% in 2014.

Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2015 increased by $64.2 million, or 11.2% to $637.9 million from $573.7 million for 2014 due primarily to increases in sales and gross margins in our food/non-food category. Gross profit for 2015 also benefitted from a $14.4 million decrease in LIFO expense, cigarette tax stamp inventory holding gains of approximately $9.0 million related to increases in excise taxes by certain jurisdictions in the third quarter this year and $1.8 million in refunds of excise taxes on OTP from prior years. The decrease in LIFO expense was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements). In 2014, gross profit included $8.5 million in OTP tax refunds, net of tax assessments, and $6.0 million of candy inventory holding gains.
Gross profit margin was 5.76% and 5.58% of total net sales for 2015 and 2014, respectively.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers' increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. Conversely, we generally benefit from food/non-food price increases, because product prices for these categories are usually determined using a percentage markup on cost of goods sold.
Our cigarette and cigarette tax stamp inventory holding gains were $19.1 million, or 3.0%, of our gross profit for 2015 compared to $8.2 million, or 1.4%, of our gross profit for 2014. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
In addition, in 2014, we recognized $6.0 million, or 1.1%, of our gross profit for candy inventory holding gains resulting from manufacturer price increases. These gains were recognized as the inventory was sold. Although we have realized significant candy inventory holding gains in two of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2015 and 2014 (in millions)(1):

		2015			2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$789.3	$11,069.4	100.0%	—%	$10,280.1	100.0%	—%
Net sales, less excise taxes(2)	687.9	8,857.7	80.0	100.0	8,169.8	79.5	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$1.9	$10.1	0.09%	0.11%	$8.2	0.08%	0.10%
Candy inventory holding gains(4)	(6.0)	—	—	—	6.0	0.06	0.08
Cigarette tax stamp inventory holding gains (5)	9.0	9.0	0.08	0.10	—	—	—
OTP tax items(6)	(6.7)	1.8	0.02	0.02	8.5	0.08	0.10
LIFO expense(7)	(14.4)	(1.9)	(0.02)	(0.02)	(16.3)	(0.16)	(0.20)
Remaining gross profit(8)	51.6	618.9	5.59	6.99	567.3	5.52	6.94
Gross profit	$64.2	$637.9	5.76%	7.20%	$573.7	5.58%	7.02%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $8.7 million and $1.4 million, respectively, for 2015, compared to $7.2 million and $1.0 million, respectively, for 2014.

(4)
For 2014, we recognized approximately $6.0 million in candy inventory holding gains resulting from manufacturer price increases. The amount of candy inventory holding gains attributable to the U.S. and Canada for 2014 were $5.4 million and $0.6 million, respectively.

(5)	For 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $9.0 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(6)
For 2015, we received OTP tax refunds of $1.8 million related to prior years’ taxes. For 2014, we received OTP tax refunds of $9.0 million related to prior years’ taxes, offset by an OTP tax assessment of $0.5 million.

(7)
The decrease in LIFO expense was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(8)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $51.6 million, or 9.1%, to $618.9 million for 2015 from $567.3 million for 2014. In 2015, remaining gross profit margin was 5.59% of total net sales compared to 5.52% in 2014. The seven basis points increase in remaining gross profit margin was driven primarily by an increase in food/non-food margins, resulting largely from the continued success of our marketing strategies, which improved overall margins by 10 basis points, together with an increase in cigarette margins, which contributed two basis points and offset by five basis points related primarily to increases in cigarette manufacturers' prices.
Cigarette remaining gross profit per carton increased by 2.5% in 2015 compared to 2014 due primarily to a shift in carton sales to more profitable geographies and higher manufacturers’ discounts earned as a result of price increases, offset partially by the unfavorable impact of foreign currency fluctuations.
Food/non-food remaining gross profit increased $36.5 million, or 8.9% in 2015 compared to 2014. Food/non-food remaining gross profit margin increased 33 basis points to 12.61% in 2015 compared with 12.28% for the same period in 2014 driven primarily by sales growth in our Food category and a sales shift towards higher margin items. Our remaining gross profit for food/non-food products was approximately 72% of our total remaining gross profit for both 2015 and 2014.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. Although our gross profit margins in 2015 were not negatively impacted on a comparable basis due to large chain customer additions, we do expect our gross profit margins to be negatively impacted in 2016 due to large chain customer additions. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
Operating Expenses. Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In 2015, operating expenses increased by $45.8 million, or 9.1%, to $551.2 million from $505.4 million in 2014. As a percentage of net sales, total operating expenses were 5.0% in 2015 compared to 4.9% in 2014. Operating expenses for 2015 include approximately $15.9 million in incremental expenses for our new Ohio division and the addition of the Karrys Bros. operations. In addition, increases in the amount of cubic feet of product handled, incremental customer deliveries, approximately $6.0 million of additional costs associated with information technology, infrastructure and people to support future growth, and $1.1 million of identifiable costs related to the on-boarding of new customers in the first quarter of 2016, contributed to higher operating costs in 2015.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $34.2 million, or 10.7%, to $352.6 million in 2015 from $318.4 million in 2014. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for 2015 compared with 3.1% for 2014. The increase in warehouse and distribution expenses was primarily attributable to a 5.9% increase in comparable cubic feet of product sold driven largely by our food/non-food category, a 9.4% increase in deliveries to customers, and approximately $11.8 million in incremental expenses for our new Ohio division and the addition of the Karrys Bros. operations. In addition, workers’ compensation costs increased $2.5 million, and we incurred $1.1 million of identifiable costs related to the on-boarding of new customers in the first quarter of 2016. These increases were offset partially by a $7.7 million decrease in net fuel costs. The increase in workers’ compensation costs related primarily to the adverse development of certain claims from prior years.
The decrease in our fuel costs was driven by lower diesel fuel prices and in part by our conversion to vehicles that use compressed natural gas (CNG), offset by an increase in miles driven. As of December 31, 2015, we had converted approximately

24% of our fleet to CNG tractors. Future increases or decreases in fuel costs and fuel surcharges we collect from our customers may materially impact our financial results depending on the extent and timing of these changes.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $11.6 million, or 6.3% in 2015 to $196.0 million from $184.4 million in 2014. SG&A expenses for 2015 included approximately $4.1 million of incremental expenses for our new Ohio division and the addition of the Karrys Bros. operations, a $2.8 million increase in employee bonus and stock compensation expense, $1.6 million related to the lump sum settlement of pension liabilities and approximately $6.0 million of additional costs associated with information technology, infrastructure and people to support future growth. SG&A expenses for 2014 included $1.5 million for a product liability settlement and related legal expenses and $1.0 million in professional fees associated with the collection of the OTP tax refunds in 2014. As a percentage of net sales, SG&A expenses were 1.8% for both 2015 and 2014.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $2.5 million and $2.4 million in 2015 and 2014, respectively. Average borrowings were $39.6 million and $14.8 million in 2015 and 2014, respectively, with an average interest rate of 1.6% for both years.
Foreign Currency Transaction Losses, Net. Foreign currency transaction losses were $1.8 million in 2015 compared to $0.1 million in 2014. The change was due primarily to the fluctuation in the Canadian/U.S. dollar exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely we will record transaction gains during times of a weakening U.S. dollar.
Income Taxes. Our effective tax rate was 37.9% for 2015 compared to 35.7% for 2014. The provision for income taxes for 2015 included a net benefit of $0.3 million, compared to a net benefit of $1.8 million in 2014, related primarily to adjustments of prior years' estimates and the expiration of statute of limitations for uncertain tax positions which reduced our effective tax rates by approximately 0.4% and 2.7%, respectively.

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

(2)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by NACS. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million for the year ended December 31, 2013. Net sales for Health, beauty & general products would have been $327.3 million for the year ended December 31, 2013.

The increase in food/non-food sales was driven by incremental sales to existing customers, market share gains and price inflation, offset partially by the impact of a weaker Canadian dollar in 2014. Sales generated from VCI, Fresh and FMI contributed to this improvement in net sales. In addition, we also continued to see higher sales of smokeless tobacco products in our OTP category.  We believe the overall trend toward increased use of smokeless tobacco products will continue and will help offset the impact of expected continued declines in cigarette consumption.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette carton sales.
Total net sales of food/non-food products as a percentage of total net sales increased to 32.5% in 2014 compared to 32.0% in 2013.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2014 increased by $36.6 million, or 6.8% to $573.7 million from $537.1 million for 2013 due primarily to increases in sales and profit margins in our food/non-food category. This increase includes $8.5 million in refunds, net of tax assessments, related primarily to the over payment of excise taxes on OTP from prior years. Gross profit in 2014 also benefitted from candy inventory holding gains of $6.0 million, offset by a $7.6 million increase in LIFO expense, driven largely by inflation in the cigarette, confection and grocery categories as measured by the PPI published by the Bureau of Labor Statistics. Gross profit margin was 5.58% and 5.50% of total net sales for 2014 and 2013, respectively.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers' increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. Conversely, we generally benefit from food/non-food price increases, because product costs for these categories are usually marked up using a percentage of cost of goods sold.
Our cigarette inventory holding gains were $8.2 million, or 1.4%, of our gross profit for 2014, $9.0 million, or 1.7%, of our gross profit for 2013.

In addition, we recognized $6.0 million, or 1.1%, of our gross profit for 2014, for candy inventory holding gains resulting from manufacturer price increases. These gains were recognized as the inventory was sold.
Lastly, since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Producer Price Index used to estimate and accrue for our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2014 and 2013 (in millions)(1):

		2014			2013
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$512.5	$10,280.1	100.0%	—%	$9,767.6	100.0%	—%
Net sales, less excise taxes(2)	453.0	8,169.8	79.5	100.0	7,716.8	79.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.8)	$8.2	0.08%	0.10%	$9.0	0.09%	0.12%
Candy inventory holding gains(4)	6.0	6.0	0.06	0.08	—	—	—
OTP tax items(5)	8.5	8.5	0.08	0.10	—	—	—
LIFO expense(6)	7.6	(16.3)	(0.16)	(0.20)	(8.7)	(0.09)	(0.12)
Remaining gross profit(7)	30.5	567.3	5.52	6.94	536.8	5.50	6.96
Gross profit	$36.6	$573.7	5.58%	7.02%	$537.1	5.50%	6.96%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(6)
The increase in LIFO expense was driven largely by inflation in the cigarette, confection and grocery categories as measured by the PPI published by the Bureau of Labor Statistics. We value our inventory in the U.S. on a LIFO basis, therefore our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Producer Price Index used to estimate and accrue for our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(7)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $30.5 million, or 5.7%, to $567.3 million for 2014 from $536.8 million for 2013. In 2014, remaining gross profit margin was 5.52% of total net sales compared to 5.50% in 2013. The shift in sales mix towards higher margin food/non-food items increased overall remaining gross profit margin by 13 basis points, offset by the addition of two new major customers in 2013, which reduced margins by six basis points. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately six basis points in 2014.
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
Delivery salaries increased approximately 11% driven primarily by the increase in cubic feet of product shipped, a 6.1% increase in miles driven and higher costs resulting from the continued tightness of the driver labor pool in certain markets, consistent with national trucking industry trends.
Fuel costs decreased $1.2 million, or 5.6%, due primarily to lower diesel fuel prices and in part our conversion to vehicles that use compressed natural gas (CNG).  As of December 31, 2014, we had converted approximately 20% of our fleet to CNG.
As a percentage of total net sales, warehousing and distribution expenses were 3.1% for both 2014 and 2013. The shift in sales to food/non-food products increased warehouse and delivery expenses as a percentage of net sales by approximately nine basis points in 2014 compared to 2013, since food/non-food products have lower sales price points than the cigarette category.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $16.1 million, or 9.6% in 2014 to $184.4 million from $168.3 million in 2013. SG&A expenses in 2014 included a $4.5 million increase for employee bonus and stock-based compensation expense, a $1.9 million increase in employee healthcare costs, $1.5 million for a product liability settlement and related legal expenses, $1.4 million of transitional expenses related to our business expansion activities and $1.0 million in professional fees associated with the collection of the OTP tax refunds in 2014. SG&A expenses in 2013 included $2.5 million of integration and other expenses related to our business expansion activities.
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

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2015, 2014 and 2013 (in millions)(1):

	2015	2014	2013
Cigarettes
Net sales	$7,528.5	$6,942.0	$6,642.0
Excise taxes in sales (2)	1,977.5	1,881.1	1,832.8
Net sales, less excise taxes (3)	5,551.0	5,060.9	4,809.2
LIFO expense (4)	11.0	10.1	7.5
Gross profit (5)	180.5	155.4	158.5
Gross profit %	2.40%	2.24%	2.39%
Gross profit % less excise taxes	3.25%	3.07%	3.30%
Remaining gross profit (7)	$172.4	$157.3	$157.0
Remaining gross profit %	2.29%	2.27%	2.36%
Remaining gross profit % less excise taxes	3.11%	3.11%	3.26%

Food/Non-food Products
Net sales	$3,540.9	$3,338.1	$3,125.6
Excise taxes in sales (2)	234.2	229.2	218.0
Net sales, less excise taxes (3)	3,306.7	3,108.9	2,907.6
LIFO (income) expense (4)	(9.1)	6.2	1.2
Gross profit (6)	457.4	418.3	378.6
Gross profit %	12.92%	12.53%	12.11%
Gross profit % less excise taxes	13.83%	13.45%	13.02%
Remaining gross profit (7)	$446.5	$410.0	$379.8
Remaining gross profit %	12.61%	12.28%	12.15%
Remaining gross profit % less excise taxes	13.50%	13.19%	13.06%

Totals
Net sales	$11,069.4	$10,280.1	$9,767.6
Excise taxes in sales (2)	2,211.7	2,110.3	2,050.8
Net sales, less excise taxes (3)	8,857.7	8,169.8	7,716.8
LIFO expense (4)	1.9	16.3	8.7
Gross profit (5) (6)	637.9	573.7	537.1
Gross profit %	5.76%	5.58%	5.50%
Gross profit % less excise taxes	7.20%	7.02%	6.96%
Remaining gross profit (7)	$618.9	$567.3	$536.8
Remaining gross profit %	5.59%	5.52%	5.50%
Remaining gross profit % less excise taxes	6.99%	6.94%	6.96%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
LIFO expense decreased $14.4 million in 2015 compared to 2014, due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(5)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2015, 2014 and 2013 were $10.1 million, $8.2 million and $9.0 million, respectively. For 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $9.0 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax refunds of $1.8 million in 2015 and $8.5 million in 2014, net of an OTP tax assessment of $0.5 million, related to prior years’ taxes and (v) a $6.0 million net candy holding gain in 2014.

(7)
Remaining gross profit is a non-GAAP financial measure which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2015 were $12.5 million compared to $14.4 million at December 31, 2014. Our restricted cash at December 31, 2015 was $8.5 million compared to $13.0 million at December 31, 2014. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from the funding of our working capital, capital expenditures, debt service requirements of our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2015, our cash flows from operating activities provided $77.2 million and at December 31, 2015, we had $123.9 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
Cash flows from operating activities
Year ended December 31, 2015
Net cash provided by operating activities increased by $10.7 million to $77.2 million for the year ended December 31, 2015 compared to $66.5 million for the same period in 2014. This increase was due primarily to an increase of $17.6 million in net income adjusted for non-cash items, offset by an increase in cash used in working capital of $6.9 million. The increase in cash used in working capital was due primarily to an increase in receivables resulting primarily from higher sales and the timing of inventory purchases including prepayments to certain vendors.
Year ended December 31, 2014
Net cash provided by operating activities increased by $7.4 million to $66.5 million for the year ended December 31, 2014 compared to $59.1 million for the same period in 2013. This increase was due primarily to an increase of $7.9 million in net income adjusted for non-cash items, offset by an increase in cash used in working capital of $0.5 million. The slight increase in working capital was due primarily to an increase in inventory related to year-end LIFO purchases, which were higher than 2013, offset by a decline in prepayments, driven primarily by the timing of certain cigarette manufacturer prepayments and a lesser increase in cigarette and tobacco taxes payable in 2014 compared to 2013 due to timing of year-end stamp purchases.
Cash flows from investing activities
Year ended December 31, 2015
Net cash used in investing activities decreased by $17.9 million to $43.2 million for the year ended December 31, 2015 compared to $61.1 million for the same period in 2014. The reduction in cash used was due primarily to a decrease in capital expenditures of approximately $23.6 million and a decrease in restricted cash of $5.4 million, offset by $8.0 million used for the acquisition of Karrys Bros. The decrease in capital expenditures is attributable primarily to higher spending in 2014 discussed below. We expect capital expenditures for 2016 to be approximately $50 million, primarily for expansion projects, including a new building in Las Vegas, and maintenance investments.

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
Cash flows from financing activities
Year ended December 31, 2015
Net cash used in financing activities increased by $32.8 million to $34.2 million for the year ended December 31, 2015 compared to $1.4 million for the same period in 2014. This increase was due primarily to net repayments on our Credit Facility of $9.3 million in 2015 compared to net borrowings of $9.6 million in 2014, a decrease in book overdrafts of $6.1 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks, and an increase of $3.3 million for dividends and stock repurchases.
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
The following table provides the components of Adjusted EBITDA for years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Net income	$51.5	$42.7	$41.6
Interest expense, net (1)	2.0	1.8	2.2
Provision for income taxes	31.4	23.7	24.4
Depreciation and amortization	37.9	32.0	27.2
LIFO expense	1.9	16.3	8.7
Stock-based compensation expense	8.7	6.1	4.6
Foreign currency transaction losses, net	1.8	0.1	0.8
Adjusted EBITDA	$135.2	$122.7	$109.5
______________________________________________

(1)	Interest expense, net, is reported net of interest income.
Adjusted EBITDA for 2015 increased 10.2% to $135.2 million compared to $122.7 million for 2014. The increase in Adjusted EBITDA was driven primarily by an increase in gross profit.

Our Credit Facility
We have a revolving credit facility (Credit Facility) with a capacity of $200 million as of December 31, 2015, which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (LIBOR) or Canadian Dollar Offer Rate (CDOR) based loans prepaid prior to the end of an interest period).
On January 11, 2016, we entered into a seventh amendment to the Credit Facility (Seventh Amendment), which increased our Credit Facility from $200 million to $300 million. The Seventh Amendment also includes an expansion feature that gives us the option to increase the size of the Credit Facility to a total of $400 million, if exercised. On May 21, 2015, we entered into a sixth amendment to the Credit Facility (Sixth Amendment), which extended the term of the Credit Facility from May 2018 to May 2020, among other changes. The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. We identified that the total amount of our capital lease obligations exceeded the maximum specified in the agreement’s restrictive covenant for capital leases as of December 31, 2015.  The Seventh Amendment resolved this by waiving the prior technical default and increasing the limit on the restrictive covenant for capital leases. We were in compliance with all other covenants under the Credit Facility as of December 31, 2015. See Note 8 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,
	2015	2014
Amounts borrowed	$47.0	$55.9
Outstanding letters of credit	18.5	17.4
Amounts available to borrow (1)	123.9	114.8
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2015 and 2014 were $39.6 million and $14.8 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $120.9 million and zero to $80.3 million, respectively.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2015 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$47.0	$—	$—	$47.0	$—
Purchase obligations (2)	43.1	18.1	8.9	9.0	7.1
Letters of credit	18.5	18.5	—	—	—
Operating leases	285.1	44.7	82.9	65.8	91.7
Capitalized leases (3)	19.6	3.1	4.8	4.1	7.6
Total contractual obligations (4)(5)(6)	$413.3	$84.4	$96.6	$125.9	$106.4
______________________________________________

(1)	Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility.

(2)
Our purchase obligations at December 31, 2015 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment and computer software and services (see Note 9 - Commitments and Contingencies to our consolidated financial statements).

(3)
Represents net future minimum lease payments for warehouse facility, refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt. Interest costs associated with the capitalized leases are included in the table above.

(4)
We have not included in the table above claims liabilities of $38.5 million, which includes health and welfare, workers’ compensation and general and auto liabilities because it does not have a definite payout by year. Claims liabilities are discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, we have a $4.7 million and a $3.0 million long-term obligation arising from an underfunded pension plan and other post-retirement benefit plan, respectively. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented.

(6)
The table excludes unrecognized tax liabilities of $0.4 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 10 - Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2015, our standby letters of credit issued under our Credit Facility were $18.5 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2029, excluding renewal options. These leases generally require us to maintain, insure and pay any related taxes. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
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
We consider the allowance for doubtful accounts, vendor rebates and promotional allowances, claims liabilities and insurance recoverables, valuation of pension assets and obligations, valuation of long-lived assets and goodwill, realizability of deferred income taxes and uncertain tax positions to be those estimates which involve a higher degree of judgment and complexity. We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our financial statements.
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
The allowance for doubtful accounts at December 31, 2015 and 2014 amounted to 3.9% and 4.2%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $1.3 million, $2.2 million and $1.1 million in 2015, 2014 and 2013, respectively. As a percentage of net sales, our bad debt expense was less than 0.1% for 2015, 2014 and 2013.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2015 and 2014 (in millions):

	2015			2014
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$5.9	$23.5	$29.4	$5.4	$25.3	$30.7
Auto & general insurance	2.3	3.1	5.4	1.8	2.2	4.0
Health & welfare	3.7	—	3.7	3.2	—	3.2
Total gross claims liabilities	$11.9	$26.6	$38.5	$10.4	$27.5	$37.9

Insurance recoverables	$(1.5)	$(14.4)	$(15.9)	$(1.4)	$(16.6)	$(18.0)

Reserves (net):
Workers’ compensation	$4.8	$10.0	$14.8	$4.3	$9.2	$13.5
Auto & general insurance	1.9	2.2	4.1	1.5	1.7	3.2
Health & welfare	3.7	—	3.7	3.2	—	3.2
Reserves (net)	$10.4	$12.2	$22.6	$9.0	$10.9	$19.9
______________________________________________
The increase in these reserves for 2015 was due primarily to a higher number of claims and reported losses for our workers compensation, general and auto insurance liability. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation liability, general and auto insurance liability and health and welfare liability as of December 31, 2015 by $0.9 million, $0.2 million and $0.3 million, respectively.
Valuation of Pension Assets and Obligations
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, Pension Plans) for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $4.7 million and $3.2 million at December 31, 2015 and 2014, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1989.
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
We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rate used to determine the pension obligation and pension expense was 4.32% and 4.05%, respectively, for 2015 and 4.00% and 4.60%, respectively, for 2014. A lower weighted-average discount rate increases the present value of benefit obligations and increases pension expense. In addition, we adopted the Society of Actuaries RP-2014 mortality table with MP-2015 projection in 2015. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation mix is designed to meet our long-term pension and post-retirement benefit plan requirements. Our assumed weighted-average rate of return on our assets was 6.0% and 6.55% for 2015 and 2014, respectively.
Sensitivity to changes in the major assumptions for our pension plans as of December 31, 2015 is as follows (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	N/A	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$1.0 / (1.0)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)
Valuation of Long-Lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and definite-lived assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. In 2015, we assessed our asset groups and determined we have six asset groups.  This change resulted from a reassessment of independently identifiable cash flows within the Company given the organic growth in the business as well as the addition of national chain customers. We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2015, 2014 and 2013.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units, which are the United States and Canada, also represent the Company’s operating segments. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2015, 2014 and 2013.
In connection with our annual goodwill impairment testing performed during 2015, the first step of the test indicated that the fair values of the applicable reporting units significantly exceeded their carrying values, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 16 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2015), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of the Canadian branches’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2015 would have negatively impacted our net sales for 2015 by 1.1% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2015, we realized foreign currency transaction losses of $1.8 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2015 would have had an immaterial impact on foreign currency transaction losses for 2015. We did not engage in hedging transactions during 2015, 2014 or 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 26, 2016

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12.5	$14.4
Restricted cash	8.5	13.0
Accounts receivable, net of allowance for doubtful accounts of $10.9 and $10.8
at December 31, 2015 and December 31, 2014, respectively (Note 4)	272.7	245.3
Other receivables, net (Note 4)	69.4	61.5
Inventories, net (Note 5)	407.4	417.8
Deposits and prepayments (Note 4)	65.0	43.7
Deferred income taxes (Note 10)	1.8	8.4
Total current assets	837.3	804.1
Property and equipment, net (Note 6)	159.5	148.9
Goodwill (Note 7)	22.9	22.9
Other intangible assets, net (Note 7)	29.5	22.6
Other non-current assets, net (Note 4)	28.1	31.1
Total assets	$1,077.3	$1,029.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129.6	$128.4
Book overdrafts (Note 2)	29.2	29.1
Cigarette and tobacco taxes payable	193.6	187.3
Accrued liabilities (Note 4)	106.9	93.4
Deferred income taxes (Note 10)	0.3	0.3
Total current liabilities	459.6	438.5
Long-term debt (Note 8)	60.4	68.2
Deferred income taxes (Note 10)	18.6	16.2
Other long-term liabilities	10.6	11.9
Claims liabilities (Note 2)	26.6	27.5
Pension liabilities (Note 11)	7.5	6.0
Total liabilities	583.3	568.3
Commitments and contingencies (Note 9)
Stockholders’ equity (Note14):
Common stock, $0.01 par value (100,000,000 shares authorized, 25,976,677 and
25,847,269 shares issued; 23,058,335 and 23,080,110 shares outstanding at
December 31, 2015 and December 31, 2014, respectively)	0.3	0.3
Additional paid-in capital	271.8	263.8
Treasury stock at cost (2,918,342 and 2,767,159 shares of common stock at
December 31, 2015 and December 31, 2014, respectively)	(61.8)	(52.6)
Retained earnings	300.0	261.4
Accumulated other comprehensive loss (Note 15)	(16.3)	(11.6)
Total stockholders’ equity	494.0	461.3
Total liabilities and stockholders’ equity	$1,077.3	$1,029.6
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$11,069.4	$10,280.1	$9,767.6
Cost of goods sold	10,431.5	9,706.4	9,230.5
Gross profit	637.9	573.7	537.1
Warehousing and distribution expenses	352.6	318.4	297.1
Selling, general and administrative expenses	196.0	184.4	168.3
Amortization of intangible assets	2.6	2.6	2.7
Total operating expenses	551.2	505.4	468.1
Income from operations	86.7	68.3	69.0
Interest expense	(2.5)	(2.4)	(2.7)
Interest income	0.5	0.6	0.5
Foreign currency transaction losses, net	(1.8)	(0.1)	(0.8)
Income before income taxes	82.9	66.4	66.0
Provision for income taxes (Note 10)	(31.4)	(23.7)	(24.4)
Net income	$51.5	$42.7	$41.6

Basic net income per common share (Note 12)	$2.23	$1.85	$1.81
Diluted net income per common share (Note 12)	$2.21	$1.83	$1.79

Basic weighted-average shares (Note 12)	23.1	23.1	23.0
Diluted weighted-average shares (Note 12)	23.3	23.3	23.2
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$51.5	$42.7	$41.6
Other comprehensive (loss) income, net of tax:
Defined benefit plan adjustments (Note 15)	0.2	(2.9)	2.4
Foreign currency translation loss	(4.9)	(3.0)	(1.5)
Other comprehensive (loss) income, net of tax	(4.7)	(5.9)	0.9
Comprehensive income	$46.8	$36.8	$42.5
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions (1))

	Common Stock Issued		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2012	25.2	$0.3	$249.0	(2.2)	$(37.4)	$194.9	$(6.6)	$400.2
Net income	—	—	—	—	—	41.6	—	41.6
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	4.6	—	—	—	—	4.6
Cash proceeds from exercise of
common stock options	0.2	—	2.4	—	—	—	—	2.4
Excess tax deductions associated with
stock-based compensation	—	—	2.1	—	—	—	—	2.1
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.2	—	(3.6)	—	—	—	—	(3.6)
Repurchase of common stock	—	—	—	(0.4)	(7.2)	—	—	(7.2)
Balance, December 31, 2013	25.6	0.3	254.5	(2.6)	(44.6)	229.5	(5.7)	434.0
Net income	—	—	—	—	—	42.7	—	42.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.9)	(5.9)
Dividends declared	—	—	—	—	—	(10.8)	—	(10.8)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Cash proceeds from exercise of
common stock options	0.1	—	2.1	—	—	—	—	2.1
Excess tax deductions associated with
stock-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.2)	(8.0)	—	—	(8.0)
Balance, December 31, 2014	25.8	0.3	263.8	(2.8)	(52.6)	261.4	(11.6)	461.3
Net income	—	—	—	—	—	51.5	—	51.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.7)	(4.7)
Dividends declared	—	—	—	—	—	(12.9)	—	(12.9)
Stock-based compensation expense	—	—	8.7	—	—	—	—	8.7
Cash proceeds from exercise of
common stock options	0.1	—	0.4	—	—	—	—	0.4
Excess tax deductions associated with
stock-based compensation	—	—	2.2	—	—	—	—	2.2
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.1	—	(3.3)	—	—	—	—	(3.3)
Repurchase of common stock	—	—	—	(0.1)	(9.2)	—	—	(9.2)
Balance, December 31, 2015	26.0	$0.3	$271.8	(2.9)	$(61.8)	$300.0	$(16.3)	$494.0
______________________________________________

(1)	Amounts have been rounded for presentation purposes and might differ from unrounded results.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$51.5	$42.7	$41.6
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	2.0	16.0	8.7
Amortization of debt issuance costs	0.3	0.3	0.4
Stock-based compensation expense	8.7	6.1	4.6
Bad debt expense, net	1.3	2.2	1.1
Depreciation and amortization	37.9	32.0	27.2
Foreign currency transaction losses, net	1.8	0.1	0.8
Deferred income taxes	8.9	(3.0)	5.0
Settlement charge and curtailment (gain)	1.6	—	(0.9)
Changes in operating assets and liabilities:
Accounts receivable, net	(28.1)	(13.8)	(9.6)
Other receivables, net	(8.9)	(3.0)	(5.6)
Inventories, net	1.5	(50.6)	(35.4)
Deposits, prepayments and other non-current assets	(25.9)	5.7	(16.5)
Excess tax deductions associated with stock-based compensation	(2.2)	(2.8)	(2.1)
Accounts payable	4.0	20.6	16.0
Cigarette and tobacco taxes payable	13.8	9.1	19.9
Pension, claims, accrued and other long-term liabilities	9.0	4.9	3.9
Net cash provided by operating activities	77.2	66.5	59.1
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9.0)	(1.0)	(3.6)
Change in restricted cash	4.5	(0.9)	(2.0)
Additions to property and equipment, net	(30.3)	(53.9)	(18.0)
Capitalization of software and related development costs	(8.7)	(5.3)	(0.4)
Proceeds from sale of fixed assets	0.3	—	—
Net cash used in investing activities	(43.2)	(61.1)	(24.0)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	(9.3)	9.6	(27.3)
Dividends paid	(12.8)	(10.7)	(7.1)
Payments on capital leases	(2.3)	(1.7)	(1.0)
Repurchases of common stock	(9.2)	(8.0)	(7.2)
Proceeds from exercise of common stock options	0.4	2.1	2.4
Tax withholdings related to net share settlements of restricted stock units	(3.3)	(1.7)	(3.6)
Excess tax deductions associated with stock-based compensation	2.2	2.8	2.1
Increase (decrease) in book overdrafts	0.1	6.2	(1.8)
Net cash used in financing activities	(34.2)	(1.4)	(43.5)
Effects of changes in foreign exchange rates	(1.7)	(0.6)	0.3
Change in cash and cash equivalents	(1.9)	3.4	(8.1)
Cash and cash equivalents, beginning of period	14.4	11.0	19.1
Cash and cash equivalents, end of period	$12.5	$14.4	$11.0
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net	$26.8	$22.0	$19.5
Interest paid	$1.3	$1.1	$1.5
Unpaid property and equipment purchases included in accrued liabilities	$5.1	$1.4	$1.9
Non-cash capital lease obligations incurred	$5.4	$4.7	$1.2
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 36,500 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider). Twenty-four of the Company’s distribution centers are located in the U.S. and four are located in Canada.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for doubtful accounts, valuation of goodwill and long-lived assets, realizability of deferred income taxes, uncertain tax positions, vendor rebates and promotional allowances, valuation of pension assets and obligations and self-insurance reserves to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue at the point at which the product is delivered and title passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2015, 2014 and 2013. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
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
Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $191.4 million, $162.8 million and $149.8 million in 2015, 2014 and 2013, respectively.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2015, 2014 and 2013, approximately $2.2 billion, $2.1 billion and $2.1 billion, or 20%, 21% and 21% of the Company’s net sales, and approximately 21%, 22% and 22% of its cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on the manufacturers who, in turn, pass the tax on to the Company as part of the product cost. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to restricted stock unit ("RSU") awards, performance shares and stock options based on the grant-date fair value of the awards. For service based awards the Company recognizes the expense using a straight-line method and for performance based awards the Company recognizes the expense ratably based on the achievement of performance conditions.
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
Pension Costs and Other Post-retirement Benefit Costs
Pension costs and other post-retirement benefit costs charged to operations are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions and experience gains and losses are amortized over the expected average remaining service life of the employee group. Plan changes that materially reduce the expected years of future services of current employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services, result in curtailment gains. A curtailment gain first reduces any net loss previously included in accumulated other comprehensive income (loss) (“AOCI”), and to the extent that such a gain exceeds any net loss included in AOCI, it is recorded as a curtailment gain in the Company’s consolidated statement of operations. The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. Acceptance of the lump sum payment by plan participants may result in the Company recognizing a settlement charge and an adjustment in the projected benefit plan obligation.
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
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during each period, excluding unvested RSUs and performance shares. Diluted earnings per share is calculated by dividing net income by weighted-average shares outstanding including common stock equivalents. Common stock equivalents include stock options, RSUs and performance based awards if the impact is dilutive, using the treasury stock method (see Note 12 - Earnings Per Share).
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes. The Company had cash book overdrafts of $29.2 million and $29.1 million at December 31, 2015 and 2014, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility.
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
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or market. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis. The Company uses the link-chain dollar value LIFO method. The inventory price index computation ("IPIC") is used to calculate LIFO inflation indices for which the LIFO inflation source is the producer price indices ("PPI") published by the US Bureau of Labor Statistics ("BLS"). The Company uses the IPIC pooling method for which LIFO pools are established for each PPI in accordance with current regulations.  When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the PPI for the respective period, if it determines the price increase is not fully reflected in the PPI, in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out ("FIFO") basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 88.0% and 85.0% of the Company’s inventory was valued on a LIFO basis at December 31, 2015 and 2014, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 5 - Inventories).
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred (see Note 6 - Property and Equipment).

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
The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. In 2015, the Company assessed its asset groups and determined it has six asset groups.  This change resulted from a reassessment of independently identifiable cash flows within the Company given the organic growth in the business as well as the addition of national chain customers. During 2015, 2014 and 2013, the Company did not record impairment charges related to long-lived assets (see Note 6 - Property and Equipment and Note 7 - Goodwill and Other Intangible Assets).
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized.
The Company tests goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units are its U.S. operations and Canadian operations. Whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers net sales, gross profit, income from operations and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units constitutes a Level 3 measurement under the fair value hierarchy. There has been no impairment of goodwill for any periods presented (see Note 7 - Goodwill and Other Intangible Assets).
Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely its proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2015, 2014 and 2013 the Company capitalized approximately $9.5 million, $4.4 million and $2.0 million, respectively, of costs related to software developed or obtained for internal use (see Note 7 - Goodwill and Other Intangible Assets).

Debt Issuance Costs
Debt issuance costs are deferred and amortized as interest expense over the term of the related debt agreement on a straight-line basis, which approximates the effective interest method. Debt issuance costs are included in deposits and prepayments and other non-current assets on the accompanying consolidated balance sheets. Total unamortized debt issuance costs were $1.2 million and $1.1 million at December 31, 2015 and 2014, respectively (see Note 8 - Long-term Debt).
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
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for health and welfare, workers’ compensation, auto and general liability self-insurance obligations in the amounts of $26.6 million long-term and $11.9 million short-term at December 31, 2015, and $27.5 million long-term and $10.4 million short-term at December 31, 2014. The Company’s liabilities net of insurance recoverables were $12.2 million long-term and $10.4 million short-term at December 31, 2015, and $10.9 million long-term and $9.0 million short-term at December 31, 2014.
Foreign Currency Translation
The operating assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in AOCI as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations. We currently do not hedge our Canadian foreign currency cash flow.
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
The Company calculates the fair value of its pension plan assets based on assumptions that market participants would use in pricing the assets (see Note 11 - Employee Benefit Plans). The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
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
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition related expenses and transaction costs associated with business combinations are expensed as incurred (see Note 3 - Acquisition).
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
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for 14.2%, 14.5% and 14.7% of total net sales in 2015, 2014 and 2013, respectively. In addition, no single customer accounted for 10% or more of accounts receivables at December 31, 2015 and 2014.
The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. accounted for approximately 29%, 28% and 28% of total product purchases in 2015, 2014 and 2013, respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 17%, 14% and 14% of total product purchases in 2015, 2014 and 2013, respectively.
Cigarette sales represented 68.0%, 67.5% and 68.0% of net sales in 2015, 2014 and 2013, respectively, and contributed 28.3%, 27.1% and 30.0% of gross profit in 2015, 2014 and 2013, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of its gross profit is generated from food/non-food products.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
On May 7, 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent): Topic 820 (“ASU 2015-07”). The standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company does not hold any such investments on its consolidated balance sheet, however, the assets held in a group trust for the Company’s defined benefit pension plan includes equities and corporate bonds.  ASU 2015-07 requires retrospective adoption and is effective for the Company beginning in 2016. The Company has determined that the adoption of ASU 2015-07 will not have a material impact on its consolidated financial statements.

On August 18, 2015, the FASB issued ASU No. 2015-15, Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of -Credit Arrangements: Subtopic 835-30 (“ASU 2015-15”). The guidance states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 requires retrospective application and is effective for annual periods beginning after December 15, 2015. The Company has determined the adoption of ASU 2015-15 will not have a material impact on its consolidated financial statements.
On November 20, 2015, the FASB issued ASU No.2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes: Topic 740 (“ASU 2015-17”). The new guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. ASU 2015-17 requires either prospective or retrospective application and is effective for annual periods beginning after December 15, 2016. The adoption of ASU 2015-17 will not have a material impact on the presentation of its consolidated financial statements.
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities: Subtopic 825-10 (“ASU 2016-01”). The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. ASU 2016-01 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.
3.    Acquisition
Acquisition of Karrys Bros., Limited.
On February 23, 2015, the Company acquired substantially all of the assets of Karrys Bros., Limited (“Karrys Bros.”), a regional convenience wholesaler servicing customers in Ontario, Canada, and the surrounding provinces, for cash consideration of approximately $8.0 million, or $10.0 million (Canadian dollars). The Karrys Bros. operations have been integrated into the Company’s existing distribution center in Toronto and have provided the Company with the opportunity to increase its market share in eastern Canada. The purchase price allocation of the acquired assets and liabilities assumed was as follows (in millions):

February 23, 2015
Accounts receivable	$3.9
Inventory	3.9
Property and equipment	2.3
Liabilities	(2.1)
Total consideration	$8.0
Transaction and integration costs in connection with the acquisition of Karrys Bros. were approximately $1.7 million for the year ended December 31, 2015. The results of operations of Karrys Bros. have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date. The Company does not consider the Karrys Bros. acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business.
Acquisition of J.T. Davenport & Sons, Inc.
On December 17, 2012, the Company acquired J.T. Davenport & Sons, Inc. ("Davenport"), a convenience wholesaler based in North Carolina, which is now a subsidiary of Core-Mark. This acquisition increased the Company's market presence primarily in the Southeastern U.S. and further enhanced the Company's ability to cost effectively service national and regional retailers.
Total purchase consideration to acquire Davenport was approximately $41.2 million. The total purchase consideration included a $4.0 million indemnity holdback for any post-closing liabilities to be released, less any indemnity claims, to the former owners of Davenport in equal installments over four years on the anniversary date of the closing of the acquisition. The Company paid $1.0 million of the holdback in December 2015 and there was $1.0 million of the holdback remaining as of December 31, 2015.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$10.8	$9.4	$10.9
Net additions charged to operations (1)	1.3	2.2	1.1
Less: Write-offs and adjustments	(1.2)	(0.8)	(2.6)
Balance, end of year	$10.9	$10.8	$9.4
______________________________________________
(1) The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2015	December 31, 2014
Vendor receivables, net	$59.0	$46.0
Insurance recoverables, current	1.5	1.4
Other miscellaneous receivables (1)	8.9	14.1
Total other receivables, net	$69.4	$61.5
______________________________________________
(1) Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third party logistics customers, and other miscellaneous receivables.
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2015	December 31, 2014
Deposits (1)	$4.7	$4.3
Prepaid taxes	10.6	4.1
Vendor prepayments	34.1	20.7
Racking allowances, current	6.4	6.4
Other prepayments (2)	9.2	8.2
Total deposits and prepayments	$65.0	$43.7
______________________________________________
(1) Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.
(2) Other prepayments include prepayments relating to insurance policies, software licenses, rent and other miscellaneous prepayments.

Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31, 2015	December 31, 2014
Insurance recoverables	$14.4	$16.6
Debt issuance costs	0.9	0.8
Insurance deposits	2.9	4.0
Racking allowances, net	6.5	5.5
Other assets	3.4	4.2
Total other non-current assets, net	$28.1	$31.1
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2015	December 31, 2014
Accrued payroll, retirement and other benefits (1)	$29.9	$32.5
Claims liabilities, current	11.9	10.4
Accrued customer incentives payable	20.3	18.2
Indirect taxes	7.3	7.2
Customer advances	11.0	5.1
Other accrued expenses (2)	26.5	20.0
Total accrued liabilities	$106.9	$93.4
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
5.    Inventories
Inventories consist of the following (in millions):

	December 31, 2015	December 31, 2014
Inventories at FIFO, net of reserves	$524.6	$533.1
Less: LIFO reserve	(117.2)	(115.3)
Total inventories at LIFO, net of reserves	$407.4	$417.8

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $117.2 million and $115.3 million higher at December 31, 2015 and 2014, respectively. The Company recorded LIFO expense of $1.9 million, $16.3 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had a decrement in certain of its LIFO inventory layers of $12.2 million and $4.6 million in 2015 and 2014, respectively, which had the effect of reducing its LIFO expense by $0.7 million in 2015 and $0.3 million in 2014.

6.    Property and Equipment
Property and equipment consist of the following (in millions):

	December 31, 2015	December 31, 2014
Delivery, warehouse and office equipment (1)	$235.3	$208.4
Leasehold improvements	54.4	44.3
Land and buildings (2)	28.9	27.9
Construction in progress	0.8	5.2
	319.4	285.8
Less: Accumulated depreciation and amortization	(159.9)	(136.9)
Total property and equipment, net	$159.5	$148.9
______________________________________________
(1) Includes equipment capital leases of $13.4 million for 2015 and $8.0 million for 2014.
(2) Includes $4.8 million for a capital lease related to a warehouse facility in both 2015 and 2014.
Depreciation and amortization expenses related to property and equipment were $26.0 million, $21.5 million and $20.0 million for 2015, 2014 and 2013, respectively.
7.    Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in certain business combinations in earlier years. The carrying amounts for goodwill during 2015 and 2014 were $22.9 million. The Company did not record any impairment charges related to goodwill during the years ended December 31, 2015 and 2014.
Other Intangible Assets
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2015 and 2014 are as follows (in millions):

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$21.1	$(7.3)	$13.8	$21.1	$(5.6)	$15.5
Non-competition agreements	3.2	(2.9)	0.3	3.2	(2.4)	0.8
Internally developed and other purchased software	25.8	(10.4)	15.4	16.3	(10.0)	6.3
Total other intangible assets	$50.1	$(20.6)	$29.5	$40.6	$(18.0)	$22.6
The amortization of intangible assets recorded in the consolidated statements of operations was $2.6 million, $2.6 million and $2.7 million in 2015, 2014 and 2013, respectively.
Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2016	$4.1
2017	4.0
2018	3.7
2019	3.6
2020	3.6

8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,	December 31,
	2015	2014
Amounts borrowed (Credit Facility)	$47.0	$55.9
Obligations under capital leases (Note 9)	13.4	12.3
Total long-term debt	$60.4	$68.2
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $200 million as of December 31, 2015. The Credit Facility has an expansion feature which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate ("LIBOR") or Canadian Dollar Offer Rate ("CDOR") based loans prepaid prior to the end of an interest period).
On May 21, 2015, the Company entered into a sixth amendment to the Credit Facility (the "Sixth Amendment"), which extended the term of the Credit Facility from May 2018 to May 2020. The Sixth Amendment fixed the unused facility fee at 25 basis points and provided for quarterly borrowing base reporting. The margin added to the LIBOR or CDOR rate remains at a range of 125 to 175 basis points. In addition, the Sixth Amendment raised and reset the baskets for stock repurchases in aggregate of $75.0 million, not to exceed $20.0 million in any year, an aggregate of $100.0 million for dividends and up to $150.0 million for permitted acquisitions. As of December 31, 2015, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $71.8 million, $90.3 million and $150.0 million, respectively.
On January 11, 2016, the Company entered into a seventh amendment to the Credit Facility (the "Seventh Amendment"), which increased its Credit Facility from $200 million to $300 million. The Seventh Amendment also includes an expansion feature that gives the Company the option to increase the size of the Credit Facility to a total of $400 million, if exercised. The Company incurred fees of approximately $0.4 million in connection with the amendments.
The Credit Facility contains restrictive covenants, including among others, limitations on dividends and other restricted payments, other indebtedness, liens, investments and acquisitions and certain asset sales. The Company identified that the total amount of its capital lease obligations exceeded the maximum specified in the agreement’s restrictive covenant for capital leases as of December 31, 2015.  The Seventh Amendment resolved this by waiving the prior technical default and increasing the limit on the restrictive covenant for capital leases. The Company was in compliance with all other covenants under the Credit Facility as of December 31, 2015.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2015	2014
Amounts borrowed	$47.0	$55.9
Outstanding letters of credit	18.5	17.4
Amounts available to borrow (1)	123.9	114.8
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2015 and 2014 were $39.6 million and $14.8 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $120.9 million and zero to $80.3 million, respectively.
The weighted-average interest rate on the Credit Facility for both the years ended December 31, 2015 and 2014 was 1.6%. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.6 million, $0.7 million, and $0.8 million for 2015, 2014 and 2013, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized debt issuance costs were $1.2 million and $1.1 million as of December 31, 2015 and 2014, respectively.

9.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. The Company had purchase obligations of $43.1 million and $40.1 million as of December 31, 2015 and 2014, respectively, related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment and computer software and services. Purchase orders for the purchase of inventory and other services are not included in the purchase obligations as of December 31, 2015 and 2014, respectively, because purchase orders represent authorizations to purchase rather than binding agreements.  For purposes of this commitment, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.  The Company also enters into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases
The Company leases most of its sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2029, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms, if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company expects the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2015 (in millions):

Year ending December 31,
2016	$44.7
2017	43.0
2018	39.9
2019	35.7
2020	30.1
2021 and thereafter	91.7
Total	$285.1
For 2015, 2014 and 2013, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $57.9 million, $50.4 million and $45.7 million, respectively.
Capital Leases
As of December 31, 2015 and 2014, the Company had approximately $15.6 million and $14.0 million, respectively, in capital lease obligations, related to a warehouse facility, refrigeration and other office and warehouse equipment with lease agreements expiring at various dates through 2027, excluding renewal options.
Future minimum lease payments under non-cancelable capital leases were as follows as of December 31, 2015 (in millions):

Year ending December 31,
2016	$3.1
2017	2.5
2018	2.3
2019	2.2
2020	1.9
2021 and thereafter	7.6
Total	19.6
Less: Interest	(4.0)
Present value of future minimum lease payments	15.6
Less: current portion	(2.2)
Non-current portion	$13.4
Contingencies
Off-Balance Sheet Arrangements
Letter of Credit Commitments. As of December 31, 2015, the Company’s standby letters of credit issued under the Company’s Credit Facility were $18.5 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected on the consolidated balance sheets.
Litigation
The Company and its insurers are plaintiffs in a lawsuit against Sonitrol Corporation. The case arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. In 2010, a jury found in favor of the Company and its insurers. Sonitrol appealed the judgment to the Colorado Appellate Court and on July 19, 2012, the Appellate Court upheld the trial court’s ruling on two of the three issues being appealed but set aside the judgment and remanded the case back to the District Court for trial on the sole issue of damages. On April 29, 2013, the Colorado Supreme Court denied Sonitrol’s appeal and the case was returned to the District Court to resolve the sole issue of damages. On April 11, 2014, the damages trial concluded with a jury award of $2.75 million in favor of the Company and its insurers, finding that Sonitrol was liable for damages related only to the burglary and not the subsequent arson. The District Court denied the Company’s motion for post-judgment relief on June 26, 2014. The Company and its insurers appealed the District Court’s decision and on February 11, 2016, the Appellate Court denied the Company's and its insurers' appeal and dismissed Sonitrol’s cross-appeal, upholding the jury award of $2.75 million in favor of the Company and its insurers. The Company is unable to predict when this litigation will be finally resolved and its ultimate outcome.  Any monetary recovery from this lawsuit will be recognized only if and when it is finally paid to the Company.
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

10.    Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$19.4	$22.0	$18.7
State	3.2	3.1	2.4
Total current tax provision	22.6	25.1	21.1

Deferred:
Federal	7.8	(0.6)	2.8
State	1.1	(0.5)	0.8
Foreign	(0.1)	(0.3)	(0.3)
Total deferred tax provision (benefit)	8.8	(1.4)	3.3

Total income tax provision	$31.4	$23.7	$24.4

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions):

	Year Ended December 31,
	2015		2014		2013
Federal income tax provision at the statutory rate	$29.0	35.0%	$23.2	35.0%	$23.1	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.9	3.5	2.3	3.5	2.5	3.9
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	—	—	(0.9)	(1.4)	(0.4)	(0.6)
Effect of foreign operations	(0.1)	(0.1)	(0.3)	(0.5)	(0.3)	(0.5)
Change in valuation allowance	(0.1)	(0.1)	—	—	—	—
Tax credits and other, net	(0.3)	(0.4)	(0.6)	(0.9)	(0.5)	(0.8)
Income tax provision	$31.4	37.9%	$23.7	35.7%	$24.4	37.0%

The Company’s effective tax rate was 37.9% for 2015 compared to 35.7% for 2014. The increase in effective tax rate for 2015 is due primarily to a decrease in the recovery of unrecognized tax benefits and lower favorable adjustments to prior years' estimates.

The provision for income taxes included a net benefit of $0.3 million and $1.8 million for 2015 and 2014, respectively, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior years’ estimates.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Employee benefits, including post-retirement benefits	$15.2	$12.4
Trade and other receivables	4.1	4.1
Goodwill and intangibles	2.0	2.6
Self-insurance reserves	1.5	1.2
Other	4.0	3.7
Subtotal	26.8	24.0
Less: valuation allowance	—	(0.1)
Net deferred tax assets	$26.8	$23.9
Deferred tax liabilities:
Inventories	$9.0	$1.3
Property and equipment	27.2	22.6
Goodwill and intangibles	6.0	6.5
Other	1.6	1.6
Total deferred tax liabilities	$43.8	$32.0

Total net deferred tax liabilities	$(17.0)	$(8.1)
Net current deferred tax assets	1.6	8.1
Net non-current deferred tax liabilities	$(18.6)	$(16.2)

At each balance sheet date, a valuation allowance was established against the deferred tax assets based on management’s assessment whether it is more likely than not that these deferred tax assets would not be realized. The Company had a valuation allowance of $0.1 million at December 31, 2014 which was written off in 2015 together with the related foreign tax credits that expired in 2015.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at December 31, 2015 and 2014, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitation in future years could impact the total gross amount of unrecognized tax benefits by $0.2 million through the year ended December 31, 2016 as a result of the statute limitations for certain tax positions in future years and expected settlement of certain tax audit issues. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2015, 2014 and 2013 is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$0.4	$0.6	$1.6
Increase in unrecognized tax benefits	—	—	0.2
Lapse of statute of limitations	—	(0.2)	(0.2)
Settlement(1)	—	—	(1.0)
Balance at end of year	$0.4	$0.4	$0.6
____________________________________________

(1)	Relates to the settlement in 2013 of certain pre-acquisition tax liabilities which were reimbursed by the former owners of Forrest City Grocery Company.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 to 2015 tax years remain subject to examination by federal and state tax authorities. The 2011 tax year is still open for certain state tax authorities. The 2008 to 2015 tax years remain subject to examination by the tax authorities in Canada.
For the year ended December 31, 2015, the Company did not recognize any net benefit in its provision for income taxes related to the interest associated with certain unrecognized tax positions. For the years ended December 31, 2014 and 2013, the Company recognized net benefits of $0.2 million and $0.1 million respectively. As of December 31, 2015 and December 31, 2014, the Company had a liability of $0.3 million for estimated interest and penalties related to unrecognized tax benefits, consisting of $0.2 million for interest and $0.1 million for penalties.

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

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligation and fair value of assets, the funded status of the plans and the amounts recognized in the balance sheets and AOCI as of December 31, 2015 and 2014 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Change in Benefit Obligation:
Obligation at beginning of year	$43.6	$40.1	$3.0	$3.4
Interest cost	1.7	1.8	0.1	0.1
Actuarial (gain) loss	(2.0)	5.4	0.1	(0.4)
Benefit payments	(2.8)	(3.7)	(0.2)	(0.1)
Group annuity contract discontinuance	(1.3)	—	—	—
Settlement of accumulated benefits	(2.2)	—	—	—
Benefit obligation at end of year	$37.0	$43.6	$3.0	$3.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	$40.4	$38.0	$—	$—
Actual return on plan assets	(1.8)	2.8	—	—
Employer contributions	—	3.3	0.2	0.1
Benefit payments	(2.8)	(3.7)	(0.2)	(0.1)
Group annuity contract discontinuance	(1.3)	—	—	—
Settlement of accumulated benefits	(2.2)	—	—	—
Fair value of plan assets at end of year	$32.3	$40.4	$—	$—

Funded status at end of year	$(4.7)	$(3.2)	$(3.0)	$(3.0)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(0.2)	$(0.2)
Non-current liabilities	(4.7)	(3.2)	(2.8)	(2.8)
Total liabilities	$(4.7)	$(3.2)	$(3.0)	$(3.0)

Amounts recognized in AOCI consist of:
Net actuarial loss (gain)	$17.5	$17.9	$(0.2)	$(0.4)
Total	$17.5	$17.9	$(0.2)	$(0.4)

Additional Information:
Accumulated benefit obligation	$37.0	$43.6
During 2015, the underfunded status of the defined-benefit pension plan increased $1.5 million to $4.7 million, due primarily to a negative return on plan assets of $1.8 million caused by a general decline in equity markets, and interest costs of $1.7 million offset against an actuarial gain of $2.0 million. The actuarial gain is attributable to a $0.8 million gain from the adoption of the Society of Actuaries RP-2014 mortality table with MP-2015 projection, a $1.3 million gain from an increase in discount rates and $0.1 million loss due to other items. In December 2015, the Company discontinued its group annuity contract, settled the $1.3 million contract liability, and the excess assets were transferred to the Group Trust. The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. During 2015, the Company settled accumulated benefits of $2.2 million (pre-tax) for participants who received lump sum payments. The Company incurred settlement charges of $1.6 million during 2015 due to lump sum payments and the discontinuance of the group annuity contract.

The following table provides components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Interest cost	$1.7	$1.8	$1.6	$0.1	$0.1	$0.2
Expected return on plan assets	(2.1)	(2.5)	(2.3)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(0.1)
Amortization of net actuarial (gain) loss	0.6	0.4	0.6	—	(0.1)	—
Curtailment gain	—	—	—	—	—	(0.9)
Settlement charge	1.6	—	—	—	—	—
Net periodic benefit (income) cost	$1.8	$(0.3)	$(0.1)	$0.1	$—	$(0.8)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	$1.9	$5.2	$(2.8)	$0.2	$(0.4)	$(0.8)
Settlement charge	(1.6)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	0.1
Amortization of actuarial gain (loss)	(0.6)	(0.4)	(0.6)	—	0.1	—
Total net loss (gain) recognized in
other comprehensive income	$(0.3)	$4.8	$(3.4)	$0.2	$(0.3)	$(0.7)
For both the pension and other post-retirement benefit plans, prior service costs are amortized on a straight-line basis over the average remaining future service of active employees expected to receive benefits under the plan. For the pension benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. For the post-retirement benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining future service of active employees expected to receive benefits under the plan. The Company uses its fiscal year-end date as the measurement date for the plans. The Company estimated that average future life expectancy is 21.3 years for the pension benefits plan and remaining service life of active participants is 5.3 years for the post-retirement benefits plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Benefit Obligations:
Discount rate	4.32%	4.00%	4.60%	4.32%	3.99%	4.60%
Expected return on assets	6.00%	5.50%	6.55%	N/A	N/A	N/A

Net Periodic Benefit Costs:
Discount rate	4.05%	4.60%	3.80%	3.99%	4.60%	3.85%
Expected return on assets	5.95%	6.55%	7.00%	N/A	N/A	N/A
The weighted-average discount rates used to determine the Pension Plans’ obligations and expenses are based on a yield curve methodology, which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. The net periodic benefit cost was re-measured at September 30, 2015 and December 31, 2015 to reflect settlement accounting due to lump sum payments and the discontinuance of the group annuity contract. During 2015, a discount rate of 4.00% was used from January 1 to September 30, a discount rate of 4.20% was used from October 1 to December 30, and a discount rate of 4.32% was used at December 31. The increase in discount rate in 2015 compared to 2014 was due to an increase in bond yields during 2015. The increase in the expected long-term return on assets assumption in 2015 compared to 2014 was due primarily to an increase in the return seeking asset allocation per the Plan’s dynamic investment policy. The Company uses a building block approach in determining the overall expected long term return on assets. Under this approach, a weighted-average expected rate of return is developed based on historical and expected future returns for each major asset class and the proportion of assets of the class held by the Pension Plans. The Company then reviews the results and may make adjustments to reflect the expected additional return gained through active investment management.
Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the end of year benefit obligation for the post-retirement benefit plans are as follows:

	December 31, 2015	December 31, 2014
Assumed current trend rate for next year for participants under 65	6.80%	7.25%
Assumed current trend rate for next year for participants 65 and over	7.85%	6.75%
Ultimate year trend rate	5.00%	5.00%
Year that ultimate trend rate is reached for participants under 65	2024	2024
Year that ultimate trend rate is reached for participants 65 and over	2023	2022
A one percent point change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.3	$(0.3)
Plan Assets:
The Company has adopted a dynamic investment strategy to reduce the pension plan’s investment risk as the funded status improves. The strategy will reduce the allocation to return seeking assets (primarily equities) and increase the allocation to liability hedging assets (primarily fixed income) over time with the intention of reducing the volatility of the funded status and pension costs. Based on the plan’s funded status, the Company’s current target allocations are: 0-5% cash, 29-37% equity and 63-71% fixed income. The Company’s investment target also sets forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities.
The fair value measurements of the Pension Plans’ assets by asset category at December 31, 2015 are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.0	$1.0	$—	$—
Group trust	31.3	—	31.3	—
Total	$32.3	$1.0	$31.3	$—
During 2015, the Company discontinued its group annuity contract which consisted primarily of investment grade fixed income securities. The Company settled the contract liability for $1.3 million and the excess assets were transferred to the Group Trust.

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
During 2014, the Company reinvested the majority of the plan assets in an investment instrument (“Group Trust”), comprised of a diversified portfolio of investments across various asset classes, including U.S. and foreign equities and U.S. high yield and investment grade corporate bonds. The Group Trust is valued at the net asset value provided by the administrator of the fund. The net asset fair value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.
Estimated Future Contributions and Benefit Payments
The Company currently does not expect to make contributions to its pension plan in 2016 and expects to contribute a minimum of $0.2 million to its other post-retirements benefits plan.
Estimated future benefit payments reflecting future service are as follows (in millions):

Year ending December 31,	Pension Benefits	Other Post-retirement Benefits
2016	$2.8	$0.2
2017	2.8	0.2
2018	3.1	0.2
2019	2.9	0.2
2020	2.9	0.2
2021 through 2025	12.6	1.0
Expected amortization from AOCI into net periodic benefit cost for the year ending December 31, 2016 (in millions):

	Pension Benefits	Other Post-retirement Benefits
Expected amortization of net actuarial loss	$0.7	$—
Total expected amortizations for the year ended	$0.7	$—
Multi-employer Defined Benefit Plan
The Company contributed $0.4 million in each of the years ended December 31, 2015 and 2014, and $0.3 million in the year ended December 31, 2013, respectively, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2015, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $18,000. Eligible U.S. employees over 50 years of age could also contribute an additional $6,000 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of $24,930 Canadian dollars. As of December 31, 2015, the Company matches 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. Effective January 1, 2016, the maximum contribution available to employees in Canada increased to $25,370. For the years ended December 31, 2015, 2014 and 2013, the Company made matching payments of $3.1 million, $3.0 million and $2.8 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Years Ended December 31,
	2015			2014			2013
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$51.5	23.1	$2.23	$42.7	23.1	$1.85	$41.6	23.0	$1.81
Effect of dilutive
common share
equivalents:
Restricted
stock units	—	0.1	(0.01)	—	0.1	(0.01)	—	—	(0.01)
Stock options	—	—	—	—	0.1	(0.01)	—	0.2	(0.01)
Performance shares	—	0.1	(0.01)	—	—	—	—	—	—
Diluted EPS	$51.5	23.3	$2.21	$42.7	23.3	$1.83	$41.6	23.2	$1.79
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options excluded in the computation of diluted earnings per share for 2015, 2014 and 2013.

13.	Stock Incentive Plans
2010 Long-Term Incentive Plan
On May 25, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) which provided for the granting of awards of the Company’s common stock to officers, employees and non-employee directors. On May 20, 2014, the Company’s stockholders approved an amendment to the 2010 LTIP increasing the shares reserved for issuance to 3,131,904 shares of the Company’s common stock and reapproved the performance measures that may apply to awards granted thereunder. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, RSUs, other stock-based awards and performance shares. The 2010 LTIP limits awards to 200,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2015, have been RSUs and performance shares, which generally vest over three years. The Company issues new shares upon stock option exercises and vesting of RSUs and performance shares.
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
The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	Weighted-average exercise price of outstanding options and vesting of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2005 Long-Term Incentive Plan
-RSUs	6,104	$0.01	—
2007 Long-Term Incentive Plan(1)	11,415	$8.92	—
2010 Long-Term Incentive Plan(2)	347,423	$0.72	1,333,236
______________________________________________

(1)	Includes non-qualified stock options and RSUs.

(2)	Includes non-qualified stock options, RSUs and performance shares.
The following table summarizes the activity for all stock options, RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2015:

		December 31, 2014		Activity during 2015							December 31, 2015
		Outstanding		Granted			Vested / Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2004 LTIP	Options	2,252	$9.60	—		$—	(2,252)	$9.60	—	$—	—	$—	—	$—
2005 LTIP	RSUs	6,106	0.01	—		—	—	—	(2)	—	6,104	0.01	6,104	0.01
2007 LTIP	RSUs	812	0.01	—		—	—	—	—	—	812	0.01	812	0.01
	Options	41,500	10.48	—		—	(30,897)	10.79	—	—	10,603	9.60	10,603	9.60
2010 LTIP	RSUs	192,618	0.01	63,735	(1)	0.01	(91,064)	0.01	(1,000)	0.01	164,289	0.01	—	—
	Options	15,000	16.39	—		—	—	—	—	—	15,000	16.39	15,000	16.39
	Performance shares	139,796	0.01	90,263	(2)	0.01	(39,930)	0.01	(21,995)	0.01	168,134	0.01	—	—
Total		398,084		153,998			(164,143)		(22,997)		364,942		32,519
______________________________________________
 Note: Price is weighted-average price per share.

(1)	Consists of non-performance RSUs.

(2)
In January 2015, the Company awarded a maximum of 90,263 performance shares that would have been received if the highest level of performance was achieved. Based on the actual achievement of the performance criteria, 71,128 performance shares were determined to be earned as of December 31, 2015.

The aggregate intrinsic value of stock options exercised in 2015, 2014 and 2013 was $1.8 million, $5.2 million and $2.3 million, respectively. The aggregate intrinsic value of RSUs exercised in 2015, 2014 and 2013 was $5.8 million, $5.3 million and $7.6 million, respectively. The aggregate intrinsic value of performance shares exercised in 2015, 2014 and 2013 was $2.7 million, $1.1 million and $2.6 million, respectively.

The following table summarizes stock options, RSUs and performance shares that have vested and are expected to vest as of December 31, 2015:

		December 31, 2015
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2005 LTIP	RSUs	6,104	—	—	—	$500	$—
2007 LTIP	RSUs	812	—	—	—	67	—
	Options	10,603	—	1.0	—	767	—
2010 LTIP	RSUs	—	158,670	—	—	—	5,222
	Performance shares	—	166,453	—	—	—	5,828
	Options	15,000	—	2.8	—	983	—
Total		32,519	325,123			$2,317	$11,050
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise price of options or RSUs and the Company’s closing common stock price on December 31, 2015 of $81.94, multiplied by the number of instruments that are vested or expected to vest. Options and RSUs having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	Options, RSUs and performance shares that are expected to vest are net of estimated future forfeitures.
The aggregate fair value of options vested in 2015, 2014 and 2013 was zero, $0.3 million and $0.2 million, respectively. The aggregate fair value of RSUs vested in 2015, 2014 and 2013 was $5.8 million, $5.4 million and $8.5 million, respectively. The aggregate fair value of performance shares vested in 2015, 2014 and 2013 was $2.7 million, $1.1 million and $0.9 million, respectively.
Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below for shares granted during 2015, 2014 and 2013. For stock options, the Company uses the Black-Scholes option-pricing model to determine the grant date fair value. Option-pricing models require the input of assumptions that are estimated at the date of grant. The Company did not grant stock options in 2015, 2014, or 2013.

	Year Ended December 31,
	2015	2014	2013
Weighted-average fair value per share of grants:
RSUs	$64.94	$37.14	$49.39
Performance shares (1)	$65.19	$36.80	N/A
______________________________________________

(1)	Performance shares awarded in 2013 were ultimately canceled as the Company did not achieve the related performance targets for 2013.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $8.7 million, $6.1 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized for 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 90 plan participants that have been awarded grants since the inception of the Company’s plans.
As of December 31, 2015, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $4.8 million, which is expected to be recognized over a weighted-average period of 1.3 years.

14.	Stockholders’ Equity
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
The Board of Directors approved the following cash dividends in 2015 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 27, 2015	$0.13	March 12, 2015	$3.1	March 26, 2015
May 7, 2015	$0.13	May 22, 2015	$3.0	June 15, 2015
August 6, 2015	$0.13	August 21, 2015	$3.0	September 14, 2015
November 5, 2015	$0.16	November 20, 2015	$3.7	December 15, 2015
______________________________________________
(1) Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
The Company paid total dividends of $12.8 million, $10.7 million and $7.1 million in 2015, 2014 and 2013, respectively. Dividends declared and paid per common share were $0.55, $0.46 and $0.30 in 2015, 2014 and 2013, respectively.
On February 24, 2016 the Board of Directors declared a quarterly cash dividend of $0.16 per common share, which is payable on March 28, 2016 to shareholders of record as of close of business on March 11, 2016.
Repurchase of Common Stock
In May 2013, the Company’s Board of Directors authorized a $30 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of December 31, 2015 and 2014, the Company had $11.5 million and $20.7 million, respectively, available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Number of shares repurchased	151,183	175,917
Average price per share	$60.70	$45.49
Total repurchase costs (in millions)	$9.2	$8.0

15.	Other Comprehensive Income (Loss)
The components of other comprehensive income (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2015			2014			2013
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial gain (loss) during the year	$(2.1)	$0.9	$(1.2)	$(4.8)	$1.7	$(3.1)	$3.6	$(1.5)	$2.1
Settlement charge	1.6	(0.6)	1.0	—	—	—	—	—	—
Amortization of prior service cost
included in net income	—	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net actuarial loss
included in net income	0.6	(0.2)	0.4	0.3	(0.1)	0.2	0.6	(0.2)	0.4
Net (loss) gain during the year	0.1	0.1	0.2	(4.5)	1.6	(2.9)	4.1	(1.7)	2.4
Foreign currency translation loss	(4.9)	—	(4.9)	(3.0)	—	(3.0)	(1.5)	—	(1.5)
Other comprehensive (loss) income	$(4.8)	$0.1	$(4.7)	$(7.5)	$1.6	$(5.9)	$2.6	$(1.7)	$0.9
The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2012	$(10.3)	$3.7	$(6.6)
Other comprehensive income (loss)	2.4	(1.5)	0.9
Balance as of December 31, 2013	(7.9)	2.2	(5.7)
Other comprehensive loss	(2.9)	(3.0)	(5.9)
Balance as of December 31, 2014	(10.8)	(0.8)	(11.6)
Other comprehensive income (loss)	0.2	(4.9)	(4.7)
Balance as of December 31, 2015	$(10.6)	$(5.7)	$(16.3)

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

Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net sales:
United States	$9,829.7	$8,989.0	$8,618.3
Canada	1,203.5	1,250.9	1,114.3
Corporate (1)	36.2	40.2	35.0
Total	$11,069.4	$10,280.1	$9,767.6

Income (loss) before income taxes:
United States	$79.4	$70.8	$57.3
Canada	1.7	3.2	0.9
Corporate (2)	1.8	(7.6)	7.8
Total	$82.9	$66.4	$66.0

Interest expense:
United States	$35.0	$32.0	$30.2
Canada	0.7	0.7	0.6
Corporate (3)	(33.2)	(30.3)	(28.1)
Total	$2.5	$2.4	$2.7

Depreciation and amortization:
United States	$29.3	$24.9	$20.2
Canada	2.4	2.8	2.7
Corporate (4)	6.2	4.3	4.3
Total	$37.9	$32.0	$27.2

Capital expenditures:
United States	$28.6	$53.3	$15.7
Canada	1.7	0.6	2.3
Total	$30.3	$53.9	$18.0
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. The change from 2015 to 2014 is primarily attributable to a decrease in LIFO expense.

(3)	Consists primarily of intercompany eliminations for interest.

(4)
Consists primarily of depreciation for the consolidation centers and amortization of intangible assets. The change from 2015 to 2014 is primarily attributable to upgrades of ordering technology and the acquisition of Karrys Bros.

Identifiable assets by geographic area are as follows (in millions):

	December 31,	December 31,	December 31,
	2015	2014	2013
Identifiable assets:
United States	$981.4	$913.8	$844.8
Canada	95.9	115.8	112.0
Total	$1,077.3	$1,029.6	$956.8

The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$7,528.5	$6,942.0	$6,642.0
Food	1,586.1	1,462.0	1,342.3
Candy (1)	557.0	534.3	513.2
Other tobacco products	870.3	827.5	787.8
Health, beauty & general (1)	368.8	361.0	341.3
Beverages	156.6	151.8	139.1
Equipment/other	2.1	1.5	1.9
Total food/non-food products	$3,540.9	$3,338.1	$3,125.6
Total net sales	$11,069.4	$10,280.1	$9,767.6
_____________________________________________

(1)
In 2014, certain products were moved from the Candy category to the Health, beauty & general category to align them with the industry classifications used by the National Association of Convenience Stores. The 2013 presentation has been realigned to reflect these changes. Without the changes, net sales for Candy would have been $527.2 million for the year ended December 31, 2013. Net sales for Health, beauty & general products would have been $327.3 million for the year ended December 31, 2013.

17.	Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2015 and 2014:

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Net sales — Cigarettes (1)	$1,934.5	$2,049.6	$1,899.1	$1,645.3
Net sales — Food/non-food (1)	880.6	942.0	911.3	807.0
Net sales (1)	2,815.1	2,991.6	2,810.4	2,452.3
Cost of goods sold (1)	2,645.0	2,820.0	2,651.5	2,315.0
Gross profit (2)	170.1	171.6	158.9	137.3
Warehousing and distribution expenses (3)	91.7	92.8	88.6	79.5
Selling, general and administrative expenses (4)	48.4	52.8	47.5	47.3
Amortization of intangible assets	0.8	0.6	0.6	0.6
Total operating expenses	140.9	146.2	136.7	127.4
Income from operations	29.2	25.4	22.2	9.9
Interest expense	(0.6)	(0.6)	(0.7)	(0.6)
Interest income	0.1	0.1	0.1	0.2
Foreign currency losses, net	(0.5)	(0.7)	(0.2)	(0.4)
Income before income taxes	28.2	24.2	21.4	9.1
Income tax provision	(10.5)	(9.1)	(8.2)	(3.6)
Net income	17.7	15.1	13.2	5.5
Basic net income per common share (5)	$0.77	$0.65	$0.57	$0.24
Diluted net income per common share (5)	$0.75	$0.65	$0.57	$0.24
Shares used to compute basic net income
per common share	23.2	23.1	23.1	23.2
Shares used to compute diluted net income
per common share	23.4	23.3	23.3	23.3

Excise taxes (1)	$566.7	$607.1	$554.2	$483.7
Cigarette inventory holding gains (6)	4.7	0.6	3.8	1.0
Cigarette tax stamp inventory holding gains (7)	0.7	8.3	—	—
LIFO (income) expense (8)	(7.3)	3.3	3.5	2.4
Depreciation and amortization	9.6	9.9	9.7	8.7
Stock-based compensation	2.0	2.7	2.1	1.9
Capital expenditures	5.6	10.3	11.7	2.7
____________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Includes OTP tax refunds, net of tax assessments, of $0.8 million in Q2 and $0.9 million in Q1 2015.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold, this presentation may differ from that of other registrants.

(4)
Selling, general and administrative (“SG&A”) expenses include acquisition and integration of $1.8 million, related primarily to the addition of Karrys Bros. consisting of $0.3 million in Q4, $0.4 million in Q3, $0.8 million in Q2, and $0.3 million in Q1. SG&A expenses also include $1.6 million related to pension settlements, consisting of $0.7 million in Q4 and $0.9 million in Q3.

(5)	Totals may not agree with full year amounts due to rounding.

(6)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

(7)	Cigarette tax stamp inventory holding gains relate to income earned on cigarette tax stamp inventory quantities on hand at the time taxing jurisdictions increase their excise taxes.

(8)	LIFO expense decreased in 2015 was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Net sales — Cigarettes (1)	$1,764.6	$1,858.3	$1,770.8	$1,548.3
Net sales — Food/non-food (1)	844.0	889.1	852.4	752.6
Net sales (1)	2,608.6	2,747.4	2,623.2	2,300.9
Cost of goods sold (1)	2,454.0	2,596.0	2,479.9	2,176.5
Gross profit (2)	154.6	151.4	143.3	124.4
Warehousing and distribution expenses (3)	81.5	83.5	78.1	75.3
Selling, general and administrative expenses (4)	49.5	47.0	44.0	43.9
Amortization of intangible assets	0.6	0.7	0.7	0.6
Total operating expenses	131.6	131.2	122.8	119.8
Income from operations	23.0	20.2	20.5	4.6
Interest expense	(0.6)	(0.5)	(0.6)	(0.7)
Interest income	0.2	0.1	0.2	0.1
Foreign currency gains (losses), net	(0.1)	0.2	(0.2)	—
Income before income taxes	22.5	20.0	19.9	4.0
Income tax provision	(7.9)	(6.3)	(7.9)	(1.6)
Net income	14.6	13.7	12.0	2.4
Basic net income per common share (5)	$0.63	$0.59	$0.52	$0.11
Diluted net income per common share (5)	$0.62	$0.59	$0.52	$0.10
Shares used to compute basic net income
per common share	23.1	23.1	23.1	23.0
Shares used to compute diluted net income
per common share	23.4	23.3	23.2	23.2

Excise taxes (1)	$530.3	$567.6	$539.9	$472.5
Cigarette inventory holding gains (6)	4.2	0.2	3.3	0.5
Candy inventory holding gains (7)	0.8	5.2	—	—
LIFO expense	2.7	6.5	4.3	2.8
Depreciation and amortization	8.6	8.3	7.9	7.2
Stock-based compensation	1.8	1.5	1.5	1.3
Capital expenditures (8)	29.8	9.3	9.8	5.0
______________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Includes OTP tax refunds, net of tax assessments, of $6.2 million in Q4 and $2.3 million in Q3 2014.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold, this presentation may differ from that of other registrants.

(4)
SG&A expenses include acquisition and integration expenses of $1.4 million related primarily to Ohio and the addition of new customers, consisting of $0.7 million in Q4, $0.6 million in Q3, $0.1 million in Q2, and none in Q1.

(5)	Totals may not agree with full year amounts due to rounding.

(6)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

(7)
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
FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2015
Allowances for:
Trade receivables	$10.8	$1.3	$(1.3)	$0.1	$10.9
Inventory reserves	0.6	18.6	(18.5)	—	0.7
	$11.4	$19.9	$(19.8)	$0.1	$11.6

Year Ended December 31, 2014
Allowances for:
Trade receivables	$9.4	$2.2	$(0.7)	$(0.1)	$10.8
Inventory reserves	0.8	16.4	(16.6)	—	0.6
	$10.2	$18.6	$(17.3)	$(0.1)	$11.4

Year Ended December 31, 2013
Allowances for:
Trade receivables	$10.9	$1.1	$(2.6)	$—	$9.4
Inventory reserves	0.8	12.7	(12.7)	—	0.8
	$11.7	$13.8	$(15.3)	$—	$10.2

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
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

3.3	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.2	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.3	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.4	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 9, 2007).

10.5	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company's Proxy Statement on Schedule 14A filed on April 8, 2014).

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

10.18
Sixth Amendment to Credit Agreement, dated May 21, 2015, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 22, 2015).

10.19
Seventh Amendment to Credit Agreement, dated January 11, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 12, 2016).

10.20
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

CORE-MARK HOLDING COMPANY, INC.

Date:	February 26, 2016	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ THOMAS B. PERKINS	President, Chief Executive Officer and	February 26, 2016
Thomas B. Perkins	Director (Principal Executive Officer)

/S/ STACY LORETZ-CONGDON	Senior Vice President and Chief Financial	February 26, 2016
Stacy Loretz-Congdon	Officer (Principal Financial Officer)

/S/ CHRISTOPHER MILLER	Vice President, Chief Accounting Officer	February 26, 2016
Christopher Miller	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	February 26, 2016
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	February 26, 2016
Robert A. Allen

/S/ STUART W. BOOTH	Director	February 26, 2016
Stuart W. Booth

/S/ GARY F. COLTER	Director	February 26, 2016
Gary F. Colter

/S/ ROBERT G. GROSS	Director	February 26, 2016
Robert G. Gross

/S/ HARVEY L. TEPNER	Director	February 26, 2016
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	February 26, 2016
J. Michael Walsh