Form 10-Q
period 2016-03-31
Core-Mark Holding Company, Inc.
filed 2016-05-10
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
     Yes  ☐    No  ☒
As of May 6, 2016, 23,133,068 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11.5	$12.5
Restricted cash	8.7	8.5
Accounts receivable, net of allowance for doubtful accounts of $11.3 and $10.9 as of March 31, 2016 and December 31, 2015, respectively	337.2	272.7
Other receivables, net	71.5	69.4
Inventories, net (Note 3)	389.3	407.4
Deposits and prepayments	78.4	65.0
Deferred income taxes	1.8	1.8
Total current assets	898.4	837.3
Property and equipment, net	158.2	159.5
Goodwill	22.9	22.9
Other intangible assets, net	30.0	29.5
Other non-current assets, net	28.3	28.1
Total assets	$1,137.8	$1,077.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$201.3	$129.6
Book overdrafts	30.2	29.2
Cigarette and tobacco taxes payable	190.2	193.6
Accrued liabilities	128.3	106.9
Deferred income taxes	0.3	0.3
Total current liabilities	550.3	459.6
Long-term debt (Note 4)	28.0	60.4
Deferred income taxes	19.4	18.6
Other long-term liabilities	10.5	10.6
Claims liabilities	26.8	26.6
Pension liabilities	7.4	7.5
Total liabilities	642.4	583.3
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 26,097,193 and 25,976,677 shares issued; 23,156,234 and 23,058,335 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	0.3	0.3
Additional paid-in capital	271.0	271.8
Treasury stock at cost (2,940,959 and 2,918,342 shares of common stock at March 31, 2016 and December 31, 2015, respectively)	(63.5)	(61.8)
Retained earnings	301.9	300.0
Accumulated other comprehensive loss	(14.3)	(16.3)
Total stockholders’ equity	495.4	494.0
Total liabilities and stockholders’ equity	$1,137.8	$1,077.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$3,011.3	$2,452.3
Cost of goods sold	2,860.2	2,315.0
Gross profit	151.1	137.3
Warehousing and distribution expenses	91.6	79.5
Selling, general and administrative expenses	49.4	47.3
Amortization of intangible assets	0.9	0.6
Total operating expenses	141.9	127.4
Income from operations	9.2	9.9
Interest expense	(0.8)	(0.6)
Interest income	0.1	0.2
Foreign currency transaction gains (losses), net	0.7	(0.4)
Income before income taxes	9.2	9.1
Provision for income taxes (Note 6)	(3.5)	(3.6)
Net income	$5.7	$5.5

Basic and diluted net income per common share (Note 8)	$0.24	$0.24

Basic weighted-average shares (Note 8)	23.2	23.2

Diluted weighted-average shares (Note 8)	23.3	23.3

Dividends declared and paid per common share (Note 10)	$0.16	$0.13
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$5.7	$5.5
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1
Foreign currency translation gain (loss)	1.9	(2.7)
Other comprehensive income (loss), net of tax	2.0	(2.6)
Comprehensive income	$7.7	$2.9
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5.7	$5.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	3.4	2.4
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	1.9	1.9
Bad debt expense, net	0.4	0.5
Depreciation and amortization	9.6	8.7
Foreign currency transaction (gains)/losses, net	(0.7)	0.4
Deferred income taxes	0.8	(0.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(63.6)	(6.2)
Other receivables, net	(0.1)	0.1
Inventories, net	17.1	116.9
Deposits, prepayments and other non-current assets	(13.6)	(14.0)
Excess tax deductions associated with stock-based compensation	(2.4)	(1.9)
Accounts payable	70.3	13.4
Cigarette and tobacco taxes payable	(5.2)	(36.1)
Pension, claims, accrued and other long-term liabilities	25.5	(8.9)
Net cash provided by operating activities	49.2	82.1
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(8.0)
Change in restricted cash	(0.1)	2.0
Additions to property and equipment, net	(8.8)	(2.7)
Capitalization of software and related development costs	(2.2)	(1.9)
Proceeds from sale of fixed assets	—	0.3
Net cash used in investing activities	(11.1)	(10.3)
Cash flows from financing activities:
Repayments under revolving credit facility, net	(32.3)	(54.9)
Dividends paid	(3.8)	(3.1)
Payments on capital leases	(0.6)	(0.6)
Repurchases of common stock	(1.7)	(3.0)
Proceeds from exercise of common stock options	—	0.3
Tax withholdings related to net share settlements of restricted stock units	(5.1)	(3.1)
Excess tax deductions associated with stock-based compensation	2.4	1.9
Increase (decrease) in book overdrafts	1.0	(6.2)
Net cash used in financing activities	(40.1)	(68.7)
Effects of changes in foreign exchange rates	1.0	(1.0)
Change in cash and cash equivalents	(1.0)	2.1
Cash and cash equivalents, beginning of period	12.5	14.4
Cash and cash equivalents, end of period	$11.5	$16.5
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$0.3	$0.8
Interest	$0.5	$0.3
Non-cash capital lease obligations incurred	$0.2	$5.2
Unpaid property and equipment purchases included in accrued liabilities	$1.4	$0.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 39,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 28 distribution centers, including twenty-four distribution centers in the U.S. and four in Canada (excluding two distribution facilities it operates as a third party logistics provider).

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. ("GAAP") can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements, which are included in its 2015 Annual Report on Form 10-K, filed with the SEC on February 26, 2016.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2015.
The unaudited condensed consolidated interim financial statements include all adjustments necessary for the fair presentation of its consolidated results of operations, financial position, comprehensive income and cash flows.  Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods.
The unaudited condensed consolidated interim financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated interim financial statements.
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
Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s largest customer, accounted for approximately 12.4% and 14.5% of the Company’s total net sales in the three months ended March 31, 2016 and March 31, 2015, respectively. Couche-Tard accounted for approximately 12.6% of the Company's total net accounts receivable as of March 31, 2016. No single customer accounted for 10% or more of the Company’s accounts receivables as of December 31, 2015.

Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2018 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Earliest adoption of this standard is permitted for Core-Mark beginning in 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), which supersedes existing lease guidance. The new guidance increases transparency by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting: Topic 718 (“ASU 2016-09”). The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

3.	Inventories
Inventories consist of the following (in millions):

	March 31, 2016	December 31, 2015
Inventories at FIFO, net of reserves	$509.9	$524.6
Less: LIFO reserve	(120.6)	(117.2)
Total inventories at LIFO, net of reserves	$389.3	$407.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $120.6 million and $117.2 million higher for the period ended March 31, 2016 and December 31, 2015, respectively. The Company recorded LIFO expense of $3.4 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

4.	Long-term Debt
Long-term debt consists of the following (in millions):

	March 31, 2016	December 31, 2015
Amounts borrowed (Credit Facility)	$15.0	$47.0
Obligations under capital leases	13.0	13.4
Total long-term debt	$28.0	$60.4
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $300 million, as of March 31, 2016. The Credit Facility has an expansion feature which can be increased up to an additional $100 million limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
On May 21, 2015, the Company entered into a sixth amendment to the Credit Facility (the "Sixth Amendment"), which extended the term of the Credit Facility from May 2018 to May 2020. The Sixth Amendment fixed the unused facility fee at 25 basis points and provided for quarterly borrowing base reporting. The margin added to the LIBOR or CDOR rate remains at a range of 125 to 175 basis points. In addition, the Sixth Amendment raised and reset the baskets for stock repurchases in aggregate of $75.0 million, not to exceed $20.0 million in any year, an aggregate of $100.0 million for dividends and up to $150.0 million for permitted acquisitions. As of March 31, 2016, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $70.1 million, $86.6 million, and $150.0 million, respectively.
On January 11, 2016, the Company entered into a seventh amendment to the Credit Facility (the "Seventh Amendment"), which increased its Credit Facility from $200 million to $300 million. The Seventh Amendment also includes an expansion feature that gives the Company the option to increase the size of the Credit Facility to a total of $400 million, if exercised. The Company incurred fees of approximately $0.3 million in connection with the Seventh amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31, 2016	December 31, 2015
Amounts borrowed	$15.0	$47.0
Outstanding letters of credit	17.4	18.5
Amounts available to borrow(1)	254.7	123.9
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three months ended March 31, 2016 and March 31, 2015, were $78.1 million and $30.4 million, respectively, with amounts borrowed at any one time outstanding ranging from $10.0 million to $200.0 million.
The weighted-average interest rate on the revolving credit facility for the three months ended March 31, 2016 was 1.8% compared to 1.7% for the same period in 2015. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million during the three months ended March 31, 2016, and 2015, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of less than $0.1 million for each of the three months ended March 31, 2016 and 2015. Unamortized debt issuance costs were $1.5 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively.

5.	Contingencies
Litigation
On March 18, 2016, the Company and its insurers entered into a settlement agreement terminating appeals and ending the lawsuit against Sonitrol Corporation, which arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. On April 11, 2014 a jury awarded $2.75 million plus interest in favor of the Company and its insurers, which was subsequently upheld by the Appellate Court. In accordance with the settlement, the Company recognized a gain of $2.0 million, net of legal fees, which is included in selling general and administrative expenses for the quarter ended March 31, 2016.
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
The Company’s effective tax rate was 38.0% for the three months ended March 31, 2016, compared to 39.6% for the same period in 2015. The March 31, 2016 effective tax rate is lower than the comparable period in 2015 due primarily to tax credits claimed in the current year that were not available until the fourth quarter of last year.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at both March 31, 2016 and December 31, 2015, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.2 million through March 31, 2017.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 to 2015 tax years remain subject to examination by federal and state authorities. The 2011 tax year is still open for certain state tax authorities. The 2008 to 2015 tax years remain subject to examination by the tax authorities in Canada.

7.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic benefit cost (income) of the qualified defined-benefit pension plan (in millions):

	Three Months Ended
	March 31,
	2016	2015
PENSION BENEFITS
Interest cost	$0.3	$0.4
Expected return on plan assets	(0.5)	(0.5)
Amortization of net actuarial loss	0.2	0.1
Net periodic benefit cost (income)	$—	$—
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three months ended March 31, 2016 and 2015.
The Company made no contributions to the Pension Plans during the three months ended March 31, 2016 and March 31, 2015. No minimum contribution to the defined-benefit pension plan is required in 2016. During the remainder of 2016, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan.
The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. As a result, the Company expects that it will remeasure its pension plan obligation and record a settlement charge once the lump sum payments exceed thresholds calculated under GAAP. The Company expects to recognize settlement charges ranging between $0.8 million and $1.7 million in 2016 related to lump sum payments and other pension settlement activities.

8.	Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2016			2015
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$5.7	23.2	$0.24	$5.5	23.2	$0.24
Effect of dilutive common share equivalents:
Restricted stock units		—	—		0.1	—
Performance shares		0.1	—		—	—
Diluted EPS	$5.7	23.3	$0.24	$5.5	23.3	$0.24
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 143,140 and 105,165 for the three months ended March 31, 2016 and 2015, respectively.

9.	Stock-based Compensation Plans
Grant Activities
During the three months ended March 31, 2016 and 2015, the Company granted 55,545 and 60,165 restricted stock units to employees and non-employee directors from the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $76.15 and $65.26, respectively.
In the first quarter of 2016, the Company granted 72,564 performance-based shares to certain of its employees at a weighted-average grant date fair value of $76.35. The 72,564 performance shares represent the maximum that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets in 2016. In 2015, the Company granted 90,263 performance-based shares to employees at a weighted-average grant date fair value of $65.19, of which 71,128 shares were ultimately earned.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.9 million for the three months ended March 31, 2016 and 2015. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.5 million at March 31, 2016, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2016 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2016	$0.16	March 11, 2016	$3.8	March 28, 2016
May 9, 2016	$0.16	May 25, 2016	N/A (1)	June 15, 2016
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of March 31, 2016, the Company had approximately $9.7 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended
	March 31,
	2016	2015
Number of shares repurchased	22,617	48,892
Average price per share	$77.37	$61.36
Total repurchase costs	$1.8	$3.0

11.	Segment and Geographic Information
The Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments - the U.S. and Canada - that aggregate into one reportable segment. The Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net sales:
United States	$2,736.2	$2,176.1
Canada	269.4	267.8
Corporate (1)	5.7	8.4
Total	$3,011.3	$2,452.3

Income (loss) before income taxes:
United States	$4.9	$6.5
Canada	(0.2)	(0.2)
Corporate (2)	4.5	2.8
Total	$9.2	$9.1

Interest expense:
United States	$9.6	$8.2
Canada	0.3	0.2
Corporate (3)	(9.1)	(7.8)
Total	$0.8	$0.6

Depreciation and amortization:
United States	$7.4	$6.7
Canada	0.5	0.6
Corporate (4)	1.7	1.4
Total	$9.6	$8.7

Capital expenditures:
United States	$8.5	$2.6
Canada	0.3	0.1
Total	$8.8	$2.7
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	March 31, 2016	December 31, 2015
Identifiable assets:
United States	$1,021.7	$981.4
Canada	116.1	95.9
Total	$1,137.8	$1,077.3

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Product Category	Net Sales	Net Sales
Cigarettes	$2,114.6	$1,645.3
Food	388.3	353.7
Candy	140.7	131.8
Other tobacco products	237.5	199.6
Health, beauty & general	95.7	89.5
Beverages	34.3	32.1
Equipment/other	0.2	0.3
Total food/non-food products	896.7	807.0
Total net sales	$3,011.3	$2,452.3

12.     Subsequent Event
Acquisition of Pine State Convenience
On April 22, 2016, the Company signed a definitive agreement to acquire substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company ("Pine State"), located in Gardiner, Maine. The purchase price is expected to be approximately $112.0 million predicated on the value of certain assets to be determined at closing. The closing is subject to regulatory approvals, including Hart-Scott-Rodino Act and applicable state licensing requirements for the sale of tobacco and other regulated products. The Company expects to incur approximately $3.1 million in start-up, due diligence and conversion costs in connection with the transaction. In the event the transaction is not completed due to the inability to obtain antitrust clearance, the Company could be required to pay Pine State a termination fee of approximately $4.0 million in certain circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 39,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 28 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
First Quarter Overview
In the first quarter of 2016, we significantly grew our market share and continued to increase our food/non-food sales and gross profit through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the first quarter of 2016 increased 22.8%, or $559.0 million, to $3,011.3 million compared to $2,452.3 million for the same period in 2015. Excluding the effects of foreign currency fluctuations and one additional selling day, net sales increased by approximately 22.0% driven primarily by market share gains, including the addition of Murphy U.S.A. which the Company began servicing during the first quarter of 2016 and the continued success of our core strategies.
The success of our core strategies and market share gains, continued to drive the increase in our food/non-food sales, which increased 11.1% in the first quarter of 2016 compared to the same period in 2015. We believe that the growth in our food/non-food sales continues to be suppressed due to weakness in some of the more traditional product categories and the effects of foreign currency changes.
Gross profit in the first quarter of 2016 increased 10.1%, or $13.8 million, to $151.1 million from $137.3 million for the same period in 2015, driven primarily by the increase in sales, offset partially by a $1.0 million increase in LIFO expense. In addition gross profit for the first quarter of 2015 benefitted from $0.9 million in refunds related to the overpayment of excise taxes on OTP from prior years.
Gross profit margin was 5.0% of total net sales in the first quarter of 2016 compared to 5.6% for the same period in 2015. The decrease in gross profit margins was due to the addition of Murphy U.S.A. and other market share gains which have a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business.
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
Operating expenses in the first quarter of 2016 increased by $14.5 million or 11.4% to $141.9 million from $127.4 million for the same period in 2015. Increases in the amount of cubic feet of product handled and incremental customer deliveries contributed to higher operating costs in the first quarter of 2016. Operating expenses for the first quarter of 2016 also included $1.9 million of customer onboarding and business expansion costs, offset by a $2.0 million gain, net of legal costs, related to a legacy legal settlement.
Net income in the first quarter of 2016 increased 3.6%, or $0.2 million, to $5.7 million from $5.5 million for the same period in 2015. Adjusted EBITDA(1) increased $1.2 million, or 5.2%, to $24.1 million for the first quarter of 2016 from $22.9 million for the same period in 2015. This increase in Adjusted EBITDA was due primarily to an increase in gross profit resulting from the market share gains, including Murphy U.S.A.

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
Some of our more recent expansion activities include:

•
In April 2016, we signed a definitive agreement to acquire substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company (“Pine State”), located in Gardiner, Maine. The purchase price is expected to be approximately $112 million predicated on the value of certain assets to be determined at closing. The closing is subject to regulatory approvals, including Hart-Scott-Rodino Act and applicable state licensing requirements for the sale of tobacco and other regulated products. Annual sales for the acquired business are expected to be approximately $1.0 billion.

•
In October 2015, we signed a five year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,300 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016 and will create efficiencies and a strategic supply chain relationship for Murphy U.S.A.

•
In October 2015, we signed a five year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. We expect to begin servicing 7-Eleven in October 2016 and Core-Mark will be the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

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

•
In February 2015, we acquired substantially all the assets of Karrys Bros., Limited (Karrys Bros.), a regional distributor servicing customers in Ontario, Canada, and the surrounding provinces. The acquisition of Karrys Bros. has provided the opportunity to expand our market share in Ontario, Canada and is expected to contribute to the leverage of fixed costs and improve profitability in our Toronto division over time.

During the first quarter of 2016, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew approximately 16.4% in the first quarter of 2016 compared to the same period in 2015. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2016			March 31, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$559.0	$3,011.3	100.0%	—%	$2,452.3	100.0%	—%
Net sales — Cigarettes	469.3	2,114.6	70.2	65.4	1,645.3	67.1	61.7
Net sales — Food/non-food	89.7	896.7	29.8	34.6	807.0	32.9	38.3
Net sales, less excise taxes (2)	444.7	2,413.3	80.1	100.0	1,968.6	80.3	100.0
Gross profit (3)	13.8	151.1	5.0	6.3	137.3	5.6	7.0
Warehousing and
distribution expenses	12.1	91.6	3.0	3.8	79.5	3.2	4.0
Selling, general and
administrative expenses	2.1	49.4	1.6	2.0	47.3	1.9	2.4
Amortization of
intangible assets	0.3	0.9	—	—	0.6	—	—
Income from operations	(0.7)	9.2	0.3	0.4	9.9	0.4	0.5
Interest expense	0.2	(0.8)	—	—	(0.6)	—	—
Interest income	(0.1)	0.1	—	—	0.2	—	—
Foreign currency transaction
gains (losses), net	1.1	0.7	—	—	(0.4)	—	—
Income before taxes	0.1	9.2	0.3	0.4	9.1	0.4	0.5
Net income	0.2	5.7	0.2	0.2	5.5	0.2	0.3
Adjusted EBITDA (4)	1.2	24.1	0.8	1.0	22.9	0.9	1.2
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

Net Sales. Net sales increased by $559.0 million, or 22.8%, to $3,011.3 million in the first quarter of 2016, from $2,452.3 million for the same period in 2015. Excluding the effects of foreign currency fluctuations and one additional selling day, net sales increased by approximately 22.0% driven primarily by significant market share gains, an increase in the average sales price per carton, and incremental food/non-food sales. The increase in food/non-food sales was driven by the continued success of our core strategies and market share gains.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2016 increased by $469.3 million, or 28.5%, to $2,114.6 million from $1,645.3 million for the same period in 2015. Excluding the effects of foreign currency fluctuations and one additional selling day, cigarette sales increased by 27.7% driven primarily by a 24.0% increase in carton sales and a 3.0% increase in the average sales price per carton due primarily to increases in manufacturers' prices. Cigarette carton sales increased by 27.5% in the U.S. driven primarily by Murphy U.S.A. and other market share gains, while Canada carton sales increased 9.3% driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 70.2% in the first quarter of 2016 compared to 67.1% for the same period last year.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2016 increased $89.7 million, or 11.1%, to $896.7 million from $807.0 million for the same quarter in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	March 31,
	2016	2015	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$388.3	$353.7	$34.6	9.8%
Candy	140.7	131.8	8.9	6.8%
OTP	237.5	199.6	37.9	19.0%
Health, beauty & general	95.7	89.5	6.2	6.9%
Beverages	34.3	32.1	2.2	6.9%
Equipment/other	0.2	0.3	(0.1)	(33.3)%
Total Food/Non-food Products	$896.7	$807.0	$89.7	11.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations and one additional selling day, food/non-food sales for the first quarter increased by approximately 10.5% driven primarily by market share gains and an increase in sales to existing customers. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) were the primary drivers of the increase in net sales to existing customers. Net sales in our Food category, which increased 9.8% in the first quarter of 2016, contributed approximately 39% of the 11.1% increase in food/non-food sales. The increase in sales in our OTP category was due primarily to the addition of Murphy U.S.A. and other market share gains primarily in the first quarter of 2016 and higher sales of smokeless tobacco products.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued decline over the long-term in cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 29.8% for the first quarter of 2016 compared to 32.9% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the first quarter of 2016 increased $13.8 million, or 10.1%, to $151.1 million from $137.3 million for the same period in 2015 driven primarily by the increase in sales, offset partially by a $1.0 million increase in LIFO expense. In addition, gross profit for the first quarter of 2015 benefitted from $0.9 million in refunds related to the overpayment of excise taxes on OTP from prior years.
Gross profit margin was 5.02% of total net sales in the first quarter of 2016 compared to 5.60% for the same period in 2015. The decrease in gross profit margins was due primarily to the addition of Murphy U.S.A. and other market share gains which have a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business.
The increase in LIFO expense was due primarily to an increase in the estimated inflation for 2016 compared to prior year. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers' increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. However, significant increases in cigarette product costs and cigarette excise taxes adversely impact our gross profit as a percentage of net sales, because we are paid on a cents per carton basis for cigarette sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
Our cigarette inventory holding gains were $1.0 million for the first quarter of 2016 and the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2016			March 31, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$559.0	$3,011.3	100.0%	—%	$2,452.3	100.0%	—%
Net sales, less excise taxes (2)	444.7	2,413.3	80.1	100.0	1,968.6	80.3	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$—	$1.0	0.03%	0.04%	$1.0	0.04%	0.05%
OTP tax refunds (4)	(0.9)	—	—	—	0.9	0.04	0.04
LIFO expense	1.0	(3.4)	(0.11)	(0.14)	(2.4)	(0.10)	(0.12)
Remaining gross profit (5)	15.7	153.5	5.10%	6.36%	137.8	5.62%	7.00%
Gross profit	$13.8	$151.1	5.02%	6.26%	$137.3	5.60%	6.97%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
For 2016, $0.2 million of the cigarette inventory holding gains were attributable to the U.S. and $0.8 million to Canada. For 2015, $0.2 million and $0.8 million were attributable to U.S. and Canada, respectively.

(4)	In the first quarter of 2015, we received Other Tobacco Products (OTP) tax refunds of $0.9 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $15.7 million, or 11.4%, to $153.5 million for the first quarter of 2016 from $137.8 million for the same period in 2015. Remaining gross profit margin was 5.10% in the first quarter of 2016 compared to 5.62% for the same period in 2015. The decrease in remaining gross profit margin in the first quarter of 2016 was due primarily to the addition of Murphy U.S.A. and certain other market share gains, which have a higher sales mix of cigarettes and tobacco products.
Cigarette remaining gross profit per carton decreased by approximately 3.5% in the first quarter of 2016 compared to the same period in 2015 due primarily to addition of Murphy U.S.A., offset partially by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit increased $7.8 million, or 7.7%, for the first quarter of 2016 compared to the same period in 2015. Food/non-food remaining gross profit margin decreased 39 basis points to 12.18% for the first quarter of 2016 compared with 12.57% for the same period in 2015 due to primarily to the addition of Murphy U.S.A., which has generally lower overall food/non-food margins compared to the rest of our business and a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products. In addition, the decrease in manufacturer price increases resulting in lower inventory floor gains compressed food/non-food gross profit margins by approximately eight basis points.
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
For the first quarter of 2016, our remaining gross profit for food/non-food products was approximately 71.1% of our total remaining gross profit compared to 73.6% for the same period in 2015.

Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the first quarter of 2016, operating expenses increased by $14.5 million, or 11.4%, to $141.9 million from $127.4 million for the same period in 2015. As a percentage of net sales, total operating expenses were 4.7% for the first quarter of 2016 compared to 5.2% for the same period in 2015. Increases in the amount of cubic feet of product handled and incremental customer deliveries contributed to higher operating costs in the first quarter of 2016. Operating expenses as a percentage of total net sales for the first quarter of 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased operating expenses as a percentage of total net sales by approximately 40 basis points in the first quarter of 2016 compared to the same period in 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $12.1 million, or 15.2%, to $91.6 million in the first quarter of 2016 from $79.5 million for the same period in 2015. As a percentage of total net sales, warehousing and distribution expenses were 3.0% for the first quarter of 2016 compared with 3.2% for the same period in 2015. The increase in warehouse and distribution expenses was driven primarily by an 11.3% increase in cubic feet of product handled, a 16.6% increase in customer deliveries and approximately $1.4 million of identifiable cost related to the on-boarding of new customers in the first quarter of 2016. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased warehousing and distribution expenses as a percentage of total net sales by 27 basis points in the first quarter of 2016 compared to the same period in 2015.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.1 million, or 4.4%, in the first quarter of 2016, to $49.4 million from $47.3 million for the same period in 2015. As a percentage of net sales, SG&A expenses were 1.6% for the first quarter of 2016 compared to 1.9% for the same period in 2015. The shift in sales to cigarettes decreased SG&A expenses as a percentage of total net sales by approximately 15 basis points in the first quarter of 2016 compared to the same period in 2015. In addition, SG&A expenses in the first quarter of 2016 include a gain of $2.0 million related to a settlement agreement with Sonitrol Corporation of a legacy lawsuit.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $0.8 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Average borrowings in the first quarter of 2016 were $78.1 million, with a weighted average interest rate of 1.8%, compared to average borrowings of $30.4 million and a weighted average interest rate of 1.7% for the same period in 2015.
Foreign Currency Transaction Gains (Losses), Net.  We recognized foreign transaction currency gains of $0.7 million in the first quarter of 2016 compared to a loss of $0.4 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely, we will record transaction gains during times of a weakening U.S. dollar.
Income Taxes. Our effective tax rate was 38.0% for the three months ended March 31, 2016 compared to 39.6% for the same period in 2015. The March 31, 2016 effective tax rate is lower than the comparable period in 2015 due primarily to tax credits claimed in the current year that were not available until the fourth quarter of last year. We currently expect our effective tax rate to approximate 38.5% for 2016.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended
	March 31,
	2016	2015
Cigarettes
Net sales	$2,114.6	$1,645.3
Excise taxes in sales (2)	535.6	429.9
Net sales, less excise taxes (3)	1,579.0	1,215.4
LIFO expense	2.8	2.2
Gross profit (4)	42.5	35.2
Gross profit %	2.01%	2.14%
Gross profit % less excise taxes	2.69%	2.90%
Remaining gross profit (6)	$44.3	$36.4
Remaining gross profit %	2.09%	2.21%
Remaining gross profit % less excise taxes	2.81%	2.99%

Food/Non-food Products
Net sales	$896.7	$807.0
Excise taxes in sales (2)	62.4	53.8
Net sales, less excise taxes (3)	834.3	753.2
LIFO expense	0.6	0.2
Gross profit (5)	108.6	102.1
Gross profit %	12.11%	12.65%
Gross profit % less excise taxes	13.02%	13.56%
Remaining gross profit (6)	$109.2	$101.4
Remaining gross profit %	12.18%	12.57%
Remaining gross profit % less excise taxes	13.09%	13.46%

Totals
Net sales	$3,011.3	$2,452.3
Excise taxes in sales (2)	598.0	483.7
Net sales, less excise taxes (3)	2,413.3	1,968.6
LIFO expense	3.4	2.4
Gross profit (4) (5)	151.1	137.3
Gross profit %	5.02%	5.60%
Gross profit % less excise taxes	6.26%	6.97%
Remaining gross profit (6)	$153.5	$137.8
Remaining gross profit %	5.10%	5.62%
Remaining gross profit % less excise taxes	6.36%	7.00%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $1.0 million for both the three months ended March 31, 2016 and 2015.

(5)
Food/non-food gross profit includes (i) candy inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Included in the gross profit for the three months ended March 31, 2015 were OTP tax refunds of $0.9 million, related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents were $11.5 million and $12.5 million as of March 31, 2016 and December 31, 2015, respectively. Our restricted cash was $8.7 million and $8.5 million as of March 31, 2016 and December 31, 2015, respectively. Restricted cash includes funds placed in trust as required by one of the Canadian provincial taxing authorities. These funds secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. Our Credit Facility has a capacity of $300 million, which can be increased up to an additional $100 million, limited by a borrowing base, consisting of eligible accounts receivable and inventories. For the three months ended March 31, 2016, our cash flows from operating activities generated $49.2 million. At March 31, 2016, we had $254.7 million of borrowing capacity available under our Credit Facility.
On April 22, 2016, we signed a definitive agreement to acquire substantially all of the assets of Pine State Convenience, a division of Pine State, located in Gardiner, Maine. The purchase price is expected to be approximately $112.0 million predicated on the value of certain assets to be determined at closing. We expect to fund the acquisition through a combination of cash on hand and borrowings under our Credit Facility. In the event the transaction is not completed due to the inability to obtain antitrust clearance, we could be required to pay Pine State a termination fee of approximately $4.0 million in certain circumstances.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities was $49.2 million for the three months ended March 31, 2016 compared to $82.1 million for the same period in 2015. The decrease in cash provided from operations was due primarily to an increase in working capital, namely inventory and accounts receivable to support our new customers. This increase in inventory and accounts receivable was partially offset by accrued liabilities, accounts payable and tobacco taxes payable, related primarily to the increase in inventories and our implementation of a new financial system (SAP), which initially slowed the processing of accounts payable. We expect accrued liabilities and accounts payable to return to normal levels as our new processes are refined.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $0.8 million, to $11.1 million for the three months ended March 31, 2016 compared to $10.3 million for the same period in 2015. The increase in cash used for investing activities was driven primarily by additions to property and equipment to support our new business and an increase in restricted cash. This was offset by a decrease in acquisition activity compared to the $8.0 million spent last year on Karrys Bros. Total capital expenditures for 2016 are expected to be approximately $50 million, primarily for expansion projects, including a new building in Las Vegas, and maintenance investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $40.1 million for the three months ended March 31, 2016 compared to $68.7 million for the same period in 2015. The decrease of $28.6 million was due primarily to a $22.6 million decrease in net repayments made under our Credit Facility and a decrease of $7.2 million in book overdrafts caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.

Adjusted EBITDA
Adjusted EBITDA is a measure used by management to measure operating performance. We believe Adjusted EBITDA provides meaningful supplemental information for investors regarding the performance of our business and allows investors to view results in a manner similar to the method used by our management. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is not defined by GAAP and the discussion of Adjusted EBITDA should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We may define Adjusted EBITDA differently than other companies and therefore such measures may not be comparable to ours.
The following table provides the components of Adjusted EBITDA (in millions):

	Three Months Ended
	March 31,		%
	2016	2015	Change
Net income	$5.7	$5.5
Interest expense, net (1)	0.7	0.4
Provision for income taxes	3.5	3.6
Depreciation and amortization	9.6	8.7
LIFO expense	3.4	2.4
Stock-based compensation expense	1.9	1.9
Foreign currency transaction (gains) / losses, net	(0.7)	0.4
Adjusted EBITDA	$24.1	$22.9	5.2%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA increased $1.2 million, or 5.2%, to $24.1 million for the first quarter of 2016 from $22.9 million for the same period last year. The increase in Adjusted EBITDA for the first quarter of 2016 was driven primarily by an increase in gross profit resulting from market share gains, including Murphy U.S.A. Adjusted EBITDA for the first quarter of 2016 included $1.9 million of customer onboarding and business expansion costs, offset by a $2.0 million gain, net of legal costs, related to a legacy legal settlement.
Our Credit Facility
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $300 million, as of March 31, 2016. The Credit Facility has an expansion feature which can be increased up to an additional $100 million limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
On May 21, 2015, the Company entered into a sixth amendment to the Credit Facility (the "Sixth Amendment"), which extended the term of the Credit Facility from May 2018 to May 2020. The Sixth Amendment fixed the unused facility fee at 25 basis points and provided for quarterly borrowing base reporting. The margin added to the LIBOR or CDOR rate remains at a range of 125 to 175 basis points. In addition, the Sixth Amendment raised and reset the baskets for stock repurchases in aggregate of $75.0 million, not to exceed $20.0 million in any year, an aggregate of $100.0 million for dividends and up to $150.0 million for permitted acquisitions. As of March 31, 2016, the remaining balances under the Credit Facility for stock repurchases, dividends, and permitted acquisitions were $70.1 million, $86.6 million, and $150.0 million, respectively.
On January 11, 2016, the Company entered into a seventh amendment to the Credit Facility (the "Seventh Amendment"), which increased its Credit Facility from $200 million to $300 million. The Seventh Amendment also includes an expansion feature that gives the Company the option to increase the size of the Credit Facility to a total of $400 million, if exercised. The Company incurred fees of approximately $0.3 million in connection with the Seventh amendment.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2016	2015
Amounts borrowed	$15.0	$47.0
Outstanding letters of credit	17.4	18.5
Amounts available to borrow (1)	254.7	123.9
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the three months ended March 31, 2016 and 2015 were $78.1 million and $30.4 million, respectively, with amounts borrowed at any one time outstanding ranging from $10.0 million to $200.0 million.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, regarding off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; competition in our distribution markets; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; risks and costs associated with efforts to grow our business through acquisitions; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; our dependence on qualified labor, our senior management and other key personnel; attempts by unions to organize our employees; increasing labor costs related to contract employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2015 filed with the

SEC on February 26, 2016. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with SEC on February 26, 2016, did not change materially during the three months ended March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Except for our implementation of SAP financial modules, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recently migrated certain of our accounting and financial systems, including underlying processes, to SAP software. This conversion impacted internal processes and controls for business activities including, but not limited to, processing vendor payments and customer receipts as well as financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On March 18, 2016, the Company and its insurers entered into a settlement agreement terminating appeals and ending the lawsuit against Sonitrol Corporation, which arose from the December 21, 2002 arson fire at the Denver warehouse, in which Sonitrol failed to detect and respond to a four-hour burglary and subsequent arson. On April 11, 2014 a jury awarded $2.75 million plus interest in favor of the Company and its insurers, which was subsequently upheld by the Appellate Court. In accordance with the settlement, the Company recognized a gain of $2.0 million, net of legal fees, which is included in selling general and administrative expenses for the quarter ended March 31, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock by the Company during the three months ended March 31, 2016:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total Number	of Shares that
			of Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs	(in millions) (3)

January 1, 2016 to January 31, 2016	20,100	$77.22	20,100	$10.0
February 1, 2016 to February 29, 2016	2,517	78.58	2,517	9.7
March 1, 2016 to March 31, 2016	—	—	—	9.7
Total repurchases for the three months ended March 31, 2016	22,617	$77.37	22,617	$9.7

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

10.1
Form of Non-Employee Director RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.2
Form of Management RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.3
Form of Performance RSU Award Agreement under the Core- Mark Holding Company, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.4
Seventh Amendment to Credit Agreement, dated January 11, 2016, among Core-Mark Holding Company, Inc., and its subsidiaries, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 12, 2016).

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

Core-Mark Holding Company, Inc.

May 10, 2016	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

May 10, 2016	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Chief Financial Officer