Form 10-Q
period 2016-06-30
Core-Mark Holding Company, Inc.
filed 2016-08-09
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
     Yes  ☐    No  ☒
As of August 5, 2016, 46,265,454 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$18.0	$12.5
Restricted cash	3.8	8.5
Accounts receivable, net of allowance for doubtful accounts of $11.7 and $10.9 as of June 30, 2016 and December 31, 2015, respectively	386.1	272.7
Other receivables, net	100.5	69.4
Inventories, net (Note 4)	467.9	407.4
Deposits and prepayments	95.4	65.0
Deferred income taxes	1.8	1.8
Total current assets	1,073.5	837.3
Property and equipment, net	175.6	159.5
Goodwill	34.5	22.9
Other intangible assets, net	43.5	29.5
Other non-current assets, net	30.1	28.1
Total assets	$1,357.2	$1,077.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160.3	$129.6
Book overdrafts	41.4	29.2
Cigarette and tobacco taxes payable	215.1	193.6
Accrued liabilities	134.2	106.9
Deferred income taxes	0.3	0.3
Total current liabilities	551.3	459.6
Long-term debt (Note 5)	232.6	60.4
Deferred income taxes	19.5	18.6
Other long-term liabilities	11.1	10.6
Claims liabilities	27.6	26.6
Pension liabilities	7.3	7.5
Total liabilities	849.4	583.3
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,191,054 and 51,953,354 shares issued; 46,265,454 and 46,116,670 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	0.5	0.3
Additional paid-in capital	272.4	271.8
Treasury stock at cost (5,925,600 and 5,836,684 shares of common stock at June 30, 2016 and December 31, 2015, respectively)	(65.3)	(61.8)
Retained earnings	314.5	300.0
Accumulated other comprehensive loss	(14.3)	(16.3)
Total stockholders’ equity	507.8	494.0
Total liabilities and stockholders’ equity	$1,357.2	$1,077.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$3,687.4	$2,810.4	$6,698.7	$5,262.7
Cost of goods sold	3,499.5	2,651.5	6,359.7	4,966.5
Gross profit	187.9	158.9	339.0	296.2
Warehousing and distribution expenses	106.0	88.6	197.6	168.1
Selling, general and administrative expenses	53.0	47.5	102.4	94.8
Amortization of intangible assets	1.2	0.6	2.1	1.2
Total operating expenses	160.2	136.7	302.1	264.1
Income from operations	27.7	22.2	36.9	32.1
Interest expense	(1.0)	(0.7)	(1.8)	(1.3)
Interest income	—	0.1	0.1	0.3
Foreign currency transaction (losses) gains, net	(0.3)	(0.2)	0.4	(0.6)
Income before income taxes	26.4	21.4	35.6	30.5
Provision for income taxes (Note 7)	(10.1)	(8.2)	(13.6)	(11.8)
Net income	$16.3	$13.2	$22.0	$18.7

Basic and diluted net income per common share (Note 9)	$0.35	$0.29	$0.47	$0.40

Basic weighted-average shares (Note 9)	46.3	46.2	46.3	46.2

Diluted weighted-average shares (Note 9)	46.5	46.6	46.5	46.6

Dividends declared and paid per common share (Note 11)	$0.08	$0.07	$0.16	$0.13
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$16.3	$13.2	$22.0	$18.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	—	0.2	0.1
Foreign currency translation (loss) gain	(0.1)	0.5	1.8	(2.2)
Other comprehensive income (loss), net of tax	—	0.5	2.0	(2.1)
Comprehensive income	$16.3	$13.7	$24.0	$16.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$22.0	18.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	6.3	6.0
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	3.6	4.0
Bad debt expense, net	1.0	0.8
Depreciation and amortization	19.8	18.4
Foreign currency transaction (gains)/losses, net	(0.4)	0.6
Deferred income taxes	0.9	(0.6)
Changes in operating assets and liabilities:
Accounts receivable, net	(77.6)	(41.0)
Other receivables, net	(30.6)	(3.2)
Inventories, net	(42.2)	(9.5)
Deposits, prepayments and other non-current assets	(33.0)	(9.4)
Accounts payable	29.8	24.1
Cigarette and tobacco taxes payable	19.2	(14.2)
Pension, claims, accrued and other long-term liabilities	28.3	(3.9)
Excess tax deductions associated with stock-based compensation	(2.4)	(1.9)
Net cash used in operating activities	(55.1)	(10.9)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(88.4)	(8.0)
Change in restricted cash	4.7	3.2
Additions to property and equipment, net	(22.8)	(14.4)
Capitalization of software and related development costs	(2.7)	(3.9)
Proceeds from sale of fixed assets	—	0.3
Net cash used in investing activities	(109.2)	(22.8)
Cash flows from financing activities:
Borrowing under revolving credit facility, net	172.9	48.4
Dividends paid	(7.5)	(6.1)
Payments on capital leases	(1.2)	(1.1)
Payments of financing costs	(1.3)	(0.3)
Repurchases of common stock	(3.5)	(6.0)
Proceeds from exercise of common stock options	—	0.2
Tax withholdings related to net share settlements of restricted stock units	(5.2)	(3.1)
Excess tax deductions associated with stock-based compensation	2.4	1.9
Increase in book overdrafts	12.2	0.9
Net cash provided by financing activities	168.8	34.8
Effects of changes in foreign exchange rates	1.0	(1.0)
Change in cash and cash equivalents	5.5	0.1
Cash and cash equivalents, beginning of period	12.5	14.4
Cash and cash equivalents, end of period	$18.0	$14.5
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$8.8	$12.8
Interest	$1.1	$0.6
Non-cash capital lease obligations incurred	$0.2	$5.2
Unpaid property and equipment purchases included in accrued liabilities	$1.5	$3.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 44,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-five distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. ("GAAP") can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements, which are included in its 2015 Annual Report on Form 10-K, filed with the SEC on February 26, 2016.
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
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying condensed consolidated interim financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.
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
The Company had two customers that each accounted for more than 10% of the net sales during the three and six months ended June 30, 2016. These customers, Murphy U.S.A., which the Company began servicing in the first quarter of 2016, and Alimentation Couche-Tard, Inc. (“Couche-Tard”), together represented approximately 24.6% and 23.3% of the Company’s net sales for the three and six months ended June 30, 2016, respectively. Couche-Tard accounted for approximately 14.6% of the

Company's net sales for both the three and six months ended June 30, 2015. No single customer accounted for 10% or more of the Company’s accounts receivables as of June 30, 2016 or December 31, 2015.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2018 and allows for either full retrospective adoption or modified retrospective adoption with cumulative effect recognized at the date of initial adoption. Earliest adoption of this standard is permitted for Core-Mark beginning in 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. ASU 2016-01 is effective for annual periods beginning after December 15, 2017. The Company has determined the adoption of ASU 2016-01 will not have a material impact on its consolidated financial statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance. The new guidance increases transparency by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance replaces the current incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

3.	Acquisition

Acquisition of Pine State Convenience
On June 6, 2016, the Company acquired substantially all of the assets of Pine State Convenience ("Pine State"), a division of Pine State Trading Company, located in Gardiner, Maine. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The acquisition increased the Company’s market presence primarily in the North Eastern US and further enhanced the Company’s ability to cost effectively service national and regional retailers. The total purchase consideration was $89.2 million, of which $88.4 million was paid at closing. The acquisition was funded through a combination of cash on hand and borrowings under the Company's revolving credit facility. The total purchase price consideration included $0.8 million of contingent payments.
The following table presents the assets acquired and liabilities assumed, based on their preliminary estimated fair values and purchase consideration.

June 6, 2016
Accounts receivable	$35.5
Inventory	20.9
Prepaid expenses / other assets	0.5
Property, plant and equipment	9.8
Goodwill	11.6
Intangible Assets	13.3
Less : Other current liabilities	2.4
Total consideration	$89.2
The Company determined the estimated fair values of intangible assets acquired, and contingent payments, with the assistance of independent valuation consultants. Based on the preliminary valuation, intangible assets received include the following:

	Fair Value in Millions	Useful Life in Years
Customer relationships	$10.0	13
Trade names	0.5	1 - 2
Non-competition agreements	2.8	5
Total intangible assets	$13.3
The results of Pine State operations have been included in the Company’s unaudited condensed consolidated interim financial statements since the date of acquisition. The Company incurred $0.8 million and $1.4 million of acquisition related costs, which are included in our selling, general and administrative expenses for the three and six months ended June 30, 2016, respectively. The Company did not consider the Pine State acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business. Simultaneous with the closing of the acquisition, the Company entered into an operating lease arrangement for a warehouse facility in Gardenier, Maine, with certain former owners of Pine State. The term of the lease is for 15 years.

4.	Inventories
Inventories consist of the following (in millions):

	June 30, 2016	December 31, 2015
Inventories at FIFO, net of reserves	$591.4	$524.6
Less: LIFO reserve	(123.5)	(117.2)
Total inventories at LIFO, net of reserves	$467.9	$407.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $123.5 million and $117.2 million higher for the period ended June 30, 2016 and December 31, 2015, respectively. The Company recorded LIFO expense of $2.9 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	June 30, 2016	December 31, 2015
Amounts borrowed	$220.0	$47.0
Obligations under capital leases	12.6	13.4
Total long-term debt	$232.6	$60.4
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $450 million, as of June 30, 2016. On May 16, 2016 the Company entered into an eighth amendment to the Credit Facility ("Eighth amendment"), which increased the size of the Credit Facility from $300 million to $450 million. The Credit Facility has an expansion feature which can be increased up to an additional $150 million limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios.
The Credit Facility matures in May 2020. The Company incurred fees of approximately $0.6 million in connection with the Eighth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30, 2016	December 31, 2015
Amounts borrowed	$220.0	$47.0
Outstanding letters of credit and other commitments	41.1	18.5
Amounts available to borrow(1)	188.9	123.9
______________________________________________

(1)	Excluding $150 million expansion feature.
Average borrowings during the three and six months ended June 30, 2016 were $109.6 million and $93.8 million, respectively, with amounts borrowed at any one time outstanding ranging from zero to $220.0 million. For the three and six months ended June 30, 2015, average borrowings were $37.0 million and $33.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million.
The weighted-average interest rate on the Credit Facility for the three and six months ended June 30, 2016 was 1.7% and 1.8%, respectively, compared to 1.8% and 1.7%, respectively, for the same periods in 2015. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.4 million during the three and six months ended June 30, 2016, and $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million and $0.2 million for both the three and six months ended June 30, 2016 and 2015. Unamortized debt issuance costs were $2.0 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.

6.	Contingencies
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
The Company’s effective tax rate was 38.3% and 38.2% for the three and six months ended June 30, 2016, respectively, compared to 38.3% and 38.7% for the same periods in 2015.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million at both June 30, 2016 and December 31, 2015, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could impact the total gross amount of unrecognized tax benefits by $0.2 million through June 30, 2017.
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
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic benefit cost of the qualified defined-benefit pension plan (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
PENSION BENEFITS COSTS
Interest cost	$0.3	$0.4	$0.6	$0.8
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net actuarial loss	0.2	0.2	0.4	0.3
Net periodic benefit cost	$—	$0.1	$—	$0.1
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three and six months ended June 30, 2016 and 2015.
The Company made no contributions to the Pension Plans during the three and six months ended June 30, 2016 and June 30, 2015. No minimum contribution to the defined-benefit pension plan is required in 2016. During the remainder of 2016, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan.
The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. As a result, the Company expects that it will remeasure its pension plan obligation and record a settlement charge once the lump sum payments exceed thresholds calculated under GAAP. Beginning in the third quarter of 2016, the Company expects to recognize settlement charges ranging between $0.8 million and $1.7 million for the year related to lump sum payments and other pension settlement activities.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2016			2015
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$16.3	46.3	$0.35	$13.2	46.2	$0.29
Effect of dilutive common share equivalents:
Restricted stock units	—	0.1	—	—	0.2	—
Performance shares	—	0.1	—	—	0.2	—
Diluted EPS	$16.3	46.5	$0.35	$13.2	46.6	$0.29
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

	Six Months Ended June 30,
	2016			2015
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$22.0	46.3	$0.47	$18.7	46.2	$0.40
Effect of dilutive common share equivalents:
Restricted stock units	—	0.1	—	—	0.2	—
Performance shares	—	0.1	—	—	0.2	—
Diluted EPS	$22.0	46.5	$0.47	$18.7	46.6	$0.40
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 17,974 and 293,240, respectively, for the three and six months ended June 30, 2016 and 5,840 and 258,290, respectively, for the same periods in 2015.

10.	Stock-based Compensation Plans
Grant Activities
During the six months ended June 30, 2016 and 2015, the Company granted 117,620 and 124,170 restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $38.36 and $32.51, respectively.
For the six months ended June 30, 2016, the Company granted 156,572 performance-based shares to certain of its employees at a weighted-average grant date fair value of $38.47. The 156,572 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2016, to be measured in early 2017. In 2015, the Company granted 180,526 performance-based shares to employees at a weighted-average grant date fair value of $32.60, of which 142,256 shares were ultimately earned.

Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.7 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation cost of $3.6 million and $4.0 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $9.9 million at June 30, 2016, which is expected to be recognized over a weighted-average period of 1.7 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Dividends
On May 25, 2016, the Board of Directors declared a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures reflect this two-for-one stock split.
The Board of Directors approved the following cash dividends in 2016 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2016	$0.08	March 11, 2016	$3.8	March 28, 2016
May 9, 2016	$0.08	May 25, 2016	$3.7	June 15, 2016
August 8, 2016	$0.08	August 24, 2016	N/A (1)	September 15, 2016
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of June 30, 2016, the Company had approximately $8.0 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Number of shares repurchased	43,682	100,032	88,916	197,816
Average price per share	$40.05	$29.97	$39.36	$30.32
Total repurchase costs	$1.7	$3.0	$3.5	$6.0

12.	Segment and Geographic Information
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

Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
United States	$3,307.1	$2,479.2	$6,043.3	$4,655.3
Canada	373.1	324.1	642.5	591.9
Corporate (1)	7.2	7.1	12.9	15.5
Total	$3,687.4	$2,810.4	$6,698.7	$5,262.7

Income (loss) before income taxes:
United States	$29.4	$22.2	$34.3	$28.7
Canada	1.3	(0.4)	1.1	(0.6)
Corporate (2)	(4.3)	(0.4)	0.2	2.4
Total	$26.4	$21.4	$35.6	$30.5

Interest expense:
United States	$10.2	$8.6	$19.8	$16.8
Canada	0.2	0.2	0.5	0.4
Corporate (3)	(9.4)	(8.1)	(18.5)	(15.9)
Total	$1.0	$0.7	$1.8	$1.3

Depreciation and amortization:
United States	$7.4	$7.5	$14.8	$14.2
Canada	0.7	0.7	1.2	1.3
Corporate (4)	2.1	1.5	3.8	2.9
Total	$10.2	$9.7	$19.8	$18.4

Capital expenditures:
United States	$13.3	$11.3	$21.8	$13.9
Canada	0.7	0.4	1.0	0.5
Total	$14.0	$11.7	$22.8	$14.4
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2016	December 31, 2015
Identifiable assets:
United States	$1,236.0	$981.4
Canada	121.2	95.9
Total	$1,357.2	$1,077.3

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$2,631.1	$1,899.1	$4,745.7	$3,544.4
Food	454.2	408.9	842.5	762.6
Candy	159.6	145.6	300.3	277.4
Other tobacco products	285.0	221.5	522.5	421.1
Health, beauty & general	106.8	90.6	202.5	180.1
Beverages	49.5	44.2	83.8	76.3
Equipment/other	1.2	0.5	1.4	0.8
Total food/non-food products	1,056.3	911.3	1,953.0	1,718.3
Total net sales	$3,687.4	$2,810.4	$6,698.7	$5,262.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 44,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Second Quarter Overview
During the second quarter of 2016, we continued to benefit from our significant market share gains and increased our food/non-food sales and gross profit through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the second quarter of 2016 increased 31.2%, or $877.0 million, to $3,687.4 million compared to $2,810.4 million for the same period in 2015. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 31.9% driven primarily by market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, the acquisition of Pine State Convenience ("Pine State") in June 2016, and the continued success of our core strategies.
The success of our core strategies and market share gains continued to drive the increase in our food/non-food sales, which increased 15.9% in the second quarter of 2016 compared to the same period in 2015. We believe that the growth in our food/non-food sales continues to be suppressed primarily due to weakness in some of the more traditional product categories.
Gross profit in the second quarter of 2016 increased 18.3%, or $29.0 million, to $187.9 million from $158.9 million for the same period in 2015, driven primarily by the increase in sales. In addition, cigarette inventory holding gains increased $3.2 million driven primarily by an increase in carton sales and the timing of our inventory purchases during the second quarter of 2016.
Gross profit margin was 5.1% of total net sales in the second quarter of 2016 compared to 5.7% for the same period in 2015. The decrease in gross profit margin was due primarily to market share gains, including the addition of Murphy U.S.A., which have a higher sales mix of tobacco products, and generally lower food/non-food margins compared to the rest of our business.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
Operating expenses in the second quarter of 2016 increased 17.2% or $23.5 million to $160.2 million from $136.7 million for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, and the addition of Pine State contributed to higher operating costs in the second quarter of 2016.
Net income in the second quarter of 2016 increased 23.5%, or $3.1 million, to $16.3 million from $13.2 million for the same period in 2015. Adjusted EBITDA(1) increased $5.0 million, or 13.3%, to $42.5 million for the second quarter of 2016 from $37.5 million for the same period in 2015. The increase in net income and adjusted EBITDA was due primarily to the growth in gross profit resulting from the market share gains, including the addition of Murphy U.S.A., and the aforementioned increase in inventory holding gains in the second quarter of 2016.

________________________________________

(1)
Adjusted EBITDA is a non-GAAP measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See the reconciliation of Adjusted EBITDA to net income below and in "Non-GAAP Financial Information".

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
Some of our more recent expansion activities include:

•
In June 2016, we acquired substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of approximately $88 million. The Company expects to incur approximately $1.6 million in start-up and due diligence costs in 2016 and another $1.5 million in integration costs in 2017. Annualized sales for the acquired business are expected to be approximately $1.0 billion.

•
In October 2015, we signed a five year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,300 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016 and have created efficiencies and a strategic supply chain relationship for Murphy U.S.A.

•
In October 2015, we signed a five year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. We expect to begin servicing 7-Eleven in October 2016 and Core-Mark will be the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

•
In July 2015, we amended our contract with Rite Aid to expand our service to include other product categories in addition to the frozen, refrigerated, bakery and fresh food categories, that we began delivering in June 2014. We are committed to our long-term partnership with Rite Aid to help them maximize supply chain efficiencies and optimize product sales to meet the needs of their customers.

During the second quarter of 2016, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew 14.6% in the second quarter of 2016 compared to the same period in 2015. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2016			June 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$877.0	$3,687.4	100.0%	—%	$2,810.4	100.0%	—%
Net sales — Cigarettes	732.0	2,631.1	71.4	66.8	1,899.1	67.6	62.3
Net sales — Food/non-food	145.0	1,056.3	28.6	33.2	911.3	32.4	37.7
Net sales, less excise taxes (2)	701.8	2,957.9	80.2	100.0	2,256.1	80.3	100.0
Gross profit (3)	29.0	187.9	5.1	6.4	158.9	5.7	7.0
Warehousing and
distribution expenses	17.4	106.0	2.9	3.6	88.6	3.2	3.9
Selling, general and
administrative expenses	5.5	53.0	1.4	1.8	47.5	1.7	2.1
Amortization of
intangible assets	0.6	1.2	—	—	0.6	—	—
Income from operations	5.5	27.7	0.8	0.9	22.2	0.8	1.0
Interest expense	0.3	(1.0)	—	—	(0.7)	—	—
Interest income	(0.1)	—	—	—	0.1	—	—
Foreign currency transaction
gains (losses), net	0.1	(0.3)	—	—	(0.2)	—	—
Income before taxes	5.0	26.4	0.7	0.9	21.4	0.8	0.9
Net income	3.1	16.3	0.4	0.6	13.2	0.5	0.6
Adjusted EBITDA (4)	5.0	42.5	1.2	1.4	37.5	1.3	1.7
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (See the reconciliation of Adjusted EBITDA to net income below and in "Non-GAAP Financial Information").

Net Sales. Net sales increased by $877.0 million, or 31.2%, to $3,687.4 million in the second quarter of 2016, from $2,810.4 million for the same period in 2015. Excluding the effects of foreign currency fluctuations, net sales increased by approximately 31.9% driven primarily by significant market share gains, including Murphy U.S.A. which we began servicing in the first quarter of 2016, and the acquisition of Pine State in June 2016. In addition, net sales for the second quarter of 2016 benefited from increases in cigarette manufacturers' prices, and incremental food/non-food sales driven by the continued success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2016 increased by $732.0 million, or 38.5%, to $2,631.1 million from $1,899.1 million for the same period in 2015. Excluding the effects of foreign currency fluctuations, cigarette sales increased by 39.2% driven primarily by a 31.9% increase in carton sales, the acquisition of Pine State and a 2.9% increase in the average sales price per carton due primarily to increases in manufacturers' prices. Cigarette carton sales increased by 33.4% in the U.S. driven primarily by Murphy U.S.A. and other market share gains, while carton sales in Canada increased 17.3% also driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 71.4% in the second quarter of 2016 compared to 67.6% for the same period last year.

Despite the significant increase in our cigarette sales in 2016, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effect of the declines to distributors. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products and food services. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2016 increased $145.0 million, or 15.9%, to $1,056.3 million from $911.3 million for the same period in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	June 30,
	2016	2015	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$454.2	$408.9	$45.3	11.1%
Candy	159.6	145.6	14.0	9.6%
OTP	285.0	221.5	63.5	28.7%
Health, beauty & general	106.8	90.6	16.2	17.9%
Beverages	49.5	44.2	5.3	12.0%
Equipment/other	1.2	0.5	0.7	NA
Total Food/Non-food Products	$1,056.3	$911.3	$145.0	15.9%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Excluding the effects of foreign currency fluctuations, food/non-food sales for the second quarter increased by approximately 16.5% driven primarily by market share gains and an increase in sales to existing customers. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) were the primary drivers of the increase in net sales to existing customers. The increase in sales in our OTP category was due primarily to market share gains, including the addition of Murphy U.S.A., and higher sales of smokeless tobacco products.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 28.6% for the second quarter of 2016 compared to 32.4% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the second quarter of 2016 increased $29.0 million, or 18.3%, to $187.9 million from $158.9 million for the same period in 2015 driven primarily by the increase in sales, including the acquisition of Pine State in June 2016. In addition, cigarette inventory holding gains increased $3.2 million driven primarily by the increase in carton sales and the timing of our inventory purchases during the second quarter of 2016.
Gross profit margin was 5.10% of total net sales in the second quarter of 2016 compared to 5.65% for the same period in 2015. The decrease in gross profit margins was due to market share gains, including the addition of Murphy U.S.A., which have a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business.
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
Our cigarette inventory holding gains were $7.0 million for the second quarter of 2016 compared to $3.8 million for the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

LIFO expense was $2.9 million for the second quarter of 2016 compared to $3.5 million for the same period of 2015. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2016			June 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$877.0	$3,687.4	100.0%	—%	$2,810.4	100.0%	—%
Net sales, less excise taxes (2)	701.7	2,957.9	80.2	100.0	2,256.2	80.3	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$3.2	$7.0	0.19%	0.24%	$3.8	0.14%	0.17%
OTP tax refunds (4)	(0.9)	—	—	—	0.9	0.03	0.04
LIFO expense	(0.6)	(2.9)	(0.07)	(0.10)	(3.5)	(0.13)	(0.16)
Remaining gross profit (5)	26.1	183.8	4.98%	6.21%	157.7	5.61%	6.99%
Gross profit	$29.0	$187.9	5.10%	6.35%	$158.9	5.65%	7.04%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	For 2016, $6.5 million of the cigarette inventory holding gains were attributable to the U.S. and $0.5 million to Canada. For 2015, $3.8 million were attributable to U.S.

(4)	In the second quarter of 2015, we received Other Tobacco Products (OTP) tax refunds of $0.9 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $26.1 million, or 16.6%, to $183.8 million for the second quarter of 2016 from $157.7 million for the same period in 2015. Remaining gross profit margin was 4.98% in the second quarter of 2016 compared to 5.61% for the same period in 2015. The decrease in remaining gross profit margin in the second quarter of 2016 was due primarily to the addition of Murphy U.S.A. and certain other market share gains, which have a higher sales mix of cigarettes and tobacco products. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately five basis points in 2016.
Cigarette remaining gross profit increased $12.5 million, or 28.9%, to $55.7 million for the second quarter of 2016 from $43.2 million for the same period in 2015. Cigarette remaining gross profit per carton decreased by approximately 4.2% in the second quarter of 2016 compared to the same period in 2015 due primarily to the addition of Murphy U.S.A., offset partially by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit increased $13.6 million, or 11.9%, for the second quarter of 2016 compared to the same period in 2015. Food/non-food remaining gross profit margin decreased 43 basis points to 12.13% for the second quarter of 2016 compared with 12.56% for the same period in 2015 due primarily to the addition of Murphy U.S.A., which has generally lower overall food/non-food margins compared to the rest of our business and a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products. In addition, the acquisition of Pine State in June 2016 compressed food/non-food gross profit margins by approximately seven basis points.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us, in most cases, to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.

For the second quarter of 2016, our remaining gross profit for food/non-food products was approximately 69.7% of our total remaining gross profit compared to 72.6% for the same period in 2015.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. In the second quarter of 2016, operating expenses increased by $23.5 million, or 17.2%, to $160.2 million from $136.7 million for the same period in 2015. As a percentage of net sales, total operating expenses were 4.3% for the second quarter of 2016 compared to 4.9% for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, and business support activities related to our business expansion activities, including the addition of Murphy U.S.A. in the first quarter of 2016, contributed to higher operating costs across each of our expense categories in the second quarter of 2016. In addition, operating expenses in the second quarter of 2016 include expenses of approximately $4.0 million related to Pine State, including $0.8 million of acquisition costs. Operating expenses as a percentage of total net sales for the second quarter of 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased operating expenses as a percentage of total net sales by approximately 50 basis points in the second quarter of 2016 compared to the same period in 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $17.4 million, or 19.6%, to $106.0 million in the second quarter of 2016 from $88.6 million for the same period in 2015. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for the second quarter of 2016 compared with 3.2% for the same period in 2015. The increase in warehouse and distribution expenses was driven primarily by a 14.1% increase in comparable cubic feet of product handled, a 15.4% increase in customer deliveries, and the addition of Pine State. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased warehousing and distribution expenses as a percentage of total net sales by approximately 30 basis points in the second quarter of 2016 compared to the same period in 2015.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.5 million, or 11.6%, in the second quarter of 2016, to $53.0 million from $47.5 million for the same period in 2015. As a percentage of net sales, SG&A expenses were 1.4% for the second quarter of 2016 compared to 1.7% for the same period in 2015. The decline as a percentage of net sales was driven primarily by the shift in sales to cigarettes, which decreased SG&A expenses as a percentage of total net sales by approximately 20 basis points, and overall leverage of our fixed expenses in the second quarter of 2016 compared to the same period in 2015.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $1.0 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Average borrowings in the second quarter of 2016 were $109.6 million, with a weighted average interest rate of 1.7%, compared to average borrowings of $37.0 million and a weighted average interest rate of 1.8% for the same period in 2015.
Foreign Currency Transaction Gains, Losses, Net.  We recognized foreign transaction currency losses of $0.3 million in the second quarter of 2016 compared to losses of $0.2 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely, we will record transaction gains during times of a weakening U.S. dollar.
Income Taxes. Our effective tax rate was 38.3% for both the three months ended June 30, 2016 and 2015. We currently expect our effective tax rate to approximate 38.5% for 2016.

Results of Operations
Comparison of the Six Months Ended June 30, 2016 and 2015 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2016			June 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,436.0	$6,698.7	100.0%	—%	$5,262.7	100.0%	—%
Net sales — Cigarettes	1,201.3	4,745.7	70.8	66.2	3,544.4	67.3	62.0
Net sales — Food/non-food	234.7	1,953.0	29.2	33.8	1,718.3	32.7	38.0
Net sales, less excise taxes (2)	1,146.5	5,371.2	80.2	100.0	4,224.7	80.3	100.0
Gross profit (3)	42.8	339.0	5.1	6.3	296.2	5.6	7.0
Warehousing and
distribution expenses	29.5	197.6	2.9	3.7	168.1	3.2	4.0
Selling, general and
administrative expenses	7.6	102.4	1.5	1.9	94.8	1.8	2.2
Amortization of
intangible assets	0.9	2.1	—	—	1.2	—	—
Income from operations	4.8	36.9	0.6	0.7	32.1	0.6	0.8
Interest expense	0.5	(1.8)	—	—	(1.3)	—	—
Interest income	(0.2)	0.1	—	—	0.3	—	—
Foreign currency transaction
gains (losses), net	1.0	0.4	—	—	(0.6)	—	—
Income before taxes	5.1	35.6	0.5	0.7	30.5	0.6	0.7
Net income	3.3	22.0	0.3	0.4	18.7	0.4	0.4
Adjusted EBITDA (4)	6.2	66.6	1.0	1.2	60.4	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (See the reconciliation of Adjusted EBITDA to net income below and in "Non-GAAP Financial Information").

Net Sales. Net sales increased by $1,436.0 million, or 27.3% to $6,698.7 million for the six months ended June 30, 2016 from $5,262.7 million for the same period in 2015 driven primarily by significant market share gains and the acquisition of Pine State in June 2016. In addition, net sales for six months ended June 30, 2016 also benefited from increases in cigarette manufacturers' prices, and incremental food/non-food sales driven by the continued success of our core strategies. Fluctuations in foreign currency rates reduced net sales by approximately 0.9%, offset by one additional selling day in 2016, compared to the same period in 2015.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2016 increased by $1,201.3 million or 33.9% to $4,745.7 million from $3,544.4 million for the same period in 2015 driven primarily by a 30.5% increase in carton sales and a 2.9% increase in the average sales price per carton mainly as a result of increases in manufacturers' prices. Cigarette carton sales increased by 32.2% in the U.S. driven by Murphy U.S.A. and other market share gains, while Canada carton sales increased 13.6% also driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 70.8% for the six months ended June 30, 2016 compared to 67.3% for the same period last year.

Despite the significant increase in our cigarette sales in 2016, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the declines to distributor. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products and food services. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2016 increased $234.7 million or 13.7% to $1,953.0 million from $1,718.3 million for the same quarter in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Six Months Ended
	June 30,
	2016	2015	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$842.5	$762.6	$79.9	10.5%
Candy	300.3	277.4	22.9	8.3%
OTP	522.5	421.1	101.4	24.1%
Health, beauty & general	202.5	180.1	22.4	12.4%
Beverages	83.8	76.3	7.5	9.8%
Equipment/other	1.4	0.8	0.6	75.0%
Total Food/Non-food Products	$1,953.0	$1,718.3	$234.7	13.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales for the six months ended June 30, 2016 was driven primarily by market share gains and an increase in sales to existing customers. Sales generated from VCI, Fresh and FMI were the primary drivers of the increase in net sales to existing customers. The increase in sales in our OTP category was due primarily to the addition of Murphy U.S.A. and other market share gains and higher sales of smokeless tobacco products to existing customers.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 29.2% for the six months ended June 30, 2016 compared to 32.7% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2016 increased $42.8 million or 14.4% to $339.0 million from $296.2 million for the same period in 2015 driven primarily by the increase in sales, including the acquisition of Pine State in June 2016. In addition, gross profit for the six months ended June 30, 2016 benefited from a $3.2 million increase in cigarette inventory holding gains driven primarily by the increase in carton sales and the timing of our inventory purchases during the second quarter of 2016, offset by $1.8 million in refunds related to the overpayment of excise taxes on OTP from prior years recognized during 2015.
Gross profit margin was 5.06% of total net sales for the six months ended June 30, 2016 compared to 5.63% for the same period in 2015. The decrease in gross profit margins was due to market share gains, including the addition of Murphy U.S.A., which have a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business.
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
Our cigarette inventory holding gains were $8.0 million for the six months ended June 30, 2016 compared to $4.8 million for the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $6.3 million for the six months ended June 30, 2016 compared to $5.9 million for the same period of 2015. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2016			June 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,436.0	$6,698.7	100.00%	—%	$5,262.7	100.00%	—%
Net sales, less excise taxes (2)	1,146.5	5,371.2	80.18	100.00	4,224.7	80.3	100.00%
Components of gross profit:
Cigarette inventory holding gains (3)	$3.2	$8.0	0.12%	0.15%	$4.8	0.09	0.11%
OTP tax refunds (4)	(1.8)	—	—%	—%	$1.8	0.04	0.05
LIFO expense	0.4	(6.3)	(0.10)	(0.12)	(5.9)	(0.11)	0.14
Remaining gross profit (5)	41.8	337.3	5.04	6.28	295.5	5.61	6.99
Gross profit	$42.8	$339.0	5.06%	6.31%	$296.2	5.63%	7.01%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
For the six months ended June 30, 2016, $6.7 million of the cigarette inventory holding gains were attributable to the U.S. and $1.3 million to Canada. For the same period in 2015, $4.0 million and $0.8 million were attributable to U.S. and Canada, respectively.

(4)	For the six months ended June 30, 2015, we received Other Tobacco Products (OTP) tax refunds of $1.8 million related to prior years’ taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $41.8 million or 14.1% to $337.3 million for the six months ended June 30, 2016 from $295.5 million for the same period in 2015. Remaining gross profit margin was 5.04% for the six months ended June 30, 2016 compared to 5.61% for the same period in 2015. The decrease in remaining gross profit margin for the six months ended June 30, 2016 was due primarily to market share gains, including Murphy U.S.A., which have a higher sales mix of cigarettes and other tobacco products. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately four basis points in 2016.
Cigarette remaining gross profit increased $20.4 million, or 25.6%, to $100.0 million for the six months ended June 30, 2016 from $79.6 million for the same period in 2015. Cigarette remaining gross profit per carton decreased by approximately 3.4% for the six months ended June 30, 2016 compared to the same period in 2015 due primarily to the addition of Murphy U.S.A., partially offset by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit increased $21.4 million or 9.9%, for the six months ended June 30, 2016 compared to the same period in 2015. Food/non-food remaining gross profit margin decreased 41 basis points to 12.15% for the six months ended June 30, 2016 compared with 12.56% for the same period in 2015 due primarily to the addition of Murphy U.S.A., which has generally lower overall food/non-food margins compared to the rest of our business and a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products.
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

For the six months ended June 30, 2016, our remaining gross profit for food/non-food products was approximately 70.4% of our total remaining gross profit compared to 73.1% for the same period in 2015.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative and Amortization of Intangible Assets. For the six months ended June 30, 2016, operating expenses increased by $38.0 million or 14.4%, to $302.1 million from $264.1 million for the same period in 2015. As a percentage of net sales, total operating expenses were 4.5% for the six months ended June 30, 2016 compared to 5.0% for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, and business support activities related to our business expansion activities, including the addition of Murphy U.S.A. in the first quarter of 2016, contributed to higher operating costs across each of our expense categories in 2016. In addition, operating expenses for the six months ended June 30, 2016 include expenses of approximately $4.6 million related to Pine State, including $1.4 million of acquisition costs. Operating expenses as a percentage of total net sales for the six months ended June 30, 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased operating expenses as a percentage of total net sales by approximately 40 basis points for the six months ended June 30, 2016 compared to the same period in 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $29.5 million or 17.5% to $197.6 million for the six months ended June 30, 2016 from $168.1 million for the same period in 2015. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for the six months ended June 30, 2016 compared with 3.2% for the same period in 2015. The increase in warehouse and distribution expenses was driven primarily by a 12.7% increase in cubic feet of product handled, a 15.1% increase in customer deliveries and approximately $1.4 million of identifiable costs related to the on-boarding of new customers for the six months ended June 30, 2016. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased warehousing and distribution expenses as a percentage of total net sales by approximately 30 basis points for the six months ended June 30, 2016 compared to the same period in 2015.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.6 million or 8.0% for the six months ended June 30, 2016, to $102.4 million from $94.8 million for the same period in 2015. As a percentage of net sales, SG&A expenses were 1.5% for the six months ended June 30, 2016 compared to 1.8% for the same period in 2015. The decline as a percentage of net sales was driven primarily by the shift in sales to cigarettes, which decreased SG&A expenses as a percentage of total net sales by approximately 10 basis points and overall leverage of our fixed expenses. In addition, SG&A expenses for 2016 include a gain of $2.0 million related to a settlement agreement with Sonitrol Corporation of a legacy lawsuit, recognized in the first quarter of 2016, offset by $1.4 million of acquisition costs for Pine State. SG&A expenses for first six months of 2015 included $1.1 million of costs related to the acquisition of Karrys Bros.
Interest Expense. Interest expense includes both interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $1.8 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. Average borrowings for the six months ended June 30, 2016 were $93.8 million with a weighted average interest rate of 1.8% compared to average borrowings of $33.7 million and a weighted average interest rate of 1.7% for the same period in 2015.
Foreign Currency Transaction Gains (Losses), Net.  We recognized foreign transaction currency gains of $0.4 million for the six months ended June 30, 2016 compared to a loss of $0.6 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely, we will record transaction gains during times of a weakening U.S. dollar.
Income Taxes. Our effective tax rate was 38.2% for the six months ended June 30, 2016 compared to 38.7% for the same period in 2015. The decrease in the effective tax rate for the first six months of 2016 is due primarily to tax credits claimed in the current year that were not available until the fourth quarter of last year. We currently expect our effective tax rate to approximately 38.5% for 2016.

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

The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Net income	$16.3	$13.2		$22.0	$18.7
Interest expense, net (1)	1.0	0.6		1.7	1.0
Provision for income taxes	10.1	8.2		13.6	11.8
Depreciation and amortization	10.2	9.7		19.8	18.4
LIFO expense	2.9	3.5		6.3	5.9
Stock-based compensation expense	1.7	2.1		3.6	4.0
Foreign currency transaction (gains) / losses, net	0.3	0.2		(0.4)	0.6
Adjusted EBITDA	$42.5	$37.5	13.3%	$66.6	$60.4	10.3%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA increased $5.0 million, or 13.3%, to $42.5 million for the second quarter of 2016 from $37.5 million for the same period last year. The increase in Adjusted EBITDA for the second quarter of 2016 was driven primarily by an increase in gross profit resulting from market share gains, including Murphy U.S.A., and incremental cigarette inventory holding gains of $3.2 million.
Adjusted EBITDA increased $6.2 million, or 10.3%, to $66.6 million for the six months ended June 30, 2016 from $60.4 million for the same period last year. The increase in Adjusted EBITDA for the second quarter of 2016 was driven primarily by an increase in gross profit resulting from market share gains, including Murphy U.S.A. In addition Adjusted EBITDA for the six months ended June 30, 2016 included incremental cigarette inventory holding gains of $3.2 million, and a $2.0 million gain, net of legal costs, related to a legacy legal settlement, offset by approximately $2.8 million of costs related to the acquisition of Pine State and the onboarding of new customers.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cigarettes
Net sales	$2,631.1	$1,899.1	$4,745.7	$3,544.4
Excise taxes in sales (2)	655.0	494.5	1,190.6	924.4
Net sales, less excise taxes (3)	1,976.1	1,404.6	3,555.1	2,620.0
LIFO expense	2.7	3.2	5.5	5.4
Gross profit (4)	60.0	43.8	102.5	79.0
Gross profit %	2.28%	2.31%	2.16%	2.23%
Gross profit % less excise taxes	3.04%	3.12%	2.88%	3.02%
Remaining gross profit (6)	$55.7	$43.2	$100.0	$79.6
Remaining gross profit %	2.12%	2.27%	2.11%	2.25%
Remaining gross profit % less excise taxes	2.82%	3.08%	2.81%	3.04%

Food/Non-food Products
Net sales	$1,056.3	$911.3	$1,953.0	$1,718.3
Excise taxes in sales (2)	74.5	59.8	136.9	113.6
Net sales, less excise taxes (3)	981.8	851.5	1,816.1	1,604.7
LIFO expense	0.2	0.3	0.8	0.5
Gross profit (5)	127.9	115.1	236.5	217.2
Gross profit %	12.11%	12.63%	12.11%	12.64%
Gross profit % less excise taxes	13.03%	13.52%	13.02%	13.54%
Remaining gross profit (6)	$128.1	$114.5	$237.3	$215.9
Remaining gross profit %	12.13%	12.56%	12.15%	12.56%
Remaining gross profit % less excise taxes	13.05%	13.45%	13.07%	13.45%

Totals
Net sales	$3,687.4	$2,810.4	$6,698.7	$5,262.7
Excise taxes in sales (2)	729.5	554.3	1,327.5	1,038.0
Net sales, less excise taxes (3)	2,957.9	2,256.1	5,371.2	4,224.7
LIFO expense	2.9	3.5	6.3	5.9
Gross profit (4) (5)	187.9	158.9	339.0	296.2
Gross profit %	5.10%	5.65%	5.06%	5.63%
Gross profit % less excise taxes	6.35%	7.04%	6.31%	7.01%
Remaining gross profit (6)	$183.8	$157.7	$337.3	$295.5
Remaining gross profit %	4.98%	5.61%	5.04%	5.61%
Remaining gross profit % less excise taxes	6.21%	6.99%	6.28%	6.99%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $7.0 million and $8.0 million for the three and six months ended June 30, 2016, respectively compared to $3.8 million and $4.8 million for same periods in 2015.

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

Liquidity and Capital Resources
Our cash and cash equivalents were $18.0 million and $12.5 million as of June 30, 2016 and December 31, 2015, respectively. Our restricted cash was $3.8 million and $8.5 million as of June 30, 2016 and December 31, 2015, respectively. Restricted cash includes funds placed in trust as required by one of the Canadian provincial taxing authorities. These funds secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. Our Credit Facility has a capacity of $450 million, which can be increased up to an additional $150 million, limited by a borrowing base, consisting of eligible accounts receivable and inventories. For the six months ended June 30, 2016, our cash flows from operating activities used $55.1 million. At June 30, 2016, we had $188.9 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash used in operating activities was $55.1 million for the six months ended June 30, 2016 compared to $10.9 million for the same period in 2015. The increase in cash used from operations was due primarily to increased working capital requirements, from increased sales volumes related primarily to our expansion activities, including the addition of Murphy U.S.A. and seasonality.
Cash Flows from Investing Activities
Net cash used in investing activities was $109.2 million for the six months ended June 30, 2016 compared to $22.8 million for the same period in 2015. The increase in cash used for investing activities was driven primarily by the acquisition of Pine State for $88.4 million compared to $8.0 million for the acquisition of Karrys Bros. in the prior year. Significant capital expenditures during the period included $7.1 million in leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as $5.2 million in logistics equipment to accommodate new business. Total capital expenditures for 2016 are expected to be approximately $50 million, primarily for these and other expansion and maintenance projects.
Cash Flows from Financing Activities
Net cash provided by financing activities was $168.8 million for the six months ended June 30, 2016 compared to $34.8 million for the same period in 2015. The increase of $134.0 million was due primarily to a $124.5 million increase in net borrowings made under our Credit Facility, partially in support of our acquisition of Pine State for $88.4 million, as well as to fund increased working capital requirements from increased sales volumes from our expansion activities, including the addition of Murphy U.S.A.  Book overdrafts increased $11.3 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.

Our Credit Facility
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $450 million, as of June 30, 2016. The Credit Facility has an expansion feature which can be increased up to an additional $150 million limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
On May 16, 2016 the Company entered into an eighth amendment to the Credit Facility ("Eighth amendment"), which increased the size of the Credit Facility from $300 million to $450 million. In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. The Credit Facility matures in May 2020. The Company incurred total fees of approximately $0.6 million in connection with the Eighth amendment. As of June 30, 2016, the Company was in compliance with all of the Credit Facility covenants.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2016	2015
Amounts borrowed	$220.0	$47.0
Outstanding letters of credit and other commitments	41.1	18.5
Amounts available to borrow (1)	188.9	123.9
______________________________________________

(1)	Excluding $150 million expansion feature.
Average borrowings during the three and six months ended June 30, 2016 were $109.6 million and $93.8 million, respectively, with amounts borrowed at any one time outstanding ranging from zero to $220.0 million. For the three and six months ended June 30, 2015, average borrowings were $37.0 million and $33.7 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million.
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
Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including remaining gross profit, remaining gross profit margin, Adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See the calculation of Adjusted EBITDA above.
Remaining gross profit (including cigarette remaining gross profit and Food /Non Food remaining gross profit), cigarette remaining gross profit per carton, and remaining gross profit margin, are non-GAAP financial measures, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

The following table reconciles remaining gross profit to gross profit, its most comparable financial measure under U.S. GAAP (in millions) (1):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	Amounts	% of Net Sales	Amounts	% of Net Sales	Amounts	% of Net Sales	Amounts	% of Net Sales
Gross Profit	$187.9	5.1%	$158.9	5.7%	$339.0	5.1%	$296.2	5.6%
Cigarette inventory holding gains	(7.0)	(0.2)%	(3.8)	(0.1)%	(8.0)	(0.1)%	(4.8)	(0.1)%
OTP tax refunds	—	—%	(0.9)	—%	—	—%	(1.8)	—%
LIFO expense	2.9	0.1%	3.5	0.1%	6.3	0.1%	5.9	0.1%
Remaining gross profit	$183.8	5.0%	$157.7	5.6%	$337.3	5.0%	$295.5	5.6%
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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with SEC on February 26, 2016, did not change materially during the six months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Except for our implementation of SAP financial modules, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recently migrated certain of our accounting and financial systems, including underlying processes, to SAP software. This conversion impacted internal processes and controls for business activities including, but not limited to, processing vendor payments and customer receipts as well as financial reporting.

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
The following table provides the repurchases of common stock by the Company during the three months ended June 30, 2016:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total	of Shares that
			Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs	(in millions) (3)

April 1, 2016 to April 30, 2016	40,000	$39.85	$1,593,981	$8.1
May 1, 2016 to May 31, 2016	3,682	42.20	155,381	8.0
June 1, 2016 to June 30, 2016	—	—	—	8.0
Total repurchases for the three months ended June 30, 2016	43,682	$40.05	$1,749,362	$8.0

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

10.4
Eighth Amendment to Credit Agreement, dated May 16, 2016, among Core-Mark Holding Company, Inc., and its subsidiaries, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 17, 2016).

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

Core-Mark Holding Company, Inc.

August 9, 2016	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

August 9, 2016	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Chief Financial Officer