Form 10-Q
period 2016-09-30
Core-Mark Holding Company, Inc.
filed 2016-11-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
     Yes  ☐    No  ☒
As of November 3, 2016, 46,152,958 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$22.9	$12.5
Restricted cash	8.1	8.5
Accounts receivable, net of allowance for doubtful accounts of $7.4 and $10.9 as of September 30, 2016 and December 31, 2015, respectively	356.3	272.7
Other receivables, net	108.9	69.4
Inventories, net (Note 4)	495.6	407.4
Deposits and prepayments	92.8	65.0
Deferred income taxes	1.8	1.8
Total current assets	1,086.4	837.3
Property and equipment, net	191.2	159.5
Goodwill	29.2	22.9
Other intangible assets, net	47.8	29.5
Other non-current assets, net	29.2	28.1
Total assets	$1,383.8	$1,077.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104.5	$129.6
Book overdrafts	43.0	29.2
Cigarette and tobacco taxes payable	231.8	193.6
Accrued liabilities	145.9	106.9
Deferred income taxes	0.2	0.3
Total current liabilities	525.4	459.6
Long-term debt (Note 5)	274.1	60.4
Deferred income taxes	22.2	18.6
Other long-term liabilities	11.6	10.6
Claims liabilities	28.1	26.6
Pension liabilities	6.1	7.5
Total liabilities	867.5	583.3
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,221,054 and 51,953,354 shares issued; 46,196,244 and 46,116,670 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	0.5	0.3
Additional paid-in capital	274.7	271.8
Treasury stock at cost (6,024,810 and 5,836,684 shares of common stock at September 30, 2016 and December 31, 2015, respectively)	(69.0)	(61.8)
Retained earnings	324.3	300.0
Accumulated other comprehensive loss	(14.2)	(16.3)
Total stockholders’ equity	516.3	494.0
Total liabilities and stockholders’ equity	$1,383.8	$1,077.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$3,993.9	$2,991.6	$10,692.6	$8,254.3
Cost of goods sold	3,795.0	2,820.0	10,154.7	7,786.5
Gross profit	198.9	171.6	537.9	467.8
Warehousing and distribution expenses	117.4	92.8	315.0	260.9
Selling, general and administrative expenses	57.6	52.8	160.0	147.6
Amortization of intangible assets	1.7	0.6	3.8	1.8
Total operating expenses	176.7	146.2	478.8	410.3
Income from operations	22.2	25.4	59.1	57.5
Interest expense	(1.5)	(0.6)	(3.3)	(1.9)
Interest income	—	0.1	0.1	0.4
Foreign currency transaction losses , net	(0.5)	(0.7)	(0.1)	(1.3)
Income before income taxes	20.2	24.2	55.8	54.7
Provision for income taxes (Note 7)	(6.7)	(9.1)	(20.3)	(20.9)
Net income	$13.5	$15.1	$35.5	$33.8

Basic net income per common share (Note 9)	$0.29	$0.33	$0.77	$0.73

Diluted net income per common share (Note 9)	$0.29	$0.33	$0.76	$0.73

Basic weighted-average shares (Note 9)	46.3	46.2	46.3	46.2

Diluted weighted-average shares (Note 9)	46.5	46.6	46.5	46.6

Dividends declared and paid per common share (Note 11)	$0.08	$0.07	$0.24	$0.20
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$13.5	$15.1	$35.5	$33.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.3	(0.8)	0.5	(0.7)
Foreign currency translation (loss) gain	(0.2)	(1.9)	1.6	(4.1)
Other comprehensive income (loss), net of tax	0.1	(2.7)	2.1	(4.8)
Comprehensive income	$13.6	$12.4	$37.6	$29.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$35.5	$33.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
LIFO and inventory provisions	10.0	9.2
Amortization of debt issuance costs	0.3	0.2
Stock-based compensation expense	5.5	6.7
Bad debt expense, net	1.6	1.1
Depreciation and amortization	31.2	28.3
Foreign currency transaction losses, net	0.1	1.3
Deferred income taxes	3.6	(0.3)
Pension settlement expenses	1.2	0.9
Changes in operating assets and liabilities:
Accounts receivable, net	(48.6)	(33.3)
Other receivables, net	(39.2)	(3.3)
Inventories, net	(74.3)	53.9
Deposits, prepayments and other non-current assets	(31.6)	(18.0)
Accounts payable	(25.9)	22.3
Cigarette and tobacco taxes payable	36.2	(10.2)
Pension, claims, accrued and other long-term liabilities	39.3	15.3
Excess tax deductions associated with stock-based compensation	(2.8)	(2.0)
Net cash (used in) provided by operating activities	(57.9)	105.9
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(88.4)	(8.0)
Change in restricted cash	0.5	3.3
Additions to property and equipment, net	(44.5)	(24.7)
Capitalization of software and related development costs	(5.1)	(7.5)
Proceeds from sale of fixed assets	—	0.3
Net cash used in investing activities	(137.5)	(36.6)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,164.8	718.5
Repayments under revolving credit facility	(949.9)	(768.7)
Dividends paid	(11.3)	(9.1)
Payments on capital leases	(1.8)	(1.6)
Payments of financing costs	(1.5)	(0.4)
Repurchases of common stock	(7.2)	(9.0)
Proceeds from exercise of common stock options	0.3	0.3
Tax withholdings related to net share settlements of restricted stock units	(5.4)	(3.2)
Excess tax deductions associated with stock-based compensation	2.8	2.0
Increase (decrease) in book overdrafts	13.7	(1.1)
Net cash provided by (used in) financing activities	204.5	(72.3)
Effects of changes in foreign exchange rates	1.3	(2.0)
Change in cash and cash equivalents	10.4	(5.0)
Cash and cash equivalents, beginning of period	12.5	14.4
Cash and cash equivalents, end of period	$22.9	$9.4
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$14.4	$21.1
Interest	$2.3	$1.0
Non-cash capital lease obligations incurred	$0.2	$5.2
Unpaid property and equipment purchases included in accrued liabilities	$1.3	$1.5
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 45,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-five distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. ("GAAP") can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements, which are included in its 2015 Annual Report on Form 10-K, filed with the SEC on February 26, 2016.
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
During the three months ended September 30, 2016, the Company identified an error in the presentation of borrowings and repayments of the Company’s revolving credit facility in the previously issued condensed consolidated statements of cash flows. The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis, rather than on a net basis, within the financing activities section of the condensed consolidated statements of cash flows. The correction did not change previously reported total cash provided by (or used from) financing activities.
Amounts for prior periods included in the consolidated financial statements have been reclassified to conform to the current period presentation.
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
The Company had two customers that each accounted for more than 10% of the net sales during the three and nine months ended September 30, 2016. These customers, Murphy U.S.A., which the Company began servicing in the first quarter of 2016, and Alimentation Couche-Tard, Inc. (“Couche-Tard”), together represented approximately 23.2% and 23.3% of the Company’s net sales for the three and nine months ended September 30, 2016, respectively. Couche-Tard accounted for approximately 13.8% and 14.3% of the Company's net sales for the three and nine months ended September 30, 2015, respectively. No single customer accounted for 10% or more of the Company’s accounts receivables as of September 30, 2016 or December 31, 2015.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company beginning in 2018 and allows for either full retrospective adoption or modified retrospective adoption with the cumulative effect recognized at the date of initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance replaces the current incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The new guidance addresses eight specific cash flow presentation and classification issues in the statement of cash flows to reduce existing diversity in practice. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

3.	Acquisition

Acquisition of Pine State Convenience
On June 6, 2016, the Company acquired substantially all of the assets of Pine State Convenience ("Pine State"), a division of Pine State Trading Company, located in Gardiner, Maine. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The acquisition increased the Company’s market presence primarily in the Northeastern U.S. and further enhanced the Company’s ability to cost effectively service national and regional retailers. The total purchase consideration was $88.4 million which was paid at closing and funded through borrowings under the Company's revolving credit facility.
The following table presents the assets acquired and liabilities assumed, based on their preliminary estimated fair values and purchase consideration:

June 6, 2016
Accounts receivable	$35.5
Inventory	20.9
Prepaid expenses / other assets	0.5
Property, plant and equipment	10.4
Goodwill	6.3
Intangible assets	17.2
Less : Other current liabilities	2.4
Total consideration	$88.4
The Company determined the estimated fair values of intangible assets acquired with the assistance of independent valuation consultants. Based on the preliminary valuation, intangible assets received include the following:

	Fair Value in Millions	Useful Life in Years
Customer relationships	$14.1	10 - 12
Trade names	1.0	1 - 2
Non-competition agreements	2.1	5
Total intangible assets	$17.2
The results of Pine State operations have been included in the Company’s unaudited condensed consolidated interim financial statements since the date of acquisition. The Company incurred $0.5 million and $1.9 million of acquisition-related costs, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2016, respectively. The Company did not consider the Pine State acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business. Simultaneously with the closing of the acquisition, the Company entered into an operating lease arrangement for a warehouse facility in Gardiner, Maine, with certain former owners of Pine State. The term of the lease is for 15 years.

4.	Inventories
Inventories consist of the following (in millions):

	September 30, 2016	December 31, 2015
Inventories at FIFO, net of reserves	$622.8	$524.6
Less: LIFO reserve	(127.2)	(117.2)
Total inventories at LIFO, net of reserves	$495.6	$407.4
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indices. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $127.2 million and $117.2 million higher for the periods ended September 30, 2016 and December 31, 2015, respectively. The Company recorded LIFO expense of $3.7 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $10.0 million and $9.2 million for the nine months ended September 30, 2016 and 2015, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	September 30, 2016	December 31, 2015
Amounts borrowed	$262.0	$47.0
Obligations under capital leases	12.1	13.4
Total long-term debt	$274.1	$60.4
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $450 million, as of September 30, 2016. On May 16, 2016 the Company entered into an eighth amendment to the Credit Facility ("Eighth amendment"), which increased the size of the Credit Facility from $300 million to $450 million. The Credit Facility has an expansion feature which can be increased up to an additional $150 million limited by a borrowing base consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period). In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios.
The Credit Facility matures in May 2020. The Company incurred fees of approximately $0.7 million in connection with the Eighth amendment.
On November 4, 2016, the Company entered into a ninth amendment to the Credit Facility (the "Ninth Amendment"), which increased its Credit Facility from $450 million to $600 million. The Ninth Amendment also includes an expansion feature of $100 million which gives the Company the option to increase the size of the Credit Facility to a total of $700 million, if exercised. This will be subject to the same borrowing base limitations as the Eighth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30, 2016	December 31, 2015
Amounts borrowed	$262.0	$47.0
Outstanding letters of credit and other commitments	37.3	18.5
Amounts available to borrow(1)	150.7	123.9
______________________________________________

(1)	Excluding $150 million expansion feature.
Average borrowings during the three and nine months ended September 30, 2016 were $228.8 million and $139.1 million, respectively, with amounts borrowed at any one time outstanding ranging from zero to $280.0 million. For the three and nine months ended September 30, 2015, average borrowings were $48.1 million and $38.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million.
The weighted-average interest rate on the Credit Facility was 1.7% for both the three and nine months ended September 30, 2016 compared to 1.5% and 1.6%, respectively, for the same periods in 2015. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.1 million and $0.5 million during the three and nine months ended September 30, 2016, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2015, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.1 million for both the three months ended September 30, 2016 and 2015. For each of the nine months ended September 30, 2016 and 2015, the Company recorded similar charges of $0.3 million and $0.2 million, respectively. Unamortized debt issuance costs were $2.0 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively.

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
The Company’s effective tax rate was 33.2% and 36.4% for the three and nine months ended September 30, 2016, respectively, compared to 37.6% and 38.2% for the same periods in 2015. The provision for income taxes for the three and nine months ended September 30, 2016 included a net benefit of $0.7 million, compared to a net benefit of $0.4 million for the same periods in 2015, related primarily to adjustments of prior year’s estimates. Also included in the provision for income taxes for the three and nine months ended September 30, 2016 is a net benefit of $0.4 million related to the expiration of statute of limitations for uncertain tax provisions and related interest recovery. There was no such benefit for the same periods in 2015.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.2 million at September 30, 2016 and $0.4 million December 31, 2015, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could result in all of the $0.2 million of unrecognized tax benefits being recognized through September 30, 2017.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 to 2015 tax years remain subject to examination by federal and state authorities. The 2012 tax year is still open for certain state tax authorities. The 2009 to 2015 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
The following table provides the components of the net periodic benefit cost of the qualified defined-benefit pension plan (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
PENSION BENEFITS COSTS
Interest cost	$0.3	$0.5	$0.9	$1.3
Expected return on plan assets	(0.4)	(0.5)	(1.4)	(1.5)
Amortization of net actuarial loss	0.1	0.2	0.5	0.5
Settlement charge	1.2	0.9	1.2	0.9
Total pension expense	$1.2	$1.1	$1.2	$1.2
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three and nine months ended September 30, 2016 and 2015.
The Company made contributions of $1.9 million to the Pension Plans during the three and nine months ended September 30, 2016. The Company made no contributions to the Pension Plans during the three and nine months ended September 30, 2015. During the remainder of 2016, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan and does not expect to make any further contributions to the defined-benefit pension plan.
The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. For the nine months ended September 30, 2016 the Company had settled accumulated benefits of $2.7 million (pre-tax) for participants who accepted lump sum payments. The Company re-measured its pension plan obligation as of September 30, 2016 and recorded a settlement charge of $1.2 million, as the lump sum payments exceeded thresholds calculated under GAAP. In addition, the Company recognized a $0.9 million deferred actuarial loss in accumulated other comprehensive loss, increasing the pension liability by the same amount. The Company expects to recognize additional settlement charges between $0.1 million and $0.2 million in the fourth quarter of 2016 related to lump sum payments and other pension settlement activities.
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company expects to complete the settlement in approximately 12 to 18 months. Pension liabilities will be settled through either lump sum payments or purchasing annuities from an insurance company.

At settlement, the Company expects to recognize a non-cash charge related to unrecognized actuarial losses in accumulated other comprehensive income estimated between $16.0 million and $19.0 million. The Company expects to make additional cash contributions between $4.0 million and $6.0 million to settle its pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corp premiums.

9.	Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2016			2015
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$13.5	46.3	$0.29	$15.1	46.2	$0.33
Effect of dilutive common share equivalents:
Restricted stock units	—	0.1	—	—	0.2	—
Performance shares	—	0.1	—	—	0.2	—
Diluted EPS	$13.5	46.5	$0.29	$15.1	46.6	$0.33
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

	Nine Months Ended September 30,
	2016			2015
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$35.5	46.3	$0.77	$33.8	46.2	$0.73
Effect of dilutive common share equivalents:
Restricted stock units	—	0.1	(0.01)	—	0.2	—
Performance shares	—	0.1	—	—	0.2	—
Diluted EPS	$35.5	46.5	$0.76	$33.8	46.6	$0.73
___________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 6,457 and 308,195, respectively, for the three and nine months ended September 30, 2016 and zero and 149,348, respectively, for the same periods in 2015.

10.	Stock-based Compensation Plans
Grant Activities
During the nine months ended September 30, 2016 and 2015, the Company granted 124,077 and 124,170 restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $38.21 and $32.47, respectively.
For the nine months ended September 30, 2016, the Company granted 156,576 performance-based shares to certain of its employees at a weighted-average grant date fair value of $38.47. The 156,576 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2016, to be measured in early 2017. In 2015, the Company granted 180,526 performance-based shares to employees at a weighted-average grant date fair value of $32.60, of which 142,256 shares were ultimately earned.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.9 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation cost of $5.5 million and $6.7 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $8.2 million at September 30, 2016, which is expected to be recognized over a weighted-average period of 1.5 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

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
The Board of Directors approved the following cash dividends in 2016 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2016	$0.08	March 11, 2016	$3.8	March 28, 2016
May 9, 2016	$0.08	May 25, 2016	$3.7	June 15, 2016
August 8, 2016	$0.08	August 24, 2016	$3.8	September 15, 2016
November 4, 2016	$0.09	November 23, 2016	N/A (1)	December 15, 2016
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of September 30, 2016, the Company had approximately $4.3 million available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Number of shares repurchased	99,210	99,022	188,126	296,838
Average price per share	$37.77	$30.30	$38.52	$30.32
Total repurchase costs	$3.7	$3.0	$7.2	$9.0

12.	Segment and Geographic Information
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
Information about the Company’s business operations based on the two geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
United States	$3,591.0	$2,657.4	$9,634.3	$7,312.7
Canada	387.7	323.0	1,030.2	914.9
Corporate (1)	15.2	11.2	28.1	26.7
Total	$3,993.9	$2,991.6	$10,692.6	$8,254.3

Income (loss) before income taxes:
United States (2)	$24.8	$25.5	$59.1	$54.2
Canada	2.3	1.1	3.4	0.5
Corporate (3)	(6.9)	(2.4)	(6.7)	—
Total	$20.2	$24.2	$55.8	$54.7

Interest expense:
United States	$9.9	$9.0	$29.7	$25.8
Canada	0.2	0.2	0.7	0.6
Corporate (4)	(8.6)	(8.6)	(27.1)	(24.5)
Total	$1.5	$0.6	$3.3	$1.9

Depreciation and amortization:
United States	$7.7	$7.5	$22.5	$21.7
Canada	0.7	0.6	1.9	1.9
Corporate (5)	3.0	1.8	6.8	4.7
Total	$11.4	$9.9	$31.2	$28.3

Capital expenditures:
United States	$21.1	$10.0	$42.9	$23.9
Canada	0.6	0.3	1.6	0.8
Total	$21.7	$10.3	$44.5	$24.7
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.
(2) Consists primarily of expenses and other income. Both the three and nine months ended September 30, 2015, included $7.9 million of cigarette tax stamp inventory holding gains, net of expenses, relating to the increase in cigarette excise taxes in certain jurisdictions.

(3)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(4)	Consists primarily of intercompany eliminations for interest.

(5)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	September 30, 2016	December 31, 2015
Identifiable assets:
United States	$1,273.1	$981.4
Canada	110.7	95.9
Total	$1,383.8	$1,077.3
The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$2,855.3	$2,049.6	$7,601.0	$5,594.0
Food	387.5	336.5	1,047.2	940.7
Fresh	106.4	91.6	289.2	250.0
Candy	165.6	145.1	465.9	422.5
Other tobacco products	306.7	229.9	829.2	651.0
Health, beauty & general	118.0	91.7	320.5	271.8
Beverages	53.3	46.6	137.1	122.9
Equipment/other	1.1	0.6	2.5	1.4
Total food/non-food products	1,138.6	942.0	3,091.6	2,660.3
Total net sales	$3,993.9	$2,991.6	$10,692.6	$8,254.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 45,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Third Quarter Overview
During the third quarter of 2016, we continued to benefit from our significant market share gains and increased our food/non-food sales and gross profit through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the third quarter of 2016 increased 33.5%, or $1,002.3 million, to $3,993.9 million compared to $2,991.6 million for the same period in 2015. The increase in net sales was driven primarily by market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, the acquisition of Pine State Convenience ("Pine State") in June 2016, and the continued success of our core strategies.
Gross profit in the third quarter of 2016 increased 15.9%, or $27.3 million, to $198.9 million from $171.6 million for the same period in 2015, driven primarily by the increase in sales and the success of our marketing strategies. Included in gross profit for the third quarter of 2015 were $8.3 million of cigarette tax stamp inventory holding gains, which resulted from an increase in excise taxes by certain jurisdictions.
Gross profit margin was 5.0% of total net sales in the third quarter of 2016 compared to 5.7% for the same period in 2015. The decrease in gross profit margin was due primarily to market share gains, including the addition of Murphy U.S.A., which have a higher sales mix of tobacco products, and generally lower food/non-food margins compared to the rest of our business, and $8.3 million in cigarette tax stamp holding gains recognized in the third quarter of 2015.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
Operating expenses in the third quarter of 2016 increased 20.9%, or $30.5 million, to $176.7 million from $146.2 million for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, the addition of Pine State and costs related to the onboarding of a significant new customer contributed to higher operating expenses in the third quarter of 2016.
Net income in the third quarter of 2016 decreased 10.6%, or $1.6 million, to $13.5 million from $15.1 million for the same period in 2015. Adjusted EBITDA(1) decreased $2.1 million, or 5.1%, to $39.2 million for the third quarter of 2016 from $41.3 million for the same period in 2015. The decrease in net income and adjusted EBITDA was due primarily to cigarette tax stamp inventory holding gains of $7.9 million, net of expenses, recorded in the third quarter of 2015, which did not reoccur in 2016, offset by the growth in gross profit resulting from market share gains and the acquisition of Pine State.
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
Some of our more recent expansion activities include:

•
In June 2016, we acquired substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of approximately $88 million. The Company has incurred approximately $1.9 million in start-up and due diligence costs in 2016 and expects to incur another $1.5 million in integration costs in 2017. Annualized sales for the acquired business are expected to be approximately $1 billion.

•
In October 2015, we signed a five year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,350 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016 and have created efficiencies and a strategic supply chain relationship for Murphy U.S.A.

•
In October 2015, we signed a five year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. We began servicing 7-Eleven in October 2016 and Core-Mark will be the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

During the third quarter of 2016, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew 16.2% in the third quarter of 2016 compared to the same period in 2015. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.
Other Business Developments
We presently service approximately 3,000 Alimentation Couche-Tard, Inc. locations in the U.S. and Canada. A portion of these locations were subject to renewals during the third quarter of 2016. Consequently, our agreement to service approximately 1,100 Circle K stores in the Southeastern Region of the U.S. will expire in January 2017. We expect to continue to service approximately 1,900 stores in 2017 including both company and franchise operated stores located in the Western and Southwestern regions of the U.S. and Canada. We will also continue to operate a third party distribution center dedicated solely to support the logistics and management requirements of Circle K. While the expiration of the Circle K contract with respect to the Southeastern U.S. stores will reduce our sales and net income beginning in 2017, we expect new business from other customers in the U.S. and Canada to mitigate much of the loss.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 and 2015 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2016			September 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,002.3	$3,993.9	100.0%	—%	$2,991.6	100.0%	—%
Net sales — Cigarettes	805.7	2,855.3	71.5	66.2	2,049.6	68.5	63.1
Net sales — Food/non-food	196.6	1,138.6	28.5	33.8	942.0	31.5	36.9
Net sales, less excise taxes (2)	730.3	3,114.8	78.0	100.0	2,384.5	79.7	100.0
Gross profit (3)	27.3	198.9	5.0	6.4	171.6	5.7	7.2
Warehousing and
distribution expenses	24.6	117.4	2.9	3.8	92.8	3.1	3.9
Selling, general and
administrative expenses	4.8	57.6	1.4	1.8	52.8	1.8	2.2
Amortization of
intangible assets	1.1	1.7	—	0.1	0.6	—	—
Income from operations (4)	(3.2)	22.2	0.6	0.7	25.4	0.8	1.1
Interest expense	0.9	(1.5)	—	—	(0.6)	—	—
Interest income	(0.1)	—	—	—	0.1	—	—
Foreign currency transaction
gains (losses), net	(0.2)	(0.5)	—	—	(0.7)	—	—
Income before taxes	(4.0)	20.2	0.5	0.6	24.2	0.8	1.0
Net income	(1.6)	13.5	0.3	0.4	15.1	0.5	0.6
Adjusted EBITDA (5)	(2.1)	39.2	1.0	1.3	41.3	1.4	1.7
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Income from operations for the three months ended September 30, 2015 includes cigarette tax stamp inventory holding gains in the U.S. of $8.3 million and associated operating costs of approximately $0.4 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (See the reconciliation of Adjusted EBITDA to net income below and in "Non-GAAP Financial Information").

Net Sales. Net sales increased by $1,002.3 million, or 33.5%, to $3,993.9 million in the third quarter of 2016, from $2,991.6 million for the same period in 2015. The increase in net sales was driven primarily by market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, and the acquisition of Pine State Convenience in June 2016. In addition, net sales for the third quarter of 2016 benefited from increases in cigarette manufacturers' prices and incremental food/non-food sales, driven by the continued success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2016 increased by $805.7 million, or 39.3%, to $2,855.3 million from $2,049.6 million for the same period in 2015. The increase in cigarette sales was driven primarily by a 24.8% increase in carton sales, the acquisition of Pine State, and a 2.8% increase in the average sales price per carton due primarily to increases in manufacturers' prices. Cigarette carton sales in the U.S. increased by 35.2%, of which 9.6% resulted from sales from Pine State. This remaining increase was driven primarily by market share gains, including the addition of Murphy U.S.A. Carton sales in Canada increased 17.1%, also driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 71.5% in the third quarter of 2016 compared to 68.5% for the same period last year.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2016 increased $196.6 million, or 20.9%, to $1,138.6 million from $942.0 million for the same period in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	September 30,
	2016	2015	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$387.5	$336.5	$51.0	15.2%
Fresh	106.4	91.6	14.8	16.2%
Candy	165.6	145.1	20.5	14.1%
OTP	306.7	229.9	76.8	33.4%
Health, beauty & general	118.0	91.7	26.3	28.7%
Beverages	53.3	46.6	6.7	14.4%
Equipment/other	1.1	0.6	0.5	NA
Total Food/Non-food Products	$1,138.6	$942.0	$196.6	20.9%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
Food/non-food sales for the third quarter increased by approximately 20.9% driven primarily by market share gains, an increase in sales to existing customers, and the acquisition of Pine State. Sales generated from VCI, Fresh and our Focused Marketing Initiatives (FMI) were the primary drivers of the increase in net sales to existing customers. The increase in sales in our OTP category was due primarily to market share gains, including the addition of Murphy U.S.A., and higher sales of smokeless tobacco products.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 28.5% for the third quarter of 2016 compared to 31.5% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the third quarter of 2016 increased $27.3 million, or 15.9%, to $198.9 million from $171.6 million for the same period in 2015 driven primarily by the increase in sales, including the acquisition of Pine State in June 2016 and other market share gains. Included in gross profit for the third quarter of 2015, were cigarette tax stamp inventory holding gains of $8.3 million, which resulted from an increase in excise taxes by certain jurisdictions.
Gross profit margin was 4.98% of total net sales in the third quarter of 2016 compared to 5.74% for the same period in 2015. The decrease in gross profit margins was due primarily to the addition of Murphy U.S.A., which has a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business. In addition, the third quarter of 2015 benefited from cigarette tax stamp inventory holding gains of $8.3 million.
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

Our cigarette inventory holding gains were $0.4 million for the third quarter of 2016 compared to $0.6 million for the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $3.7 million for the third quarter of 2016 compared to $3.3 million for the same period of 2015. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2016			September 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,002.3	$3,993.9	100.0%	—%	$2,991.6	100.0%	—%
Net sales, less excise taxes (2)	730.3	3,114.8	78.0	100.0	2,384.5	79.7	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.2)	$0.4	0.01%	0.01%	$0.6	0.02%	0.03%
Cigarette tax stamp inventory holding gains (4)	(8.3)	—	—	—	8.3	0.28	0.35
LIFO expense	0.4	(3.7)	(0.09)	(0.12)	(3.3)	(0.11)	(0.14)
Remaining gross profit (5)	36.2	202.2	5.06	6.49	166.0	5.55	6.96
Gross profit	$27.3	$198.9	4.98%	6.38%	$171.6	5.74%	7.20%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	For 2016, $0.1 million of the cigarette inventory holding gains were attributable to the U.S. and $0.3 million to Canada. For 2015, $0.6 million were attributable to Canada.

(4)	In the third quarter of 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $8.3 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $36.2 million, or 21.8%, to $202.2 million for the third quarter of 2016 from $166.0 million for the same period in 2015. Remaining gross profit margin was 5.06% in the third quarter of 2016 compared to 5.55% for the same period in 2015. The decrease in remaining gross profit margin in the third quarter of 2016 was due primarily to the addition of Murphy U.S.A., which has a higher sales mix of cigarettes and tobacco products. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately five basis points in 2016.
Cigarette price inflation typically has a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales.
Cigarette remaining gross profit increased $10.6 million, or 22.3%, to $58.2 million for the third quarter of 2016 from $47.6 million for the same period in 2015. Cigarette remaining gross profit per carton decreased by approximately 8.9% in the third quarter of 2016 compared to the same period in 2015 due primarily to the addition of Murphy U.S.A., offset partially by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit increased $25.6 million, or 21.6% to $144.0 million, for the third quarter of 2016, from $118.4 million the same period in 2015. Food/non-food remaining gross profit margin increased seven basis points to 12.64% for the third quarter of 2016 compared with 12.57% for the same period in 2015. Excluding the addition of Murphy U.S.A. and the acquisition of Pine State, food/non-food remaining gross profit margins increased 21 basis points driven primarily by sales growth in the Fresh and Food Categories and a shift toward higher margin items mainly as a result of the success of our marketing strategies.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the third quarter of 2016, our remaining gross profit for food/non-food products was approximately 71.2% of our total remaining gross profit compared to 71.3% for the same period in 2015.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative Expenses, and Amortization of Intangible Assets. In the third quarter of 2016, operating expenses increased by $30.5 million, or 20.9%, to $176.7 million from $146.2 million for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries and costs related to the onboarding of a significant new customer contributed to higher operating costs in the third quarter of 2016. In addition, operating expenses in the third quarter of 2016 include expenses of approximately $13.0 million related to Pine State, including $0.5 million of acquisition costs. As a percentage of net sales, total operating expenses were 4.4% for the third quarter of 2016 compared to 4.9% for the same period in 2015. Operating expenses as a percentage of total net sales for the third quarter of 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, during the third quarter this year, decreased operating expenses as a percentage of total net sales by approximately 30 basis points in the third quarter of 2016 compared to the same period in 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $24.6 million, or 26.5%, to $117.4 million in the third quarter of 2016 from $92.8 million for the same period in 2015. The increase in warehouse and distribution expenses was driven primarily by a 10.3% increase in comparable cubic feet of product handled, a 10.2% increase in customer deliveries, the addition of Pine State, and costs related to the onboarding of a significant new customer. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for the third quarter of 2016 compared with 3.1% for the same period in 2015. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased warehousing and distribution expenses as a percentage of total net sales by approximately 20 basis points in the third quarter of 2016 compared to the same period in 2015.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.8 million, or 9.1%, in the third quarter of 2016, to $57.6 million from $52.8 million for the same period in 2015. As a percentage of net sales, SG&A expenses were 1.4% for the third quarter of 2016 compared to 1.8% for the same period in 2015. The decline as a percentage of net sales was driven primarily by the shift in sales to cigarettes, which decreased SG&A expenses as a percentage of total net sales by approximately 10 basis points, and overall leverage of our fixed expenses in the third quarter of 2016 compared to the same period in 2015.
Amortization Expenses. Amortization expenses increased $1.1 million, to $1.7 million, for the three months ended September 30, 2016 compared to $0.6 million for the same period in 2015. The increase was due primarily to the implementation of our new financial system in February 2016 and amortization of intangible assets related to our acquisition of Pine State.
Interest Expense. Interest expense includes interest and loan amortization fees related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $1.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Average borrowings in the third quarter of 2016 were $228.8 million, with a weighted average interest rate of 1.7%, compared to average borrowings of $48.1 million and a weighted average interest rate of 1.5% for the same period in 2015.
Foreign Currency Transaction Losses, Net.  We recognized foreign transaction currency losses of $0.5 million in the third quarter of 2016 compared to losses of $0.7 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we will record transaction gains.
Income Taxes. Our effective tax rate was 33.2% for the three months ended September 30, 2016 compared to 37.6% for the same period in 2015. The decrease in the effective tax rate for the three months of 2016 is due primarily to tax credits claimed in the current year that were not available until the fourth quarter of last year, a higher benefit in the current year related to the adjustment of prior year’s estimates, and a benefit in the current year related to the expiration of statute of limitations for uncertain tax positions and related interest recovery. We currently expect our effective tax rate to approximate 38.5% for 2016.

Results of Operations
Comparison of the Nine Months Ended September 30, 2016 and 2015 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2016			September 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$2,438.3	$10,692.6	100.0%	—%	$8,254.3	100.0%	—%
Net sales — Cigarettes	2,007.0	7,601.0	71.1	66.2	5,594.0	67.8	62.4
Net sales — Food/non-food	431.3	3,091.6	28.9	33.8	2,660.3	32.2	37.6
Net sales, less excise taxes (2)	1,876.8	8,486.0	79.4	100.0	6,609.2	80.1	100.0
Gross profit (3)	70.1	537.9	5.0	6.3	467.8	5.7	7.1
Warehousing and
distribution expenses	54.1	315.0	2.9	3.7	260.9	3.2	3.9
Selling, general and
administrative expenses	12.4	160.0	1.5	1.9	147.6	1.8	2.2
Amortization of
intangible assets	2.0	3.8	—	—	1.8	—	—
Income from operations (4)	1.6	59.1	0.6	0.7	57.5	0.7	0.9
Interest expense	1.4	(3.3)	—	—	(1.9)	—	—
Interest income	(0.3)	0.1	—	—	0.4	—	—
Foreign currency transaction
gains (losses), net	1.2	(0.1)	—	—	(1.3)	—	—
Income before taxes	1.1	55.8	0.5	0.7	54.7	0.7	0.8
Net income	1.7	35.5	0.3	0.4	33.8	0.4	0.5
Adjusted EBITDA (5)	4.1	105.8	1.0	1.2	101.7	1.2	1.5
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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
(4) Income from operations for the three months ended September 30, 2015 includes cigarette tax stamp inventory holding gains in the U.S. of $8.3 million and associated operating costs of approximately $0.4 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP (See the reconciliation of Adjusted EBITDA to net income below and in "Non-GAAP Financial Information").

Net Sales. Net sales increased by $2,438.3 million, or 29.5% to $10,692.6 million for the nine months ended September 30, 2016 from $8,254.3 million for the same period in 2015 driven primarily by significant market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, and the acquisition of Pine State in June 2016. In addition, net sales for the nine months ended September 30, 2016 also benefited from increases in cigarette manufacturers' prices and incremental food/non-food sales driven by the continued success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2016 increased by $2,007.0 million or 35.9% to $7,601.0 million from $5,594.0 million for the same period in 2015 driven primarily by a 27.5% increase in carton sales, the acquisition of Pine State, and a 2.9% increase in the average sales price per carton mainly as a result of increases in manufacturers' prices. Cigarette carton sales in the U.S. increased by 33.3%, of which 4.5% resulted from sales from Pine State. This remaining increase was primarily by market share gains, including the addition of Murphy U.S.A. Carton sales in Canada increased 14.9%, also driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 71.1% for the nine months ended September 30, 2016 compared to 67.8% for the same period last year.

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
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2016 increased $431.3 million, or 16.2%, to $3,091.6 million from $2,660.3 million for the same quarter in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Nine Months Ended
	September 30,
	2016	2015	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,047.2	$940.7	$106.5	11.3%
Fresh	289.2	250.0	39.2	15.7%
Candy	465.9	422.5	43.4	10.3%
OTP	829.2	651.0	178.2	27.4%
Health, beauty & general	320.5	271.8	48.7	17.9%
Beverages	137.1	122.9	14.2	11.6%
Equipment/other	2.5	1.4	1.1	NA
Total Food/Non-food Products	$3,091.6	$2,660.3	$431.3	16.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
The increase in food/non-food sales for the nine months ended September 30, 2016 was driven primarily by market share gains, an increase in sales to existing customers, and the acquisition of Pine State. Sales generated from VCI, Fresh and FMI were the primary drivers of the increase in net sales to existing customers. The increase in sales in our OTP category was due primarily to market share gains, including the addition of Murphy U.S.A. and higher sales of smokeless tobacco products.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 28.9% for the nine months ended September 30, 2016 compared to 32.2% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the nine months ended September 30, 2016 increased $70.1 million or 15.0% to $537.9 million from $467.8 million for the same period in 2015 driven primarily by the increase in sales, including the acquisition of Pine State in June 2016. In addition, gross profit for the nine months ended September 30, 2016 benefited from a $3.0 million increase in cigarette inventory holding gains driven primarily by the increase in carton sales and the timing of our inventory purchases during the third quarter of 2016. Gross profit for the nine months ended September 30, 2015 included cigarette tax stamp inventory holding gains of $8.3 million which resulted from an increase in excise taxes by certain jurisdictions and a $1.8 million in OTP tax refund, related to the overpayment of taxes in prior years.
Gross profit margin was 5.03% of total net sales for the nine months ended September 30, 2016 compared to 5.67% for the same period in 2015. The decrease in gross profit margins was due primarily to the addition of Murphy U.S.A., which has a higher sales mix of tobacco products and generally lower food/non-food margins compared to the rest of our business. In addition, gross profit margin for the nine months ended September 30, 2015 benefited from cigarette tax stamp inventory holdings gains of $8.3 million.
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
Our cigarette inventory holding gains were $8.4 million for the nine months ended September 30, 2016 compared to $5.4 million for the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $10.0 million for the nine months ended September 30, 2016 compared to $9.2 million for the same period of 2015. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2016			September 30, 2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$2,438.3	$10,692.6	100.00%	—%	$8,254.3	100.00%	—%
Net sales, less excise taxes (2)	1,876.8	8,486.0	79.36	100.00	6,609.2	80.1	100.00%
Components of gross profit:
Cigarette inventory holding gains (3)	$3.0	$8.4	0.08%	0.10%	$5.4	0.07	0.08%
Cigarette tax stamp inventory holding gains (4)	(8.3)	—	—	—	8.3	0.10	0.13
OTP tax refunds (5)	(1.8)	—	—	—	1.8	0.02	0.03
LIFO expense	0.8	(10.0)	(0.10)	(0.12)	(9.2)	(0.11)	(0.14)
Remaining gross profit (6)	78.0	539.5	5.05	6.36	461.5	5.59	6.98
Gross profit	$70.1	$537.9	5.03%	6.34%	$467.8	5.67%	7.08%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
For the nine months ended September 30, 2016, $6.8 million of the cigarette inventory holding gains were attributable to the U.S. and $1.6 million to Canada. For the same period in 2015, $4.1 million and $1.3 million were attributable to the U.S. and Canada, respectively.

(4)
For the nine months ended September 30, 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $8.3 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)	For the nine months ended September 30, 2015, we received Other Tobacco Products (OTP) tax refunds of $1.8 million related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit increased $78.0 million, or 16.9%, to $539.5 million for the nine months ended September 30, 2016 from $461.5 million for the same period in 2015. Remaining gross profit margin was 5.05% for the nine months ended September 30, 2016 compared to 5.59% for the same period in 2015. The decrease in remaining gross profit margin for the nine months ended September 30, 2016 was due primarily to market share gains, including Murphy U.S.A., which have a higher sales mix of cigarettes and other tobacco products. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately four basis points in 2016.
Cigarette price inflation typically has a negative impact on our gross profit margins with respect to sales because gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales.
Cigarette remaining gross profit increased $31.0 million, or 24.4%, to $158.2 million for the nine months ended September 30, 2016 from $127.2 million for the same period in 2015. Cigarette remaining gross profit per carton decreased by approximately

5.8% for the nine months ended September 30, 2016 compared to the same period in 2015 due primarily to the addition of Murphy U.S.A., offset partially by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit increased $47.0 million or 14.1% to $381.3 million, for the nine months ended September 30, 2016 from $334.3 million for the same period in 2015. Food/non-food remaining gross profit margin decreased 24 basis points to 12.33% for the nine months ended September 30, 2016 compared with 12.57% for the same period in 2015 due primarily to the addition of Murphy U.S.A., which has generally lower overall food/non-food margins compared to the rest of our business and a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products.
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
For the nine months ended September 30, 2016, our remaining gross profit for food/non-food products was approximately 70.7% of our total remaining gross profit compared to 72.4% for the same period in 2015.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative Expenses and Amortization of Intangible Assets. For the nine months ended September 30, 2016, operating expenses increased by $68.5 million or 16.7%, to $478.8 million from $410.3 million for the same period in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, and costs related to the onboarding of significant new customers contributed to higher operating costs in 2016. In addition, operating expenses for the nine months ended September 30, 2016 include expenses of approximately $17.6 million related to Pine State, including $1.9 million of acquisition costs. As a percentage of net sales, total operating expenses were 4.5% for the nine months ended September 30, 2016 compared to 5.0% for the same period in 2015. Operating expenses as a percentage of total net sales for the nine months ended September 30, 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased operating expenses as a percentage of total net sales by approximately 40 basis points for the nine months ended September 30, 2016 compared to the same period in 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $54.1 million or 20.7% to $315.0 million for the nine months ended September 30, 2016 from $260.9 million for the same period in 2015. The increase in warehouse and distribution expenses was driven primarily by a 12.1% increase in cubic feet of product handled, a 13.4% increase in customer deliveries, the addition of Pine State and approximately $2.6 million of identifiable costs related to the on-boarding of significant new customers, for the nine months ended September 30, 2016. As a percentage of total net sales, warehousing and distribution expenses were 2.9% for the nine months ended September 30, 2016 compared with 3.2% for the same period in 2015. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased warehousing and distribution expenses as a percentage of total net sales by approximately 30 basis points for the nine months ended September 30, 2016 compared to the same period in 2015.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $12.4 million, or 8.4%, for the nine months ended September 30, 2016, to $160.0 million from $147.6 million for the same period in 2015. As a percentage of net sales, SG&A expenses were 1.5% for the nine months ended September 30, 2016 compared to 1.8% for the same period in 2015. The decline as a percentage of net sales was driven primarily by the shift in sales to cigarettes, which decreased SG&A expenses as a percentage of total net sales by approximately 10 basis points, and overall leverage of our fixed expenses for the nine months ended September 30, 2016 compared to the same period in 2015. In addition, SG&A expenses for 2016 included a gain of $2.0 million related to a settlement agreement with Sonitrol Corporation of a legacy lawsuit, recognized in the first quarter of 2016, offset by $1.9 million of acquisition costs for Pine State. SG&A expenses for the nine months ended September 30, 2015 included $1.5 million of costs related to the acquisition of Karrys Bros.
Amortization Expenses. Amortization expenses increased $2.0 million, to $3.8 million, for the nine months ended September 30, 2016 compared to $1.8 million for the same period in 2015. The increase was due primarily to the implementation of our new financial system in February 2016 and amortization of intangible assets related to our acquisition of Pine State.
Interest Expense. Interest expense includes interest and loan amortization fees related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $3.3 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. Average borrowings for the nine months ended September 30, 2016 were $139.1 million with a weighted average interest rate of 1.7% compared to average borrowings of $38.6 million and a weighted average interest rate of 1.6% for the same period in 2015.
Foreign Currency Transaction Losses, Net.  We recognized a foreign transaction currency loss of $0.1 million for the nine months ended September 30, 2016 compared to a loss of $1.3 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we will record transaction losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we will record transaction gains.
Income Taxes. Our effective tax rate was 36.4% for the nine months ended September 30, 2016 compared to 38.2% for the same period in 2015. The decrease in the effective tax rate for the first nine months of 2016 is due primarily to tax credits claimed in the current year that were not available until the fourth quarter of last year, a higher benefit in the current year related to the adjustment of prior year’s estimates and a benefit in the current year related to the expiration of statute of limitations for uncertain tax positions and related interest recovery.  We currently expect our effective tax rate to approximate 38.5% for 2016.
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

The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Net income	$13.5	$15.1		$35.5	$33.8
Interest expense, net (1)	1.5	0.5		3.2	1.5
Provision for income taxes	6.7	9.1		20.3	20.9
Depreciation and amortization	11.4	9.9		31.2	28.3
LIFO expense	3.7	3.3		10.0	9.2
Stock-based compensation expense	1.9	2.7		5.5	6.7
Foreign currency transaction losses, net	0.5	0.7		0.1	1.3
Adjusted EBITDA	$39.2	$41.3	(5.1)%	$105.8	$101.7	4.0%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.
Adjusted EBITDA decreased $2.1 million, or 5.1%, to $39.2 million for the third quarter of 2016 from $41.3 million for the same period last year. Adjusted EBITDA for the three months ended September 30, 2015, included cigarette tax stamp inventory holding gains of $7.9 million, net of expenses. Excluding the cigarette tax stamp inventory holding gain, Adjusted EBITDA increased $5.8 million, or 17% driven primarily by market share gains, including Murphy U.S.A., the acquisition of Pine State and our core strategies.
Adjusted EBITDA increased $4.1 million, or 4.0%, to $105.8 million for the nine months ended September 30, 2016 from $101.7 million for the same period last year. The increase in Adjusted EBITDA for the third quarter of 2016 was driven primarily by an increase in gross profit resulting from market share gains, including Murphy U.S.A. and our core strategies. In addition Adjusted EBITDA for the nine months ended September 30, 2016 included incremental cigarette inventory holding gains of $3.0 million and a $2.0 million gain, net of legal costs, related to a legacy legal settlement, offset by approximately $4.2 million of costs related to the acquisition of Pine State and the onboarding of new customers. Included in Adjusted EBITDA for the nine months ended September 30, 2015, were cigarette stamp inventory holding gains of $7.9 million, net of expenses, recorded in the third quarter of 2015 and a $1.8 million in refunds of excise taxes on OTP from prior years.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cigarettes
Net sales	$2,855.3	$2,049.6	$7,601.0	$5,594.0
Excise taxes in sales (2)	794.6	544.6	1,985.2	1,469.0
Net sales, less excise taxes (3)	2,060.7	1,505.0	5,615.8	4,125.0
LIFO expense	2.9	3.1	8.4	8.5
Gross profit (4)	55.7	53.4	158.2	132.4
Gross profit %	1.95%	2.61%	2.08%	2.37%
Gross profit % less excise taxes	2.70%	3.55%	2.82%	3.21%
Remaining gross profit (6)	$58.2	$47.6	$158.2	$127.2
Remaining gross profit %	2.04%	2.32%	2.08%	2.27%
Remaining gross profit % less excise taxes	2.83%	3.16%	2.82%	3.08%

Food/Non-food Products
Net sales	$1,138.6	$942.0	$3,091.6	$2,660.3
Excise taxes in sales (2)	84.5	62.5	221.4	176.1
Net sales, less excise taxes (3)	1,054.1	879.5	2,870.2	2,484.2
LIFO expense	0.8	0.2	1.6	0.7
Gross profit (5)	143.2	118.2	379.7	335.4
Gross profit %	12.57%	12.55%	12.28%	12.61%
Gross profit % less excise taxes	13.59%	13.44%	13.23%	13.50%
Remaining gross profit (6)	$144.0	$118.4	$381.3	$334.3
Remaining gross profit %	12.64%	12.57%	12.33%	12.57%
Remaining gross profit % less excise taxes	13.66%	13.46%	13.28%	13.46%

Totals
Net sales	$3,993.9	$2,991.6	$10,692.6	$8,254.3
Excise taxes in sales (2)	879.1	607.1	2,206.6	1,645.1
Net sales, less excise taxes (3)	3,114.8	2,384.5	8,486.0	6,609.2
LIFO expense	3.7	3.3	10.0	9.2
Gross profit (4) (5)	198.9	171.6	537.9	467.8
Gross profit %	4.98%	5.74%	5.03%	5.67%
Gross profit % less excise taxes	6.39%	7.20%	6.34%	7.08%
Remaining gross profit (6)	$202.2	$166.0	$539.5	$461.5
Remaining gross profit %	5.06%	5.55%	5.05%	5.59%
Remaining gross profit % less excise taxes	6.49%	6.96%	6.36%	6.98%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $0.4 million and $8.4 million for the three and nine months ended September 30, 2016, respectively compared to $0.6 million and $5.4 million for same periods in 2015. For 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $8.3 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects and (iv) OTP tax items. Included in the gross profit for the nine months ended September 30, 2015 were OTP tax refunds of $1.8 million related to prior years’ taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Liquidity and Capital Resources
Our cash and cash equivalents were $22.9 million and $12.5 million as of September 30, 2016 and December 31, 2015, respectively. Our restricted cash was $8.1 million and $8.5 million as of September 30, 2016 and December 31, 2015, respectively. Restricted cash includes funds placed in trust as required by one of the Canadian provincial taxing authorities. These funds secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our Credit Facility, income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. Our Credit Facility has a capacity of $450 million, which can be increased up to an additional $150 million, limited by a borrowing base, consisting of eligible accounts receivable and inventories. On November 4, 2016, the Company entered into a ninth amendment to the Credit Facility (the "Ninth Amendment"), which increased its Credit Facility from $450 million to $600 million. The Ninth Amendment also includes an expansion feature of $100 million which gives the Company the option to increase the size of the Credit Facility to a total of $700 million, if exercised. This will be subject to the same borrowing base limitations as the Eighth amendment. For the nine months ended September 30, 2016, our cash flows from operating activities used $57.9 million. At September 30, 2016, we had $150.7 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
On September 14, 2016, our Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. We expect to complete the settlement in approximately 12 to 18 months. Pension liabilities will be settled through either lump sum payments or purchasing annuities from an insurance company. We expect to make cash contributions between $4.0 million and $6.0 million to settle our pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corp premiums.
Cash Flows from Operating Activities
Net cash used in operating activities was $57.9 million for the nine months ended September 30, 2016 compared to $105.9 million of cash provided for the same period in 2015. The $163.8 million increase in cash used in 2016 compared to 2015 cash provided was due primarily to increased working capital requirements from increased sales volumes related primarily to our expansion activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $137.5 million for the nine months ended September 30, 2016 compared to $36.6 million for the same period in 2015. The increase in cash used for investing activities was driven primarily by the acquisition of Pine State for $88.4 million compared to $8.0 million for the acquisition of Karrys Bros. in the prior year. Significant capital expenditures during the period included $15.8 million in leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as $9.3 million in logistics equipment to accommodate new business. Total capital expenditures for 2016 are expected to be approximately $50 million, primarily for these and other expansion and maintenance projects.
Cash Flows from Financing Activities
Net cash provided by financing activities was $204.5 million for the nine months ended September 30, 2016 compared to net cash used of $72.3 million for the same period in 2015. This change was due primarily to a $265.1 million increase in net borrowings made under our Credit Facility, partially in support of our acquisition of Pine State for $88.4 million, as well as to fund increased working capital requirements to support our expansion activities, including the addition of Murphy U.S.A.  Book overdrafts increased $14.8 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.

Our Credit Facility
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $450 million, as of September 30, 2016. The Credit Facility has an expansion feature which can be increased up to an additional $150 million limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to LIBOR or CDOR based loans prepaid prior to the end of an interest period).
On May 16, 2016 the Company entered into an eighth amendment to the Credit Facility ("Eighth amendment"), which increased the size of the Credit Facility from $300 million to $450 million. In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. The Credit Facility matures in May 2020. The Company incurred total fees of approximately $0.7 million in connection with the Eighth amendment. As of September 30, 2016, the Company was in compliance with all of the Credit Facility covenants.
On November 4, 2016, the Company entered into a ninth amendment to the Credit Facility (the "Ninth Amendment"), which increased its Credit Facility from $450 million to $600 million. The Ninth Amendment also includes an expansion feature of $100 million which gives the Company the option to increase the size of the Credit Facility to a total of $700 million, if exercised. This will be subject to the same borrowing base limitations as the Eighth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2016	2015
Amounts borrowed	$262.0	$47.0
Outstanding letters of credit and other commitments	37.3	18.5
Amounts available to borrow (1)	150.7	123.9
______________________________________________

(1)	Excluding $150 million expansion feature.
Average borrowings during the three and nine months ended September 30, 2016 were $228.8 million and $139.1 million, respectively, with amounts borrowed at any one time outstanding ranging from zero to $280.0 million. For the three and nine months ended September 30, 2015, average borrowings were $48.1 million and $38.6 million, respectively, with amounts borrowed, at any one time outstanding, ranging from zero to $120.9 million.
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
Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including gross profit margin less excise taxes, remaining gross profit, remaining gross profit margin, remaining gross profit margin less excise taxes, Adjusted EBITDA and net sales, less excise taxes. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
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
Remaining gross profit (including cigarette remaining gross profit and Food/Non-Food remaining gross profit), cigarette remaining gross profit per carton, remaining gross profit margin, and remaining gross profit margin less excise taxes, are non-GAAP financial measures, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

The following table reconciles remaining gross profit to gross profit, its most comparable financial measure under U.S. GAAP (in millions) (1):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	Amounts	% of Net Sales	Amounts	% of Net Sales	Amounts	% of Net Sales	Amounts	% of Net Sales
Gross Profit	$198.9	5.0%	$171.6	5.7%	$537.9	5.0%	$467.8	5.7%
Cigarette inventory holding gains	(0.4)	—	(0.6)	—	(8.4)	(0.1)	(5.4)	(0.1)
Cigarette tax stamp holding gains			(8.3)	(0.3)			(8.3)	(0.1)
OTP tax refunds	—	—	—	—	—	—	(1.8)	—
LIFO expense	3.7	0.1	3.3	0.1	10.0	0.1	9.2	0.1
Remaining gross profit	$202.2	5.1%	$166.0	5.5%	$539.5	5.0%	$461.5	5.6%
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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with SEC on February 26, 2016, did not change materially during the nine months ended September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Except for our implementation of SAP financial modules, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recently migrated certain of our accounting and financial systems, including underlying processes, to SAP software. This conversion impacted internal processes and controls for business activities including, but not limited to, processing vendor payments and customer receipts as well as financial reporting.

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
The following table provides the repurchases of common stock by the Company during the three months ended September 30, 2016:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total	of Shares that
			Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs	(in millions) (3)

July 1, 2016 to July 31, 2016	—	$—	$—	$8.0
August 1, 2016 to August 31, 2016	25,200	39.84	1,004,006	7.0
September 1, 2016 to September 30, 2016	74,010	37.06	2,742,965	4.3
Total repurchases for the three months ended September 30, 2016	99,210	$37.77	$3,746,971	$4.3

_____________________________________________

(1)	All purchases were made as part of the share repurchase program announced on May 25, 2011.

(2)	Includes related transaction fees.

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

3.3	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	Ninth Amendment to Credit Agreement, dated November 4, 2016, among Core-Mark Holding Company, Inc., and its subsidiaries, as administrative agent, and the lenders party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core-Mark Holding Company, Inc.

November 7, 2016	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

November 7, 2016	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Chief Financial Officer