Form 10-K
period 2016-12-31
Core-Mark Holding Company, Inc.
filed 2017-03-01
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter:  $2,117,773,783
As of February 24, 2017, the registrant had 46,315,364 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2017 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

SEC Regulation - Non-GAAP Information

The financial statements in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Core-Mark Holding Company, Inc. ("Core-Mark") uses certain non-GAAP financial measures including Adjusted EBITDA, net income excluding LIFO expense, net sales less excise taxes, remaining gross profit, remaining gross profit margin, remaining gross profit margin less excise taxes and cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in Core-Mark’s underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. More information about such measures are included in Item 7 - Adjusted EBITDA and Item 7- Non GAAP Financial Information.

ii

PART I
ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Core-Mark,” “the Company,” “we,” “us,” or “our” refer to Core-Mark Holding Company, Inc. and its subsidiaries.
Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, distribution and logistics services to over 43,000 customer locations across the United States (U.S.) and Canada through 30 distribution centers (excluding two distribution facilities we operate as a third party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
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
Core-Mark has become one of two national distributors to the convenience store industry in the U.S. and is the largest in Canada. The national market presence we have established rests primarily with our ability to service customers in every geographic region within the U.S. through 25 distribution centers and servicing customers in Canada with our five Canadian distribution centers.
We operate in an industry where, in 2015, based on the National Association of Convenience Stores ("NACS") State of the Industry ("SOI") report, total in-store sales at convenience retail locations in the U.S. increased 5.8% to approximately $225.8 billion and were generated through approximately 154,000 stores. Over the ten years from 2006 through the end of 2015, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 3.3%. Based on the Canadian Convenience Store Association ("CCSA") 2015 Industry report, we estimate that total Canadian in-store sales at convenience locations were approximately CAD$40.0 billion generated through approximately 26,000 stores.
Company Highlights
Net income grew from $26.2 million in 2011 to $54.2 million in 2016, or approximately 16% compounded annually. Our net sales grew from $8.1 billion in 2011 to $14.5 billion in 2016, yielding an annual compounded growth rate of approximately 12%, while our annual Adjusted EBITDA(1) increased from $91.9 million to $152.3 million, or approximately 11%, compounded annually. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 6% market share of total in-store sales within the convenience store channel in North America and to take advantage of growth opportunities with other retail store formats. Below are key highlights of 2016:

•
In December 2016, we signed a three-year supply agreement to service approximately 530 Walmart Neighborhood Markets and Supercenter stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We will be the primary distributor to these stores for candy, tobacco and certain snack foods. We expect to begin service under this agreement in May 2017.

•
In June 2016, we acquired substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of approximately $88 million.

•
In October 2015, we signed a five-year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,400 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016. We believe our services have created efficiencies and a strategic supply chain relationship for Murphy U.S.A.

•
In October 2015, we signed a five-year supply agreement with 7-Eleven, Inc. to service approximately 900 stores in three western regions. We began servicing 7-Eleven in October 2016 and we became the primary wholesale distributor delivering a wide range of products to these stores out of three of our divisions - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

________________________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See reconciliation of Adjusted EBITDA to net income in Item 7- Adjusted EBITDA.

Business Strategy
Our objective is to increase overall return to stockholders by growing our revenues and leveraging operating costs to increase profitability. As one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America with a track record of effectively selling into other retail channels, we believe we are well-positioned to continue meeting this objective. Our business strategy also includes the following initiatives, designed to further enhance the value we provide to our retail customers:
Vendor Consolidation Initiative ("VCI"). We expect our VCI program will allow us to continue to grow our sales by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of direct-store deliveries. This represents a highly inefficient and costly process for retailers. Our VCI program targets inefficiencies in the convenience store supply chain by offering the retailer the ability to receive multiple weekly deliveries for the bulk of their products, including dairy and other merchandise they purchased from direct-store delivery companies. This simplifies the supply chain and provides retailers with an opportunity to improve inventory turns and working capital, reduce operational and transaction costs, and greatly diminish their out-of-stocks.
Fresh Products ("Fresh"). There is an increasing trend among consumers to purchase fresh food from convenience and other retail store formats. To meet this demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, and tri-temperature ("tri-temp") trailers, which provide the infrastructure to deliver a significant range of chilled items including milk, produce and other fresh foods to retail outlets. We have established partnerships with strategically-located dairies, fresh kitchens and bakeries to further enable us to deliver premium consumer items such as sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to promote our fresh products through the development of unique and comprehensive marketing and equipment programs that assist the retailer in showcasing their fresh product offering. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, position us as the leader in providing fresh products and programs to the convenience retail industry. Proper execution of VCI, the cornerstone being dairy distribution, provides Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of fresh products. We believe that fresh items are increasingly driving consumer decisions, and will continue to be an important category.
Focused Marketing Initiative ("FMI"). Designed to enhance our relationship with our independent customer base and to further differentiate us in the market place, our FMI program is centered on increasing the sales and profitability of the independent store through improved category insights, optimized retail price strategy and demographic decision-making, along with providing Core-Mark’s marketing solutions to create a comprehensive retail marketing strategy. We believe our innovative approach, which focuses on building a trusted partnership with our customers, has established us as the market leader in providing valuable marketing and supply chain solutions to the convenience retail industry.
Acquisitions and Expansion. We believe there is significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions and the continued expansion of our credit facility infrastructure. We completed seven acquisitions and added three additional warehouses between 2006 and 2016, which expanded our distribution network, product selection and customer base. We will continue to be opportunistic in pursuing acquisitions that allow further leveraging of our geographic footprint and bring Fresh and VCI to a broader customer base.

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

Customers
We service over 43,000 customer locations in 50 states in the U.S. and five Canadian provinces. Our primary customer base consists of traditional convenience stores as well as alternative outlets selling consumer packaged goods. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for 43.2% of our net sales in 2016. Our largest customers were Murphy U.S.A., which the Company began servicing in the first quarter of 2016, and Alimentation Couche-Tard, Inc. ("Couche-Tard"). Murphy U.S.A and Couche-Tard accounted for 12.0% and 11.4% of our total net sales, respectively.
Products
We purchase a variety of brand name and private label products, in excess of 53,000 stock keeping units ("SKUs"), from suppliers and manufacturers. Cigarette products represent less than 5% of our total SKUs purchased. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, general merchandise and health and beauty care products.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions):

	Year Ended December 31,
	2016		2015		2014
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$10,335.7	71.1%	$7,528.5	68.0%	$6,942.0	67.5%
Food (1)	1,422.5	9.8	1,251.1	11.3	1,180.9	11.5
Fresh (1)	389.8	2.7	335.0	3.0	281.1	2.7
Candy	620.0	4.3	557.0	5.0	534.3	5.2
Other tobacco products ("OTP")	1,133.8	7.8	870.3	8.0	827.5	8.1
Health, beauty & general	446.7	3.1	368.8	3.3	361.0	3.5
Beverages	176.5	1.2	156.6	1.4	151.8	1.5
Equipment/other	4.4	—	2.1	—	1.5	—
Total food/non-food products	4,193.7	28.9%	3,540.9	32.0%	3,338.1	32.5%
Total net sales	$14,529.4	100.0%	$11,069.4	100.0%	$10,280.1	100.0%
_____________________________________________

(1)	In 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh commodity. The 2015 and 2014 presentations have been realigned to reflect these changes.
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. Net sales of the cigarettes category grew 37.3% in 2016 to $10,335.7 million, accounting for approximately 71.1% of our total net sales and 29.9% of our total gross profit in 2016. We control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities, and the daily replenishment of inventory and brand selection is controlled by our distribution centers.
In 2016 our cigarette carton sales in the U.S. and Canada increased 34.5% and 13.8%, respectively, benefiting from market share gains, including the addition of Murphy U.S.A, and the acquisition of Pine State Convenience. In the industry overall, U.S. and Canadian cigarette consumption steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association ("TMA"), total cigarette consumption in the U.S declined from 389 billion cigarettes in 2006 to 275 billion cigarettes in 2015, or a compounded annual decline of approximately 3.8%. Total cigarette consumption declined in Canada from 32 billion cigarettes in 2006 to 27 billion cigarettes in 2015, or a compounded annual decline of approximately 1.9% based on statistics provided by the TMA. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through market share expansion, growth in our non-cigarette categories and incremental gross profit from cigarette manufacturer price increases.

We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by various states, localities and provinces. We collect state, local, and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales included offsetting amounts related to state, local and provincial excise taxes were approximately $3.0 billion, $2.2 billion and $2.1 billion in 2016, 2015 and 2014, respectively.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 18.4% in 2016 to $4,193.7 million, which was 28.9% of our total net sales driven primarily by incremental sales to existing customers and market share gains including the acquisition of Pine State Convenience. Sales generated from VCI, Fresh and FMI were the primary drivers of the increased sales to existing customers. Gross profit for food/non-food categories grew $59.5 million, or 13.0%, to $516.9 million in 2016, which was 70.1% of our total gross profit. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, VCI and Fresh, focus primarily on the highest margin categories in the food/non-food group. We believe there is an increasing trend toward purchases of fresh food from convenience and other retail store formats. Combined sales of our Food and Fresh categories grew $226.2 million, or 14.3%, to $1,812.3 million. We also believe there is an overall trend toward the increased use of other tobacco products. Sales of OTP increased $263.5 million, or 30.3%, driven primarily by this trend, as well as market share gains. Our strategy is to continue to grow food/non-food products through our VCI, Fresh, and FMI strategies.

Suppliers

We purchase products for resale from approximately 5,000 trade suppliers and manufacturers located across the U.S. and Canada. In 2016, we purchased approximately 79% of our products from our top 20 suppliers, with our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, accounting for approximately 35% and 23% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a corporate-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products directly from the manufacturers, improving product mix and availability for individual markets.

Operations
As of December 31, 2016, we operated a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Twenty-five of our distribution centers are located in the U.S. and five are located in Canada.
The map below depicts the scope of our operations and the names of our distribution centers.

Vancouver
Richmond
Calgary
Winnipeg
Portland
Spokane
Northern New England
Toronto
Southern New England
Minneapolis
Artic Cascade
South San Francisco
Sacramento
Salt Lake City
Hayward
Denver
Pennsylvania
Ohio
Las Vegas
Kentucky
Bakersfield
Los Angeles
AMI
Corona
Albuquerque
Carolina
Forrest City
AMI/ Artic East
ADC
Atlanta
Plano
Fort Worth
RDC
Tampa
Core-Mark U.S.
Core-Mark Canada
Consolidated Centers
Headquarters
IT Offices
Arizona Distribution Center (ADC)
Retail Distribution Center (RDC)

We operate four consolidation centers which buy products from our suppliers in bulk quantities and then re-distribute the products to many of our other distribution centers. The products purchased by our consolidation centers include frozen and chilled items, candy, snacks, beverages, health and beauty care and general merchandise products. We operate two additional facilities as a third party logistics provider. One distribution facility located in Phoenix, Arizona, referred to as the Arizona Distribution Center ("ADC"), is dedicated solely to supporting the logistics and management requirements of one of our major customers, Couche-Tard. The second distribution facility located in San Antonio, Texas, referred to as the Retail Distribution Center ("RDC"), is dedicated solely to supporting another major customer, CST Brands, Inc.
Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt rapidly to changing business needs and allows them to provide our customers with necessary information technology requirements and integration capabilities.

Distribution
At December 31, 2016, we had approximately 1,800 transportation department personnel, including delivery drivers, shuttle drivers, routers, training supervisors and managers who focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in reverse order of scheduled delivery. At December 31, 2016, our distribution fleet primarily consisted of nearly 1,500 leased tractors and trailers with over 500 additional owned trailers. We have made a significant investment over the past few years in upgrading our trailer fleet to tri-temp, which gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery. As of December 31, 2016, approximately 97% of our trailers were tri-temp, with the remainder capable of delivering refrigerated and non-refrigerated foods. This provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. We have transitioned a portion of our truck fleet to Compressed Natural Gas ("CNG"), which allows us to reduce our carbon footprint and lower our transportation costs. As of December 31, 2016, approximately 20% of our trucks ran on CNG. To date, we have opened seven CNG stations, two of which we own, located in Wilkes-Barre, Pennsylvania and Corona, California, and the other five are operated in partnership with U.S. Oil and are located in Aurora, Colorado, Forrest City, Arkansas, Sanford, North Carolina, Atlanta, Georgia and Tampa, Florida under the name GAIN Clean Fuel ("GAIN"). In addition to providing fuel to our fleet, the GAIN stations are also open to other public fleets for fueling.

Competition
Competition within the industry is based primarily on the range and quality of the services provided, price, product selection and the reliability of wholesalers’ logistics as well as proximity to the customer's stores. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service through our distribution centers, order fulfillment rates, on-time delivery, innovative marketing solutions and merchandising support as well as competitive pricing.
We believe McLane Company, Inc., a subsidiary of Berkshire Hathaway Inc., and Core-Mark are the two largest convenience wholesale distributors (measured by annual sales) in North America. There are two other large companies that cover the eastern half of the U.S: The H.T. Hackney Company and the Eby Brown Company. In addition, there are hundreds of local distributors serving small regional chains and independent convenience retailers. In Canada, in addition to Core-Mark, there is one large national company, Wallace & Carey, Inc., one regional company which services the Manitoba, Saskatchewan and Alberta markets, Pratts Wholesale Limited, and one large national convenience store and grocery wholesaler, Sobeys Inc., aside from Core-Mark, that make up the competitive landscape.
Beyond the traditional wholesale supply channels, we face potential competition from at least three other supply avenues. First, certain manufacturers such as Anheuser-Busch Companies, Inc., MillerCoors LLC, The Coca-Cola Company, Frito-Lay, Inc., a division of PepsiCo, Inc. ("PepsiCo") and PepsiCo deliver their products directly to convenience retailers. Secondly, club wholesalers such as Costco Wholesale Corporation ("Costco") and Sam’s West, Inc. ("Sam’s Club") provide a limited selection of products at generally competitive prices; however, they often have limited delivery options and limited services. Finally, some large convenience retail chains self-distribute products due to the geographic density of their stores and their belief that they can economically service such locations.
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

Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2016, 2015 and 2014. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 15 days in 2016, and 16 days in both 2015 and 2014. The cigarette category averaged nine days, ten days, and nine days, in 2016, 2015 and 2014, respectively. The food/non-food categories averaged 27 days in 2016, and 29 days in both 2015 and 2014.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from one day prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during each of 2016, 2015 and 2014 averaged about 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third party logistics facilities) as of December 31, 2016:
TOTAL EMPLOYEES BY BUSINESS FUNCTION

	U.S.	Canada	Total
Sales and Marketing	1,465	108	1,573
Warehousing and Distribution	4,766	367	5,133
Management, Administration, Finance and Purchasing	834	148	982
Total Categories	7,065	623	7,688

Three of our distribution centers, Hayward, Las Vegas and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward and Las Vegas) and the United Food and Commercial Workers International Union (Calgary). Approximately 325 employees, or 4% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.

Regulation
As a distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration ("FDA"). In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as the licensing of our facilities, enforcement by state, provincial and local health agencies of relevant standards for the products we distribute and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration ("OSHA") under the U.S. Department of Labor, which require us to comply with certain health and safety standards to protect our employees.
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

Registered Trademarks
We have registered trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core Solutions Group®, EMERALD®, Java Street®, SmartStock® and Pine State Convenience®.

Segment and Geographic Information
We have two operating segments which aggregate into one reportable segment. We also present certain financial information by segment region -- the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.
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

Our internet website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission ("SEC") through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Our SEC reports can be accessed through the “Investor Relations” section of our website under “Financials and Filings,” or through www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
Additionally, the Audit Committee of the Board of Directors of Core-Mark has established procedures to receive, retain, investigate and act on complaints and concerns of employees, stockholders and others regarding accounting, internal accounting controls and auditing matters, including complaints regarding attempted or actual circumvention of internal accounting controls or complaints regarding violations of our accounting policies. The procedures are also described on our website at www.core-mark.com under “Corporate Governance” in the “Investor Relations” section.

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
Our business has expanded rapidly and market share growth is one of our key company initiatives. To accomplish this growth we have focused on strategic acquisitions and securing large regional and national customers as key elements of success. Any significant expansion activity comes with inherent risks. Acquisitions may entail various risks such as identifying suitable candidates, realizing acceptable rates of return on the investment, identifying potential liabilities, obtaining adequate financing, negotiating acceptable terms and conditions, and successfully integrating operations and converting systems post acquisition. Integrating a large new customer has similar risks of realizing acceptable returns on invested working capital, negotiating acceptable pricing and service levels, while managing resources and business interruptions as we integrate the new business into our current infrastructure. We may realize higher costs, lower margins or fewer benefits than originally anticipated and may experience disruption to our base business in connection with such acquisitions and other new customer integration activities.
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
Our ability to meet our labor needs is generally subject to numerous other external factors, including prevailing wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. These external factors could prevent us from locating, attracting or retaining qualified personnel, which would impact the quality of the services which provide to our customers, and our financial performance may be adversely affected.
We are dependent on the convenience retail industry, and our results of operations could suffer if it experiences an overall decline or consolidation.
The majority of our sales are made under purchase orders and short-term contracts with convenience retail stores which inherently involve significant risks. These risks include declining sales in the convenience retail industry due to general economic conditions, including rising gasoline prices, which may impact “in-store” retail sales, competition from grocery stores and other retail outlets, termination of customer relationships and consolidation of our customer base. Such events could cause us to experience decreases in revenues and put pressure on our margins and increase our credit risk and potential bad debt exposure.
Many of the markets in which we compete are highly competitive and we may lose market share and suffer a decline in sales and profitability in these markets if we are unable to outperform our competition.
Our distribution centers operate in highly competitive markets. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price, reliability, delivery schedules, and variety of products offered. We also face competition from club stores and alternate sources that sell consumable products to convenience retailers. Some of our competitors, including McLane Company, Inc. (a subsidiary of Berkshire Hathaway Inc.), have substantial financial resources and long-standing customer relationships. In addition, heightened competition among our existing competitors, or by new entrants into the distribution market, could create additional competitive pressures that may result in the loss of major customers, reduced margins, or have other adverse effects on our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations could suffer.
Our failure to maintain relationships with large customers could potentially harm our business.
We have relationships with many large regional and national convenience and other store chains. While we expect to maintain these relationships for the foreseeable future, any termination, non-renewal or reduction in services that we provide to such customers could cause our revenues and operating results to suffer.

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
Our operating results are sensitive to, and may be adversely affected by, unexpected increases in fuel or other transportation-related costs, including costs from the use of third party carriers, temporary staff and overtime. Historically, we have been able to pass on a substantial portion of increases in our own fuel or other transportation costs to our customers in the form of fuel or delivery surcharges, but our ability to continue to pass through these increases, is not assured. If we are unable to continue to pass on fuel and transportation-related cost increases to our customers or do not realize the benefits we expect from converting a large percentage of our trucks to operate on natural gas or incur higher expenses if the price of diesel fuel decreases but the price of natural gas does not similarly decrease, our operating results could be negatively affected.
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
We receive payments from the manufacturers on the products we distribute for allowances, discounts, volume rebates and other merchandising and incentive programs. These payments are a substantial contributor to our gross profit. The amount and timing of these payments are affected by changes in the programs by the manufacturers, our ability to sell specified volumes of a particular product, attaining specified levels of purchases by our customers and the duration of carrying a specified product. In addition, we receive discounts from certain taxing jurisdictions in connection with the collection of excise taxes. If the manufacturers or taxing jurisdictions change or discontinue these programs or change the timing of payments, or if we are unable to maintain the volume of our sales required by such programs, our results of operations could be negatively affected.
We depend on relatively few suppliers for a large portion of our products, and any interruptions in the supply of the products that we distribute could adversely affect our results of operations.
We obtain the products we distribute from third party suppliers. At December 31, 2016, we had approximately 5,000 vendors and during 2016 we purchased approximately 79% of our products from our top 20 suppliers, with purchases from our top two suppliers, Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company, representing approximately 35% and 23% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruption in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our contractual and other obligations to our customers and reduce the volume of our sales and profitability.
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
We are continuously improving our competitive performance through a series of strategic marketing initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased stockholder value. Customer acceptance of our new marketing initiatives may not be as anticipated or competitive pressures may cause us to curtail or abandon these initiatives, resulting in lower revenue growth and unachieved cost savings.
Maintaining our brand and reputation is necessary for the success of our business.
Our established brand and reputation within the market largely contributes to our success. Our current and future business could be negatively impacted if we were poorly represented or garnered negative publicity through various media channels, which include but are not limited to, print, broadcast, web-based, and social media. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Even if the aforementioned situations were unfounded or not material to our business, these events could still diminish demand for our products and services and erode customer confidence. If any of these events were to occur, they could have a negative impact on our results of operations and financial condition.
Our information technology systems may be subject to failure, disruptions, security breaches (such as malware, viruses, hacking or other cyber-attacks) which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.
Our business is highly dependent on our enterprise information technology systems. We rely on our information technology systems and our internal information technology staff to maintain the information required to operate our distribution centers and to provide our customers with fast, efficient and reliable deliveries. We have taken steps to increase redundancy in our information technology systems and have disaster recovery plans in place to mitigate events that could disrupt our systems’ service. However, if our systems fail or are not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
We may upgrade and replace various components of our proprietary enterprise resource planning ("ERP") system periodically with the goal of maintaining and improving overall functionality, performance and service. As technology-based solutions become more integrated with our service offerings, our ability to service our customers could be impacted, creating additional competitive pressure and causing us to lose market share.
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
Unions may attempt to organize our employees.
As of December 31, 2016, 325, or approximately 4%, of our employees were covered by collective bargaining agreements with labor organizations, which agreements expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, the United States National Labor Relations Board ("NLRB") is becoming more active with the passage of administrative rules that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow-downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With over 5,000 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act ("ACA") may continue to increase our employee healthcare-related costs. We have migrated a significant number of employees to our high deductible plan resulting in a reduction in our claims exposure and offsetting other costs related to ACA. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.
Changes to minimum wage laws and other governmental legislation or regulations could increase our costs substantially.
As of December 31, 2016, we had no employees who were paid under the minimum wage in their respective locations. Several bills have been introduced in the U.S. legislature over the past few years to increase the federal minimum wage. In addition, certain states have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage rate. Any increases in federal or state minimum wages could require us to increase the wages paid to our minimum wage employees and create pressure to raise wages for other employees who already earn above-minimum wages. If we are unable to pass these additional labor costs on to our customers in the form of increased prices or surcharges, our business and results of operations would be adversely affected.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the federal,state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the U.S. Drug Enforcement Administration and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
Natural disaster damage could have a material adverse effect on our business.
Our headquarters and several of our warehouses in California, and one warehouse located near Vancouver, British Columbia, Canada, are in or near high hazard earthquake zones. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, floods, and ice and snow storms. While we maintain insurance to cover us for certain potential losses, our insurance may not be sufficient in the event of a significant natural disaster or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by like events, which could adversely affect our sales and results of operations.
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
The distribution of cigarettes is currently a significant portion of our business. In 2016, approximately 71.1% of our net sales (which includes excise taxes) and 29.9% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. In most instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, over the internet and by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
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
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia and certain U.S. territories. The other four states--Mississippi, Florida, Texas and Minnesota (non-MSA states)--settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in the products sold by the participating manufacturers to be priced at higher levels than non-MSA manufacturers. In addition, the growth in market share of discount brands since the MSA was signed has had an adverse impact on the total volume of the cigarettes that we sell.

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
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. For example, in the U.S. the federal government has in the past proposed legislation which effectively could limit, or even eliminate, use of the last-in, first-out ("LIFO") inventory method for financial and income tax purposes. Although the final outcome of any such proposals cannot be ascertained, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results.
We may not be able to settle our qualified defined benefit pension plan on terms or pricing which is satisfactory to us.
We record a liability associated with the underfunded status of our pension plan when the benefit obligation exceeds the fair value of the plan assets. As of December 31, 2016, our pension plan was 88% funded and our consolidated balance sheet included $4.3 million in pension liabilities related to underfunded pension obligations. On September 14, 2016, our Board of Directors approved termination of our qualified defined-benefit pension plan.  We expect to complete the settlement before the end of 2017.  Our pension liabilities are expected to be settled through either lump sum payments or purchasing annuities from an insurance Company.  We may not be able to consummate the sale or purchase of annuities with counterparties on terms or pricing suitable to us.
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
We generate a significant portion of our revenues in Canadian dollars, approximately 10% in 2016 and 11% in 2015. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the statement of operations. To the extent we incur losses on such transactions, our net income will be reduced. We currently do not hedge our Canadian foreign currency cash flows.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $600 million revolving credit facility ("Credit Facility") as of December 31, 2016. On November 4, 2016, we entered into a ninth amendment to the Credit Facility which increased our Credit Facility from $450 million to $600 million. The Credit Facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, is between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility expires in May 2020. While we believe our sources of liquidity are adequate, we cannot assure that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing sources may be necessary, in addition we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 31,800 square feet of leased office space. We also lease approximately 20,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 3,600 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 4.9 million square feet and own approximately 0.6 million square feet of distribution space.

Distribution Center Facilities by City and State of Location(1)
Albuquerque, New Mexico	Hayward, California	Spokane, Washington
Atlanta, Georgia	Las Vegas, Nevada	Tampa, Florida
Bakersfield, California	Leitchfield, Kentucky	Whitinsville, Massachusetts
Corona, California(2)	Los Angeles, California	Wilkes-Barre, Pennsylvania
Denver, Colorado	Minneapolis, Minnesota	Calgary, Alberta
Forrest City, Arkansas(3)	Portland, Oregon	Toronto, Ontario
Fort Worth, Texas	Sacramento, California(4)	Vancouver, British Columbia
Gardiner, Maine	Salt Lake City, Utah	Winnipeg, Manitoba
Glenwillow, Ohio	Sanford, North Carolina	Mississauga, Ontario(5)

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

(2)	This location includes two facilities, a distribution center and our AMI consolidating warehouse.

(3)	This facility includes a distribution center and our AMI-Artic East consolidating warehouse.

(4)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.

(5)	This facility is our Canadian consolidating warehouse.
We also operate distribution centers on behalf of two of our major customers: one in Phoenix, Arizona (for Couche-Tard), and one in San Antonio, Texas (for CST Brands, Inc.). Each facility is leased or owned by the specific customer solely for their use and operated by Core-Mark.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and that the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,803 stockholders of record as of February 24, 2017.
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.
The following table provides the range of high and low sales prices of our common stock as reported by NASDAQ and dividends declared per share for the periods indicated:

	Market Prices				Dividend Declared
	2016		2015		Year
	Low Price	High Price	Low Price	High Price	2016	2015
4th Quarter	$33.24	$43.46	$32.22	$45.30	$0.09	$0.08
3rd Quarter	35.16	48.96	29.48	33.26	0.08	0.07
2nd Quarter	38.26	46.86	26.31	32.72	0.08	0.07
1st Quarter	35.99	41.60	29.26	35.68	0.08	0.07
We paid dividends of $15.5 million and $12.8 million in 2016 and 2015, respectively. Our Credit Facility, as of December 31, 2016, allows for unlimited dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. (See Note 8 - Long-term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility). We intend to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON
The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2011 through 2016, as well as the cumulative total returns of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, the Standard and Poor’s Small Cap 600 Index, and a peer group of companies ("Performance Peer Group").
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2011, and is compared to the total return of the NASDAQ Non-Financial Stock Index, the Russell 2000 Index, the Standard and Poor’s Small Cap 600 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index and the Standard and Poor's Small Cap 600 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are Sysco Corp. ("SYY"), The Chef’s Warehouse, Inc. ("CHEF"), United Natural Foods, Inc. ("UNFI") and AMCON Distributing Co. ("DIT").

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, NASDAQ NON-FINANCIAL STOCK, S&P SMALLCAP 600, RUSSELL 2000 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
CORE	$100.00	$121.99	$197.47	$325.76	$434.86	$460.97
Russell 2000	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
NASDAQ Non-financial Index	$100.00	$117.21	$164.20	$188.95	$202.50	$217.97
S&P SmallCap 600	$100.00	$116.33	$164.38	$173.84	$170.41	$215.67
Performance Peer Group	$100.00	$113.63	$139.22	$154.28	$150.40	$205.50

Issuer Purchases of Equity Securities
Our Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. Shares repurchased under the program were made in the open market and the timing and amount of the purchases are based on market conditions, our cash and liquidity requirements, relevant securities laws and other factors. The program has no expiration date and expires when the amount authorized has been expended or the Board of Directors withdraws its authorization.
In 2016, we repurchased 237,869 shares of common stock for a total cost of $8.9 million, or an average price of $37.76 per share. In 2015, we repurchased 302,366 shares of common stock for a total cost of $9.2 million, or an average price of $30.35 per share. As of December 31, 2016, we had $2.6 million available for future share repurchases under the program.
The following table provides the repurchases of shares of common stock during the three months ended December 31, 2016:

Calendar Month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1, 2016 to October 31, 2016	49,743	$34.91	49,743	$2.6
November 1, 2016 to November 30, 2016	—	—	—	—
December 1, 2016 to December 31, 2016	—	—	—	—
Total repurchases for the three months ended December 31, 2016	49,743	$34.91	49,743	$2.6

_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2012 to 2016 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K or Form 10-K/A. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
	Year Ended December 31,
(in millions except per share amounts)	2016(1)	2015(2)	2014	2013	2012(3)
Statement of Operations Data:
Net sales	$14,529.4	$11,069.4	$10,280.1	$9,767.6	$8,892.4
Gross profit (4)	736.9	637.9	573.7	537.1	476.8
Warehousing and distribution expenses (4)	431.2	352.6	318.4	297.1	262.7
Selling, general and administrative expenses	210.3	196.0	184.4	168.3	153.7
Amortization of intangible assets	5.3	2.6	2.6	2.7	3.0
Income from operations	90.1	86.7	68.3	69.0	57.4
Interest expense, net (5)	5.1	2.0	1.8	2.2	1.8
Foreign currency transaction (gains) losses	(0.5)	1.8	0.1	0.8	0.2
Net income	54.2	51.5	42.7	41.6	33.9
Per Share Data:
Basic net income per common share (6)	$1.17	$1.12	$0.93	$0.91	$0.74
Diluted net income per common share (6)	$1.17	$1.11	$0.92	$0.90	$0.73
Shares Used to Compute Net Income Per Share:
Basic (6)	46.3	46.2	46.2	46.0	46.0
Diluted (6)	46.5	46.6	46.6	46.4	46.4
Cash Dividends Declared Per Common Share (7)	$0.33	$0.29	$0.23	$0.15	$0.23
Other Financial Data:
Excise taxes (8)	$3,022.0	$2,211.7	$2,110.3	$2,050.8	$1,987.0
Cigarette inventory holding gains (9)	15.3	10.1	8.2	9.0	7.8
Candy inventory holding gains (10)	—	—	6.0	—	—
Cigarette tax stamp inventory holding gains, net (11)	—	8.5	—	—	—
OTP tax items, net (12)	—	1.7	7.5	—	—
LIFO expense (13)	13.2	1.9	16.3	8.7	12.3
Depreciation and amortization (14)	42.9	37.9	32.0	27.2	25.3
Stock-based compensation	6.1	8.7	6.1	4.6	5.8
Capital expenditures (15)	54.3	30.3	53.9	18.0	28.6
Adjusted EBITDA (non-GAAP)(16)	152.3	135.2	122.7	109.5	100.8

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,497.0	$1,077.3	$1,029.6	$956.8	$919.2
Long-term obligations (17)	347.7	60.4	68.2	57.6	84.7

______________________________________________

(1)	Pine State Convenience was acquired in June 2016 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(2)	Karrys Bros., Limited was acquired in February 2015 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(3)	J.T. Davenport & Sons, Inc. was acquired in December 2012 and the results of operations have been included in the selected consolidated financial data from that point forward.

(4)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(5)	Interest expense, net, is reported net of interest income.

(6)
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company's outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.

(7)
On October 19, 2011, we announced the commencement of a quarterly dividend program. In lieu of the first quarter 2013 dividend, the Board of Directors declared an accelerated cash dividend of $0.05 per common share on December 20, 2012.

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

(10)
Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. Although we have realized candy inventory holding gains in one of the last five years, this income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.

(11)
Cigarette tax stamp inventory holding gains represent income related to tax stamp inventories on hand that may be realized at the time taxing jurisdictions increase their excise taxes, depending on the statutory requirements relating to the inventory on hand at the time such excise tax increases. Such tax increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The incremental gross profits resulting from such tax increases are referred to as inventory holding gains. Although we have realized a cigarette tax stamp inventory holding gain of $9.0 million, offset by $0.5 million in associated fees, in 2015, this income is not predictable and is dependent on inventory levels and the aforementioned statutory requirements.

(12)
In 2015, we received OTP tax refunds of $1.8 million related to prior years’ taxes, offset by $0.1 million related expenses. In 2014, we received OTP tax refunds of $9.0 million related to prior years’ taxes, offset by $1.0 million of related expenses and a probable OTP tax assessment of $0.5 million. OTP tax settlements were zero for 2013 and 2012.

(13)
The decrease in LIFO expense in 2015 was due primarily to a decrease in the Producer Price Index ("PPI") for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

(14)	Depreciation and amortization includes depreciation on property and equipment and amortization of purchased intangible assets.

(15)
Capital expenditures in 2016 include leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as logistical equipment to accommodate new business. Capital expenditures in 2014 include costs for our new distribution center in Ohio.

(16)	The following table provides the components of Adjusted EBITDA for each year presented (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$54.2	$51.5	$42.7	$41.6	$33.9
Interest expense, net	5.1	2.0	1.8	2.2	1.8
Provision for income taxes	31.3	31.4	23.7	24.4	21.5
Depreciation and amortization	42.9	37.9	32.0	27.2	25.3
LIFO expense	13.2	1.9	16.3	8.7	12.3
Stock-based compensation expense	6.1	8.7	6.1	4.6	5.8
Foreign currency transaction (gains) losses, net	(0.5)	1.8	0.1	0.8	0.2
Adjusted EBITDA (non-GAAP)	$152.3	$135.2	$122.7	$109.5	$100.8

(17)	Includes amounts borrowed and long-term capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included under Part II, Item 8, of this Form 10-K. Also refer to “Special Note Regarding Forward-Looking Statements,” which is included after Table of Contents in this Form 10-K. This discussion and analysis also includes non-GAAP financial measures that we believe provide important perspective in understanding trends that may impact our business. These non-GAAP financial measures are discussed, including reconciliation of these measures to GAAP, under "non-GAAP Financial Information" in this Item 7.
Our Business

Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 43,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.

Overview of 2016 Results
During 2016, we continued to grow market share and increase our food/non-food sales and gross profit through our core strategies by driving our Vendor Consolidation Initiative (VCI), leveraging our “Fresh” product solutions, and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in 2016 increased 31.3%, or $3,460.0 million, to $14,529.4 million compared to $11,069.4 million for 2015. The increase in net sales was driven primarily by market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, the acquisition of Pine State Convenience (Pine State) in June 2016, and the continued success of our core strategies.
Gross profit in 2016 increased $99.0 million, or 15.5%, to $736.9 million from $637.9 million in 2015, driven primarily by the increase in sales. LIFO expense increased $11.3 million in 2016 compared to 2015, due primarily to an increase in the Producer Price Index (PPI) for certain food/non-food product categories. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices. Gross profit in 2015 included cigarette tax stamp holding gains of $9.0 million and refunds of excise taxes on OTP of $1.8 million related to prior years.
Gross profit margin was 5.1% of total net sales in 2016 compared to 5.8% in 2015. The decrease in gross profit margin was due primarily to market share gains, including the addition of Murphy U.S.A., which have a higher sales mix of tobacco products, and generally lower margins compared to the rest of our business.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which according to the 2015 National Association of Convenience Stores (NACS) State of the Industry (SOI) report, comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
Operating expenses in 2016 increased 17.3%, or $95.6 million, to $646.8 million from $551.2 million in 2015. Increases in the amount of cubic feet of product handled, incremental customer deliveries, the acquisition of Pine State and costs related to the on-boarding of significant new customers contributed to higher operating expenses in 2016.
Net income in 2016 was $54.2 million compared to $51.5 million in 2015. Net income excluding LIFO expense(1) increased $9.6 million, or 18.2%, to $62.3 million in 2016 compared to $52.7 million in 2015. Adjusted EBITDA(1) increased $17.1 million, or 12.6%, to $152.3 million in 2016 from $135.2 million in 2015. The increase in net income excluding LIFO expense and Adjusted EBITDA was due primarily to the growth in gross profit resulting from market share gains and the acquisition of Pine State, offset by incremental expenses related to the on-boarding of significant new customers. Net income and Adjusted EBITDA for 2015 included cigarette tax stamp holding gains of $8.5 million (pre-tax), net of expenses and OTP tax refunds of $1.7 million, net of expenses.

________________________________________

(1)
Net income excluding LIFO expense and Adjusted EBITDA are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). See the reconciliation of net income excluding LIFO expense to net income in Item 7 - "Non GAAP Financial Information". See the reconciliation of Adjusted EBITDA to net income in Item 7 "Adjusted EBITDA".

Business and Supply Expansion
We continue to benefit from the expansion of our business and the execution of our core strategies, focused primarily on enhancing our fresh product offering, leveraging VCI and providing category management expertise to our customers. Our strategies take costs and inefficiencies out of supply chains, bringing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase our customers’ profits.
Some of our more recent expansion activities include:

•
In December 2016, we signed a three-year supply agreement to service approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We will be the primary distributor to these stores for candy, tobacco and certain snack foods. Candy will be the largest product category serviced under the new arrangement and is expected to increase our annualized sales for this category by approximately 40%-50%. We expect to begin servicing the stores under this agreement in May 2017.

•
In June 2016, we acquired substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of approximately $88 million. We incurred $2.2 million in start-up and due diligence costs in 2016 and we expect to incur another $1.5 million in integration costs in 2017.

•
In October 2015, we signed a five-year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,400 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016 and have created efficiencies and a strategic supply chain relationship for Murphy U.S.A.

•
In October 2015, we signed a five-year supply agreement with 7-Eleven, Inc. to be the primary wholesale distributor to approximately 900 stores located in three western regions. We began servicing these stores in October 2016, from three of our divisions - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

During 2016, we continued to grow sales and margins in our “Fresh” categories, as a result of improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew 16.4% in 2016 compared to the same period in 2015. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments
As of December 31, 2016, we serviced approximately 3,000 Alimentation Couche-Tard, Inc. (Couche-Tard) locations in the U.S. and Canada. A portion of these locations were subject to renewals during the third quarter of 2016. Consequently, our agreement to service approximately 1,100 Circle K stores in the Southeastern Region of the U.S. expired in January 2017. We will continue to service approximately 1,900 stores including both company and franchise operated stores located in the Western and Southwestern regions of the U.S. and Canada. We will also continue to operate a third party distribution center dedicated to supplying over 500 Circle K branded convenience stores across Arizona and Nevada.
In January 2017, we announced the expiration of our supply agreement with Kroger Convenience (Kroger) effective April 2017. The expiring agreement covers approximately 680 stores.
The expiration of the Couche-Tard and Kroger contracts described above will reduce our sales and net income from these large chain customers in 2017. However, we expect new business from other customers in the U.S. and Canada and other organic growth, some of which are described in "Business and Supply Expansion" above, to more than offset the loss.
Dividends
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.

The Board of Directors approved the following cash dividends in 2016 (in millions, except per share data)

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 24, 2016	$0.08	March 11, 2016	$3.8	March 28, 2016
May 9, 2016	$0.08	May 25, 2016	$3.7	June 15, 2016
August 8, 2016	$0.08	August 24, 2016	$3.8	September 15, 2016
November 4, 2016	$0.09	November 23, 2016	$4.2	December 15, 2016
______________________________________________
(1) Includes cash payments on declared dividends and payments made on Restricted Stock Units (RSUs) vested subsequent to the payment date.
We paid dividends of $15.5 million and $12.8 million in 2016 and 2015, respectively.
Share Repurchase Program
In May 2013, our Board of Directors authorized a $30 million increase to our stock repurchase program which may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization. In 2016, we repurchased 237,869 shares of common stock at an average price of $37.76 compared to repurchases of 302,366 shares of common stock at an average price of $30.35 in 2015. As of December 31, 2016 and 2015, we had $2.6 million and $11.5 million, respectively, available for future share repurchases under the program.

Results of Operations
Comparison of 2016 and 2015 (in millions) (1):

		2016			2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$3,460.0	$14,529.4	100.0%	—%	$11,069.4	100.0%	—%
Net sales — Cigarettes	2,807.2	10,335.7	71.1	66.2	7,528.5	68.0	62.7
Net sales — Food/non-food	652.8	4,193.7	28.9	33.8	3,540.9	32.0	37.3
Net sales, less excise taxes (non-GAAP) (2)	2,649.7	11,507.4	79.2	100.0	8,857.7	80.0	100.0
Gross profit (3)	99.0	736.9	5.1	6.4	637.9	5.8	7.2
Warehousing and
distribution expenses	78.6	431.2	3.0	3.7	352.6	3.2	4.0
Selling, general and
administrative expenses	14.3	210.3	1.4	1.8	196.0	1.8	2.2
Amortization of
intangible assets	2.7	5.3	—	—	2.6	—	—
Income from operations (4)	3.4	90.1	0.6	0.8	86.7	0.8	1.0
Interest expense	2.8	(5.3)	—	—	(2.5)	—	—
Interest income	(0.3)	0.2	—	—	0.5	—	—
Foreign currency transaction
gains (losses), net	2.3	0.5	—	—	(1.8)	—	—
Income before taxes	2.6	85.5	0.6	0.7	82.9	0.7	0.9
Net income	2.7	54.2	0.4	0.5	51.5	0.5	0.6
Adjusted EBITDA (non-GAAP) (5)	17.1	152.3	1.0	1.3	135.2	1.2	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information".

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)
Income from operations for 2016 includes LIFO expense of $13.2 million compared to $1.9 million in 2015. In addition, income from operations in 2015 includes cigarette tax stamp inventory holding gains in the U.S. of $8.5 million, net of expenses, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA".

Net Sales. Net sales increased by $3,460.0 million, or 31.3% to $14,529.4 million in 2016 from $11,069.4 million in 2015 driven primarily by significant market share gains, including the addition of Murphy U.S.A., which the Company began servicing during the first quarter of 2016, and the acquisition of Pine State in June 2016. In addition, net sales in 2016 also benefited from increases in cigarette manufacturers' prices and incremental food/non-food sales driven by the continued success of our core strategies.
Net Sales of Cigarettes. Net sales of cigarettes in 2016 increased by $2,807.2 million or 37.3% to $10,335.7 million from $7,528.5 million in 2015 driven primarily by a 27.5% increase in carton sales, the acquisition of Pine State, and a 2.7% increase in the average sales price per carton mainly as a result of increases in manufacturers' prices. Cigarette carton sales in the U.S. increased by 34.5% during the same period driven primarily by market share gains, including the addition of Murphy U.S.A., and the acquisition of Pine State in June 2016. Carton sales in Canada increased 13.8%, also driven by market share gains.

Total net cigarette sales as a percentage of total net sales were 71.1% in 2016 compared to 68.0% in 2015. The increase in cigarette sales as a percentage of total net sales was due primarily to market share gains in 2016, including the addition of Murphy U.S.A., which have a higher sales mix of cigarettes compared to the rest of our business.
Despite the significant increase in our cigarette sales in 2016, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus mitigating the effects of the declines to distributors. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products and food services. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in 2016 increased $652.8 million, or 18.4%, to $4,193.7 million from $3,540.9 million in 2015.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2016	2015	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food (2)	$1,422.5	$1,251.1	$171.4	13.7%
Fresh (2)	389.8	335.0	54.8	16.4%
Candy	620.0	557.0	63.0	11.3%
Other tobacco products	1,133.8	870.3	263.5	30.3%
Health, beauty & general	446.7	368.8	77.9	21.1%
Beverages	176.5	156.6	19.9	12.7%
Equipment/other	4.4	2.1	2.3	N/A
Total Food/Non-food Products	$4,193.7	$3,540.9	$652.8	18.4%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	In 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh commodity. The 2015 presentation has been realigned to reflect these changes.
The increase in food/non-food sales in 2016 was driven primarily by market share gains, the acquisition of Pine State and an increase in sales to existing customers. Sales generated from VCI, Fresh and our Focused Marketing Initiative (FMI) were the primary drivers of the increase in net sales to existing customers. The increase in sales in our OTP category was due primarily to market share gains, including the addition of Murphy U.S.A. and higher sales of smokeless tobacco products.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 28.9% in 2016 compared to 32.0% for the same period in 2015.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2016 increased $99.0 million or 15.5% to $736.9 million from $637.9 million in 2015 driven primarily by the increase in sales, including the acquisition of Pine State in June 2016. Gross profit in 2016 also benefited from a $5.2 million increase in cigarette inventory holding gains driven primarily by the increase in carton sales and higher cigarette inflation in 2016.
The increase in gross profit in 2016 was offset by an increase in LIFO expense of $11.3 million compared to 2015, due primarily to an increase in the Producer Price Index (PPI) for certain food/non-food product categories. In addition, gross profit in 2015 included cigarette tax stamp inventory holding gains of $9.0 million which resulted from an increase in excise taxes by certain jurisdictions and $1.8 million in OTP tax refunds, related to the overpayment of taxes in prior years.
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
Gross profit margin was 5.07% of total net sales in 2016 compared to 5.76% in 2015. The decrease in gross profit margins was due primarily to the addition of Murphy U.S.A., which has a higher sales mix of tobacco products and generally lower margins compared to the rest of our business.
Our cigarette inventory holding gains were $15.3 million in 2016 compared to $10.1 million for the same period in 2015. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $13.2 million in 2016 compared to $1.9 million in 2015. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2016 and 2015 (in millions)(1):

		2016			2015
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$3,460.0	$14,529.4	100.0%	—%	$11,069.4	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	2,649.7	11,507.4	79.2	100.0	8,857.7	80.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$5.2	$15.3	0.11%	0.13%	$10.1	0.09%	0.11%
Cigarette tax stamp inventory holding gains (4)	(9.0)	—	—	—	9.0	0.08	0.10
OTP tax items(5)	(1.8)	—	—	—	1.8	0.02	0.02
LIFO expense(6)	11.3	(13.2)	(0.09)	(0.11)	(1.9)	(0.02)	(0.02)
Remaining gross profit (non-GAAP)(7)	115.9	734.8	5.06	6.39	618.9	5.59	6.99
Gross profit	$99.0	$736.9	5.07%	6.40%	$637.9	5.76%	7.20%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see reconciliation of net sales less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information").

(3)
The amount of cigarette inventory holding gains attributable to the U.S. and Canada were $13.7 million and $1.6 million, respectively, in 2016, compared to $8.7 million and $1.4 million, respectively, in 2015.

(4)	In 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $9.0 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(5)	In 2015, we received OTP tax refunds of $1.8 million related to prior years’ taxes.

(6)
The increase of $11.3 million in LIFO expense in 2016 was due primarily to an increase in the Production Price Index (PPI) for certain Food/ Non Food commodities. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(7)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".
Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $115.9 million, or 18.7%, to $734.8 million in 2016 from $618.9 million for the same period in 2015. Remaining gross profit margin was 5.06% in 2016 compared to 5.59% in 2015. The decrease in remaining gross profit margin in 2016 was due primarily to market share gains, including Murphy U.S.A., which have a higher sales mix of cigarettes and other tobacco products. In addition, increases in cigarette manufacturers' prices compressed remaining gross profit margins by approximately five basis points in 2016.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $44.0 million, or 25.5%, to $216.4 million in 2016 from $172.4 million for the same period in 2015. Cigarette remaining gross profit per carton decreased by approximately 5.0% in 2016 compared to 2015 due primarily to the addition of Murphy U.S.A., offset partially by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure, (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information") increased $71.9 million or 16.1% to $518.4 million, in 2016 from $446.5 million in 2015. Food/non-food remaining gross profit margin decreased 25 basis points to 12.36% in 2016 compared to 12.61% in 2015 due primarily to the addition of Murphy U.S.A., which has generally lower overall food/non-food margins compared to the rest of our business and a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which per the NACS SOI report, comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
In 2016, our remaining gross profit for food/non-food products was approximately 70.6% of our total remaining gross profit compared to 72.1% for the same period in 2015.
Operating Expenses.  Our operating expenses include costs related to Warehousing and Distribution, Selling, General and Administrative Expenses and Amortization of Intangible Assets. In 2016, operating expenses increased by $95.6 million or 17.3%, to $646.8 million from $551.2 million in 2015. Increases in the amount of comparable cubic feet of product handled, incremental deliveries made, and costs related to the on-boarding of new customers, contributed to higher operating expenses in 2016. In addition, operating expenses in 2016 include expenses of approximately $29.5 million related to Pine State, including $2.2 million of acquisition costs. As a percentage of net sales, total operating expenses were 4.5% in 2016 compared to 5.0% for the same period in 2015. Operating expenses as a percentage of total net sales in 2016 benefited from an increase in cigarette sales, which grew faster than food/non-food sales. The shift in sales to cigarettes, which have higher price points than our food/non-food products, decreased operating expenses as a percentage of total net sales by approximately 40 basis points in 2016 compared to 2015.
Warehousing and Distribution Expenses.  Warehousing and Distribution expenses increased $78.6 million or 22.3% to $431.2 million in 2016 from $352.6 million in 2015. The increase in warehouse and distribution expenses was driven primarily by a 12.6% increase in comparable cubic feet of product handled and a 14.7% increase in incremental deliveries, the addition of Pine State and approximately $5.3 million of identifiable costs related to the on-boarding of significant new customers in 2016. In addition, warehousing and distribution expenses in certain of our operating divisions were higher due to temporary inefficiencies driven primarily by the hiring and training of new employees to support significant increases in sales volume. As a percentage of total net sales, warehousing and distribution expenses were 3.0% in 2016 compared with 3.2% for the same period in 2015. The shift in sales to cigarettes decreased warehousing and distribution expenses as a percentage of total net sales by approximately 30 basis points in 2016 compared to 2015.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $14.3 million, or 7.3%, to $210.3 million in 2016 from $196.0 million in 2015. As a percentage of net sales, SG&A expenses were 1.4% in 2016 compared to 1.8% in 2015. The decline as a percentage of net sales was driven primarily by leverage of our fixed expenses in 2016 compared to 2015 and by the shift in sales to cigarettes, which have higher price points than our food/non-food products, which decreased SG&A expenses as a percentage of total net sales by approximately 10 basis points. In addition, SG&A expenses for 2016 included a gain of $2.0 million related to the settlement of a legacy lawsuit with Sonitrol Corporation, which was recognized in the first quarter of 2016 and offset by $2.2 million of acquisition costs for Pine State. SG&A expenses in 2015 included $1.7 million of costs related to the acquisition of Karrys Bros.
Amortization Expenses. Amortization expenses increased $2.7 million, to $5.3 million, in 2016 compared to $2.6 million for the same period in 2015. The increase was primarily due to the amortization costs for our new financial system which commenced in February 2016, and amortization of intangible assets related to the acquisition of Pine State.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $5.3 million and $2.5 million for 2016 and 2015, respectively. Average borrowings in 2016 were $184.4 million with a weighted average interest rate of 1.7% compared to average borrowings of $39.6 million and a weighted average interest rate of 1.6% in 2015. The increase in average borrowings in 2016 was due primarily to our acquisition of Pine State for $88.4 million, as well as increased working capital requirements to support our business expansion activities.
Foreign Currency Transaction Gains and Losses, Net.  We recognized a foreign currency transaction gain of $0.5 million for the year ended December 31, 2016 compared to a loss of $1.8 million for the same period in 2015. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record transaction losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record transaction gains.
Income Taxes. Our effective tax rate was 36.6% for the year ended December 31, 2016 compared to 37.9% for the same period in 2015. The decrease in the effective tax rate for the year ended December 31, 2016 is due primarily to the effects of prior years' estimates for foreign operations, as well as benefits in the current year related to the expiration of statute of limitations for uncertain tax positions and related interest recovery.
Adjusted EBITDA. Adjusted EBITDA increased $17.1 million, or 12.6%, to $152.3 million for the year ended December 31, 2016 from $135.2 million for the same period last year. The increase in Adjusted EBITDA was due primarily to growth in our gross profit resulting from market share gains and the acquisition of Pine State, offset by incremental expenses related to the on-boarding of significant new customers. In addition, Adjusted EBITDA in 2015 included cigarette tax stamp holding gains of $8.5 million, net of expenses, and $1.7 million, net of expenses, in refunds of excise taxes on OTP from prior years (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Results of Operations
Comparison of 2015 and 2014 (in millions) (1):

		2015			2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$789.3	$11,069.4	100.0%	—%	$10,280.1	100.0%	—%
Net sales — Cigarettes	586.5	7,528.5	68.0	62.7	6,942.0	67.5	61.9
Net sales — Food/non-food	202.8	3,540.9	32.0	37.3	3,338.1	32.5	38.1
Net sales, less excise taxes (non-GAAP) (2)	687.9	8,857.7	80.0	100.0	8,169.8	79.5	100.0
Gross profit (3)	64.2	637.9	5.8	7.2	573.7	5.6	7.0
Warehousing and
distribution expenses	34.2	352.6	3.2	4.0	318.4	3.1	3.9
Selling, general and
administrative expenses	11.6	196.0	1.8	2.2	184.4	1.8	2.3
Amortization of
intangible assets	—	2.6	—	—	2.6	—	—
Income from operations	18.4	86.7	0.8	1.0	68.3	0.7	0.8
Interest expense	0.1	(2.5)	—	—	(2.4)	—	—
Interest income	(0.1)	0.5	—	—	0.6	—	—
Foreign currency transaction
losses, net	(1.7)	(1.8)	—	—	(0.1)	—	—
Income before taxes	16.5	82.9	0.7	0.9	66.4	0.6	0.8
Net income	8.8	51.5	0.5	0.6	42.7	0.4	0.5
Adjusted EBITDA (non-GAAP) (4)	12.5	135.2	1.2	1.5	122.7	1.2	1.5
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales less excise taxes to net sales in “Comparison of Sales and Gross Profit by Product Category” and in "Non-GAAP Financial Information".

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA".

Net Sales. Net sales for 2015 increased by $789.3 million, or 7.7%, to $11,069.4 million from $10,280.1 million in 2014. Net sales increased primarily due to a 6.6% increase in cigarette carton sales, an increase in the average sales price per carton, and incremental food/non-food sales driven primarily by the continued success of our core strategies, offset by impacts of foreign currency fluctuations and one additional selling day of approximately 1.4%. In addition, net sales in 2015 benefited from lower fuel prices, which we believe contributed to higher sales in the convenience industry.
Net Sales of Cigarettes. Net sales of cigarettes for 2015 increased by $586.5 million, or 8.4%, to $7,528.5 million from $6,942.0 million in 2014. Net sales of cigarettes increased primarily due to a 6.6% increase in carton sales and a 3.5% increase in the average sales price per carton due primarily to increases in manufacturers' prices, offset by impacts of foreign currency fluctuations and one additional selling day of approximately 1.5%. Cigarette carton sales increased by 6.4% in the U.S. and by 9.1% in Canada. The increase in cigarette carton sales was due primarily to market share gains, including the acquisition of Karrys Bros. in Canada, and an increase in cartons sold to existing customers.
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
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	2015	2014	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food (2)	$1,251.1	$1,180.9	$70.2	5.9%
Fresh (2)	335.0	281.1	53.9	19.2%
Candy	557.0	534.3	22.7	4.2%
Other tobacco products	870.3	827.5	42.8	5.2%
Health, beauty & general	368.8	361.0	7.8	2.2%
Beverages	156.6	151.8	4.8	3.2%
Equipment/other	2.1	1.5	0.6	40.0%
Total Food/Non-food Products	$3,540.9	$3,338.1	$202.8	6.1%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	In 2016, the Fresh category was moved from the Food category to better present our Fresh growth. The 2015 and 2014 presentation has been realigned to reflect these changes.

Food/non-food sales for 2015 increased primarily due to incremental sales to existing customers and market share gains including the acquisition of Karrys Bros, offset by impacts of foreign currency fluctuations and one additional selling day by approximately 1.4%. Sales generated from VCI, Fresh and Focused Marketing Initiatives (FMI) were the primary drivers of the increase in net sales to existing customers. Net sales in our Food category, which increased 5.9% for 2015, contributed over 30% of the 6.1% increase in food/non-food sales. Net sales in our Fresh category, which increased 19.2% for 2015, contributed over 25% of the 6.1% increase in food/non-food sales. In addition, sales of smokeless tobacco products were the primary driver of the increase in sales in our OTP category.  We believe the overall trend toward the increased use of smokeless tobacco products will continue and will help offset the impact of the expected continued decline in cigarette consumption over the long term.  This shift could potentially result in improved profitability over time due to the profit margins associated with smokeless tobacco products, which are generally higher than those we earn on cigarette sales.
Total net food/non-food product sales as a percentage of total net sales decreased to 32.0% in 2015 compared to 32.5% in 2014.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2015 increased by $64.2 million, or 11.2% to $637.9 million from $573.7 million for 2014 due primarily to increases in sales and gross margins in our food/non-food category. Gross profit for 2015 also benefited from a $14.4 million decrease in LIFO expense, cigarette tax stamp inventory holding gains of approximately $9.0 million related to increases in excise taxes by certain jurisdictions in 2015 and $1.8 million in refunds of excise taxes on OTP from prior years. The decrease in LIFO expense was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements). In 2014, gross profit included $8.5 million in OTP tax refunds, net of tax assessments, and $6.0 million of candy inventory holding gains.
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

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2015 and 2014 (in millions)(1):

		2015			2014
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$789.3	$11,069.4	100.0%	—%	$10,280.1	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	687.9	8,857.7	80.0	100.0	8,169.8	79.5	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$1.9	$10.1	0.09%	0.11%	$8.2	0.08%	0.10%
Candy inventory holding gains(4)	(6.0)	—	—	—	6.0	0.06	0.08
Cigarette tax stamp inventory holding gains (5)	9.0	9.0	0.08	0.10	—	—	—
OTP tax items(6)	(6.7)	1.8	0.02	0.02	8.5	0.08	0.10
LIFO expense(7)	(14.4)	(1.9)	(0.02)	(0.02)	(16.3)	(0.16)	(0.20)
Remaining gross profit (non-GAAP)(8)	51.6	618.9	5.59	6.99	567.3	5.52	6.94
Gross profit	$64.2	$637.9	5.76%	7.20%	$573.7	5.58%	7.02%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales due to product sales growth and increases in state, local and provincial excise taxes which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced; however we do not expect increases in excise taxes to negatively impact gross profit per carton (see the reconciliation of Net Sales, less excise taxes to Net Sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information").

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

(8)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $51.6 million, or 9.1%, to $618.9 million for 2015 from $567.3 million for 2014. In 2015, remaining gross profit margin was 5.59% of total net sales compared to 5.52% in 2014. The seven basis points increase in remaining gross profit margin was driven primarily by an increase in food/non-food margins, resulting largely from the continued success of our marketing strategies, which improved overall margins by 10 basis points, together with an increase in cigarette margins, which contributed two basis points and offset by five basis points related primarily to increases in cigarette manufacturers' prices.

Cigarette remaining gross profit per carton, a non-GAAP financial measure, increased by 2.5% in 2015 compared to 2014 due primarily to a shift in carton sales to more profitable geographies and higher manufacturers’ discounts earned as a result of price increases, offset partially by the unfavorable impact of foreign currency fluctuations.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $36.5 million, or 8.9% in 2015 compared to 2014. Food/non-food remaining gross profit margin increased 33 basis points to 12.61% in 2015 compared with 12.28% for the same period in 2014 driven primarily by sales growth in our Food category and a sales shift towards higher margin items. Our remaining gross profit for food/non-food products was approximately 72% of our total remaining gross profit for both 2015 and 2014.
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
Operating Expenses. Our operating expenses include costs related to warehousing and distribution, selling, general and administrative and amortization of intangible assets. In 2015, operating expenses increased by $45.8 million, or 9.1%, to $551.2 million from $505.4 million in 2014. As a percentage of net sales, total operating expenses were 5.0% in 2015 compared to 4.9% in 2014. Operating expenses for 2015 include approximately $15.9 million in incremental expenses for our new Ohio division and the addition of the Karrys Bros. operations. In addition, increases in the amount of cubic feet of product handled, incremental customer deliveries, approximately $6.0 million of additional costs associated with information technology, infrastructure and people to support future growth, and $1.1 million of identifiable costs related to the on-boarding of new customers, contributed to higher operating costs in 2015.
Warehousing and Distribution Expenses. Warehousing and distribution expenses increased by $34.2 million, or 10.7%, to $352.6 million in 2015 from $318.4 million in 2014. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for 2015 compared with 3.1% for 2014. The increase in warehouse and distribution expenses was primarily attributable to a 5.9% increase in comparable cubic feet of product sold driven largely by our food/non-food category, a 9.4% increase in deliveries to customers, and approximately $11.8 million in incremental expenses for our new Ohio division and the addition of the Karrys Bros. operations. In addition, workers’ compensation costs increased $2.5 million, and we incurred $1.1 million of identifiable costs related to the on-boarding of new customers. These increases were offset partially by a $7.7 million decrease in net fuel costs. The increase in workers’ compensation costs related primarily to the adverse development of certain claims from prior years.
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
Interest Expense. Interest expense includes both interest and amortization of loan origination costs related to borrowings and facility fees and interest on capital lease obligations. Interest expense was $2.5 million and $2.4 million in 2015 and 2014, respectively. Average borrowings were $39.6 million and $14.8 million in 2015 and 2014, respectively, with an average interest rate of 1.6% for both years.
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
Adjusted EBITDA. Adjusted EBITDA for 2015 increased 10.2% to $135.2 million compared to $122.7 million for 2014. The increase in Adjusted EBITDA was driven primarily by an increase in gross profit (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to measure operating performance. We believe Adjusted EBITDA provides meaningful supplemental information for investors regarding the performance of our business and allows investors to view results in a manner similar to the method used by our management. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is not defined by GAAP and the discussion of Adjusted EBITDA should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We may define Adjusted EBITDA differently than other companies and therefore such measures may not be comparable to ours.
The following table provides the components of Adjusted EBITDA for years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Net income	$54.2	$51.5	$42.7
Interest expense, net (1)	5.1	2.0	1.8
Provision for income taxes	31.3	31.4	23.7
Depreciation and amortization	42.9	37.9	32.0
LIFO expense	13.2	1.9	16.3
Stock-based compensation expense	6.1	8.7	6.1
Foreign currency transaction (gains) losses, net	(0.5)	1.8	0.1
Adjusted EBITDA (non-GAAP)	$152.3	$135.2	$122.7
______________________________________________

(1)	Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data for 2016, 2015 and 2014 (in millions)(1):

	2016	2015	2014
Cigarettes
Net sales	$10,335.7	$7,528.5	$6,942.0
Excise taxes in sales (2)	2,716.2	1,977.5	1,881.1
Net sales, less excise taxes (non-GAAP)(3)	7,619.5	5,551.0	5,060.9
LIFO expense (4)	11.7	11.0	10.1
Gross profit (5)	220.0	180.5	155.4
Gross profit %	2.13%	2.40%	2.24%
Gross profit % less excise taxes (non-GAAP)	2.89%	3.25%	3.07%
Remaining gross profit (non-GAAP)(7)	$216.4	$172.4	$157.3
Remaining gross profit % (non-GAAP)	2.09%	2.29%	2.27%
Remaining gross profit % less excise taxes (non-GAAP)	2.84%	3.11%	3.11%

Food/Non-food
Net sales	$4,193.7	$3,540.9	$3,338.1
Excise taxes in sales (2)	305.8	234.2	229.2
Net sales, less excise taxes (non-GAAP)(3)	3,887.9	3,306.7	3,108.9
LIFO expense (income) (4)	1.5	(9.1)	6.2
Gross profit (6)	516.9	457.4	418.3
Gross profit %	12.33%	12.92%	12.53%
Gross profit % less excise taxes (non-GAAP)	13.30%	13.83%	13.45%
Remaining gross profit (non-GAAP)(7)	$518.4	$446.5	$410.0
Remaining gross profit % (non-GAAP)	12.36%	12.61%	12.28%
Remaining gross profit % less excise taxes (non-GAAP)	13.33%	13.50%	13.19%

Totals
Net sales	$14,529.4	$11,069.4	$10,280.1
Excise taxes in sales (2)	3,022.0	2,211.7	2,110.3
Net sales, less excise taxes (non-GAAP)(3)	11,507.4	8,857.7	8,169.8
LIFO expense (4)	13.2	1.9	16.3
Gross profit (5) (6)	736.9	637.9	573.7
Gross profit %	5.07%	5.76%	5.58%
Gross profit % less excise taxes (non-GAAP)	6.40%	7.20%	7.02%
Remaining gross profit (non-GAAP)(7)	$734.8	$618.9	$567.3
Remaining gross profit % (non-GAAP)	5.06%	5.59%	5.52%
Remaining gross profit % less excise taxes (non-GAAP)	6.39%	6.99%	6.94%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	See the reconciliation of net sales less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information".

(4)
LIFO expense increased $11.3 million in 2016 compared to 2015, due primarily to an increase in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(5) Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2016, 2015 and 2014 were $15.3 million, $10.1 million and $8.2 million, respectively. For 2015, we recognized cigarette tax stamp inventory holding gains in the U.S. of $9.0 million, resulting from the increase in the excise tax rates of certain jurisdictions.

(6)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, (iv) OTP tax refunds of $1.8 million in 2015 and $8.5 million in 2014, net of an OTP assessment of $0.5 million related to prior years’ taxes, and (v) a $6.0 million net candy holding gain in 2014.

(7)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Liquidity and Capital Resources
Our cash and cash equivalents as of December 31, 2016 were $26.4 million compared to $12.5 million at December 31, 2015. Our restricted cash at December 31, 2016 was $15.3 million compared to $8.5 million at December 31, 2015. Restricted cash represents primarily funds that have been set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2016, our cash flows from operating activities used $98.0 million, and on December 31, 2016, we had $224.8 million of borrowing capacity available under our Credit Facility.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet all of our anticipated operating needs during the next twelve months.
On September 14, 2016, our Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. Pension liabilities will be settled through either lump sum payments or purchasing annuities from an insurance company. We expect to make cash contributions between $4.0 million and $6.0 million to settle our pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation premiums.
Cash flows from operating activities
Year ended December 31, 2016
Net cash used in operating activities was $98.0 million for the year ended December 31, 2016 compared to $77.2 million of cash provided for the same period in 2015.
Significant new operating agreements with Murphy U.S.A. and 7-Eleven Inc., both of which commenced in 2016, significantly contributed to increases in working capital requirements during the year. Changes in operating assets and liabilities caused net cash used in operating activities of $226.1 million.  Specifically, inventories, accounts receivable, and other receivables, increased $180.4 million, $59.2 million, and $37.0 million, respectively, utilizing working capital, and using cash.  Offsetting this usage was an increase of cigarette and tobacco taxes payables, which provided cash of $65.5 million.  Other net working capital movements used cash of $15.0 million.
Offsetting the working capital requirements of $226.1 million was net income of $54.2 million plus non-cash additions to net income from Depreciation, LIFO and inventory provision, of $42.9 million, and $13.2 million, respectively.  Other non-cash adjustments to net income were $17.8 million.
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

Cash flows from investing activities
Year ended December 31, 2016
Net cash used in investing activities increased by $114.0 million to $157.2 million for the year ended December 31, 2016 compared to $43.2 million for the same period in 2015. The increase in cash used was primarily driven by the acquisition of Pine State for $88.4 million compared to $8.0 million for the acquisition of Karrys Bros. in the prior year. Significant capital expenditures for the year included $16.8 million in leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as $13.7 million in logistics equipment to accommodate new business. Capital expenditures for 2017 are expected to be approximately $50 million, which will be utilized for expansion projects, including investments costs associated with our supply agreement with Walmart.
Year ended December 31, 2015
Net cash used in investing activities decreased by $17.9 million to $43.2 million for the year ended December 31, 2015 compared to $61.1 million for the same period in 2014. The reduction in cash used was due primarily to a decrease in capital expenditures of approximately $23.6 million and a decrease in restricted cash of $5.4 million, offset by $8.0 million used for the acquisition of Karrys Bros. The decrease in capital expenditures is attributable primarily to higher spending in 2014 attributable primarily to a distribution center in Ohio, and an investment in advanced ordering technology for customers.
Cash flows from financing activities
Year ended December 31, 2016
Net cash provided by financing activities increased by $300.9 million to $266.7 million for the year ended December 31, 2016 compared to net cash used of $34.2 million for the same period in 2015. This increase was due primarily to a $297.9 million increase in net borrowings made under our Credit Facility, partially in support of our acquisition of Pine State for $88.4 million, as well as to fund increased working capital requirements to support our business expansion activities.  Book overdrafts increased $8.6 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.
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

Our Credit Facility
We have a Credit Facility with a borrowing capacity of $600 million, as of December 31, 2016. On November 4, 2016, we entered into a ninth amendment to the Credit Facility (the Ninth Amendment), which increased the Credit Facility from $450 million to $600 million. The Credit Facility has an expansion feature which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (LIBOR) or Canadian Dollar Offer Rate (CDOR) based loans prepaid prior to the end of an interest period). This will be subject to the same borrowing base limitations as the Eighth amendment.
On May 16, 2016, we entered into an Eighth amendment, which increased the size of the Credit Facility from $300 million to $450 million. In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as we meet certain credit availability percentages and fixed charge coverage ratios.
The Credit Facility matures in May 2020. We incurred fees of approximately $1.3 million in connection with the amendments. As of December 31, 2016, we were in compliance with all of the covenants under the Credit Facility. See Note 8 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,
	2016	2015
Amounts borrowed, net	$336.0	$47.0
Outstanding letters of credit	17.4	18.5
Amounts available to borrow (1)	224.8	123.9
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2016 and 2015 were $184.4 million and $39.6 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $428.0 million and zero to $120.9 million, respectively. See Liquidity and Capital Resources for additional details on the increase to average borrowings details.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2016 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (1)	$336.0	$—	$—	$336.0	$—
Purchase obligations (2)	47.8	23.3	10.0	14.5	—
Letters of credit	17.4	17.4	—	—	—
Operating leases	350.0	54.3	99.3	75.1	121.3
Capitalized leases (3)	16.8	2.6	4.6	3.2	6.4
Total contractual obligations (4)(5)(6)	$768.0	$97.6	$113.9	$428.8	$127.7
______________________________________________

(1)	Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility.

(2)
Our purchase obligations at December 31, 2016 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment, computer software and services, and leasehold improvements (see Note 9 - Commitments and Contingencies to our consolidated financial statements).

(3)
Represents net future minimum lease payments for warehouse facility, refrigeration and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities, and non-current maturities are included in long-term debt. Interest costs associated with the capitalized leases are included in the table above.

(4)
We have not included in the table above claims liabilities of $40.2 million, which includes health and welfare, workers’ compensation and general and auto liabilities because they do not have a definite payout by year. Claims liabilities are discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

(5)
As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, we have $4.3 million and $0.2 million, respectively, in short-term obligation arising from an underfunded pension plan and other post-retirement benefit plan and $2.4 million long-term obligation arising from underfunded other post-retirement benefit plan. Cash contributions of approximately $4.0 million to $6.0 million to settle pension obligations in 2017 in conjunction with the termination of our pension plan are not included in the schedule above.

(6)
The table excludes unrecognized tax liabilities of $0.2 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined (see Note 10 - Income Taxes to our consolidated financial statements).

Off-Balance Sheet Arrangements
Letters of Credit. As of December 31, 2016, our standby letters of credit issued under our Credit Facility were $17.4 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2032, excluding renewal options. We are generally required to incur maintenance, insurance, and property tax expenses in connection with our lease agreements. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

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
The allowance for doubtful accounts at December 31, 2016 and 2015 amounted to 1.9% and 3.9%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $2.0 million, $1.3 million and $2.2 million in 2016, 2015 and 2014, respectively. As a percentage of net sales, our bad debt expense was less than 0.1% for 2016, 2015 and 2014.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves as of December 31, 2016 and 2015 (in millions):

	2016			2015
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$6.6	$22.3	$28.9	$5.9	$23.5	$29.4
Auto & general insurance	3.1	4.5	7.6	2.3	3.1	5.4
Health & welfare	3.7	—	3.7	3.7	—	3.7
Total gross claims liabilities	$13.4	$26.8	$40.2	$11.9	$26.6	$38.5

Insurance recoverables	$(2.1)	$(12.9)	$(15.0)	$(1.5)	$(14.4)	$(15.9)

Reserves (net):
Workers’ compensation	$5.7	$11.3	$17.0	$4.8	$10.0	$14.8
Auto & general insurance	1.9	2.6	4.5	1.9	2.2	4.1
Health & welfare	3.7	—	3.7	3.7	—	3.7
Reserves (net)	$11.3	$13.9	$25.2	$10.4	$12.2	$22.6
______________________________________________
The increase in these reserves for 2016 was due primarily to a higher number of claims and reported losses for our workers compensation, general and auto insurance liability. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation liability, general and auto insurance liability, and health and welfare liability as of December 31, 2016 by $1.0 million, $0.2 million and $0.3 million, respectively.
Valuation of Pension Assets and Obligations
We sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”) for employees hired before September 1986 and certain employees of Fleming, our former parent company. As discussed in Note 11 - Employee Benefit Plans to our consolidated financial statements, our qualified defined-benefit pension plan was underfunded by $4.3 million and $4.7 million at December 31, 2016 and 2015, respectively. There have been no new entrants to the pension or non-pension post-retirement benefit plans after those benefit plans were frozen on September 30, 1986.
The determination of the obligation and expense associated with our Pension Plans is dependent, in part, on our selection of certain assumptions used by our independent actuaries in calculating these amounts. These assumptions are disclosed in Note 11 to the consolidated financial statements and include, among other things, the weighted-average discount rate and the expected weighted-average long-term rate of return on plan assets. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with U.S. GAAP, actual results that differ from actuarial assumptions are accumulated and amortized over future periods and therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or changes in our assumptions may materially affect our pension and other post-retirement obligations and associated future expense.
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. We expect to complete the settlement of our pension liabilities through either lump sum payments or purchased annuities by December 31, 2017 (see Note 11 - Employee Benefit Plans).
We select the weighted-average discount rates for each benefit plan as the rate at which the benefits could be effectively settled as of the measurement date. In selecting an appropriate weighted-average discount rate we use a yield curve methodology, matching the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield, which is the ultimate discount rate used. The weighted-average discount rates used to determine the pension obligation and pension expense were 3.30% and 4.13%, respectively for 2016, and 4.32% and 4.05%, respectively for 2015. A lower weighted-average discount rate increases pension expense and the present value of benefit obligations. Expected return on pension plan assets is based on historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. In 2016, our target allocation was adjusted to 100% fixed income with the objective of hedging the obligation in anticipation of the pension plan termination. Our assumed weighted-average rate of return on our assets was 3.6% and 6.0% for 2016 and 2015, respectively.
Sensitivity analysis for changes in the major assumptions of our pension plans as of December 31, 2016 is as follows (in millions):

	Percentage Point Change	Projected Benefit Obligation Decrease (Increase)	Expense Decrease (Increase)
Expected return on plan assets	+/- .25 pt	N/A	$0.1 / (0.1)
Discount rate -- Pension	+/- .25 pt	$1.0 / (1.0)	$0.0 / (0.0)
Discount rate -- Post-retirement	+/- .25 pt	$0.1 / (0.1)	$0.0 / (0.0)

Valuation of Long-Lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and intangible assets with definite useful lives. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. We have assessed our asset groups and determined we have five asset groups.  We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2016, 2015 and 2014.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units, which are the United States and Canada, also represent the Company’s operating segments. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2016, 2015 and 2014.
In connection with our annual goodwill impairment testing performed during 2016, the first step of the test indicated that the fair values of the applicable reporting units significantly exceeded their carrying values, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
Non-GAAP Financial Information
The financial statements in this Annual Report on Form 10-K are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net income excluding LIFO expense, (iii) net sales, less excise taxes, (iv) remaining gross profit, (v) remaining gross profit margin, (vi) remaining gross profit margin less excise taxes, and (vii) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See Adjusted EBITDA tables to our Management's Discussion and Analysis for additional details on the components of Adjusted EBITDA.
(ii) Net income excluding LIFO expense is a non-GAAP financial measure which is net income excluding LIFO expense and tax effects of LIFO expense. We provide this measure to show increases in net income for a more comparable analysis between periods, without LIFO expenses, due to fluctuations in LIFO expenses resulting from inflation.
The following table reconciles net income excluding LIFO expense to net income, its most comparable financial measure under GAAP (in millions) (1):

	2016	2015	Increase
	Amounts	Amounts	Amounts	Percentage
Net income	$54.2	$51.5	$2.7	5.2%
LIFO expense	13.2	1.9	11.3	N/A
Provision for tax on LIFO expense	(5.1)	(0.7)	4.4	N/A
LIFO expense, net of taxes	8.1	1.2	6.9	N/A
Net income excluding LIFO expense (non-GAAP)	$62.3	$52.7	$9.6	18.2%
___________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(iii) Net sales less excise taxes is non-GAAP financial measure which we provide to separate the increase in sales and gross profits due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette taxes result in higher net sales, our overall gross profit percentage may be reduced.

(iv) Remaining gross profit (including cigarette remaining gross profit and Food/Non-Food remaining gross profit), (v) remaining gross profit margin, (vi) remaining gross profit margin less excise taxes, and (vii) cigarette remaining gross profit per carton, are non-GAAP financial measures, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and certain other items that significantly affect the comparability of gross profit.

The following tables reconcile net sales less excise taxes to net sales and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	2016	2015	2014
	Amounts	Amounts	Amounts
Net sales	$14,529.4	$11,069.4	$10,280.1
Excise taxes	(3,022.0)	(2,211.7)	(2,110.3)
Net sales, less excise taxes (non-GAAP)	$11,507.4	$8,857.7	$8,169.8

Gross profit	$736.9	$637.9	$573.7
Cigarette inventory holding gains	(15.3)	(10.1)	(8.2)
Candy inventory holding gains	—	—	(6.0)
Cigarette tax stamp holding gains	—	(9.0)	—
OTP tax refunds	—	(1.8)	(8.5)
LIFO expense	13.2	1.9	16.3
Remaining gross profit (non-GAAP)	$734.8	$618.9	$567.3

Remaining gross profit % less excise taxes (non-GAAP)	6.39%	6.99%	6.94%
Gross profit %	5.07%	5.76%	5.58%
Gross profit % less excise taxes (non-GAAP)	6.40%	7.20%	7.02%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	2016	2015	2014
	Amounts	Amounts	Amounts
Cigarettes:
Net sales	$10,335.7	$7,528.5	$6,942.0
Excise taxes	(2,716.2)	(1,977.5)	(1,881.1)
Net sales, less excise taxes (non-GAAP)	$7,619.5	$5,551.0	$5,060.9

Gross profit	$220.0	$180.5	$155.4
Cigarette inventory holding gains	(15.3)	(10.1)	(8.2)
Cigarette tax stamp holding gains	—	(9.0)	—
LIFO expense	11.7	11.0	10.1
Remaining gross profit (non-GAAP)	$216.4	$172.4	$157.3

Remaining gross profit % less excise taxes (non-GAAP)	2.84%	3.11%	3.11%
Gross profit %	2.13%	2.40%	2.24%
Gross profit % less excise taxes (non-GAAP)	2.89%	3.25%	3.07%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	2016	2015	2014
	Amounts	Amounts	Amounts
Food/Non-food:
Net sales	$4,193.7	$3,540.9	$3,338.1
Excise taxes	(305.8)	(234.2)	(229.2)
Net sales, less excise taxes (non-GAAP)	$3,887.9	$3,306.7	$3,108.9

Gross profit	$516.9	$457.4	$418.3
OTP tax refunds	—	(1.8)	(8.5)
Candy inventory holding gains	—	—	(6.0)
LIFO expense	1.5	(9.1)	6.2
Remaining gross profit (non-GAAP)	$518.4	$446.5	$410.0

Remaining gross profit % less excise taxes (non-GAAP)	13.33%	13.50%	13.19%
Gross profit %	12.33%	12.92%	12.53%
Gross profit % less excise taxes (non-GAAP)	13.30%	13.83%	13.45%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 17 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2016), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of the Canadian branches’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted average Canadian/U.S. dollar exchange rate for 2016 would have reduced our net sales for 2016 by 0.9% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2016, we realized foreign currency transaction losses of $0.5 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2016 would have had an immaterial impact on foreign currency transaction losses for 2016. We did not engage in hedging transactions during 2016, 2015 or 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core-Mark Holding Company, Inc.
South San Francisco, California:
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pine State Convenience (“Pine State”), which was acquired on June 6, 2016 and whose financial statements constitute approximately 9% of total assets, approximately 4% of total revenue, and approximately 8% of income before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Pine State. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 1, 2017

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26.4	$12.5
Restricted cash	15.3	8.5
Accounts receivable, net of allowance for doubtful accounts of $7.1 and $10.9
at December 31, 2016 and December 31, 2015, respectively (Note 4)	365.9	272.7
Other receivables, net (Note 4)	106.5	69.4
Inventories, net (Note 5)	596.6	407.4
Deposits and prepayments (Note 4)	82.8	65.0
Deferred income taxes (Note 10)	4.7	1.8
Total current assets	1,198.2	837.3
Property and equipment, net (Note 6)	194.7	159.5
Goodwill (Note 7)	36.0	22.9
Other intangible assets, net (Note 7)	41.5	29.5
Other non-current assets, net (Note 4)	26.6	28.1
Total assets	$1,497.0	$1,077.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119.2	$129.6
Book overdrafts (Note 2)	37.9	29.2
Cigarette and tobacco taxes payable	259.8	193.6
Accrued liabilities (Note 4)	131.8	106.9
Deferred income taxes (Note 10)	0.1	0.3
Total current liabilities	548.8	459.6
Long-term debt (Note 8)	347.7	60.4
Deferred income taxes (Note 10)	30.0	18.6
Other long-term liabilities	11.5	10.6
Claims liabilities (Note 2)	26.8	26.6
Pension liabilities (Note 11)	2.4	7.5
Total liabilities	967.2	583.3
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 14):
Common stock, $0.01 par value (100,000,000 shares authorized, 52,227,511 and
51,953,354 shares issued; 46,152,958 and 46,116,670 shares outstanding at
December 31, 2016 and December 31, 2015, respectively)	0.5	0.5
Additional paid-in capital	275.5	271.6
Treasury stock at cost (6,074,553 and 5,836,684 shares of common stock at
December 31, 2016 and December 31, 2015, respectively)	(70.7)	(61.8)
Retained earnings	338.7	300.0
Accumulated other comprehensive loss (Note 15)	(14.2)	(16.3)
Total stockholders’ equity	529.8	494.0
Total liabilities and stockholders’ equity	$1,497.0	$1,077.3
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$14,529.4	$11,069.4	$10,280.1
Cost of goods sold	13,792.5	10,431.5	9,706.4
Gross profit	736.9	637.9	573.7
Warehousing and distribution expenses	431.2	352.6	318.4
Selling, general and administrative expenses	210.3	196.0	184.4
Amortization of intangible assets	5.3	2.6	2.6
Total operating expenses	646.8	551.2	505.4
Income from operations	90.1	86.7	68.3
Interest expense	(5.3)	(2.5)	(2.4)
Interest income	0.2	0.5	0.6
Foreign currency transaction gains (losses), net	0.5	(1.8)	(0.1)
Income before income taxes	85.5	82.9	66.4
Provision for income taxes (Note 10)	(31.3)	(31.4)	(23.7)
Net income	$54.2	$51.5	$42.7

Basic net income per common share (Note 12)	$1.17	$1.12	$0.93
Diluted net income per common share (Note 12)	$1.17	$1.11	$0.92

Basic weighted-average shares (Note 12)	46.3	46.2	46.2
Diluted weighted-average shares (Note 12)	46.5	46.6	46.6
______________________________________________
 The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$54.2	$51.5	$42.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (Note 15)	0.2	0.2	(2.9)
Foreign currency translation gain (loss)	1.9	(4.9)	(3.0)
Other comprehensive income (loss), net of tax	2.1	(4.7)	(5.9)
Comprehensive income	$56.3	$46.8	$36.8
______________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions (1))

	Common Stock Issued		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, December 31, 2013	51.2	$0.5	$254.3	(5.2)	$(44.6)	$229.5	$(5.7)	$434.0
Net income	—	—	—	—	—	42.7	—	42.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.9)	(5.9)
Dividends declared	—	—	—	—	—	(10.8)	—	(10.8)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Cash proceeds from exercise of
common stock options	0.2	—	2.1	—	—	—	—	2.1
Excess tax deductions associated with
stock-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.2	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.4)	(8.0)	—	—	(8.0)
Balance, December 31, 2014	51.6	0.5	263.6	(5.6)	(52.6)	261.4	(11.6)	461.3
Net income	—	—	—	—	—	51.5	—	51.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.7)	(4.7)
Dividends declared	—	—	—	—	—	(12.9)	—	(12.9)
Stock-based compensation expense	—	—	8.7	—	—	—	—	8.7
Cash proceeds from exercise of
common stock options	0.2	—	0.4	—	—	—	—	0.4
Excess tax deductions associated with
stock-based compensation	—	—	2.2	—	—	—	—	2.2
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.2	—	(3.3)	—	—	—	—	(3.3)
Repurchase of common stock	—	—	—	(0.2)	(9.2)	—	—	(9.2)
Balance, December 31, 2015	52.0	0.5	271.6	(5.8)	(61.8)	300.0	(16.3)	494.0
Net income	—	—	—	—	—	54.2	—	54.2
Other comprehensive income, net of tax	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	(15.5)	—	(15.5)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Cash proceeds from exercise of
common stock options	0.1	—	0.3	—	—	—	—	0.3
Excess tax deductions associated with
stock-based compensation	—	—	2.9	—	—	—	—	2.9
Issuance of stock based instruments, net of
shares withheld for employee taxes	0.1	—	(5.4)	—	—	—	—	(5.4)
Repurchase of common stock	—	—	—	(0.2)	(8.9)	—	—	(8.9)
Balance, December 31, 2016	52.2	$0.5	$275.5	(6.0)	$(70.7)	$338.7	$(14.2)	$529.8
______________________________________________

(1)	Amounts have been rounded for presentation purposes and might differ from unrounded results.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$54.2	$51.5	$42.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
LIFO and inventory provisions	13.2	2.0	16.0
Amortization of debt issuance costs	0.5	0.3	0.3
Stock-based compensation expense	6.1	8.7	6.1
Bad debt expense, net	2.0	1.3	2.2
Depreciation and amortization	42.9	37.9	32.0
Foreign currency transaction (gains) losses, net	(0.5)	1.8	0.1
Deferred income taxes	8.4	8.9	(3.0)
Settlement charge	1.3	1.6	—
Changes in operating assets and liabilities:
Accounts receivable, net	(59.2)	(28.1)	(13.8)
Other receivables, net	(37.0)	(8.9)	(3.0)
Inventories, net	(180.4)	1.5	(50.6)
Deposits, prepayments and other non-current assets	(19.9)	(25.9)	5.7
Excess tax deductions associated with stock-based compensation	(2.9)	(2.2)	(2.8)
Accounts payable	(11.0)	4.0	20.6
Cigarette and tobacco taxes payable	65.5	13.8	9.1
Pension, claims, accrued and other long-term liabilities	18.8	9.0	4.9
Net cash (used in) provided by operating activities	(98.0)	77.2	66.5
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(88.4)	(9.0)	(1.0)
Change of restricted cash	(6.8)	4.5	(0.9)
Additions to property and equipment, net	(54.3)	(30.3)	(53.9)
Capitalization of software and related development costs	(7.7)	(8.7)	(5.3)
Proceeds from sale of property and equipment	—	0.3	—
Net cash used in investing activities	(157.2)	(43.2)	(61.1)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,638.7	936.2	488.3
Repayments under revolving credit facility	(1,349.7)	(945.1)	(478.7)
Payments of financing costs	(2.0)	(0.4)	—
Dividends paid	(15.5)	(12.8)	(10.7)
Payments of capital leases	(2.4)	(2.3)	(1.7)
Repurchases of common stock	(8.9)	(9.2)	(8.0)
Proceeds from exercise of common stock options	0.3	0.4	2.1
Tax withholdings related to net share settlements of restricted stock units	(5.4)	(3.3)	(1.7)
Excess tax deductions associated with stock-based compensation	2.9	2.2	2.8
Book overdrafts, net	8.7	0.1	6.2
Net cash provided by (used in) financing activities	266.7	(34.2)	(1.4)
Effects of changes in foreign exchange rates	2.4	(1.7)	(0.6)
Change in cash and cash equivalents	13.9	(1.9)	3.4
Cash and cash equivalents, beginning of period	12.5	14.4	11.0
Cash and cash equivalents, end of period	$26.4	$12.5	$14.4
Supplemental disclosures:
Cash paid during the period for:
Income taxes paid, net	$20.9	$26.8	$22.0
Interest paid	$3.7	$1.3	$1.1
Unpaid property and equipment purchases included in accrued liabilities	$2.9	$5.1	$1.4
Non-cash capital lease obligations incurred	$0.1	$5.4	$4.7
The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 43,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products ("OTP"), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third party logistics provider). Twenty-five of the Company’s distribution centers are located in the U.S. and five are located in Canada.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.
During 2016, the Company identified an error in the presentation of borrowings and repayments of the Company’s revolving credit facility in the previously issued consolidated statements of cash flows. The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis, rather than on a net basis, within the financing activities section of the consolidated statements of cash flows. The correction did not change previously reported total cash provided by (or used from) financing activities.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for doubtful accounts, vendor rebates and promotional allowances, claims liabilities and insurance recoverables, valuation of pension assets and obligations, valuation of long-lived assets and goodwill, realizability of deferred income taxes and uncertain tax positions to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue at the point at which the product is delivered and title passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2016, 2015 and 2014. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations.
Customers’ Sales Incentives
The Company also provides sales allowances or discounts to its customers on a regular basis. These customers’ sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Additionally, the Company may provide allowances for the customers' commitments to continue using Core-Mark as the supplier. These incentives are known as racking allowances. These allowances may be paid at the inception of the contract or on a periodic basis. Allowances paid at the inception of the contract are deferred and amortized over the period of the distribution agreement as a reduction to sales.
Vendor Rebates and Promotional Allowances
Periodic payments from vendors in various forms including rebates, promotional allowances and volume discounts, are reflected in the carrying value of the related inventory when earned and in cost of goods sold when the related merchandise is sold. Up-front consideration received from vendors for purchase or other commitments is initially deferred and amortized ratably to cost of goods sold as the performance of the activities specified by the vendor is completed.
Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program, and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $221.2 million, $191.4 million and $162.8 million in 2016, 2015 and 2014, respectively.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2016, 2015 and 2014, approximately $3.0 billion, $2.2 billion and $2.1 billion, or 21%, 20% and 21% of the Company’s net sales, and approximately 22%, 21% and 22% of its cost of goods sold, respectively, represented excise taxes. Federal excise taxes are levied on the manufacturers who, in turn, pass the tax on to the Company as part of the product cost. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to restricted stock unit ("RSU") awards, performance shares and stock options based on the grant-date fair value of the awards. For service based awards, the Company recognizes the expense using a straight-line method. For performance based awards, the Company recognizes the expense ratably based on the achievement of performance conditions.
Although the Company has not granted stock options since 2011, the Company uses the Black-Scholes option valuation model to determine the fair value of stock option awards (see Note 13 - Stock Incentive Plans). Determining the appropriate fair value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected life of share awards and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.
Pension and Other Post-retirement Benefit Costs
Pension and other post-retirement benefit costs are estimated on the basis of annual valuations by an independent actuary. Adjustments arising from plan amendments, changes in assumptions, and experience gains and losses are amortized over the expected average remaining service life of the employee group. The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. Acceptance of the lump sum payment by plan participants may result in the Company recognizing a settlement charge and an adjustment in the projected benefit plan obligation.
The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status on its consolidated balance sheet as of the end of each fiscal year. The Company determines the plan’s funded status by measuring its assets and its obligations and recognizes changes in the funded status of its defined benefit post-retirement plan in the year in which the change occurred.
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017 (see Note 11 - Employee Benefit Plans).
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
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. Restricted cash represents funds collected and set aside in trust as required by one of the Canadian provincial taxing authorities to secure amounts payable for cigarette and tobacco excise taxes. The Company had book overdrafts of $37.9 million and $29.2 million at December 31, 2016 and 2015, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility.
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
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or market. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis. The Company uses the link-chain dollar value LIFO method. The inventory price index computation ("IPIC") is used to calculate LIFO inflation indices for which the LIFO inflation source is the producer price indices ("PPI") published by the US Bureau of Labor Statistics ("BLS"). The Company uses the IPIC pooling method for which LIFO pools are established for each PPI in accordance with current regulations.  When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the PPI for the respective period if it determines the price increase is not fully reflected in the PPI in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out ("FIFO") basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 82% and 88% of the Company’s inventory was valued on a LIFO basis at December 31, 2016 and 2015, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 5 - Inventories, Net).

Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred (see Note 6 - Property and Equipment, Net).
The Company uses the following depreciable lives for its property and equipment:

Useful Life in Years
Office furniture and equipment	3-10
Delivery equipment	4-10
Warehouse equipment	5-15
Leasehold improvements	3-25
Buildings	15-25
Other Long-lived Assets
Intangible assets with definite lives are generally amortized on a straight-line basis over the following lives:

Useful Life in Years
Customer relationships	10-15
Non-competition agreements	1-5
Trade names	1-2
Internally developed and other purchased software	3-7
The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. The Company has determined that it has five asset groupings based on a review of its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During 2016, 2015 and 2014, the Company did not record impairment charges related to long-lived assets (see Note 6 - Property and Equipment, Net and Note 7 - Goodwill and Other Intangible Assets, Net).
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized.
The Company tests goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units are its U.S. operations and Canadian operations. Whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers net sales, gross profit, income from operations and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units constitutes a Level 3 measurement under the fair value hierarchy. There has been no impairment of goodwill for any periods presented (see Note 7 - Goodwill and Other Intangible Assets, Net).
Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely SAP Enterprise Resource Planning modules, the Company's proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2016, 2015 and 2014 the Company capitalized approximately $7.2 million, $9.5 million and $4.4 million, respectively, of costs related to software developed or obtained for internal use (see Note 7 - Goodwill and Other Intangible Assets, Net).
Debt Issuance Costs
Debt issuance costs related to the Company's revolving credit facility ("Credit Facility") are deferred and amortized as interest expense over the term of the related debt agreement on a straight-line basis, which approximates the effective interest method. Debt issuance costs are included in deposits and prepayments and other non-current assets on the accompanying consolidated balance sheets. Total unamortized debt issuance costs were $2.3 million and $1.2 million at December 31, 2016 and 2015, respectively (see Note 8 - Long-term Debt).
Claims Liabilities and Insurance Recoverables
The Company maintains reserves related to health and welfare, workers’ compensation, auto and general liability programs that are principally self-insured. The Company currently has a per-claim deductible of $500,000 for its workers’ compensation, general and auto liability self-insurance programs and a per-person annual claim deductible of $250,000 for its health and welfare program. The Company purchases insurance to cover the claims that exceed the deductible up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion on the accompanying consolidated balance sheets.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for health and welfare, workers’ compensation, auto and general liability self-insurance obligations in the amounts of $26.8 million long-term and $13.4 million short-term at December 31, 2016, and $26.6 million long-term and $11.9 million short-term at December 31, 2015. The Company’s liabilities net of insurance recoverables were $13.9 million long-term and $11.3 million short-term at December 31, 2016, and $12.2 million long-term and $10.4 million short-term at December 31, 2015.
Foreign Currency Translation
The operating assets and liabilities of the Company’s Canadian operations, whose functional currency is the Canadian dollar, are translated to U.S. dollars at exchange rates in effect at period-end. Translation gains and losses are recorded in Accumulated Other Comprehensive Income ("AOCI") as a component of stockholders’ equity. Revenue and expenses from Canadian operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The Company also recognizes gains or losses on foreign currency exchange transactions between its Canadian and U.S. operations, net of applicable income taxes, in the consolidated statements of operations. The Company currently does not hedge our Canadian foreign currency cash flow.
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
The Company calculates the fair value of certain assets related to acquisitions and cash based pension plan assets using assumptions that market participants would use in pricing these assets (see Note 11 - Employee Benefit Plans). The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
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
Murphy U.S.A., who the Company began servicing in 2016, is the Company's largest customer and accounted for 12.0% of total net sales in 2016. Alimentation Couche-Tard, Inc. (“Couche-Tard”), the Company’s second largest customer, accounted for 11.4%, 14.2% and 14.5% of total net sales in 2016, 2015 and 2014, respectively. In addition, no single customer accounted for 10% or more of accounts receivable at December 31, 2016 and 2015.
The Company has two significant suppliers: Philip Morris USA, Inc. and R.J. Reynolds Tobacco Company. Product purchases from Philip Morris USA, Inc. accounted for approximately 35%, 29% and 28% of total product purchases in 2016, 2015 and 2014, respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 23%, 17% and 14% of total product purchases in 2016, 2015 and 2014, respectively.
Cigarette sales represented 71.1%, 68.0% and 67.5% of net sales in 2016, 2015 and 2014, respectively, and contributed 29.9%, 28.3% and 27.1% of gross profit in 2016, 2015 and 2014, respectively. The increase in cigarette sales as a percentage of total net sales and gross profit was due primarily to market share gains in 2016, including the addition of Murphy U.S.A., which has a higher sales mix of tobacco products compared to the rest of our business. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of its gross profit is generated from food/non-food products.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company in the first quarter of 2018. The Company's preliminary assessment supports that financial statement impacts may include: capitalization of successful contract costs, recognition of contract assets and liabilities for certain contracts that are performed but not completed, and the timing of recognition of variable consideration received from vendors and paid to customers. The Company expects to finalize its assessment and approach to adopting ASU 2014-09 on its consolidated financial statements by June 30, 2017.
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
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance. The new guidance increases transparency by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company believes the new standard will have a material impact on its consolidated balance sheets. The Company is currently quantifying the impact and evaluating its approach to adopting ASU 2016-02 on its consolidated financial statements.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. ASU 2016-09 will result in the Company recognizing excess tax benefits or deficiencies in net income instead of being capitalized as additional paid-in capital. We expect such impact to be approximately $1.6 million in 2017.
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance replaces the current incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company has determined the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The new guidance addresses eight specific cash flow presentation and classification issues in the statement of cash flows to reduce existing diversity in practice. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. The Company has determined the adoption of ASU 2016-15 will not have a material impact on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The new guidance requires the Statements of Cash Flows to reconcile the changes in the total of cash, cash equivalents, and restricted cash. As a result, transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. As a result of this pronouncement, the Company expects that it will combine its movements of restricted cash, with those of non-restricted cash and cash equivalents, as reflected in the Company’s Consolidated Statements of Cash Flows.
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019.  The Company has determined the adoption of ASU 2017-04 will not have a material impact on its consolidated financial statements.
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
The following table presents the assets acquired and liabilities assumed, based on their fair values and purchase consideration (in millions):

June 6, 2016
Accounts receivable	$35.5
Inventories	21.2
Deposits and prepayments, and other	0.9
Property and equipment	10.3
Goodwill	13.1
Other intangible assets	10.2
Less: Accrued liabilities, and other	(2.8)
Total consideration	$88.4
The Company determined the estimated fair values of intangible assets acquired with the assistance of independent valuation consultants. The Company finalized its valuation of its beginning goodwill and intangible assets during the fourth quarter ended December 31, 2016. Based on the valuation, intangible assets acquired include the following (in millions):

	Fair Value	Useful Life in Years
Customer relationships	$7.2	12
Non-competition agreements	1.9	5
Trade names	1.0	2
Favorable lease terms	0.1	2
Total intangible assets	$10.2
The results of Pine State operations have been included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred $2.2 million of acquisition-related costs, which are included in selling, general and administrative expenses for the year ended December 31, 2016. The Company did not consider the Pine State acquisition to be a material business combination and therefore has not disclosed pro-forma results of operations for the acquired business. Simultaneously with the closing of the acquisition, the Company entered into two operating lease arrangements with certain former owners of Pine State. One operating lease bears a fifteen year term for a facility in Maine and the second operating lease bears a two year term for a facility in Vermont.
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

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$10.9	$10.8	$9.4
Net additions charged to operations (1)	2.0	1.3	2.2
Less: Write-offs and adjustments	(5.8)	(1.2)	(0.8)
Balance, end of year	$7.1	$10.9	$10.8
______________________________________________
(1) The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31, 2016	December 31, 2015
Vendor receivables, net	$90.6	$59.0
Insurance recoverables, current	2.1	1.5
Other miscellaneous receivables (1)	13.8	8.9
Total other receivables, net	$106.5	$69.4
______________________________________________
(1) Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third party logistics customers, and other miscellaneous receivables.
Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31, 2016	December 31, 2015
Vendor prepayments	$44.7	$34.1
Deposits (1)	8.5	4.7
Prepaid taxes	10.5	10.6
Racking allowances, current	5.7	6.4
Other prepayments (2)	13.4	9.2
Total deposits and prepayments	$82.8	$65.0
______________________________________________
(1) Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.
(2) Other prepayments include prepayments relating to insurance policies, software licenses, rent and other miscellaneous prepayments.

Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31, 2016	December 31, 2015
Insurance recoverables	$12.9	$14.4
Debt issuance costs	1.6	0.9
Insurance deposits	3.4	2.9
Racking allowances, net	5.0	6.5
Other assets	3.7	3.4
Total other non-current assets, net	$26.6	$28.1
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31, 2016	December 31, 2015
Accrued payroll, retirement and other benefits (1)	$35.7	$29.9
Claims liabilities, current	13.4	11.9
Accrued customer incentives payable	40.1	20.3
Indirect taxes	6.2	7.3
Vendor advances	10.9	11.0
Other accrued expenses (2)	25.5	26.5
Total accrued liabilities	$131.8	$106.9
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
5.    Inventories, Net
Inventories consist of the following (in millions):

	December 31, 2016	December 31, 2015
Inventories at FIFO, net of reserves	$727.0	$524.6
Less: LIFO reserve	(130.4)	(117.2)
Total inventories at LIFO, net of reserves	$596.6	$407.4

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $130.4 million and $117.2 million higher at December 31, 2016 and 2015, respectively. The Company recorded LIFO expense of $13.2 million, $1.9 million and $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had a decrement in certain of its LIFO inventory layers of $4.8 million and $12.2 million in 2016 and 2015, respectively, which had the effect of reducing its LIFO expense by $0.6 million in 2016 and $0.7 million in 2015.

6.    Property and Equipment, Net
Property and equipment consist of the following (in millions):

	December 31, 2016	December 31, 2015
Delivery, warehouse and office equipment (1)	$280.4	$235.3
Leasehold improvements	68.6	54.4
Land and buildings (2)	32.0	28.9
Construction in progress	3.0	0.8
	384.0	319.4
Less: Accumulated depreciation and amortization	(189.3)	(159.9)
Total property and equipment, net	$194.7	$159.5
______________________________________________
(1) Includes equipment capital leases of $13.5 million for 2016 and $13.4 million for 2015.
(2) Includes $4.8 million for a capital lease related to a warehouse facility in both 2016 and 2015.
Depreciation and amortization expenses related to property and equipment were $28.9 million, $26.0 million and $21.5 million for 2016, 2015 and 2014, respectively.
7.    Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in certain business combinations. The carrying amount of goodwill during 2016 and 2015 were as follows (in millions):

	Year Ended December 31,
	2016	2015
Goodwill, beginning of year	$22.9	$22.9
Pine State acquisition	13.1	—
Goodwill, end of year	$36.0	$22.9
The Company did not record any impairment charges related to goodwill during the years ended December 31, 2016 and 2015.
Other Intangible Assets, Net
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2016 and 2015 are as follows (in millions):

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28.3	$(9.4)	$18.9	$21.1	$(7.3)	$13.8
Non-competition agreements	5.0	(3.1)	1.9	3.2	(2.9)	0.3
Trade names	1.0	(0.3)	0.7	—	—	—
Favorable lease terms	0.1	—	0.1	—	—	—
Internally developed and other purchased software	33.0	(13.1)	19.9	25.8	(10.4)	15.4
Total other intangible assets	$67.4	$(25.9)	$41.5	$50.1	$(20.6)	$29.5
The amortization of intangible assets recorded in the consolidated statements of operations was $5.3 million for 2016, and $2.6 million for both 2015 and 2014.

Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2017	$6.5
2018	5.9
2019	5.6
2020	5.5
2021	5.1
2022 and thereafter	12.9
Total	$41.5
8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,	December 31,
	2016	2015
Amounts borrowed (Credit Facility)	$336.0	$47.0
Obligations under capital leases (Note 9)	11.7	13.4
Total long-term debt	$347.7	$60.4
The Company has a Credit Facility with a borrowing capacity of $600 million, as of December 31, 2016. On November 4, 2016, the Company entered into a ninth amendment to the Credit Facility (the "Ninth Amendment"), which increased its Credit Facility from $450 million to $600 million. The Credit Facility has an expansion feature which can be increased up to an additional $100 million, limited by a borrowing base primarily consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate ("LIBOR") or Canadian Dollar Offer Rate ("CDOR") based loans prepaid prior to the end of an interest period). This will be subject to the same borrowing base limitations as the Eighth amendment.
On May 16, 2016, the Company entered into an eighth amendment to the Credit Facility ("Eighth amendment"), which increased the size of the Credit Facility from $300 million to $450 million. In addition, the Eighth amendment allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios.
The Credit Facility matures in May 2020. The Company incurred fees of approximately $1.3 million in connection with the amendments.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	December 31,	December 31,
	2016	2015
Amounts borrowed	$336.0	$47.0
Outstanding letters of credit	17.4	18.5
Amounts available to borrow (1)	224.8	123.9
______________________________________________

(1)	Excluding $100 million expansion feature.
Average borrowings during the years ended December 31, 2016 and 2015 were $184.4 million and $39.6 million, respectively, with amounts borrowed at any one time during the years then ended ranging from zero to $428.0 million and zero to $120.9 million, respectively.
The weighted-average interest rate on the Credit Facility for the years ended December 31, 2016 and 2015 were 1.7%, and 1.6%, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused credit facility and letter of credit participation, which are included in interest expense, of $0.7 million, $0.6 million, and $0.7 million for December 31, 2016, 2015 and 2014, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized debt issuance costs were $2.3 million and $1.2 million as of December 31, 2016 and 2015, respectively.

9.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. The Company had purchase obligations of $47.8 million and $43.1 million as of December 31, 2016 and 2015, respectively, related primarily to purchases of compressed natural gas for its trucking fleet, delivery and warehouse equipment, computer software and services and leasehold improvements. Purchase orders for the purchase of inventory and other services are not included in the purchase obligations as of December 31, 2016 and 2015, respectively, because purchase orders represent authorizations to purchase rather than binding agreements.  For purposes of this commitment, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.  The Company also enters into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
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
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2016 (in millions):

Year ending December 31,
2017	$54.3
2018	51.9
2019	47.4
2020	41.9
2021	33.2
2022 and thereafter	121.3
Total	$350.0
For 2016, 2015 and 2014, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $66.8 million, $57.9 million and $50.4 million, respectively.
Capital Leases
As of December 31, 2016 and 2015, the Company had approximately $13.6 million and $15.6 million, respectively, in capital lease obligations, related to a warehouse facility, refrigeration and other office and warehouse equipment with lease agreements expiring at various dates through 2027, excluding renewal options.
Future minimum lease payments under non-cancelable capital leases were as follows as of December 31, 2016 (in millions):

Year ending December 31,
2017	$2.6
2018	2.4
2019	2.2
2020	1.9
2021	1.3
2022 and thereafter	6.4
Total	16.8
Less: Interest	(3.2)
Present value of future minimum lease payments	13.6
Less: current portion	(1.9)
Non-current portion	$11.7
Contingencies
Off-Balance Sheet Arrangements
Letters of Credit. As of December 31, 2016, the Company’s standby letters of credit issued under the Company’s Credit Facility were $17.4 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected on the consolidated balance sheets.
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
10.    Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$21.4	$19.4	$22.0
State	3.1	3.2	3.1
Total current tax provision	24.5	22.6	25.1

Deferred:
Federal	6.7	7.8	(0.6)
State	0.8	1.1	(0.5)
Foreign	(0.7)	(0.1)	(0.3)
Total deferred tax provision (benefit)	6.8	8.8	(1.4)

Total income tax provision	$31.3	$31.4	$23.7

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions):

	Year Ended December 31,
	2016		2015		2014
Federal income tax provision at the statutory rate	$29.9	35.0%	$29.0	35.0%	$23.2	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.9	3.4	2.9	3.5	2.3	3.5
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	(0.3)	(0.4)	—	—	(0.9)	(1.4)
Effect of foreign operations	(0.7)	(0.8)	(0.1)	(0.1)	(0.3)	(0.5)
Change in valuation allowance	—	—	(0.1)	(0.1)	—	—
Tax credits and other, net	(0.5)	(0.6)	(0.3)	(0.4)	(0.6)	(0.9)
Income tax provision	$31.3	36.6%	$31.4	37.9%	$23.7	35.7%

The Company’s effective tax rate was 36.6% for 2016 compared to 37.9% for 2015. The decrease in effective tax rate for 2016 was due primarily to the effects of prior years' estimates for foreign operations, as well as benefits in the current year related to the expiration of statute of limitations for uncertain tax positions and related interest recovery.
The provision for income taxes included a net benefit of $1.5 million and $0.3 million for 2016 and 2015, respectively, related primarily to the expiration of the statute of limitations for uncertain tax positions and adjustments of prior years’ estimates.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Employee benefits, including post-retirement benefits	$15.4	$15.2
Trade and other receivables	2.9	4.1
Goodwill and intangibles	0.2	2.0
Self-insurance reserves	1.7	1.5
Other	6.1	4.0
Subtotal	26.3	26.8
Less: valuation allowance	—	—
Net deferred tax assets	$26.3	$26.8
Deferred tax liabilities:
Inventories	$7.0	$9.0
Property and equipment	36.2	27.2
Goodwill and intangibles	5.6	6.0
Other	1.8	1.6
Total deferred tax liabilities	$50.6	$43.8

Total net deferred tax liabilities	$(24.3)	$(17.0)
Net current deferred tax assets	4.6	1.6
Net non-current deferred tax liabilities	$(28.9)	$(18.6)

At each balance sheet date, management assesses whether it is more likely than not that these deferred tax assets would not be realized. The Company had no valuation allowance at December 31, 2016 and 2015.

The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.2 million and $0.4 million at December 31, 2016 and 2015, respectively, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitation in future years could impact the total gross amount of unrecognized tax benefits by $0.2 million through the year ended December 31, 2017 as a result of the statute limitations for certain tax positions in future years and expected settlement of certain tax audit issues. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2016, 2015 and 2014 is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$0.4	$0.4	$0.6
Lapse of statute of limitations	(0.2)	—	(0.2)
Balance at end of year	$0.2	$0.4	$0.4
____________________________________________

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 to 2016 tax years remain subject to examination by federal and state tax authorities. The 2012 tax year is still open for certain state tax authorities. The 2009 to 2016 tax years remain subject to examination by the tax authorities in Canada.
For the year ended December 31, 2016, the Company recognized a net benefit in its provision for income taxes of $0.1 million related primarily to the interest associated with certain unrecognized tax positions. For the year ended December 31, 2015 the Company did not recognize any net benefit and in 2014 recognized a net benefit of $0.2 million As of December 31, 2016 and December 31, 2015, the Company had a liability of $0.1 million and $0.3 million, respectively, for estimated interest and penalties related to unrecognized tax benefits.

11.	Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen on September 30, 1986 and since then there have been no new entrants to the Pension Plans.
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017. At settlement, the Company expects to recognize a non-cash charge related to unrecognized actuarial losses in AOCI estimated between $17.0 million and $19.0 million. The Company expects to make additional cash contributions of approximately $4.0 million to $6.0 million to settle its pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation (“PBGC”) premiums.
The Company’s defined-benefit pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the PBGC has the authority to terminate an underfunded pension plan under limited circumstances. In the event the Company’s pension plan is terminated for any reason while it is underfunded, the Company would incur a liability to the PBGC that may be equal to the entire amount of the underfunding. The Company’s post-retirement benefit plan is not subject to ERISA. As a result, the post-retirement benefit plan is not required to be pre-funded, and, accordingly, has no plan assets.
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

The following tables provide a reconciliation of the changes in the Pension Plans’ benefit obligation and fair value of assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets and AOCI as of December 31, 2016 and 2015 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Change in Benefit Obligation:
Obligation at beginning of year	$37.0	$43.6	$3.0	$3.0
Interest cost	1.2	1.7	0.2	0.1
Actuarial loss (gain)	1.7	(2.0)	(0.5)	0.1
Benefit payments	(2.4)	(2.8)	(0.1)	(0.2)
Group annuity contract discontinuance	—	(1.3)	—	—
Settlement of accumulated benefits	(2.7)	(2.2)	—	—
Benefit obligation at end of year	$34.8	$37.0	$2.6	$3.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	$32.3	$40.4	$—	$—
Actual return on plan assets	1.4	(1.8)	—	—
Employer contributions	1.9	—	0.1	0.2
Benefit payments	(2.4)	(2.8)	(0.1)	(0.2)
Group annuity contract discontinuance	—	(1.3)	—	—
Settlement of accumulated benefits	(2.7)	(2.2)	—	—
Fair value of plan assets at end of year	$30.5	$32.3	$—	$—

Funded status at end of year	$(4.3)	$(4.7)	$(2.6)	$(3.0)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(4.3)	$—	$(0.2)	$(0.2)
Non-current liabilities	—	(4.7)	(2.4)	(2.8)
Total liabilities	$(4.3)	$(4.7)	$(2.6)	$(3.0)

Amounts recognized in AOCI consist of:
Net actuarial loss (gain)	$17.7	$17.5	$(0.7)	$(0.2)
Total	$17.7	$17.5	$(0.7)	$(0.2)

Additional Information:
Accumulated benefit obligation	$34.8	$37.0
During 2016, the underfunded status of the defined-benefit pension plan decreased $0.4 million to $4.3 million, due primarily to a contribution of $1.9 million made to the plan during 2016, return on plan assets of $1.4 million, offset by interest costs of $1.2 million and an actuarial loss of $1.7 million. The actuarial loss of $1.7 million for the year ended December 31, 2016 includes an increase in the plan's Projected Benefit Obligation of $2.0 million pursuant to the Company's decision to terminate the plan, offset by $0.3 million related to favorable demographic experience since the prior year end. The Company offers certain plan participants the option to receive a lump sum payment in lieu of future annuity pension benefits. During 2016, the Company settled accumulated benefits of $2.7 million (pre-tax) for participants who received lump sum payments. The Company incurred settlement charges of $1.3 million during 2016 due to lump sum payments.

The following table provides components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Interest cost	$1.2	$1.7	$1.8	$0.2	$0.1	$0.1
Expected return on plan assets	(1.8)	(2.1)	(2.5)	—	—	—
Amortization of net actuarial loss (gain)	0.6	0.6	0.4	—	—	(0.1)
Settlement charge	1.3	1.6	—	—	—	—
Net periodic benefit cost (income)	$1.3	$1.8	$(0.3)	$0.2	$0.1	$—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$2.1	$1.9	$5.2	$(0.5)	$0.2	$(0.4)
Settlement charge	(1.3)	(1.6)	—	—	—	—
Amortization of actuarial (loss) gain	(0.6)	(0.6)	(0.4)	—	—	0.1
Total net loss (gain) recognized in
other comprehensive income	$0.2	$(0.3)	$4.8	$(0.5)	$0.2	$(0.3)
For both the pension and other post-retirement benefit plans, prior service costs are amortized on a straight-line basis over the average remaining future service of active employees expected to receive benefits under the plans. For the pension benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average future life expectancy of inactive participants. For the post-retirement benefit plan, gains and losses in excess of 10% of the greater of the benefit obligation and market-related value of assets are amortized over the average remaining future service of active employees expected to receive benefits under the plan. The Company uses its fiscal year-end date as the measurement date for the plans. The Company estimated that average future life expectancy is 20.4 years for the pension benefits plan and remaining service life of active participants is 4.6 years for the post-retirement benefits plan.
Assumptions Used:
The following table shows the weighted-average assumptions used in the measurement of:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Benefit Obligations:
Discount rate	3.30%	4.32%	4.00%	3.98%	4.32%	3.99%
Expected return on assets	3.25%	6.00%	5.50%	N/A	N/A	N/A

Net Periodic Benefit Costs:
Discount rate	4.13%	4.05%	4.60%	4.29%	3.99%	4.6%
Expected return on assets	3.57%	5.95%	6.55%	3.47%	N/A	N/A
The weighted-average discount rates used to determine the Pension Plans’ obligations and expenses are based on a yield curve methodology, which matches the expected benefits at each duration to the available high quality yields at that duration and calculating an equivalent yield. The net periodic benefit cost was re-measured at September 30, 2016 and December 31, 2016 to reflect settlement accounting due to lump sum payments. During 2016, a discount rate of 4.32% was used from January 1 to September 30, a discount rate of 3.57% was used from October 1 to December 31, and a discount rate of 3.98% was used at December 31. The decrease in discount rate in 2016 compared to 2015 was due to a decrease in bond yields during 2016 and the plan valuation shifting from an ongoing to termination liability basis. The decrease in the expected long-term return on assets assumption in 2016 compared to 2015 was due to shifting to a more conservative asset allocation in 2016.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care plans. The health care cost trend rates assumed for the end of year benefit obligation for the post-retirement benefit plans are as follows:

	December 31, 2016	December 31, 2015
Assumed current trend rate for next year for participants under 65	6.62%	6.80%
Assumed current trend rate for next year for participants 65 and over	7.73%	7.85%
Ultimate year trend rate	4.50%	5.00%
Year that ultimate trend rate is reached for participants under 65	2025	2024
Year that ultimate trend rate is reached for participants 65 and over	2025	2023
A one percent point change in assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post-retirement
health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit
obligation	$0.2	$0.3
Plan Assets:
During 2016, the Company shifted the target asset allocation to 100% fixed income assets as a result of the Company's decision to terminate the qualified defined-benefit pension plan. The Company’s current target allocations are: 0% cash, 0% equity and 100% fixed income.  The Company’s investment target also sets forth the requirement for diversification within asset class, types and classes for investments prohibited and permitted, specific indices to be used for benchmark in investment decisions and criteria for individual securities. The Group Trust is valued at the net asset value provided by the administrator of the fund. The net asset fair value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Certain investments that are valued using the net asset value per share have not been classified in the fair value hierarchy and are included in the below tables to permit reconciliation of the fair value hierarchy to the aggregate plan assets.
The fair value measurements of the Pension Plans’ assets by asset category at December 31, 2016 are as follows (in millions):

Asset Category	Total	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.6	$—	$1.6	$—	$—
Group trust	28.9	28.9	—	—	—
Total	$30.5	$28.9	$1.6	$—	$—
The fair value measurements of the Pension Plans’ assets by asset category at December 31, 2015 are as follows (in millions):

Asset Category	Total	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.0	$—	$1.0	$—	$—
Group trust	31.3	31.3	—	—	—
Total	$32.3	$31.3	$1.0	$—	$—

The Company adopted ASU 2015-07 in 2016 and applied its provisions on a retrospective basis.
During 2015, the Company discontinued its group annuity contract which consisted primarily of investment grade fixed income securities. The Company settled the contract liability for $1.3 million and the excess assets were transferred to the Group Trust, comprised of diversified portfolio of investments across various asset classes, including U.S. and foreign equities and U.S. high yield and investment grade corporate bonds.

Estimated Future Contributions and Benefit Payments
In conjunction with the termination of the Company’s qualified defined-benefit pension plan, the Company expects to make additional cash contributions of approximately $4.0 million to $6.0 million to settle its pension obligations in 2017 and to contribute a minimum of $0.2 million to its other post-retirements benefits plan.
Estimated future benefit payments reflecting future service are as follows (in millions):

Year ending December 31,	Pension Benefits	Other Post-retirement Benefits
2017	$35.8	$0.2
2018	—	0.2
2019	—	0.2
2020	—	0.2
2021	—	0.2
2021 through 2025	—	0.9
Expected amortization from AOCI into net periodic benefit cost for the year ending December 31, 2017 (in millions):

	Pension Benefits	Other Post-retirement Benefits
Expected amortization of net actuarial loss	$0.7	$(0.1)

At settlement, the Company expects to recognize a non-cash charge related to unrecognized actuarial losses in accumulated other comprehensive income estimated between $17.0 million and $19.0 million.

Multi-employer Defined Benefit Plan
The Company contributed $0.5 million in the year ended December 31, 2016, $0.4 million in the year ended December 31, 2015, and $0.4 million in the year ended December 31, 2014, respectively, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2016, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $18,000. Eligible U.S. employees over 50 years of age could also contribute an additional $6,000 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of $25,370 Canadian dollars. As of December 31, 2016, the Company matches 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. Effective January 1, 2017, the maximum contribution available to employees in Canada increased to $26,010. For the years ended December 31, 2016, 2015 and 2014, the Company made matching payments of $3.9 million, $3.1 million and $3.0 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Years Ended December 31,
	2016			2015			2014
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS	$54.2	46.3	$1.17	$51.5	46.2	$1.12	$42.7	46.2	$0.93
Effect of dilutive
common share
equivalents:
Restricted
stock units	—	0.1	—	—	0.2	(0.01)	—	0.2	(0.01)
Stock options	—	—	—	—	—	—	—	0.2	—
Performance shares	—	0.1	—	—	0.2	—	—	—	—
Diluted EPS	$54.2	46.5	$1.17	$51.5	46.6	$1.11	$42.7	46.6	$0.92
______________________________________________
Note: Basic and diluted earnings per share are calculated based on unrounded actual amounts.
Stock options and RSU's to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were no anti-dilutive stock options and RSU's excluded in the computation of diluted earnings per share for 2016, 2015 and 2014.

13.	Stock Incentive Plans
2010 Long-Term Incentive Plan
On May 25, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) which provided for the granting of awards of the Company’s common stock to officers, employees and non-employee directors. On May 20, 2014, the Company’s stockholders approved an amendment to the 2010 LTIP increasing the shares reserved for issuance by 1,800,000 shares of the Company’s common stock and reapproved the performance measures that may apply to awards granted thereunder. As of December 31, 2016, the total number of shares available for issuance under the 2010 LTIP was 2,684,821. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock options, stock appreciation rights, RSUs, other stock-based awards and performance shares. The 2010 LTIP limits awards to 200,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2016, have been RSUs and performance shares, which generally vest over three years. The Company issues new shares upon stock option exercises and vesting of RSUs and performance shares.
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

The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	Weighted-average exercise price of outstanding options and vesting of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2007 Long-Term Incentive Plan(1)	1,624	$0.01	—
2010 Long-Term Incentive Plan(2)	399,568	$0.01	2,684,821
______________________________________________

(1)	Includes RSUs.

(2)	Includes RSUs and performance shares.
The following table summarizes the activity for all stock options, RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2016:

		December 31, 2015		Activity during 2016							December 31, 2016
		Outstanding		Granted			Vested / Exercised		Canceled		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2005 LTIP	RSUs	12,208	0.01	—		—	(12,208)	0.01	—	—	—	—	—	—
2007 LTIP	RSUs	1,624	0.01	—		—	—	—	—	—	1,624	0.01	1,624	0.01
	Options	21,206	4.80	—		—	(12,370)	4.80	(8,836)	4.80	—	—	—	—
2010 LTIP	RSUs	328,578	0.01	124,077	(1)	0.01	(219,237)	0.01	(2,560)	0.01	230,858	0.01	—	—
	Options	30,000	8.20	—		—	(30,000)	8.20	—	—	—	—	—	—
	Performance shares	336,268	0.01	156,576	(2)	0.01	(128,522)	0.01	(195,612)	0.01	168,710	0.01	—	—
Total		729,884		280,653			(402,337)		(207,008)		401,192		1,624
______________________________________________
 Note: Price is weighted-average price per share.

(1)	Consists of non-performance RSUs.

(2)
In January 2016, the Company awarded a maximum of 156,576 performance shares that would have been received if the highest level of performance was achieved. The shares were ultimately canceled as the Company did not achieve the related performance targets for fiscal 2016.

The aggregate intrinsic value of stock options exercised in 2016, 2015 and 2014 was $1.3 million, $1.8 million and $5.2 million, respectively. The aggregate intrinsic value of RSUs exercised in 2016, 2015 and 2014 was $9.3 million, $5.8 million and $5.3 million, respectively. The aggregate intrinsic value of performance shares exercised in 2016, 2015 and 2014 was $5.1 million, $2.7 million and $1.1 million, respectively.
The following table summarizes RSUs and performance shares that have vested and are expected to vest as of December 31, 2016:

		December 31, 2016
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2007 LTIP	RSUs	1,624	—	—	—	70	—
2010 LTIP	RSUs	—	222,963	—	—	—	9,601
	Performance shares	—	167,023	—	—	—	7,192
Total		1,624	389,986			$70	$16,793
______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise price of RSUs and the Company’s closing common stock price on December 31, 2016 of $43.07, multiplied by the number of instruments that are vested or expected to vest. RSUs having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	RSUs and performance shares that are expected to vest are net of estimated future forfeitures.

The aggregate fair value of options vested in 2016 and 2015 were zero and $0.3 million in 2014. The aggregate fair value of RSUs vested in 2016, 2015 and 2014 was $9.3 million, $5.8 million and $5.4 million, respectively. The aggregate fair value of performance shares vested in 2016, 2015 and 2014 was $5.1 million, $2.7 million and $1.1 million, respectively.
Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below for shares granted during 2016, 2015 and 2014. For stock options, the Company uses the Black-Scholes option-pricing model to determine the grant date fair value. Option-pricing models require the input of assumptions that are estimated at the date of grant. The Company did not grant stock options in 2016, 2015, or 2014.

	Year Ended December 31,
	2016	2015	2014
Weighted-average fair value per share of grants:
RSUs	$38.21	$32.47	$18.57
Performance shares (1)	N/A	$32.60	$18.40
______________________________________________

(1)	Performance shares awarded in 2016 were ultimately canceled as the Company did not achieve the related performance targets for 2016.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $6.1 million, $8.7 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense recognized for 2016 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants and on the limited number of approximately 94 plan participants that have been awarded grants since the inception of the Company’s plans.
As of December 31, 2016, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $3.7 million, which is expected to be recognized over a weighted-average period of 1.2 years.

14.	Stockholders’ Equity
Amendment to the Certificate of Incorporation
On May 19, 2015, the Company’s stockholders approved an amendment to the Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 to 100,000,000.
Dividends
On May 25, 2016, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock, effected through a stock dividend. The additional shares were distributed on June 27, 2016 to stockholders of record at the close of business on June 9, 2016. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.
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
The Board of Directors approved the following cash dividends in 2016 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount (1)	Payment Date
February 24, 2016	$0.08	March 11, 2016	$3.8	March 28, 2016
May 9, 2016	$0.08	May 25, 2016	$3.7	June 15, 2016
August 8, 2016	$0.08	August 24, 2016	$3.8	September 15, 2016
November 4, 2016	$0.09	November 23, 2016	$4.2	December 15, 2016
______________________________________________
(1) Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
The Company paid total dividends of $15.5 million, $12.8 million and $10.7 million in 2016, 2015 and 2014, respectively. Dividends declared and paid per common share were $0.33, $0.29 and $0.23 in 2016, 2015 and 2014, respectively.
On February 28, 2017 the Board of Directors declared a quarterly cash dividend of $0.09 per common share, which is payable on March 28, 2017 to shareholders of record as of close of business on March 13, 2017.
Repurchase of Common Stock
In May 2013, the Company’s Board of Directors authorized a $30 million increase to its stock repurchase plan. At the time of increase, the Company had $2.3 million remaining under its stock repurchase plan. The share repurchase program may be discontinued or amended at any time. The program has no expiration date and expires when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of December 31, 2016 and 2015, the Company had $2.6 million and $11.5 million, respectively, available for future share repurchases under the program.
The following table summarizes the Company’s stock repurchase activities for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Number of shares repurchased	237,869	302,366
Average price per share	$37.76	$30.35
Total repurchase costs (in millions)	$8.9	$9.2

15.	Other Comprehensive Income (Loss)
The components of other comprehensive income (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2016			2015			2014
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial loss during the year	$(1.6)	$0.6	$(1.0)	$(2.1)	$0.9	$(1.2)	$(4.8)	$1.7	$(3.1)
Settlement charge	1.3	(0.5)	0.8	1.6	(0.6)	1.0	—	—	—
Amortization of net actuarial loss
included in net income	0.6	(0.2)	0.4	0.6	(0.2)	0.4	0.3	(0.1)	0.2
Net gain (loss) during the year	0.3	(0.1)	0.2	0.1	0.1	0.2	(4.5)	1.6	(2.9)
Foreign currency translation gain (loss)	1.9	—	1.9	(4.9)	—	(4.9)	(3.0)	—	(3.0)
Other comprehensive income (loss)	$2.2	$(0.1)	$2.1	$(4.8)	$0.1	$(4.7)	$(7.5)	$1.6	$(5.9)
The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2013	$(7.9)	$2.2	$(5.7)
Other comprehensive loss	(2.9)	(3.0)	(5.9)
Balance as of December 31, 2014	(10.8)	(0.8)	(11.6)
Other comprehensive income (loss)	0.2	(4.9)	(4.7)
Balance as of December 31, 2015	(10.6)	(5.7)	(16.3)
Other comprehensive income	0.2	1.9	2.1
Balance as of December 31, 2016	$(10.4)	$(3.8)	$(14.2)

16.    Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments - U.S. and Canada that aggregates to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net sales:
United States	$13,133.0	$9,829.7	$8,989.0
Canada	1,356.4	1,203.5	1,250.9
Corporate (1)	40.0	36.2	40.2
Total	$14,529.4	$11,069.4	$10,280.1

Income (loss) before income taxes:
United States	$90.7	$79.4	$70.8
Canada	6.4	1.7	3.2
Corporate (2)	(11.6)	1.8	(7.6)
Total	$85.5	$82.9	$66.4

Interest expense:
United States	$40.8	$35.0	$32.0
Canada	1.1	0.7	0.7
Corporate (3)	(36.6)	(33.2)	(30.3)
Total	$5.3	$2.5	$2.4

Depreciation and amortization:
United States	$31.0	$29.3	$24.9
Canada	2.5	2.4	2.8
Corporate (4)	9.4	6.2	4.3
Total	$42.9	$37.9	$32.0

Capital expenditures:
United States	$52.4	$28.6	$53.3
Canada	1.9	1.7	0.6
Total	$54.3	$30.3	$53.9
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. The change from 2016 to 2015 is primarily attributable to lower LIFO expenses and lower payroll costs in 2015.

(3)	Consists primarily of intercompany eliminations for interest.

(4)
Consists primarily of depreciation for the consolidation centers and amortization of intangible assets. The change from 2016 to 2015 is primarily attributable to the implementation of a new ERP system in February 2016 and amortization of intangible assets related to acquisition of Pine State Convenience.

Identifiable assets by geographic area are as follows (in millions):

	December 31,	December 31,	December 31,
	2016	2015	2014
Identifiable assets:
United States	$1,317.2	$981.4	$913.8
Canada	179.8	95.9	115.8
Total	$1,497.0	$1,077.3	$1,029.6

The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$10,335.7	$7,528.5	$6,942.0
Food (1)	1,422.5	1,251.1	1,180.9
Fresh (1)	389.8	335.0	281.1
Candy	620.0	557.0	534.3
Other tobacco products	1,133.8	870.3	827.5
Health, beauty & general	446.7	368.8	361.0
Beverages	176.5	156.6	151.8
Equipment/other	4.4	2.1	1.5
Total food/non-food products	$4,193.7	$3,540.9	$3,338.1
Total net sales	$14,529.4	$11,069.4	$10,280.1
_____________________________________________

(1)	In 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh commodity. The 2015 and 2014 presentations have been realigned to reflect these changes.

17.	Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2016 and 2015:

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Net sales — Cigarettes (1)	$2,734.7	$2,855.3	$2,631.1	$2,114.6
Net sales — Food/non-food (1)	1,102.1	1,138.6	1,056.3	896.7
Net sales (1)	3,836.8	3,993.9	3,687.4	3,011.3
Cost of goods sold (1)	3,637.8	3,795.0	3,499.5	2,860.2
Gross profit	199.0	198.9	187.9	151.1
Warehousing and distribution expenses (2)	116.2	117.4	106.0	91.6
Selling, general and administrative expenses (3)	50.3	57.6	53.0	49.4
Amortization of intangible assets	1.5	1.7	1.2	0.9
Total operating expenses	168.0	176.7	160.2	141.9
Income from operations	31.0	22.2	27.7	9.2
Interest expense	(2.0)	(1.5)	(1.0)	(0.8)
Interest income	0.1	—	—	0.1
Foreign currency gains (losses), net	0.6	(0.5)	(0.3)	0.7
Income before income taxes	29.7	20.2	26.4	9.2
Income tax provision	(11.0)	(6.7)	(10.1)	(3.5)
Net income	18.7	13.5	16.3	5.7
Basic net income per common share (4)	$0.41	$0.29	$0.35	$0.12
Diluted net income per common share (4)	$0.41	$0.29	$0.35	$0.12
Shares used to compute basic net income
per common share	46.2	46.3	46.3	46.4
Shares used to compute diluted net income
per common share	46.4	46.5	46.5	46.6

Excise taxes (1)	$815.4	$879.1	$729.5	$598.0
Cigarette inventory holding gains (5)	6.9	0.4	7.0	1.0
LIFO expense	3.2	3.7	2.9	3.4
Depreciation and amortization	11.7	11.4	10.2	9.6
Stock-based compensation	0.6	1.9	1.7	1.9
Capital expenditures	9.8	21.7	14.0	8.8
____________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(3)
Selling, general and administrative (“SG&A”) expenses include acquisition related expenses and transaction costs of $2.2 million, related primarily to the addition of Pine State consisting of $0.3 million in Q4, $0.5 million in Q3, $0.8 million in Q2, and $0.6 million in Q1. SG&A expenses also include $1.3 million related to pension settlements, consisting of $0.1 million in Q4 and $1.2 million in Q3 and a $2.0 million gain, net of legal costs, related to the settlement of a legacy legal proceeding with Sonitrol Corporation in Q1.

(4)	Totals may not agree with full year amounts due to rounding.

(5)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

	Three Months Ended
	(in millions, except per share data)
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Net sales — Cigarettes (1)	$1,934.5	$2,049.6	$1,899.1	$1,645.3
Net sales — Food/non-food (1)	880.6	942.0	911.3	807.0
Net sales (1)	2,815.1	2,991.6	2,810.4	2,452.3
Cost of goods sold (1)	2,645.0	2,820.0	2,651.5	2,315.0
Gross profit (2)	170.1	171.6	158.9	137.3
Warehousing and distribution expenses (3)	91.7	92.8	88.6	79.5
Selling, general and administrative expenses (4)	48.4	52.8	47.5	47.3
Amortization of intangible assets	0.8	0.6	0.6	0.6
Total operating expenses	140.9	146.2	136.7	127.4
Income from operations	29.2	25.4	22.2	9.9
Interest expense	(0.6)	(0.6)	(0.7)	(0.6)
Interest income	0.1	0.1	0.1	0.2
Foreign currency gains (losses), net	(0.5)	(0.7)	(0.2)	(0.4)
Income before income taxes	28.2	24.2	21.4	9.1
Income tax provision	(10.5)	(9.1)	(8.2)	(3.6)
Net income	17.7	15.1	13.2	5.5
Basic net income per common share (5)	$0.39	$0.33	$0.29	$0.12
Diluted net income per common share (5)	$0.38	$0.33	$0.29	$0.12
Shares used to compute basic net income
per common share	46.4	46.2	46.2	46.4
Shares used to compute diluted net income
per common share	46.8	46.6	46.6	46.6

Excise taxes (1)	$566.7	$607.1	$554.2	$483.7
Cigarette inventory holding gains (6)	4.7	0.6	3.8	1.0
Cigarette tax stamp inventory holding gains (7)	0.7	8.3	—	—
LIFO expense (8)	(7.3)	3.3	3.5	2.4
Depreciation and amortization	9.6	9.9	9.7	8.7
Stock-based compensation	2.0	2.7	2.1	1.9
Capital expenditures	5.6	10.3	11.7	2.7
______________________________________________

(1)	Excise taxes are included as a component of net sales and cost of goods sold.

(2)	Includes OTP tax refunds, net of tax assessments, of $0.8 million in Q2 and $0.9 million in Q1 2015.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(4)
Selling, general and administrative ("SG&A") expenses include acquisition and integration expenses of $1.8 million related primarily to the addition of Karrys Bros., consisting of $0.3 million in Q4, $0.4 million in Q3, $0.8 million in Q2, and $0.3 million in Q1. SG&A expenses also include $1.6 million related to pension settlements, consisting of $0.7 million in Q4 and $0.9 million in Q3.

(5)	Totals may not agree with full year amounts due to rounding.

(6)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

(7)	Cigarette tax stamp inventory holding gains relate to income earned on cigarette tax stamp inventory quantities on hand at the time taxing jurisdictions increase their excise taxes.

(8)	LIFO expense decrease in 2015 was due primarily to a decrease in the PPI for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2016. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 did not include the internal controls of Pine State Convenience, which we acquired on June 6, 2016, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The total assets and total revenues of Pine State Convenience represented approximately 9% of the Company’s total assets as of December 31, 2016, approximately 4% of its total revenues, and approximately 8% of income before income taxes of the consolidated financial statement amounts for the year ended December 31, 2016.
Our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
In February 2016, we migrated certain of our accounting and financial systems, including underlying processes, to SAP software. This conversion impacted internal processes and controls for business activities including, but not limited to, processing vendor payments and customer receipts as well as financial reporting. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2016
Allowances for:
Trade receivables	$10.9	$2.0	$(6.0)	$0.2	$7.1
Inventory reserves	0.7	20.9	(20.8)	—	0.8
	$11.6	$22.9	$(26.8)	$0.2	$7.9

Year Ended December 31, 2015
Allowances for:
Trade receivables	$10.8	$1.3	$(1.3)	$0.1	$10.9
Inventory reserves	0.6	18.6	(18.5)	—	0.7
	$11.4	$19.9	$(19.8)	$0.1	$11.6

Year Ended December 31, 2014
Allowances for:
Trade receivables	$9.4	$2.2	$(0.7)	$(0.1)	$10.8
Inventory reserves	0.8	16.4	(16.6)	—	0.6
	$10.2	$18.6	$(17.3)	$(0.1)	$11.4

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
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

3.3	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.2	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 9, 2007).

10.3	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company's Proxy Statement on Schedule 14A filed on April 8, 2014).

10.4
Form of Management Option Award Agreement for Awards under the Core-Mark Holding Company, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.5
Form of Non-Employee Director RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on February 26, 2016.)

10.6
Form of Management RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K filed on February 26, 2016.)

10.7
Form of Performance RSU Award Agreement under the Core- Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed on February 26, 2016.)

10.8	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.9
Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form 10 filed on September 6, 2005).

10.10
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
10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
Eighth Amendment to Credit Agreement, dated May 16, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 17, 2016).

10.19
Ninth Amendment to Credit Agreement, dated November 4, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 11, 2016).

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

CORE-MARK HOLDING COMPANY, INC.

Date:	March 1, 2017	By:	/s/ THOMAS B. PERKINS
Thomas B. Perkins
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ THOMAS B. PERKINS	President, Chief Executive Officer and Director	March 1, 2017
Thomas B. Perkins	(Principal Executive Officer)

/s/ CHRISTOPHER M. MILLER	Senior Vice President and Chief Financial Officer	March 1, 2017
Christopher M. Miller	(Principal Financial & Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 1, 2017
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 1, 2017
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 1, 2017
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 1, 2017
Gary F. Colter

/s/ LAURA FLANAGAN	Director	March 1, 2017
Laura Flanagan

/S/ ROBERT G. GROSS	Director	March 1, 2017
Robert G. Gross

/S/ HARVEY L. TEPNER	Director	March 1, 2017
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	March 1, 2017
J. Michael Walsh