Form 10-Q
period 2017-03-31
Core-Mark Holding Company, Inc.
filed 2017-05-09
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐    No  ☒
As of May 5, 2017, 46,318,918 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25.1	$26.4
Restricted cash	26.1	15.3
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $7.1 as of March 31, 2017 and December 31, 2016, respectively	360.5	365.9
Other receivables, net	96.2	106.5
Inventories, net (Note 3)	463.7	596.6
Deposits and prepayments	85.1	82.8
Total current assets	1,056.7	1,193.5
Property and equipment, net	201.7	194.7
Goodwill	36.0	36.0
Other intangible assets, net	40.1	41.5
Other non-current assets, net	26.5	26.5
Total assets	$1,361.0	$1,492.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146.1	$119.2
Book overdrafts	27.5	37.9
Cigarette and tobacco taxes payable	239.1	259.8
Accrued liabilities	122.6	131.8
Total current liabilities	535.3	548.7
Long-term debt (Note 4)	233.4	347.7
Deferred income taxes	25.7	25.3
Other long-term liabilities	11.3	11.5
Claims liabilities	27.1	26.8
Pension liabilities	2.4	2.4
Total liabilities	835.2	962.4
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,392,391 and 52,227,511 shares issued; 46,317,838 and 46,152,958 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	0.5	0.5
Additional paid-in capital	273.0	275.5
Treasury stock at cost (6,074,553 shares of common stock at March 31, 2017 and December 31, 2016)	(70.7)	(70.7)
Retained earnings	336.6	338.7
Accumulated other comprehensive loss	(13.6)	(14.2)
Total stockholders’ equity	525.8	529.8
Total liabilities and stockholders’ equity	$1,361.0	$1,492.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$3,504.2	$3,011.3
Cost of goods sold	3,330.2	2,860.2
Gross profit	174.0	151.1
Warehousing and distribution expenses	114.7	91.6
Selling, general and administrative expenses	55.3	49.4
Amortization of intangible assets	1.8	0.9
Total operating expenses	171.8	141.9
Income from operations	2.2	9.2
Interest expense	(2.0)	(0.8)
Interest income	0.1	0.1
Foreign currency transaction gains, net	0.6	0.7
Income before income taxes	0.9	9.2
Benefit from (provision for) income taxes (Note 6)	1.2	(3.5)
Net income	$2.1	$5.7

Basic and diluted net income per common share (Note 8)	$0.05	$0.12

Basic weighted-average shares (Note 8)	46.3	46.4

Diluted weighted-average shares (Note 8)	46.4	46.6

Dividends declared and paid per common share (Note 10)	$0.09	$0.08
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2.1	$5.7
Other comprehensive income, net of tax:
Defined benefit plan adjustments	—	0.1
Foreign currency translation gains	0.6	1.9
Other comprehensive income, net of tax	0.6	2.0
Comprehensive income	$2.7	$7.7
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2.1	$5.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	4.2	3.4
Amortization of debt issuance costs	0.2	0.1
Stock-based compensation expense	1.1	1.9
Bad debt expense, net	0.1	0.4
Depreciation and amortization	12.1	9.6
Foreign currency gains, net	(0.6)	(0.7)
Deferred income taxes	0.3	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	5.4	(63.6)
Other receivables, net	10.1	(0.1)
Inventories, net	129.9	17.1
Deposits, prepayments and other non-current assets	(2.7)	(13.6)
Accounts payable	26.8	70.3
Cigarette and tobacco taxes payable	(21.4)	(5.2)
Pension, claims, accrued and other long-term liabilities	(9.5)	25.5
Excess tax deductions associated with stock-based compensation	—	(2.4)
Net cash provided by operating activities	158.1	49.2
Cash flows from investing activities:
Change in restricted cash	(10.8)	(0.1)
Additions to property and equipment, net	(13.7)	(8.8)
Capitalization of software and related development costs	(0.7)	(2.2)
Net cash used in investing activities	(25.2)	(11.1)
Cash flows from financing activities:
Borrowings under revolving credit facility	263.7	338.3
Repayments under revolving credit facility	(377.7)	(370.3)
Payments of financing costs	(1.7)	(0.3)
Dividends paid	(4.2)	(3.8)
Payments on capital leases	(0.5)	(0.6)
Repurchases of common stock	—	(1.7)
Tax withholdings related to net share settlements of restricted stock units	(3.6)	(5.1)
Excess tax deductions associated with stock-based compensation	—	2.4
(Decrease) increase in book overdrafts	(10.4)	1.0
Net cash used in financing activities	(134.4)	(40.1)
Effects of changes in foreign exchange rates	0.2	1.0
Change in cash and cash equivalents	(1.3)	(1.0)
Cash and cash equivalents, beginning of period	26.4	12.5
Cash and cash equivalents, end of period	$25.1	$11.5
Supplemental disclosures:
Cash (received) paid during the period for:
Income taxes, net	$(5.9)	$0.3
Interest	$1.8	$0.5
Non-cash capital lease obligations incurred	$0.4	$0.2
Unpaid property and equipment purchases included in accrued liabilities	$3.8	$1.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to over 42,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-five distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. ("GAAP") can be condensed or omitted. The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements, which are included in its 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2016.
The unaudited condensed consolidated interim financial statements include all adjustments necessary for the fair presentation of the Company's consolidated results of operations, financial position, comprehensive income and cash flows.  Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated interim financial statements.
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
Certain prior period amounts included in the consolidated financial statements have been reclassified to conform to the current period presentation.
Adoption of Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted this pronouncement on a prospective basis effective January 1, 2017. The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016. As a result of the adoption, the Company recognized excess tax benefits in net income of approximately $1.5 million for the three months ended March 31, 2017. Also as a result of the adoption, excess tax benefits are included in operating activities rather than classified as a financing activity on the statement of cash flows on a prospective basis. The Company will maintain the current policy of estimating forfeitures expected to occur to determine stock-based compensation expense.
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes: Topic 740. ASU 2015-17 was effective for annual periods beginning after December 15, 2016. The Company adopted this pronouncement on a retrospective basis effective January 1, 2017, and reclassified its consolidated balance sheet to present all deferred income tax assets and liabilities as non-current. As a result of this adoption, amounts previously presented as current deferred income tax assets of $4.7 million as at December 31, 2016 were reclassified to net non-current deferred income tax liabilities. Amounts previously presented as current deferred income tax liabilities of $0.1 million were reclassified to net non-current deferred income tax assets.
Concentration of Credit Risks
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, accounts receivable and other receivables. The Company places its cash and cash equivalents in short-term instruments with high-quality financial institutions and limits the amount of credit exposure in any one financial instrument. The Company pursues amounts and incentives due from vendors in the normal course of business and is often allowed to deduct these amounts and incentives from payments made to vendors.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 13.1% of the Company’s net sales for the three months ended March 31, 2017. Alimentation Couche-Tard, Inc., accounted for approximately 12.4% of the Company’s total net sales for the three months ended March 31, 2016. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2017 or December 31, 2016.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard is effective for the Company in the first quarter of 2018. As a result of its preliminary assessment, the Company has identified the following areas of relevance: presentation of excise taxes on a gross or net basis, capitalization of successful contract costs, recognition of contract assets and liabilities for certain contracts that are performed but not completed, and the timing of recognition of variable consideration received from vendors and paid to customers. The impact of such areas is not presently known or quantified. The Company expects to substantially complete its assessment in regards to adopting ASU 2014-09 on its consolidated financial statements by June 30, 2017.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing lease guidance. The new guidance increases transparency by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company believes the new standard will have a material impact on its consolidated balance sheets. The Company is currently quantifying the impact and evaluating its approach to adopting ASU 2016-02 on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the Statements of Cash Flows to reconcile the changes in the total of cash, cash equivalents, and restricted cash. As a result, transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents will no longer be presented in the Statement of Cash Flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. As a result of this pronouncement, the Company expects that it will combine its movements of restricted cash, with those of non-restricted cash and cash equivalents, as reflected in the Company’s Consolidated Statements of Cash Flows.
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019.  The Company believes ASU 2017-04 will amend its methodology for determining any goodwill impairment calculations subsequent to 2020.

On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost. The new guidance requires employers that sponsor defined benefit pension and other post-retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered and that only the service cost component will be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017.

3.	Inventories, net
Inventories consist of the following (in millions):

	March 31, 2017	December 31, 2016
Inventories at FIFO, net of reserves	$598.3	$727.0
Less: LIFO reserve	(134.6)	(130.4)
Total inventories at LIFO, net of reserves	$463.7	$596.6
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $134.6 million and $130.4 million higher as of March 31, 2017 and December 31, 2016, respectively. The Company recorded LIFO expense of $4.2 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.

4.	Long-term Debt
Long-term debt consists of the following (in millions):

	March 31, 2017	December 31, 2016
Amounts borrowed (Credit Facility)	$222.0	$336.0
Obligations under capital leases	11.4	11.7
Total long-term debt	$233.4	$347.7
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750 million, as of March 31, 2017. On March 28, 2017, the Company entered into a tenth amendment to the Credit Facility (the "Tenth amendment"), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature which can be increased up to an additional $200 million limited by a borrowing base consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate ("LIBOR") or Canadian Dollar Offer Rate ("CDOR") based loans prepaid prior to the end of an interest period). This is subject to the same borrowing base limitations as the Ninth amendment.
The Company incurred fees of approximately $1.7 million during this quarter in connection with the Tenth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31, 2017	December 31, 2016
Amounts borrowed	$222.0	$336.0
Outstanding letters of credit	14.3	17.4
Amounts available to borrow (1)	317.9	224.8
___________________________________________

(1)	Excluding expansion features as of March 31, 2017, and December 31, 2016, of $200 million, and $100 million, respectively.
Average borrowings during the three months ended March 31, 2017 and March 31, 2016, were $284.1 million and $78.1 million, respectively, with amounts borrowed at any one time outstanding ranging from $222.0 million to $336.0 million during the three months ended March 31, 2017.
The weighted-average interest rate on the Credit Facility was 2.0% for the three months ended March 31, 2017 compared to 1.8% for the same period in 2016. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million during both the three months ended March 31, 2017, and March 31, 2016. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million for the three months ended March 31, 2017 compared to $0.1 million for the same period in 2016. Unamortized debt issuance costs were $3.8 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively.

5.	Contingencies
Litigation
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations or financial condition.

6.	Income Taxes
For the period ended March 31, 2017, the Company recognized an income tax benefit of $1.2 million, and for the comparable period of 2016 recognized income tax expense of $3.5 million.
A reconciliation of the recorded income tax provision (benefit) and effective income tax rate is as follows: (in millions, except percentages):

	Three Months Ended
	March 31,
	2017		2016
Federal income tax provision at the statutory rate	$0.2	35.0%	$3.2	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	0.1	4.0	0.3	3.0
Excess tax benefits from stock-based award payments	(1.5)	(172.0)	—	—
Income tax (benefit) provision	$(1.2)	(133.0)%	$3.5	38.0%
The effective tax rate for the three months ended March 31, 2017 included a benefit of $1.5 million related to excess tax benefits from share-based award payments which were recognized under ASU 2016-09.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.2 million for both March 31, 2017 and December 31, 2016, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could result in all of the $0.2 million of unrecognized tax benefits being recognized through March 31, 2018.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 to 2016 tax years remain subject to examination by federal and state authorities. The 2012 tax year is still open for certain state tax authorities. The 2009 to 2016 tax years remain subject to examination by the tax authorities in Canada.

7.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
On September 14, 2016, the Board of Directors approved the termination of the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017. At settlement, the Company expects to recognize a non-cash charge related to unrecognized actuarial losses in Accumulated Other Comprehensive Income (Loss) estimated to be between $17.0 million and $19.0 million. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation premiums.
The following table provides the components of the net periodic benefit cost of the qualified defined-benefit pension plan (in millions):

	Three Months Ended
	March 31,
	2017	2016
PENSION BENEFITS COST
Interest cost	$0.3	$0.3
Expected return on plan assets	(0.2)	(0.5)
Amortization of net actuarial loss	0.2	0.2
Net periodic benefit cost	$0.3	$—
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three months ended March 31, 2017 and 2016.
The Company made no contributions to the Pension Plans during the three months ended March 31, 2017 and March 31, 2016. During the remainder of 2017, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan and between $4.0 million to $6.0 million to the defined-benefit pension plan, primarily as a result of the expected termination of the plan.
8.    Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2017			2016
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$2.1	46.3	$0.05	$5.7	46.4	$0.12
Effect of dilutive common share equivalents:
Performance shares	—	0.1	—	—	0.2	—
Diluted EPS	$2.1	46.4	$0.05	$5.7	46.6	$0.12
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 264,605 and 286,280 for the three months ended March 31, 2017 and 2016, respectively.

9.	Stock-based Compensation Plans
Grant Activities
During the three months ended March 31, 2017 and 2016, the Company granted 146,485 and 111,090 restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $39.34 and $38.08, respectively.
For the three months ended March 31, 2017, the Company granted 126,220 performance-based shares to certain of its employees at a weighted-average grant date fair value of $39.34. The 126,220 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2017, to be measured in early 2018. For the three months ended March 31, 2016, the Company granted 145,128 performance-based shares to certain of its employees at a weighted-average grant date fair value of $38.18, of which none were ultimately earned and the shares have been canceled.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.1 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $12.2 million at March 31, 2017, which is expected to be recognized over a weighted-average period of 2.2 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2017 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2017	$0.09	March 13, 2017	$4.2	March 28, 2017
May 8, 2017	$0.09	May 25, 2017	N/A (1)	June 22, 2017
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization.
During the three months ended March 31, 2017, no shares of common stock were repurchased under the share repurchase program. During the three months ended March 31, 2016, the Company repurchased 45,234 shares of common stock under the share repurchase program at an average price of $38.69 per share for a total cost of $1.8 million.
As of March 31, 2017, the Company had approximately $2.6 million available for future share repurchases under the program.

11.	Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada, which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada that aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Net sales:
United States	$3,190.1	$2,736.2
Canada	303.1	269.4
Corporate (1)	11.0	5.7
Total	$3,504.2	$3,011.3

Income (loss) before income taxes:
United States	$3.0	$4.9
Canada	1.7	(0.2)
Corporate (2)	(3.8)	4.5
Total	$0.9	$9.2

Interest expense:
United States	$10.9	$9.6
Canada	0.3	0.3
Corporate (3)	(9.2)	(9.1)
Total	$2.0	$0.8

Depreciation and amortization:
United States	$8.7	$7.4
Canada	0.6	0.5
Corporate (4)	2.8	1.7
Total	$12.1	$9.6

Capital expenditures:
United States	$13.4	$8.5
Canada	0.3	0.3
Total	$13.7	$8.8
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	March 31, 2017	December 31, 2016
Identifiable assets:
United States	$1,230.0	$1,312.5
Canada	131.0	179.7
Total	$1,361.0	$1,492.2

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Product Category	Net Sales	Net Sales
Cigarettes	$2,486.7	$2,114.6
Food (1)	335.0	302.6
Fresh (1)	97.6	85.7
Candy	152.7	140.7
Other tobacco products	278.7	237.5
Health, beauty & general	118.1	95.7
Beverages	35.5	34.3
Equipment/other	(0.1)	0.2
Total food/non-food products	1,017.5	896.7
Total net sales	$3,504.2	$3,011.3
_____________________________________________

(1)
In the third quarter of 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh category. The 2016 presentation has been restated to reflect these changes.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 42,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 30 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
First Quarter Overview
During the first quarter of 2017, we continued to benefit from our significant net market share gains and increased our food/non-food sales and gross profit through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the first quarter of 2017 increased 16.4%, or $492.9 million, to $3,504.2 million compared to $3,011.3 million for the same period in 2016. The increase in net sales was driven primarily by recent market share wins, including 7-Eleven and Murphy U.S.A., the acquisition of Pine State Convenience ("Pine State") in June 2016, and the continued success of our core strategies. These increases in net sales were offset by the expiration of the Southeastern distribution agreement with Circle K in January 2017.
Gross profit in the first quarter of 2017 increased 15.2%, or $22.9 million, to $174.0 million from $151.1 million for the same period in 2016, driven primarily by the increase in sales, including the acquisition of Pine State in June 2016 and other net market share gains. Gross profit in the first quarter of 2017 also benefited from a $5.6 million increase in cigarette inventory holding gains driven primarily by the timing of manufacturers' price increases in the U.S.
Gross profit margin was 5.0% of total net sales in both the first quarter of 2017 and 2016. Gross profit margins from higher cigarette inventory holding gains were offset by the compressing impact of the addition of Murphy U.S.A., which has a higher sales mix of cigarettes and tobacco products compared to the rest of our business.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain businesses, which generally have lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
Operating expenses in the first quarter of 2017 increased 21.1%, or $29.9 million, to $171.8 million from $141.9 million for the same period in 2016. Increases in the amount of cubic feet of product handled, incremental customer deliveries, and the addition of Pine State, contributed to higher operating expenses. Additionally, we incurred substantially higher operating expenses at two of our Western distribution centers to support the onboarding and servicing of 7-Eleven.
Net income in the first quarter of 2017 was $2.1 million compared to $5.7 million for the same period in 2016. Adjusted EBITDA(1) was $19.6 million for the first quarter of 2017 compared to $24.1 million for the same period in 2016. The decrease in net income and Adjusted EBITDA was primarily the result of the increase in sales and gross profit, which was more than offset by higher operating expenses, as described more fully above.

________________________________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). See the reconciliation of Adjusted EBITDA to net income in Item 2 "Adjusted EBITDA".

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

•
In October 2016, we began service of our five-year supply agreement with 7-Eleven, Inc. as the primary wholesale distributor to approximately 900 stores located in three of our divisions in the western region - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

•
In June 2016, we acquired substantially all of the assets of Pine State Convenience, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of approximately $88 million. We incurred $2.2 million in start-up and due diligence costs in 2016.

•
In October 2015, we signed a five-year agreement with Murphy U.S.A. to be the primary wholesale distributor to over 1,400 stores located in 24 states across the Southwest, Southeast and Midwest United States. Services under this contract began in the first quarter of 2016 and have created efficiencies and a strategic supply chain relationship for Murphy U.S.A.

During the first quarter of 2017, we continued to grow sales and margins in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew 13.9% in the first quarter of 2017 compared to the same period in 2016. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments

As of January 1, 2017, we serviced approximately 3,000 Alimentation Couche-Tard, Inc. (Couche-Tard) locations in the U.S. and Canada. Our agreement to service approximately 1,100 Circle K stores in the Southeastern Region of the U.S. expired in January 2017. We continue to service approximately 1,900 stores including both company and franchise operated stores located in the Western and Southwestern regions of the U.S. and throughout Canada. We also continue to operate a third-party distribution center dedicated to supplying over 500 Circle K branded convenience stores across Arizona and Nevada.

In January 2017, we announced the expiration of our supply agreement with Kroger Convenience (Kroger), effective April 2017. The expiring agreement covers approximately 680 stores.

The expiration of the Couche-Tard and Kroger contracts described above will reduce our sales and net income from these large chain customers in 2017. However, we expect new business from other customers in the U.S. and Canada and other organic growth, some of which are described in "Business and Supply Expansion" above, to more than offset the loss.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2017			March 31, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$492.9	$3,504.2	100.0%	—%	$3,011.3	100.0%	—%
Net sales — Cigarettes	372.1	2,486.7	71.0	66.0	2,114.6	70.2	65.4
Net sales — Food/non-food	120.8	1,017.5	29.0	34.0	896.7	29.8	34.6
Net sales, less excise taxes (non-GAAP) (2)	353.4	2,766.7	79.0	100.0	2,413.3	80.1	100.0
Gross profit (3)	22.9	174.0	5.0	6.3	151.1	5.0	6.3
Warehousing and
distribution expenses	23.1	114.7	3.3	4.1	91.6	3.0	3.8
Selling, general and
administrative expenses	5.9	55.3	1.6	2.0	49.4	1.6	2.0
Amortization of
intangible assets	0.9	1.8	0.1	0.1	0.9	—	—
Income from operations	(7.0)	2.2	0.1	0.1	9.2	0.3	0.4
Interest expense	1.2	(2.0)	(0.1)	—	(0.8)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains, net	(0.1)	0.6	—	—	0.7	—	—
Income before taxes	(8.3)	0.9	—	—	9.2	0.3	0.4
Net income	(3.6)	2.1	0.1	0.1	5.7	0.2	0.2
Adjusted EBITDA (non-GAAP) (4)	(4.5)	19.6	0.6	0.7	24.1	0.8	1.0
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information".

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA".
Net Sales. Net sales in the first quarter of 2017 increased by $492.9 million, or 16.4%, to $3,504.2 million, from $3,011.3 million for the same period in 2016. The increase in net sales was driven primarily by net market share wins, including the acquisition of Pine State Convenience in June 2016 and the addition of Murphy U.S.A. and 7-Eleven which we started servicing during the first and fourth quarters of 2016, respectively. In addition, net sales for the first quarter of 2017 benefited from increases in cigarette manufacturers' prices and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by the expiration of the Southeastern distribution agreement with Circle K in January 2017, which decreased sales for the first quarter of 2017 by approximately five percent compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2017 increased by $372.1 million, or 17.6%, to $2,486.7 million from $2,114.6 million for the same period in 2016. The increase in cigarette sales was driven primarily by a 10.6% increase in carton sales and a 5.1% increase in the average sales price per carton, due primarily to increases in manufacturers' prices and cigarette excise taxes in certain jurisdictions. Cigarette carton sales in the U.S. increased by 10.8% during the same period driven by net market share gains, including the acquisition of Pine State in June 2016. Carton sales in Canada increased 7.8%, also driven by market share gains.
Total net cigarette sales as a percentage of total net sales were 71.0% in the first quarter of 2017 compared to 70.2% for the same period last year. The increase in cigarette sales as a percentage of total net sales was due primarily to market share gains in 2016, including the addition of Murphy U.S.A., which have a higher sales mix of cigarettes compared to the rest of our business.

Despite the significant increase in our cigarette sales in 2017, we believe long-term cigarette consumption will continue to be impacted by rising prices, legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products and food services. We expect this trend to continue as the convenience industry adjusts to consumer demands.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2017 increased $120.8 million, or 13.5%, to $1,017.5 million from $896.7 million for the same period in 2016.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	March 31,
	2017	2016	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food (2)	$335.0	$302.6	$32.4	10.7%
Fresh (2)	97.6	85.7	11.9	13.9%
Candy	152.7	140.7	12.0	8.5%
OTP	278.7	237.5	41.2	17.3%
Health, beauty & general	118.1	95.7	22.4	23.4%
Beverages	35.5	34.3	1.2	3.5%
Equipment/other	(0.1)	0.2	(0.3)	NA
Total Food/Non-food Products	$1,017.5	$896.7	$120.8	13.5%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In the third quarter of 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh category. The 2016 presentation has been restated to reflect these changes.

The increase in food/non-food sales for the first quarter of 2017 was driven primarily by market share gains, the acquisition of Pine State and an increase in sales to existing customers. In addition to market share gains and the acquisition of Pine State, our OTP and Health, beauty & general categories benefited from higher sales of smokeless tobacco and e-cigarettes products, respectively.  We believe the overall trend toward the increased use of smokeless tobacco and e-cigarettes products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 29.0% for the first quarter of 2017 compared to 29.8% for the same period in 2016.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the first quarter of 2017 increased $22.9 million, or 15.2%, to $174.0 million from $151.1 million for the same period in 2016 driven primarily by the increase in sales, from the acquisition of Pine State, other market share gains and our core strategies. Gross profit in the first quarter of 2017 also benefited from a $5.6 million increase in cigarette inventory holding gains, driven primarily by the timing of manufacturers' price increases in the U.S.
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
Gross profit margin was 4.97% of total net sales in the first quarter of 2017 compared to 5.02% for the same period in 2016. The increase in gross profit margins from higher cigarette inventory holding gains in the first quarter of 2017, was offset by the compressing impact of the addition of Murphy U.S.A., which has a higher sales mix of cigarettes and tobacco products compared to the rest of our business.

Our cigarette inventory holding gains were $6.6 million for the first quarter of 2017 compared to $1.0 million for the same period in 2016. Cigarette manufacturers in the U.S. raised prices in the first quarter of 2017. These price increases in the U.S. have typically occurred in the second and fourth quarters of each calendar year and there were no such price increases in the U.S. in the first quarter of last year. We expect that cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $4.2 million for the first quarter of 2017 compared to $3.4 million for the same period of 2016. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2017			March 31, 2016
	Increase	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$492.9	$3,504.2	100.0%	—%	$3,011.3	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	353.4	2,766.7	79.0	100.0	2,413.3	80.1	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$5.6	$6.6	0.19%	0.24%	$1.0	0.03%	0.04%
LIFO expense	0.8	(4.2)	(0.12)	(0.15)	(3.4)	(0.11)	(0.14)
Remaining gross profit (non-GAAP) (4)	18.1	171.6	4.90	6.20	153.5	5.10	6.36
Gross profit	$22.9	$174.0	4.97%	6.29%	$151.1	5.02%	6.26%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information".

(3)
For 2017, $5.1 million of the cigarette inventory holding gains were attributable to the U.S. and $1.5 million to Canada. For 2016, $0.2 million and $0.8 million were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $18.1 million, or 11.8%, to $171.6 million for the first quarter of 2017 from $153.5 million for the same period in 2016. Remaining gross profit margin was 4.90% in the first quarter of 2017 compared to 5.10% for the same period in 2016. The decrease in remaining gross profit margin in the first quarter of 2017 was due primarily to the addition of Murphy U.S.A., which has a higher sales mix of cigarettes and tobacco products. In addition, increases in cigarette manufacturers’ prices compressed remaining gross profit margin by approximately five basis points in the first quarter of 2017.
Cigarette price inflation typically has a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percentage of sales.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), increased $6.0 million, or 13.5%, to $50.3 million for the first quarter of 2017 from $44.3 million for the same period in 2016. Cigarette remaining gross profit per carton, increased by approximately 2.7% in the first quarter of 2017 compared to the same period in 2016 driven primarily by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-Food remaining gross profit to Food/Non-Food gross profit in "Non-GAAP financial information"), increased $12.1 million, or 11.1% to $121.3 million, for the first quarter of 2017, from $109.2 million the same period in 2016. Food/non-food remaining gross profit margin decreased 26 basis points to 11.92% for the first quarter of 2017 compared with 12.18% for the same period in 2016, driven primarily by the addition of Murphy U.S.A., which has lower overall food/non-food margins compared to the rest of our business. In addition, a higher sales mix of OTP, which have lower gross profit margins relative to other food/non-food products, compressed food/non-food remaining gross profit margins by approximately 12 basis points.

To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases, to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain businesses, which generally have lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For both the first quarter of 2017 and 2016, our remaining gross profit for food/non-food products was 71.0% of our total remaining gross profit.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses, and amortization of intangible assets. In the first quarter of 2017, operating expenses increased by $29.9 million, or 21.1%, to $171.8 million from $141.9 million for the same period in 2016. Increases in the amount of comparable cubic feet of product handled, incremental deliveries made, and costs related to the integration of new customers, contributed to higher operating expenses in 2017. In addition, operating expenses in the first quarter of 2017 include incremental expenses of approximately $10.5 million related to the addition of Pine State. As a percentage of net sales, total operating expenses were 4.9% for the first quarter of 2017 compared to 4.7% for the same period in 2016. Operating expenses in the first quarter of 2016 included a gain of $2.0 million related to a legacy legal settlement with Sonitrol Corporation.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $23.1 million, or 25.2%, to $114.7 million in the first quarter of 2017 from $91.6 million for the same period in 2016. The increase in warehousing and distribution expenses in the first quarter of 2017 is due primarily to incremental expenses of $6.6 million related to the addition of Pine State and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. In addition, increases in fuel and healthcare costs contributed to higher warehousing and distribution expenses in the first quarter of 2017. As a percentage of total net sales, warehousing and distribution expenses were 3.3% for the first quarter of 2017 compared with 3.0% for the same period in 2016.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.9 million, or 11.9%, in the first quarter of 2017, to $55.3 million from $49.4 million for the same period in 2016. SG&A expenses in the first quarter of 2017 include incremental expenses of approximately $3.9 million related to the addition of Pine State. As a percentage of net sales, SG&A expenses were 1.6% for both the first quarter of 2017, and for the same period in 2016. SG&A expenses in the first quarter of 2016 included a gain of $2.0 million related to the legacy legal settlement with Sonitrol Corporation.
Amortization Expenses. Amortization expenses increased $0.9 million, to $1.8 million, for the three months ended March 31, 2017 compared to $0.9 million for the same period in 2016. The increase was due primarily to the implementation of our new financial system in February 2016 and amortization of intangible assets related to our acquisition of Pine State.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $2.0 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in interest expense was due to increased borrowings to support business growth. Average borrowings in the first quarter of 2017 were $284.1 million, with a weighted average interest rate of 2.0%, compared to average borrowings of $78.1 million and a weighted average interest rate of 1.8% for the same period in 2016.
Foreign Currency Transaction Gains, Net.  We recognized foreign currency gains of $0.6 million in the first quarter of 2017 compared to gains of $0.7 million for the same period in 2016. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the period ended March 31, 2017, we recognized an income tax benefit of $1.2 million, and for the comparable period of 2016 recognized income tax expense of $3.5 million. Our effective tax rate for the three months ended March 31, 2016 was 38.0%. The effective tax rate for the three months ended March 31, 2017 included a benefit of $1.5 million related to the excess tax benefits from share-based award payments which were recognized under ASU 2016-09.  We currently expect our effective tax rate to approximate 37.5% for 2017.
Adjusted EBITDA. Adjusted EBITDA decreased $4.5 million, to $19.6 million for the first quarter of 2017 from $24.1 million for the same period last year, which was primarily the result of the increase in sales and gross profit, which was more than offset by higher operating expenses, as described more fully above (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended
	March 31,		%
	2017	2016	Change
Net income	$2.1	$5.7
Interest expense, net (1)	1.9	0.7
(Benefit from) provision for income taxes	(1.2)	3.5
Depreciation and amortization	12.1	9.6
LIFO expense	4.2	3.4
Stock-based compensation expense	1.1	1.9
Foreign currency transaction gains, net	(0.6)	(0.7)
Adjusted EBITDA (non-GAAP)	$19.6	$24.1	(18.7)%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended
	March 31,
	2017	2016
Cigarettes
Net sales	$2,486.7	$2,114.6
Excise taxes in sales (2)	661.4	535.6
Net sales, less excise taxes (non-GAAP) (3)	1,825.3	1,579.0
LIFO expense	3.6	2.8
Gross profit (4)	53.3	42.5
Gross profit %	2.14%	2.01%
Gross profit % less excise taxes (non-GAAP)	2.92%	2.69%
Remaining gross profit (non-GAAP) (6)	$50.3	$44.3
Remaining gross profit % (non-GAAP)	2.02%	2.09%
Remaining gross profit % less excise taxes (non-GAAP)	2.76%	2.81%

Food/Non-food Products
Net sales	$1,017.5	$896.7
Excise taxes in sales (2)	76.1	62.4
Net sales, less excise taxes (non-GAAP) (3)	941.4	834.3
LIFO expense	0.6	0.6
Gross profit (5)	120.7	108.6
Gross profit %	11.86%	12.11%
Gross profit % less excise taxes (non-GAAP)	12.82%	13.02%
Remaining gross profit (non-GAAP) (6)	$121.3	$109.2
Remaining gross profit % (non-GAAP)	11.92%	12.18%
Remaining gross profit % less excise taxes (non-GAAP)	12.89%	13.09%

Totals
Net sales	$3,504.2	$3,011.3
Excise taxes in sales (2)	737.5	598.0
Net sales, less excise taxes (non-GAAP) (3)	2,766.7	2,413.3
LIFO expense	4.2	3.4
Gross profit (4) (5)	174.0	151.1
Gross profit %	4.97%	5.02%
Gross profit % less excise taxes (non-GAAP)	6.29%	6.26%
Remaining gross profit (non-GAAP) (6)	$171.6	$153.5
Remaining gross profit % (non-GAAP)	4.90%	5.10%
Remaining gross profit % less excise taxes (non-GAAP)	6.20%	6.36%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information".

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects. Cigarette inventory holding gains were $6.6 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

(5)	Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Liquidity and Capital Resources
Our cash and cash equivalents were $25.1 million and $26.4 million as of March 31, 2017 and December 31, 2016, respectively. Our restricted cash was $26.1 million and $15.3 million as of March 31, 2017 and December 31, 2016, respectively. Restricted cash includes funds placed in trust as required by one of the Canadian provincial taxing authorities. These funds secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility) income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2017, our cash flows provided by operating activities were $158.1 million, and on March 31, 2017, we had $317.9 million of borrowing capacity available under our Credit Facility.
On September 14, 2016, our Board of Directors approved the termination of the Company’s qualified defined-benefit pension plan. Pension liabilities will be settled through either lump sum payments or purchasing annuities from an insurance company. We expect to make cash contributions between $4.0 million and $6.0 million to settle our pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation premiums.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities was $158.1 million for the three months ended March 31, 2017 compared to $49.2 million of cash provided for the same period in 2016. The $108.9 million increase in cash provided in 2017 compared to 2016 was due primarily to an increase in net cash provided by changes in working capital. During the first quarter of 2017, a reduction of inventories provided cash of $129.9 million, compared to $17.1 million for the comparative prior period. The reduction of inventories for the first quarter of 2017 was due primarily to the timing of inventory purchases prior to December 31, 2016. Other changes in working capital, on a net basis, provided cash of $8.7 million, compared to $10.9 million for the comparative prior period.
Cash Flows from Investing Activities
Net cash used in investing activities was $25.2 million for the three months ended March 31, 2017 compared to $11.1 million for the same period in 2016. The change was due primarily to an increase in restricted cash of $10.7 million and a $4.9 million increase in capital expenditures. We expect capital expenditures for 2017 to be approximately $50 million, which will be utilized primarily for expansion projects, including investments associated with our supply agreement with Walmart and maintenance investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $134.4 million for the three months ended March 31, 2017 compared to $40.1 million for the same period in 2016. The change was due primarily to net repayment of $114.0 million on our Credit Facility compared to $32.0 million in 2016 and a decrease in book overdrafts of $11.4 million caused by the level of cash on hand in relation to the timing of vendor payments and outstanding checks.

Our Credit Facility
The Company has a Credit Facility with a capacity of $750 million, as of March 31, 2017. On March 28, 2017, the Company entered into a tenth amendment to the Credit Facility (the Tenth amendment), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature which can be increased up to an additional $200 million limited by a borrowing base consisting of eligible accounts receivable and inventories. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (LIBOR) or Canadian Dollar Offer Rate based loans prepaid prior to the end of an interest period). This is subject to the same borrowing base limitations as the Ninth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2017	2016
Amounts borrowed	$222.0	$336.0
Outstanding letters of credit	14.3	17.4
Amounts available to borrow (1)	317.9	224.8
______________________________________________

(1)	Excluding expansion features as of March 31, 2017, and December 31, 2016, of $200 million, and $100 million, respectively.
Average borrowings during the three months ended March 31, 2017 and 2016 were $284.1 million and $78.1 million, respectively, with amounts borrowed at any one time outstanding ranging from $222.0 million to $336.0 million.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017, regarding off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no significant changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements made pursuant to the safe-harbor provisions of the Exchange Act of 1934 and the Securities Act of 1933.
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
Factors that might cause or contribute to such differences include, but are not limited to, risks and costs associated with efforts to grow our business through expansion activities; our dependence on qualified labor, our senior management and other key personnel; our dependence on the convenience retail industry for our revenues; competition in our distribution markets; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; failure or disruptions of our information technology systems; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; increasing labor costs related to contract employees; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; declining cigarette sales volumes; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; changes in the funding of our pension plans; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2016 filed with the SEC on March 1, 2017. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and Food/Non-Food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-Food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-Food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net income adding back net interest expense, (benefit from) provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See Adjusted EBITDA tables in our Management's Discussion and Analysis for additional details on the components of Adjusted EBITDA.
(ii) Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales and gross profits due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette taxes result in higher net sales, our overall gross profit percentage may be reduced.
(iii) Remaining gross profit (including cigarette remaining gross profit and Food/Non-Food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-Food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-Food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton, are non-GAAP financial measures, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and certain other items that significantly affect the comparability of gross profit.

The following tables reconcile net sales less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	Three Months Ended
	March 31,
	2017	2016
Net sales	$3,504.2	$3,011.3
Excise taxes	(737.5)	(598.0)
Net sales, less excise taxes (non-GAAP)	$2,766.7	$2,413.3

Gross profit	$174.0	$151.1
Cigarette inventory holding gains	(6.6)	(1.0)
LIFO expense	4.2	3.4
Remaining gross profit (non-GAAP)	$171.6	$153.5

Remaining gross profit % less excise taxes (non-GAAP)	6.20%	6.36%
Gross profit %	4.97%	5.02%
Gross profit % less excise taxes (non-GAAP)	6.29%	6.26%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended
	March 31,
	2017	2016
Cigarettes:
Net sales	$2,486.7	$2,114.6
Excise taxes	(661.4)	(535.6)
Net sales, less excise taxes (non-GAAP)	$1,825.3	$1,579.0

Gross profit	$53.3	$42.5
Cigarette inventory holding gains	(6.6)	(1.0)
LIFO expense	3.6	2.8
Remaining gross profit (non-GAAP)	$50.3	$44.3

Remaining gross profit % less excise taxes (non-GAAP)	2.76%	2.81%
Gross profit %	2.14%	2.01%
Gross profit % less excise taxes (non-GAAP)	2.92%	2.69%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended
	March 31,
	2017	2016
Food/Non-food:
Net sales	$1,017.5	$896.7
Excise taxes	(76.1)	(62.4)
Net sales, less excise taxes (non-GAAP)	$941.4	$834.3

Gross profit	$120.7	$108.6
LIFO expense	0.6	0.6
Remaining gross profit (non-GAAP)	$121.3	$109.2

Remaining gross profit % less excise taxes (non-GAAP)	12.89%	13.09%
Gross profit %	11.86%	12.11%
Gross profit % less excise taxes (non-GAAP)	12.82%	13.02%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017, did not change materially during the three months ended March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations or financial condition.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None during the three months ended March 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2
Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 21, 2015).

3.3	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1
Tenth Amendment to Credit Agreement, dated as of March 28, 2017, by and among Core-Mark Holding Company, Inc. and its subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 29, 2017).

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

Core-Mark Holding Company, Inc.

May 9, 2017	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

May 9, 2017	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Chief Financial Officer