Form 10-Q
period 2017-06-30
Core-Mark Holding Company, Inc.
filed 2017-08-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
     Yes  ☐    No  ☒
As of August 4, 2017, 46,323,115 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25.8	$26.4
Restricted cash	15.3	15.3
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $7.1 as of June 30, 2017 and December 31, 2016, respectively	413.2	365.9
Other receivables, net	90.1	106.5
Inventories, net (Note 3)	529.9	596.6
Deposits and prepayments	99.9	82.8
Total current assets	1,174.2	1,193.5
Property and equipment, net	211.6	194.7
Goodwill	36.0	36.0
Other intangible assets, net	40.0	41.5
Other non-current assets, net	24.1	26.5
Total assets	$1,485.9	$1,492.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$185.6	$119.2
Book overdrafts	94.8	37.9
Cigarette and tobacco taxes payable	259.3	259.8
Accrued liabilities	121.4	131.8
Total current liabilities	661.1	548.7
Long-term debt (Note 4)	231.5	347.7
Deferred income taxes	26.0	25.3
Other long-term liabilities	11.4	11.5
Claims liabilities	25.9	26.8
Pension liabilities	2.4	2.4
Total liabilities	958.3	962.4
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,393,471 and 52,227,511 shares issued; 46,318,918 and 46,152,958 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	0.5	0.5
Additional paid-in capital	274.1	275.5
Treasury stock at cost (6,074,553 shares of common stock at June 30, 2017 and December 31, 2016)	(70.7)	(70.7)
Retained earnings	339.4	338.7
Accumulated other comprehensive loss	(15.7)	(14.2)
Total stockholders’ equity	527.6	529.8
Total liabilities and stockholders’ equity	$1,485.9	$1,492.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$3,800.7	$3,687.4	$7,304.9	$6,698.7
Cost of goods sold	3,614.6	3,499.5	6,944.8	6,359.7
Gross profit	186.1	187.9	360.1	339.0
Warehousing and distribution expenses	118.0	106.0	232.7	197.6
Selling, general and administrative expenses	54.2	53.0	109.5	102.4
Amortization of intangible assets	1.8	1.2	3.6	2.1
Total operating expenses	174.0	160.2	345.8	302.1
Income from operations	12.1	27.7	14.3	36.9
Interest expense	(2.0)	(1.0)	(4.0)	(1.8)
Interest income	—	—	0.1	0.1
Foreign currency transaction gains (loss), net	1.1	(0.3)	1.7	0.4
Income before income taxes	11.2	26.4	12.1	35.6
Provision for income taxes (Note 6)	(4.3)	(10.1)	(3.1)	(13.6)
Net income	$6.9	$16.3	$9.0	$22.0

Basic and diluted net income per common share (Note 8)	$0.15	$0.35	$0.20	$0.47

Basic weighted-average shares (Note 8)	46.3	46.3	46.3	46.3

Diluted weighted-average shares (Note 8)	46.4	46.5	46.4	46.5

Dividends declared and paid per common share (Note 10)	$0.09	$0.08	$0.18	$0.16
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$6.9	$16.3	$9.0	$22.0
Other comprehensive income, net of tax:
Defined benefit plan adjustments	0.1	0.1	0.1	0.2
Foreign currency translation (loss) gains, net	(2.2)	(0.1)	(1.6)	1.8
Other comprehensive (loss) income, net of tax	(2.1)	—	(1.5)	2.0
Comprehensive income	$4.8	$16.3	$7.5	$24.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9.0	$22.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	8.8	6.3
Amortization of debt issuance costs	0.4	0.2
Stock-based compensation expense	2.3	3.6
Bad debt expense, net	0.4	1.0
Depreciation and amortization	24.3	19.8
Foreign currency gains, net	(1.7)	(0.4)
Deferred income taxes	0.6	0.9
Changes in operating assets and liabilities:
Accounts receivable, net	(46.8)	(77.6)
Other receivables, net	16.6	(30.6)
Inventories, net	60.0	(42.2)
Deposits, prepayments and other non-current assets	(17.3)	(33.0)
Accounts payable	66.1	29.8
Cigarette and tobacco taxes payable	(1.8)	19.2
Pension, claims, accrued and other long-term liabilities	(12.9)	28.3
Excess tax deductions associated with stock-based compensation	—	(2.4)
Net cash provided by (used in) operating activities	108.0	(55.1)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(88.4)
Change in restricted cash	—	4.7
Additions to property and equipment, net	(30.8)	(22.8)
Capitalization of software and related development costs	(2.8)	(2.7)
Net cash used in investing activities	(33.6)	(109.2)
Cash flows from financing activities:
Borrowings under revolving credit facility	616.2	831.9
Repayments under revolving credit facility	(731.7)	(659.0)
Payments of financing costs	(1.8)	(1.3)
Payments on capital leases	(1.0)	(1.2)
Dividends paid	(8.4)	(7.5)
Repurchases of common stock	—	(3.5)
Tax withholdings related to net share settlements of restricted stock units	(3.6)	(5.2)
Excess tax deductions associated with stock-based compensation	—	2.4
Increase in book overdrafts	56.9	12.2
Net cash (used in) provided by financing activities	(73.4)	168.8
Effects of changes in foreign exchange rates	(1.6)	1.0
Change in cash and cash equivalents	(0.6)	5.5
Cash and cash equivalents, beginning of period	26.4	12.5
Cash and cash equivalents, end of period	$25.8	$18.0
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$10.3	$8.8
Interest	$3.1	$1.1
Non-cash capital lease obligations incurred	$0.6	$0.2
Unpaid property and equipment purchases included in accrued liabilities	$4.1	$1.5
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to over 41,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 31 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-six distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements, which are included in its 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
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
During the three months ended September 30, 2016, the Company identified an error in the presentation of borrowings and repayments of the Company’s revolving credit facility in the previously issued condensed consolidated statements of cash flows. The Company corrected the presentation of borrowings and repayments on the revolving credit facility to reflect them on a gross basis, rather than on a net basis, within the financing activities section of the condensed consolidated statements of cash flows. The correction did not change previously reported total cash provided by financing activities.
Certain prior period amounts included in the consolidated financial statements have been reclassified to conform to the current period presentation.
Adoption of Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted this pronouncement on a prospective basis effective January 1, 2017. The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016. As a result of the adoption, the Company recognized excess tax benefits in net income of approximately $1.5 million for the six months ended June 30, 2017. Also as a result of the adoption, excess tax benefits are included in operating activities rather than classified as a financing activity on the statement of cash flows on a prospective basis. The Company will maintain the current policy of estimating forfeitures expected to occur to determine stock-based compensation expense.
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes: Topic 740. ASU 2015-17 was effective for annual periods beginning after December 15, 2016. The Company adopted this pronouncement on a retrospective basis effective January 1, 2017, and reclassified its consolidated balance sheet to present all deferred income tax assets and liabilities as non-current. As a result of this adoption, amounts previously presented as current deferred income tax assets of $4.7 million as of December 31, 2016, were reclassified to net non-current deferred income tax liabilities. Similarly, amounts previously presented as current deferred income tax liabilities of $0.1 million were reclassified to net non-current deferred income tax assets.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 12.8%, and 12.9% of the Company’s net sales for the three and six months ended June 30, 2017, respectively. No other customers accounted for more than 10% of sales for these periods. The Company had two customers during the same periods in 2016 that each accounted for more than 10% of sales. These customers, Murphy U.S.A., and Alimentation Couche-Tard, Inc., together represented approximately 24.6% and 23.3% of the Company's sales for the three and six months ended June 30, 2016, respectively. No single customer accounted for 10% or more of the Company’s accounts receivables as of June 30, 2017 or December 31, 2016.
Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  This standard is effective for the Company in the first quarter of 2018.  The Company currently anticipates adopting this standard using the modified retrospective method.  As a result of its preliminary assessment, the Company has identified the following areas of relevance: (i) presentation of excise taxes on a gross or net basis; (ii) capitalization of successful contract costs; (iii) recognition of contract assets and liabilities for certain contracts that are performed but not completed; and (iv) the timing of recognition of variable consideration received from vendors and paid to customers.  The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.  Once adopted, the Company will provide expanded disclosures regarding the timing and uncertainty of revenue.
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
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019.  The Company believes ASU 2017-04 will amend its methodology for determining any goodwill impairment calculations beginning in 2020.

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
On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance does not change the accounting for modifications but provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. Specifically, modification accounting would not apply if the fair value, vesting conditions, and classification of the award are the same immediately before and after the modification. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017. The Company has determined the adoption of ASU 2017-09 will not have a material impact on its consolidated financial statements and related disclosures.

3.	Inventories, net
Inventories consist of the following (in millions):

	June 30, 2017	December 31, 2016
Inventories at FIFO, net of reserves	$669.1	$727.0
Less: LIFO reserve	(139.2)	(130.4)
Total inventories at LIFO, net of reserves	$529.9	$596.6
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $139.2 million and $130.4 million higher as of June 30, 2017 and December 31, 2016, respectively. The Company recorded LIFO expense of $4.6 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $8.8 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively.

4.	Long-term Debt
Long-term debt consists of the following (in millions):

	June 30, 2017	December 31, 2016
Amounts borrowed under Credit Facility	$220.5	$336.0
Obligations under capital leases	11.0	11.7
Total long-term debt	$231.5	$347.7
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750 million, as of June 30, 2017, limited by a borrowing base consisting of eligible accounts receivable and inventories. On March 28, 2017, the Company entered into a tenth amendment to the Credit Facility (the "Tenth amendment"), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature, which can be increased up to an additional $200 million. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate ("LIBOR") or Canadian Dollar Offer Rate ("CDOR") based loans prepaid prior to the end of an interest period. This is subject to the same borrowing base limitations as the Ninth amendment.
The Company incurred fees of approximately $1.8 million in connection with the Tenth amendment.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30, 2017	December 31, 2016
Amounts borrowed	$220.5	$336.0
Outstanding letters of credit	14.2	17.4
Amounts available to borrow (1)	407.8	224.8
___________________________________________

(1)	Excluding expansion features as of June 30, 2017 and December 31, 2016 of $200 million and $100 million, respectively.
Average borrowings during the three and six months ended June 30, 2017 were $223.7 million and $253.6 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $336.0 million. For the three and six months ended June 30, 2016, average borrowings were $109.6 million and $93.8 million, respectively, with amounts borrowed at any one time outstanding, ranging from zero to $220.0 million.
The weighted-average interest rate on the Credit Facility for the three and six months ended June 30, 2017 were 2.3% and 2.1%, respectively, compared to 1.7% and 1.8%, respectively, for the same periods in 2016. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.4 million and $0.6 million during the three and six months ended June 30, 2017, and $0.2 million and $0.4 million during the three and six months ended June 30, 2016, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, compared to $0.1 million and $0.2 million for the three months and six months ended June 30, 2016, respectively. Unamortized debt issuance costs were $3.7 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively.

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
The Company’s effective tax rate was 38.4% and 25.6% for the three and six months ended June 30, 2017, respectively, compared to 38.3% and 38.2% for the same periods in 2016. The effective tax rate for the six months ended June 30, 2017 included benefits of $1.5 million related to excess tax benefits from share-based award payments which were recognized under ASU 2016-09. There were no such benefits recognized for the three months ended June 30, 2017 or for the three and six months ended June 30, 2016.
The total gross amount of unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.2 million for both June 30, 2017 and December 31, 2016, all of which would impact the Company’s effective tax rate, if recognized. The expiration of the statute of limitations for certain tax positions in future years could result in all of the $0.2 million of unrecognized tax benefits being recognized through June 30, 2018.
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
The following table provides the components of the net periodic benefit cost of the qualified defined-benefit pension plan (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
PENSION BENEFITS COST
Interest cost	$0.3	$0.3	$0.6	$0.6
Expected return on plan assets	(0.2)	(0.5)	(0.4)	(1.0)
Amortization of net actuarial loss	0.2	0.2	0.4	0.4
Net periodic benefit cost	$0.3	$—	$0.6	$—
The Company incurred less than $0.1 million in net periodic benefit costs related to the post-retirement benefit plan for the three and six months ended June 30, 2017 and 2016.
The Company made no contributions to the Pension Plans during the three and six months ended June 30, 2017 and June 30, 2016. During the remainder of 2017, the Company expects to contribute a total of $0.2 million to the post-retirement benefit plan and between $4.0 million to $6.0 million to the defined-benefit pension plan, primarily as a result of the expected termination of the plan.
8. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2017			2016
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$6.9	46.3	$0.15	$16.3	46.3	$0.35
Effect of dilutive common share equivalents:
Restricted stock units	—	—	—	—	0.1	—
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$6.9	46.4	$0.15	$16.3	46.5	$0.35
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.

	Six Months Ended June 30,
	2017			2016
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$9.0	46.3	$0.20	$22.0	46.3	$0.47
Effect of dilutive common share equivalents:
Restricted stock units	—	—	—	—	0.1	—
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$9.0	46.4	$0.20	$22.0	46.5	$0.47
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 157,118 and 279,198, respectively, for the three and six months ended June 30, 2017 and 17,974 and 293,240, respectively, for the same periods in 2016.

9.	Stock-based Compensation Plans
Grant Activities
During the six months ended June 30, 2017 and 2016, the Company granted 167,586 and 117,620 restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $38.77 and $38.36, respectively.
For the six months ended June 30, 2017, the Company granted 126,220 performance-based shares to certain of its employees at a weighted-average grant date fair value of $39.34. The 126,220 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2017, to be measured in early 2018. For the six months ended June 30, 2016, the Company granted 156,572 performance-based shares to certain of its employees at a weighted-average grant date fair value of $38.47, of which none were ultimately earned and the shares have been canceled.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.2 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation cost of $2.3 million and $3.6 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $12.1 million at June 30, 2017, which is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

10.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2017 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2017	$0.09	March 13, 2017	$4.2	March 28, 2017
May 8, 2017	$0.09	May 25, 2017	$4.2	June 22, 2017
August 7, 2017	$0.09	August 29, 2017	N/A (1)	September 15, 2017
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.

Repurchase of Common Stock
The Company’s Board of Directors authorized a share repurchase program that may be discontinued or amended at any time. The program will expire when the amount authorized has been expended or the Board of Directors withdraws its authorization.
During the three and six months ended June 30, 2017, no shares of common stock were repurchased under the share repurchase program. During the three months ended June 30, 2016, the Company repurchased 43,682 shares of common stock under the share repurchase program at an average price of $40.05 per share for a total cost of $1.7 million. During the six months ended June 30, 2016, the Company repurchased 88,916 shares of common stock under the share repurchase program at an average price of $39.36 per share for a total cost of $3.5 million.
As of June 30, 2017, the Company had approximately $2.6 million available for future share repurchases under the program.

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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
United States	$3,445.2	$3,307.1	$6,635.3	$6,043.3
Canada	347.5	373.1	650.6	642.5
Corporate (1)	8.0	7.2	19.0	12.9
Total	$3,800.7	$3,687.4	$7,304.9	$6,698.7

Income (loss) before income taxes:
United States	$12.6	$29.4	$15.6	$34.3
Canada	2.4	1.3	4.1	1.1
Corporate (2)	(3.8)	(4.3)	(7.6)	0.2
Total	$11.2	$26.4	$12.1	$35.6

Interest expense:
United States	$10.6	$10.2	$21.5	$19.8
Canada	0.2	0.2	0.5	0.5
Corporate (3)	(8.8)	(9.4)	(18.0)	(18.5)
Total	$2.0	$1.0	$4.0	$1.8

Depreciation and amortization:
United States	$8.7	$7.4	$17.4	$14.8
Canada	0.6	0.7	1.2	1.2
Corporate (4)	2.9	2.1	5.7	3.8
Total	$12.2	$10.2	$24.3	$19.8

Capital expenditures:
United States	$16.5	$13.3	$29.9	$21.8
Canada	0.6	0.7	0.9	1.0
Total	$17.1	$14.0	$30.8	$22.8
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2017	December 31, 2016
Identifiable assets:
United States	$1,366.6	$1,312.5
Canada	119.3	179.7
Total	$1,485.9	$1,492.2

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$2,666.2	$2,631.1	$5,152.9	$4,745.7
Food (1)	363.3	357.0	698.3	659.6
Fresh (1)	102.5	97.2	200.1	182.9
Candy	199.5	159.6	352.2	300.3
Other tobacco products	303.2	285.0	581.9	522.5
Health, beauty & general	118.0	106.8	236.1	202.5
Beverages	48.4	49.5	83.9	83.8
Equipment/other	(0.4)	1.2	(0.5)	1.4
Total food/non-food products	1,134.5	1,056.3	2,152.0	1,953.0
Total net sales	$3,800.7	$3,687.4	$7,304.9	$6,698.7
_____________________________________________

(1)
In the third quarter of 2016, Fresh as a category was separated from the Food category to better highlight the growth in the Fresh category. The 2016 presentation has been restated to reflect these changes.

12.	Subsequent Events

Acquisition of Farner-Bocken Company
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company ("Farner-Bocken"), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition will increase the Company’s market presence primarily in the Midwestern U.S. and will further enhance the Company’s ability to cost effectively service national and regional retailers. The acquisition will be accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million, which was paid at closing and funded through borrowings under the Company's revolving credit facility. As a result of the acquisition, the number of customer locations the Company services will increase by approximately 5,100.

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
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to over 41,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of June 30, 2017, we operated a network of 31 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Second Quarter Overview
During the second quarter of 2017, we continued to benefit from net market share gains, including the acquisition of Pine State Convenience (Pine State) in June 2016, and improved our food/non-food sales through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the second quarter of 2017 increased 3.1%, or $113.3 million, to $3,800.7 million compared to $3,687.4 million for the same period in 2016. Net sales of food/non-food increased 7.4% for the second quarter of 2017 driven primarily by net market share gains, including Pine State, and an increase in sales to existing customers. Net sales of cigarettes increased 1.3% during the quarter driven primarily by increases in cigarette manufacturer prices and excise taxes, offset by a decline in carton sales to existing customers.
Gross profit in the second quarter of 2017 decreased 1.0%, or $1.8 million, to $186.1 million from $187.9 million for the same period in 2016. Increases in gross profit from net market share gains and sales to existing customers were more than offset by a reduction in cigarette inventory holding gains, due to timing, and a decrease in carton sales to existing customers.
Gross profit margin was 4.9% of total net sales in the second quarter of 2017 compared to 5.1% for the same period in 2016. Gross profit margin decreased due primarily to lower cigarette inventory holding gains and increases in both cigarette excise taxes and manufacturers' prices, which compressed gross profit by approximately 30 basis points.
Operating expenses in the second quarter of 2017 increased 8.6%, or $13.8 million, to $174.0 million from $160.2 million for the same period in 2016. The increase was due primarily to the addition of Pine State and additional costs related to servicing 7-Eleven. These increases were partially offset by cost reductions related to the expiration of certain distribution agreements in 2017.
Net income in the second quarter of 2017 was $6.9 million compared to $16.3 million for the same period in 2016. Adjusted EBITDA(1) was $30.1 million for the second quarter of 2017 compared to $42.5 million for the same period in 2016. The decrease in net income and Adjusted EBITDA was primarily the result of an increase in remaining gross profit(1) which was more than offset by higher operating expenses and a reduction in cigarette inventory holding gains.

________________________________________

(1)
Adjusted EBITDA, and remaining gross profit are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). See "Non-GAAP Financial Information."

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
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken Company (Farner-Bocken), located in Carroll Iowa, for cash consideration of $174.0 million. The acquisition of Farner-Bocken will expand our market share in the Midwest. As a result of the acquisition, the number of customer locations we service will increase by approximately 5,100. As of June 30, 2017, we have incurred $1.4 million of start-up and due diligence costs related to the acquisition. Farner-Bocken's annual net sales for the year ended December 31, 2016 was approximately $1.4 billion.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We are the primary distributor to these stores for candy, tobacco and certain snack foods. Candy is expected to be the largest product category serviced under the arrangement and is expected to increase our annualized sales for this category by approximately 40%-50%.

•
In October 2016, we began service of our five-year supply agreement with 7-Eleven, Inc. as the primary wholesale distributor to approximately 900 stores serviced from three of our divisions in the western U.S. - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

•
In June 2016, we acquired substantially all of the assets of Pine State, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of $88.4 million. We incurred $2.2 million in start-up and due diligence costs in 2016.

During the second quarter of 2017, we continued to grow sales in our “Fresh” categories resulting from improving our customers’ product assortment and in-store marketing efforts. Sales of our Fresh categories grew 5.5% in the second quarter of 2017 compared to the same period in 2016. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments

As of January 1, 2017, we serviced approximately 3,000 Alimentation Couche-Tard, Inc. (Couche-Tard) locations in the U.S. and Canada. Our agreement to service approximately 1,100 Circle K stores, a brand of Couche-Tard, in the Southeastern Region of the U.S. expired in January 2017. We continue to service approximately 1,900 stores including both company and franchise operated stores located in the Western and Southwestern regions of the U.S. and throughout Canada. We also continue to operate a third-party distribution center dedicated to supplying over 500 Circle K branded convenience stores across Arizona and Nevada.

In January 2017, we announced the expiration of our supply agreement with Kroger Convenience (Kroger), effective April 2017. The expired agreement covered approximately 680 stores.

The expiration of the Couche-Tard and Kroger contracts described above will reduce our sales and net income from these large chain customers in 2017. However, we expect new business from other customers in the U.S. and Canada and other organic growth, some of which are described in "Business and Supply Expansion" above, to more than offset the loss.

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2017			June 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$113.3	$3,800.7	100.0%	—%	$3,687.4	100.0%	—%
Net sales — Cigarettes	35.1	2,666.2	70.2	64.2	2,631.1	71.4	66.8
Net sales — Food/non-food	78.2	1,134.5	29.8	35.8	1,056.3	28.6	33.2
Net sales, less excise taxes (non-GAAP) (2)	(29.3)	2,928.6	77.1	100.0	2,957.9	80.2	100.0
Gross profit (3)	(1.8)	186.1	4.9	6.4	187.9	5.1	6.4
Warehousing and
distribution expenses	12.0	118.0	3.1	4.0	106.0	2.9	3.6
Selling, general and
administrative expenses	1.2	54.2	1.4	1.9	53.0	1.4	1.8
Amortization of
intangible assets	0.6	1.8	—	0.1	1.2	—	—
Income from operations	(15.6)	12.1	0.3	0.4	27.7	0.8	0.9
Interest expense	1.0	(2.0)	(0.1)	—	(1.0)	—	—
Foreign currency transaction
gains (loss), net	1.4	1.1	—	—	(0.3)	—	—
Income before taxes	(15.2)	11.2	0.3	0.4	26.4	0.7	0.9
Net income	(9.4)	6.9	0.2	0.2	16.3	0.4	0.6
Adjusted EBITDA (non-GAAP) (4)	(12.4)	30.1	0.8	1.0	42.5	1.2	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales in the second quarter of 2017 increased by $113.3 million, or 3.1%, to $3,800.7 million, from $3,687.4 million for the same period in 2016. The increase in net sales was driven primarily by net market share wins, including the acquisition of Pine State in June 2016 and the addition of 7-Eleven and Walmart, which we started servicing during the fourth quarter of 2016, and the second quarter of 2017, respectively. In addition, net sales for the second quarter of 2017 benefited from increases in cigarette manufacturers' prices, increases in cigarette excise taxes in certain jurisdictions and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales and a reduction in sales related to the expiration of the distribution agreements with Circle K and Kroger, which decreased sales for the second quarter of 2017 by 9.3% compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2017 increased by $35.1 million, or 1.3%, to $2,666.2 million from $2,631.1 million for the same period in 2016. The increase in cigarette net sales was driven primarily by a 10.3% increase in the average sales price per carton offset by a decrease of 8.2% in carton sales. The increase in the average sales price per carton was due primarily to increases in excise taxes in the State of California and certain other jurisdictions and the increase in cigarette manufacturers' prices. Cigarette carton sales decreased by 8.4% and 6.5% for the U.S. and Canada, respectively, driven primarily by a decline in sales to existing customers, resulting mainly from increases in cigarette excise taxes and manufacturers' prices, and the expiration of aforementioned distribution agreements.
We believe long-term cigarette consumption will continue to be impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. In addition, industry data indicates that convenience retailers are more than offsetting cigarette volume profit declines through higher sales of food/non-food products and food services. We expect this trend to continue as the convenience industry adjusts to consumer demands.

Total net cigarette sales as a percentage of total net sales were 70.2% in the second quarter of 2017 compared to 71.4% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2017 increased $78.2 million, or 7.4%, to $1,134.5 million from $1,056.3 million for the same period in 2016.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	June 30,
	2017	2016	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food (2)	$363.3	$357.0	$6.3	1.8%
Fresh (2)	102.5	97.2	5.3	5.5%
Candy	199.5	159.6	39.9	25.0%
OTP	303.2	285.0	18.2	6.4%
Health, beauty & general	118.0	106.8	11.2	10.5%
Beverages	48.4	49.5	(1.1)	(2.2)%
Equipment/other	(0.4)	1.2	(1.6)	NA
Total Food/Non-food Products	$1,134.5	$1,056.3	$78.2	7.4%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In the third quarter of 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh category. The 2016 presentation has been restated to reflect these changes.

The increase in food/non-food sales for the second quarter of 2017 was driven primarily by an increase in sales to existing customers and net market share gains including our June 2016 acquisition of Pine State, offset by the expiration of the aforementioned distribution agreements. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our OTP and Health, beauty & general categories continued to benefit from higher sales of smokeless tobacco and e-cigarettes products, respectively.  We believe the overall trend toward the increased use of smokeless tobacco and e-cigarettes products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 29.8% for the second quarter of 2017 compared to 28.6% for the same period in 2016.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the second quarter of 2017 decreased $1.8 million, or 1.0%, to $186.1 million from $187.9 million for the same period in 2016. Increases in gross profit from net market share gains and sales to existing customers was more than offset by a reduction in cigarette inventory holding gains, due to timing, and a decrease in carton sales to existing customers.
Gross profit margin was 4.90% of total net sales in the second quarter of 2017 compared to 5.10% for the same period in 2016. The decrease in cigarette inventory holding gains during the quarter this year reduced gross profit margin on a comparable basis by approximately 17 basis points and increases in cigarette excise taxes and manufacturers' prices compressed gross profit margin by approximately 30 basis points.
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
Our cigarette inventory holding gains were $0.9 million for the second quarter of 2017 compared to $7.0 million for the same period in 2016. The past several years, cigarette manufacturers in the U.S. typically have raised prices in the second and fourth quarters of each calendar year. In the current year, such price increases occurred in the first quarter of 2017.

Based on our past experience, we expect that manufacturers will raise prices again in the second half of 2017. We expect that cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
Inflation in cigarette prices and excise taxes typically have a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents per carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
LIFO expense was $4.6 million for the second quarter of 2017 compared to $2.9 million for the same period of 2016. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2017			June 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$113.3	$3,800.7	100.0%	—%	$3,687.4	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	(29.3)	2,928.6	77.1	100.0	2,957.9	80.2	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(6.1)	$0.9	0.02%	0.03%	$7.0	0.19%	0.24%
OTP tax refunds (4)	1.2	1.2	0.03	0.04	—	—	—
LIFO expense	1.7	(4.6)	(0.12)	(0.16)	(2.9)	(0.07)	(0.10)
Remaining gross profit (non-GAAP) (5)	4.8	188.6	4.97	6.44	183.8	4.98	6.21
Gross profit	$(1.8)	$186.1	4.90%	6.35%	$187.9	5.10%	6.35%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)
For 2017, the cigarette inventory holding gains were attributable primarily to Canada. For 2016, $6.5 million and $0.5 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)	For 2017, we received Other Tobacco Products (OTP) tax refunds of $1.2 million related to prior years' taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $4.8 million, or 2.6%, to $188.6 million for the second quarter of 2017 from $183.8 million for the same period in 2016. Remaining gross profit margin was 4.97% in the second quarter of 2017 compared to 4.98% for the same period in 2016.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), decreased $2.3 million, or 4.1%, to $53.4 million for the second quarter of 2017 from $55.7 million for the same period in 2016. The decrease in cigarette remaining gross profit resulted primarily from an 8.2% decline in carton sales. The decline in carton sales was partially offset by a 4.3% increase in remaining gross profit per carton driven primarily by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-Food remaining gross profit to Food/Non-Food gross profit in "Non-GAAP financial information"), increased $7.1 million, or 5.5% to $135.2 million, for the second quarter of 2017, from $128.1 million the same period in 2016 driven primarily by an increase in sales to existing customers. Food/non-food remaining gross profit margin decreased 21 basis points to 11.92% for the second quarter of 2017 compared with 12.13% for the same period in 2016. The decrease was driven in part by the addition of our agreements with 7-Eleven and Walmart, as well as a higher sales mix of OTP, which has significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting this decrease, were the effects of the expiration of our agreements with Circle-K and Kroger, as well as higher remaining gross profit margins from our Pine State acquisition.

To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain businesses, which generally have lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the second quarter of 2017, our remaining gross profit for food/non-food products was 71.7% of our total remaining gross profit compared to 69.7% for the same period in 2016.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses, and amortization of intangible assets. In the second quarter of 2017, operating expenses increased by $13.8 million, or 8.6%, to $174.0 million from $160.2 million for the same period in 2016. The increase was due primarily to the addition of Pine State, acquired in June 2016, and higher warehousing and distribution expenses at two of our distribution centers related primarily to the servicing of 7-Eleven. These increases were partially offset by cost reductions related to the expiration of certain distribution agreements during the second quarter of 2017. As a percentage of net sales, total operating expenses were 4.6% for the second quarter of 2017 compared to 4.3% for the same period in 2016.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $12.0 million, or 11.3%, to $118.0 million in the second quarter of 2017 from $106.0 million for the same period in 2016. The increase in warehousing and distribution expenses in the second quarter of 2017 was due primarily to our June 2016 acquisition of Pine State, and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. These increases were partially offset by cost reductions related to the expiration of certain distribution agreements in 2017. As a percentage of total net sales, warehousing and distribution expenses were 3.1% for the second quarter of 2017 compared with 2.9% for the same period in 2016.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.2 million, or 2.3%, in the second quarter of 2017, to $54.2 million from $53.0 million for the same period in 2016. SG&A expenses in the second quarter of 2017 include incremental expenses of approximately $3.4 million related to the addition of Pine State. In addition, SG&A expenses for the second quarter of 2017 included approximately $1.1 million of acquisition and business integration expenses compared with $0.8 million of similar expenses in the second quarter of 2016. As a percentage of net sales, SG&A expenses were 1.4% for the second quarter of both 2017 and 2016.
Amortization Expenses. Amortization expenses increased $0.6 million, to $1.8 million, for the three months ended June 30, 2017 compared to $1.2 million for the same period in 2016. The increase was due primarily to the additional amortization of intangible assets related to our acquisition of Pine State.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $2.0 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. The increase in interest expense was due to higher borrowings to support business growth. Average borrowings in the second quarter of 2017 were $223.7 million, with a weighted average interest rate of 2.3%, compared to average borrowings of $109.6 million and a weighted average interest rate of 1.7% for the same period in 2016.
Foreign Currency Transaction Gains, Losses, Net.  We recognized foreign currency gains of $1.1 million in the second quarter of 2017 compared to losses of $0.3 million for the same period in 2016. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. Our effective tax rate was 38.4% for the three months ended June 30, 2017, compared to 38.3% for the same period in 2016.  We currently expect our effective tax rate to approximate 37.5% for 2017.
Adjusted EBITDA. Adjusted EBITDA decreased $12.4 million, to $30.1 million for the second quarter of 2017 from $42.5 million for the same period last year, which was primarily the result of an increase in remaining gross profit which was more than offset by higher operating expenses and a $6.1 million decrease in cigarette inventory holding gains, as described more fully above (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Results of Operations
Comparison of the Six Months Ended June 30, 2017 and 2016 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2017			June 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$606.2	$7,304.9	100.0%	—%	$6,698.7	100.0%	—%
Net sales — Cigarettes	407.2	5,152.9	70.5	65.1	4,745.7	70.8	66.2
Net sales — Food/non-food	199.0	2,152.0	29.5	34.9	1,953.0	29.2	33.8
Net sales, less excise taxes (non-GAAP) (2)	324.1	5,695.3	78.0	100.0	5,371.2	80.2	100.0
Gross profit (3)	21.1	360.1	4.9	6.3	339.0	5.1	6.3
Warehousing and
distribution expenses	35.1	232.7	3.2	4.1	197.6	2.9	3.7
Selling, general and
administrative expenses	7.1	109.5	1.5	1.9	102.4	1.5	1.9
Amortization of
intangible assets	1.5	3.6	—	0.1	2.1	—	—
Income from operations	(22.6)	14.3	0.2	0.3	36.9	0.6	0.7
Interest expense	2.2	(4.0)	(0.1)	(0.1)	(1.8)	—	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains (loss), net	1.3	1.7	—	—	0.4	—	—
Income before taxes	(23.5)	12.1	0.2	0.2	35.6	0.5	0.7
Net income	(13.0)	9.0	0.1	0.2	22.0	0.3	0.4
Adjusted EBITDA (non-GAAP) (4)	(16.9)	49.7	0.7	0.9	66.6	1.0	1.2
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales for the six months ended June 30, 2017 increased by $606.2 million, or 9.0%, to $7,304.9 million, from $6,698.7 million for the same period in 2016. The increase in net sales was driven primarily by net market share wins, including our acquisition of Pine State in June 2016 and the addition of 7-Eleven and Walmart, which we started servicing during the fourth quarter of 2016 and the second quarter of 2017, respectively. In addition, net sales for the six months ended June 30, 2017 benefited from increases in cigarette manufacturers' prices, increases in cigarette excise taxes in certain jurisdictions, and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales and a reduction in sales related to the expiration of the distribution agreements with Circle K and Kroger, which decreased sales for the six months ended June 30, 2017 by 7.4% compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2017 increased by $407.2 million, or 8.6%, to $5,152.9 million from $4,745.7 million for the same period in 2016. The increase in cigarette net sales was driven primarily by an 8.2% increase in the average sales price per carton. The increase in the average sales price per carton was due primarily to increases in excise taxes in the State of California and certain other jurisdictions and the increase in cigarette manufacturers' prices. Cigarette carton sales increased less than one percent for both the U.S. and Canada. An increase in carton sales from market share gains, including Pine State, was offset by a decrease in sales to existing customers resulting mainly from increases in cigarette excise taxes and manufacturers' prices and general consumption declines.

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
Total net cigarette sales as a percentage of total net sales were 70.5% for the six months ended June 30, 2017 compared to 70.8% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2017 increased $199.0 million, or 10.2%, to $2,152.0 million from $1,953.0 million for the same period in 2016.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Six Months Ended
	June 30,
	2017	2016	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food (2)	$698.3	$659.6	$38.7	5.9%
Fresh (2)	200.1	182.9	17.2	9.4%
Candy	352.2	300.3	51.9	17.3%
OTP	581.9	522.5	59.4	11.4%
Health, beauty & general	236.1	202.5	33.6	16.6%
Beverages	83.9	83.8	0.1	0.1%
Equipment/other	(0.5)	1.4	(1.9)	NA
Total Food/Non-food Products	$2,152.0	$1,953.0	$199.0	10.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)
In the third quarter of 2016, the Fresh category was separated from the Food category to better highlight the growth in the Fresh category. The 2016 presentation has been restated to reflect these changes.

The increase in food/non-food sales for the six months ended June 30, 2017 was driven primarily by net market share gains, including our June 2016 acquisition of Pine State and an increase in sales to existing customers, offset by the expiration of the aforementioned distribution agreements. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our OTP and Health, beauty & general categories continued to benefit from higher sales of smokeless tobacco and e-cigarettes products, respectively.  We believe the overall trend toward the increased use of smokeless tobacco and e-cigarettes products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 29.5% for the six months ended June 30, 2017 compared to 29.2% for the same period in 2016.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the six months ended June 30, 2017 increased $21.1 million, or 6.2%, to $360.1 million from $339.0 million for the same period in 2016. The increase in gross profit was driven primarily by net market share wins, including the acquisition of Pine State and an increase in sales to existing customers.
Gross profit margin was 4.93% of total net sales for the six months ended June 30, 2017 compared to 5.06% for the same period in 2016. Increases in cigarette excise taxes and manufacturers prices compressed gross profit margin by approximately 20 basis points.
Inflation in cigarette prices and excise taxes typically have a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents per carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.

We expect that cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
Our cigarette inventory holding gains were $7.5 million for the six months ended June 30, 2017 compared to $8.0 million for the same period in 2016. Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers' increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains.
LIFO expense was $8.8 million for the six months ended June 30, 2017 compared to $6.3 million for the same period of 2016. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2017			June 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$606.2	$7,304.9	100.0%	—%	$6,698.7	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	324.1	5,695.3	78.0	100.0	5,371.2	80.2	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$(0.5)	$7.5	0.10%	0.13%	$8.0	0.12%	0.15%
OTP tax refunds (4)	1.2	1.2	0.02	0.02	—	—	—
LIFO expense	2.5	(8.8)	(0.12)	(0.15)	(6.3)	(0.10)	(0.12)
Remaining gross profit (non-GAAP) (5)	22.9	360.2	4.93	6.32	337.3	5.04	6.28
Gross profit	$21.1	$360.1	4.93%	6.32%	$339.0	5.06%	6.31%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)
For 2017, $5.0 million of the cigarette inventory holding gains were attributable to the U.S. and $2.5 million to Canada. For 2016, $6.7 million and $1.3 million were attributable to the U.S. and Canada, respectively.

(4)	For 2017, we received Other Tobacco Products (OTP) tax refunds of $1.2 million related to prior years' taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $22.9 million, or 6.8%, to $360.2 million for the six months ended June 30, 2017 from $337.3 million for the same period in 2016. Remaining gross profit margin was 4.93% for the six months ended June 30, 2017 compared to 5.04% for the same period in 2016.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), increased $3.7 million, or 3.7%, to $103.7 million for the six months ended June 30, 2017 from $100.0 million for the same period in 2016. Cigarette remaining gross profit per carton, increased by approximately 3.5% for the six months ended June 30, 2017 compared to the same period in 2016 driven primarily by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-Food remaining gross profit to Food/Non-Food gross profit in "Non-GAAP financial information"), increased $19.2 million, or 8.1% to $256.5 million, for the six months ended June 30, 2017, from $237.3 million the same period in 2016. Food/non-food remaining gross profit margin decreased 23 basis points to 11.92% for the six months ended June 30, 2017 compared with 12.15% for the same period in 2016. The decrease was driven in part by the addition of our agreements with 7-Eleven and Walmart, as well as a higher sales mix of OTP, which has significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting this decrease, were the effects of the expiration of our agreements with Circle-K and Kroger, as well as higher remaining gross profit margins from our Pine State acquisition.

To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain businesses, which generally have lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the six months ended June 30, 2017, our remaining gross profit for food/non-food products was 71.2% of our total remaining gross profit compared to 70.4% for the same period in 2016.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses, and amortization of intangible assets. For the six months ended June 30, 2017, operating expenses increased by $43.7 million, or 14.5%, to $345.8 million from $302.1 million for the same period in 2016. The increase was due primarily to our June 2016 acquisition of Pine State, and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven, which were higher than expected. These increases were partially offset by cost reductions related to the expiration of certain distribution agreements during 2017. As a percentage of net sales, total operating expenses were 4.7% for the six months ended June 30, 2017 compared to 4.5% for the same period in 2016.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $35.1 million, or 17.8%, to $232.7 million for the six months ended June 30, 2017 from $197.6 million for the same period in 2016. The increase in warehousing and distribution expenses for the six months ended June 30, 2017 was due primarily to our June 2016 acquisition of Pine State, and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. These increases were partially offset by cost reductions related to the expiration of certain distribution agreements during 2017. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the second quarter of 2017 compared with 2.9% for the same period in 2016.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.1 million, or 6.9%, for the six months ended June 30, 2017, to $109.5 million from $102.4 million for the same period in 2016. SG&A expenses for the six months ended June 30, 2017 include incremental expenses of approximately $6.6 million related to the addition of Pine State and approximately $2.1 million of acquisition and business integration expenses. SG&A expenses for the six months ended June 30, 2016 included a gain of $2.0 million related to a legacy legal settlement with Sonitrol Corporation offset by $1.4 million of acquisition related expenses for Pine State. As a percentage of net sales, SG&A expenses were 1.5% for both the six months ended June 30, 2017 and 2016.
Amortization Expenses. Amortization expenses increased $1.5 million, to $3.6 million, for the six months ended June 30, 2017 compared to $2.1 million for the same period in 2016. The increase was due primarily to the additional amortization of intangible assets related to our acquisition of Pine State.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $4.0 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in interest expense was due to increased borrowings to support our June 2016 acquisition of Pine State and business growth. Average borrowings for the six months ended June 30, 2017 were $253.6 million, with a weighted average interest rate of 2.1%, compared to average borrowings of $93.8 million and a weighted average interest rate of 1.8% for the same period in 2016.
Foreign Currency Transaction Gains, Net.  We recognized foreign currency gains of $1.7 million for the six months ended June 30, 2017 compared to gains of $0.4 million for the same period in 2016. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. Our effective tax rate was 25.6% for the six months ended June 30, 2017, compared to 38.2% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 included a benefit of $1.5 million related to the excess tax benefits from share-based award payments which were recognized under ASU 2016-09.  There were no such benefits recognized for the same period in 2016. We currently expect our effective tax rate to approximate 37.5% for 2017.
Adjusted EBITDA. Adjusted EBITDA decreased $16.9 million, to $49.7 million for the six months ended June 30, 2017 from $66.6 million for the same period last year, which was primarily the result of an increase in remaining gross profit which was more than offset by higher operating expenses, as described more fully above (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Net income	$6.9	$16.3		$9.0	$22.0
Interest expense, net (1)	2.0	1.0		3.9	1.7
Provision for income taxes	4.3	10.1		3.1	13.6
Depreciation and amortization	12.2	10.2		24.3	19.8
LIFO expense	4.6	2.9		8.8	6.3
Stock-based compensation expense	1.2	1.7		2.3	3.6
Foreign currency transaction (gains) loss, net	(1.1)	0.3		(1.7)	(0.4)
Adjusted EBITDA (non-GAAP)	$30.1	$42.5	(29.2)%	$49.7	$66.6	(25.4)%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cigarettes
Net sales	$2,666.2	$2,631.1	$5,152.9	$4,745.7
Excise taxes in sales (2)	785.6	655.0	1,447.0	1,190.6
Net sales, less excise taxes (non-GAAP) (3)	1,880.6	1,976.1	3,705.9	3,555.1
LIFO expense	3.3	2.7	6.9	5.5
Gross profit (4)	51.0	60.0	104.3	102.5
Gross profit %	1.91%	2.28%	2.02%	2.16%
Gross profit % less excise taxes (non-GAAP)	2.71%	3.04%	2.81%	2.88%
Remaining gross profit (non-GAAP) (6)	$53.4	$55.7	$103.7	$100.0
Remaining gross profit % (non-GAAP)	2.00%	2.12%	2.01%	2.11%
Remaining gross profit % less excise taxes (non-GAAP)	2.84%	2.82%	2.80%	2.81%

Food/Non-food Products
Net sales	$1,134.5	$1,056.3	$2,152.0	$1,953.0
Excise taxes in sales (2)	86.5	74.5	162.6	136.9
Net sales, less excise taxes (non-GAAP) (3)	1,048.0	981.8	1,989.4	1,816.1
LIFO expense	1.3	0.2	1.9	0.8
Gross profit (5)	135.1	127.9	255.8	236.5
Gross profit %	11.91%	12.11%	11.89%	12.11%
Gross profit % less excise taxes (non-GAAP)	12.89%	13.03%	12.86%	13.02%
Remaining gross profit (non-GAAP) (6)	$135.2	$128.1	$256.5	$237.3
Remaining gross profit % (non-GAAP)	11.92%	12.13%	11.92%	12.15%
Remaining gross profit % less excise taxes (non-GAAP)	12.90%	13.05%	12.89%	13.07%

Totals
Net sales	$3,800.7	$3,687.4	$7,304.9	$6,698.7
Excise taxes in sales (2)	872.1	729.5	1,609.6	1,327.5
Net sales, less excise taxes (non-GAAP) (3)	2,928.6	2,957.9	5,695.3	5,371.2
LIFO expense	4.6	2.9	8.8	6.3
Gross profit (4) (5)	186.1	187.9	360.1	339.0
Gross profit %	4.90%	5.10%	4.93%	5.06%
Gross profit % less excise taxes (non-GAAP)	6.35%	6.35%	6.32%	6.31%
Remaining gross profit (non-GAAP) (6)	$188.6	$183.8	$360.2	$337.3
Remaining gross profit % (non-GAAP)	4.97%	4.98%	4.93%	5.04%
Remaining gross profit % less excise taxes (non-GAAP)	6.44%	6.21%	6.32%	6.28%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects. Cigarette inventory holding gains were $0.9 million and $7.5 million for the three and six months ended June 30, 2017, respectively compared to $7.0 million and $8.0 million for the same periods in 2016.

(5)
Food/non-food gross profit includes (i) food/non-food inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) OTP tax refunds of $1.2 million, related to prior years' taxes and (iv) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Liquidity and Capital Resources
Our cash and cash equivalents were $25.8 million and $26.4 million as of June 30, 2017 and December 31, 2016, respectively. Our restricted cash remained at $15.3 million for both June 30, 2017 and December 31, 2016. Restricted cash includes funds placed in trust as required by one of the Canadian provincial taxing authorities. These funds secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility) income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2017, our cash flows provided by operating activities were $108.0 million, and on June 30, 2017, we had $407.8 million of borrowing capacity available under our Credit Facility.
On September 14, 2016, our Board of Directors approved the termination of our qualified defined-benefit pension plan. Pension liabilities will be settled through either lump sum payments or purchasing annuities from an insurance company. We expect to make cash contributions between $4.0 million and $6.0 million to settle our pension obligations in 2017. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation premiums.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities was $108.0 million for the six months ended June 30, 2017 compared to $55.1 million of cash used for the same period in 2016. The increase in cash provided by operating activities for the six months ended June 30, 2017 compared to the same period in 2016 was due in part to the timing of business activity. Cash provided by operating activities for the six months ended June 30, 2017, was favorably impacted by the timing of cigarette purchases in Canada, which contributed cash of $53.6 million.  This item did not have a significant impact in the prior year period. Cash used in operating activities for the six months ended June 30, 2016, was impacted by our expansion activities, including the addition of Murphy U.S.A.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.6 million for the six months ended June 30, 2017 compared to $109.2 million for the same period in 2016. The reduction of cash usage was due primarily to our June 2016 acquisition of Pine State for $88.4 million, net of acquired cash, partially offset by an $8.0 million increase in capital expenditures. We expect capital expenditures for 2017 to be approximately $50 million, which will be utilized primarily for expansion projects, including investments associated with our supply agreement with Walmart and maintenance investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $73.4 million for the six months ended June 30, 2017 compared to cash provided of $168.8 million for the same period in 2016. The change was due primarily to net repayments of $115.5 million on our Credit Facility during the six months ended June 30, 2017 compared to net borrowings of $172.9 million during the comparative prior period. Borrowings in the prior period were partially in support of our June 2016 acquisition of Pine State. Offsetting these changes were additional book overdrafts of $44.7 million, caused in part by payments of $55.4 million to the State of California for cigarette stamps as well as the level of cash on hand in relation to the timing of vendor payments, and outstanding checks.

Our Credit Facility
We have a Credit Facility with a capacity of $750 million, as of June 30, 2017, limited by a borrowing base consisting of eligible accounts receivable and inventories. On March 28, 2017, we entered into a tenth amendment to the Credit Facility (the Tenth amendment), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature, which can be increased up to an additional $200 million. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate or Canadian Dollar Offer Rate based loans prepaid prior to the end of an interest period). This is subject to the same borrowing base limitations as the Ninth amendment.
The Company incurred fees of approximately $1.8 million in connection with the Tenth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2017	2016
Amounts borrowed	$220.5	$336.0
Outstanding letters of credit	14.2	17.4
Amounts available to borrow (1) (2)	407.8	224.8
______________________________________________
(1) Excluding expansion features as of June 30, 2017 and December 31, 2016 of $200 million, and $100 million, respectively.
(2) Included in amounts available to borrow as of June 30, 2017, were payments of $55.4 million made on June 30, 2017 to the State of California for cigarette stamps, which were purchased in advance of California cigarette tax increases. These payments were reflected on the statement of cash flows as financing activities, and reduced our cash flows from operating activities and borrowings under our Credit Facility in early July 2017, by a corresponding amount.
Average borrowings during the three and six months ended June 30, 2017 were $223.7 million and $253.6 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $336.0 million. For the three and six months ended June 30, 2016, average borrowings were $109.6 million and $93.8 million, respectively, with amounts borrowed at any one time outstanding, ranging from zero to $220.0 million.
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
(ii) Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales and gross profits due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers' who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette taxes result in higher net sales, our overall gross profit percentage may be reduced.
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

The following tables reconcile net sales less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017		2016
Net sales	$3,800.7	$3,687.4	$7,304.9		$6,698.7
Excise taxes	(872.1)	(729.5)	(1,609.6)	—	(1,327.5)
Net sales, less excise taxes (non-GAAP)	$2,928.6	$2,957.9	$5,695.3		$5,371.2

Gross profit	$186.1	$187.9	$360.1		$339.0
Cigarette inventory holding gains	(0.9)	(7.0)	(7.5)		(8.0)
OTP tax refunds (2)	(1.2)	—	(1.2)		—
LIFO expense	4.6	2.9	8.8		6.3
Remaining gross profit (non-GAAP)	$188.6	$183.8	$360.2		$337.3

Remaining gross profit % less excise taxes (non-GAAP)	6.44%	6.21%	6.32%		6.28%
Gross profit %	4.90%	5.10%	4.93%		5.06%
Gross profit % less excise taxes (non-GAAP)	6.35%	6.35%	6.32%		6.31%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2) For 2017, we received OTP tax refunds of $1.2 million related to prior years' taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017		2016
Cigarettes:
Net sales	$2,666.2	$2,631.1	$5,152.9		$4,745.7
Excise taxes	(785.6)	(655.0)	(1,447.0)	—	(1,190.6)
Net sales, less excise taxes (non-GAAP)	$1,880.6	$1,976.1	$3,705.9		$3,555.1

Gross profit	$51.0	$60.0	$104.3		$102.5
Cigarette inventory holding gains	(0.9)	(7.0)	(7.5)		(8.0)
LIFO expense	3.3	2.7	6.9		5.5
Remaining gross profit (non-GAAP)	$53.4	$55.7	$103.7		$100.0

Remaining gross profit % less excise taxes (non-GAAP)	2.84%	2.82%	2.80%		2.81%
Gross profit %	1.91%	2.28%	2.02%		2.16%
Gross profit % less excise taxes (non-GAAP)	2.71%	3.04%	2.81%		2.88%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017		2016
Food/Non-food:
Net sales	$1,134.5	$1,056.3	$2,152.0		$1,953.0
Excise taxes	(86.5)	(74.5)	(162.6)	—	(136.9)
Net sales, less excise taxes (non-GAAP)	$1,048.0	$981.8	$1,989.4		$1,816.1

Gross profit	$135.1	$127.9	$255.8		$236.5
OTP tax refunds (2)	(1.2)	—	(1.2)		—
LIFO expense	1.3	0.2	1.9		0.8
Remaining gross profit (non-GAAP)	$135.2	$128.1	$256.5		$237.3

Remaining gross profit % less excise taxes (non-GAAP)	12.90%	13.05%	12.89%		13.07%
Gross profit %	11.91%	12.11%	11.89%		12.11%
Gross profit % less excise taxes (non-GAAP)	12.89%	13.03%	12.86%		13.02%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2) For 2017, we received OTP tax refunds of $1.2 million related to prior years' taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017, did not change materially during the six months ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None during the three months ended June 30, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated as of May 19, 2017, by and among Core-Mark Midcontinent, Inc., Farner-Bocken Company, Farner-Bocken Building Company, L.L.C. and Dennis Anderson as the Sellers’ Representation(incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 13, 2017).

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

Core-Mark Holding Company, Inc.

August 8, 2017	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

August 8, 2017	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer