Form 10-Q
period 2017-09-30
Core-Mark Holding Company, Inc.
filed 2017-11-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐    No  ☒
As of November 3, 2017, 46,191,446 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$55.8	$26.4
Restricted cash	—	15.3
Accounts receivable, net of allowance for doubtful accounts of $7.1 as of September 30, 2017 and December 31, 2016	458.6	365.9
Other receivables, net	101.1	106.5
Inventories, net (Note 4)	626.7	596.6
Deposits and prepayments	54.6	82.8
Total current assets	1,296.8	1,193.5
Property and equipment, net	250.4	194.7
Goodwill	79.4	36.0
Other intangible assets, net	58.7	41.5
Other non-current assets, net	23.7	26.5
Total assets	$1,709.0	$1,492.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173.2	$119.2
Book overdrafts	45.4	37.9
Cigarette and tobacco taxes payable	240.8	259.8
Accrued liabilities	141.4	131.8
Total current liabilities	600.8	548.7
Long-term debt (Note 5)	500.3	347.7
Deferred income taxes	27.6	25.3
Other long-term liabilities	14.1	11.5
Claims liabilities	26.3	26.8
Pension liabilities	2.3	2.4
Total liabilities	1,171.4	962.4
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,397,668 and 52,227,511 shares issued; 46,191,446 and 46,152,958 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	0.5	0.5
Additional paid-in capital	275.3	275.5
Treasury stock at cost (6,206,222 and 6,074,553 shares of common stock at September 30, 2017 and December 31, 2016, respectively)	(74.3)	(70.7)
Retained earnings	348.9	338.7
Accumulated other comprehensive loss	(12.8)	(14.2)
Total stockholders’ equity	537.6	529.8
Total liabilities and stockholders’ equity	$1,709.0	$1,492.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$4,310.7	$3,993.9	$11,615.6	$10,692.6
Cost of goods sold	4,088.5	3,795.0	11,033.3	10,154.7
Gross profit	222.2	198.9	582.3	537.9
Warehousing and distribution expenses	137.4	117.4	370.1	315.0
Selling, general and administrative expenses	57.0	57.6	166.5	160.0
Amortization of intangible assets	2.4	1.7	6.0	3.8
Total operating expenses	196.8	176.7	542.6	478.8
Income from operations	25.4	22.2	39.7	59.1
Interest expense	(3.9)	(1.5)	(7.9)	(3.3)
Interest income	0.1	—	0.2	0.1
Foreign currency transaction gains (loss), net	0.2	(0.5)	1.9	(0.1)
Income before income taxes	21.8	20.2	33.9	55.8
Provision for income taxes (Note 7)	(8.1)	(6.7)	(11.2)	(20.3)
Net income	$13.7	$13.5	$22.7	$35.5

Basic net income per common share (Note 9)	$0.29	$0.29	$0.49	$0.77

Diluted net income per common share (Note 9)	$0.29	$0.29	$0.49	$0.76

Basic weighted-average shares (Note 9)	46.3	46.3	46.3	46.3

Diluted weighted-average shares (Note 9)	46.4	46.5	46.4	46.5

Dividends declared and paid per common share (Note 11)	$0.09	$0.08	$0.27	$0.24
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$13.7	$13.5	$22.7	$35.5
Other comprehensive income, net of tax:
Defined benefit plan adjustments	0.1	0.3	0.2	0.5
Foreign currency translation gains (loss), net	2.8	(0.2)	1.2	1.6
Other comprehensive income, net of tax	2.9	0.1	1.4	2.1
Comprehensive income	$16.6	$13.6	$24.1	$37.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$22.7	$35.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	14.6	10.0
Amortization of debt issuance costs	0.6	0.3
Stock-based compensation expense	3.5	5.5
Bad debt expense, net	0.9	1.6
Depreciation and amortization	39.6	31.2
Foreign currency (gains) loss, net	(1.9)	0.1
Deferred income taxes	2.1	3.6
Pension settlement expenses	—	1.2
Changes in operating assets and liabilities:
Accounts receivable, net	(48.7)	(48.6)
Other receivables, net	6.2	(39.2)
Inventories, net	(2.7)	(74.3)
Deposits, prepayments and other non-current assets	36.3	(31.6)
Accounts payable	53.5	(25.9)
Cigarette and tobacco taxes payable	(23.0)	36.2
Pension, claims, accrued and other long-term liabilities	5.6	39.3
Excess tax deductions associated with stock-based compensation	—	(2.8)
Net cash provided by (used in) operating activities	109.3	(57.9)
Cash flows from investing activities:
Acquisition of business	(169.0)	(88.4)
Change in restricted cash	15.3	0.5
Additions to property and equipment, net	(44.0)	(44.5)
Capitalization of software and related development costs	(3.4)	(5.1)
Net cash used in investing activities	(201.1)	(137.5)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,273.9	1,164.8
Repayments under revolving credit facility	(1,135.9)	(949.9)
Payments of financing costs	(1.8)	(1.5)
Payments on capital leases	(1.5)	(1.8)
Dividends paid	(12.6)	(11.3)
Repurchases of common stock	(3.6)	(7.2)
Proceeds from exercise of common stock options	—	0.3
Tax withholdings related to net share settlements of restricted stock units	(3.6)	(5.4)
Excess tax deductions associated with stock-based compensation	—	2.8
Increase in book overdrafts	7.4	13.7
Net cash provided by financing activities	122.3	204.5
Effects of changes in foreign exchange rates	(1.1)	1.3
Change in cash and cash equivalents	29.4	10.4
Cash and cash equivalents, beginning of period	26.4	12.5
Cash and cash equivalents, end of period	$55.8	$22.9
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$13.0	$14.4
Interest	$6.5	$2.3
Non-cash capital lease obligations incurred	$0.7	$0.2
Non-cash indemnification holdback	$5.0	$—
Unpaid property and equipment purchases included in accrued liabilities	$0.3	$1.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 46,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small-format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements, which are included in its 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
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
Adoption of Accounting Pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation: Topic 718: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company adopted this pronouncement on a prospective basis effective January 1, 2017. The new guidance simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016. As a result of the adoption, the Company recognized excess tax benefits in net income of approximately $1.5 million for the nine months ended September 30, 2017. Also as a result of the adoption, excess tax benefits are included in operating activities rather than classified as a financing activity on the statement of cash flows on a prospective basis. The Company will maintain the current policy of estimating forfeitures expected to occur to determine stock-based compensation expense.
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

Recent Accounting Standards or Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  This standard is effective for the Company in the first quarter of 2018.  The Company will adopt this standard using the modified retrospective method.  As a result of its assessment, the Company has identified the following areas that are expected to be relevant to the financial statements: (i) presentation of certain items, including excise taxes on a gross or net basis; (ii) deferral and amortization of contract fulfillment costs; (iii) recognition of contract assets and liabilities for certain contracts that are performed but not completed; and (iv) the timing of recognition of variable consideration received from vendors and paid to customers.  Based on work undertaken to date, the new revenue standard is not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.  Once adopted, the Company will provide expanded disclosures regarding the characteristics of its revenue.
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
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the statements of cash flows to reconcile the changes in the total of cash, cash equivalents, and restricted cash. As a result, transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. As a result of this pronouncement, the Company expects that it will combine its historical movements of restricted cash, with those of non-restricted cash and cash equivalents, as reflected in the Company’s Consolidated Statements of Cash Flows.
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
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost. The new guidance requires employers that sponsor defined benefit pension and other post-retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered and further requires that only the service cost component will be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, although early adoption is permitted. The update may result in retrospective re-classification of costs. There will be no impact on consolidated net income. On September 14, 2016, the Board of Directors approved the termination of the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 11.4%, and 12.3% of the Company’s net sales for the three and nine months ended September 30, 2017, respectively. No other customers individually accounted for more than 10% of sales for these periods. The Company had two customers during the same periods in 2016 that each accounted for more than 10% of sales. These customers, Murphy U.S.A., and Alimentation Couche-Tard, Inc., together represented approximately 23% of the Company's sales for the three and nine months ended September 30, 2016. No single customer accounted for 10% or more of the Company’s accounts receivables as of September 30, 2017 or December 31, 2016.

3.	Acquisition
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company ("Farner-Bocken"), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and will further enhance the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million, of which, $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback will be released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. The acquisition was funded through borrowings under the Company's revolving credit facility. As a result of the acquisition, the number of customer locations the Company services increased by approximately 4,500.
The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The following table presents the assets acquired and liabilities assumed, based on their fair values and purchase consideration as of the acquisition date (in millions):

July 10, 2017
Accounts receivable	$43.2
Other receivables	0.4
Inventories	35.5
Deposits and prepayments	10.2
Property and equipment	39.5
Goodwill	43.4
Other intangible assets	20.5
Less: Capital lease liability	(16.7)
Less: Accrued liabilities, and other	(2.0)
Total consideration	$174.0
The fair values are based on preliminary estimates and are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The Company determined the fair values of intangible assets acquired with the assistance of independent valuation consultants. Based on the preliminary valuation, intangible assets acquired include the following (in millions):

	Fair Value in Millions	Useful Life in Years
Customer relationships	$17.6	10-12
Non-competition agreements	0.1	4-6
Trade names	2.8	1-2
Total Other intangible assets	$20.5

The results of Farner-Bocken's operations have been included in the Company’s unaudited condensed consolidated interim financial statements since the date of acquisition. The Company incurred $0.3 million and $1.7 million of acquisition-related costs, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2017. Simultaneous with the closing of the acquisition, the Company executed a capital lease for a warehouse facility in Carroll, Iowa. The lease has an initial 15 year term and a capital lease obligation of $16.7 million as of September 30, 2017.

Supplemental Pro Forma Information
The following unaudited supplemental pro forma information for the three and nine months ended September 30, 2017, assumes the asset acquisition of Farner-Bocken had occurred as of January 1, 2016, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition-related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Farner-Bocken been operated as part of the Company since January 1, 2016. Furthermore, the pro forma results do not intend to project the future results of operations of the Company.
The following table presents consolidated unaudited pro forma results of operations for the three and nine months ended September 30, assuming the acquisition of Farner-Bocken had occurred as of January 1, 2016 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017[1]	2016[1]	2017[1]	2016[1]
	Pro forma	Pro forma	Pro forma	Pro forma
Net sales	$4,310.7	$4,356.2	$12,355.9	$11,702.0
Net income	13.9	16.8	27.6	42.5
Basic earnings per share	$0.30	$0.36	$0.60	$0.92
Diluted earnings per share	0.30	0.36	0.59	0.91

(1)	Includes consolidated results of Farner-Bocken.

4.    Inventories, net
Inventories consist of the following (in millions):

	September 30, 2017	December 31, 2016
Inventories at FIFO, net of reserves	$771.9	$727.0
Less: LIFO reserve	(145.2)	(130.4)
Total inventories at LIFO, net of reserves	$626.7	$596.6
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $145.2 million and $130.4 million higher as of September 30, 2017 and December 31, 2016, respectively. The Company recorded LIFO expense of $6.0 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $14.8 million and $10.0 million for the nine months ended September 30, 2017 and 2016, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	September 30, 2017	December 31, 2016
Amounts borrowed under Credit Facility	$474.0	$336.0
Obligations under capital leases	26.3	11.7
Total long-term debt	$500.3	$347.7
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750 million, as of September 30, 2017, limited by a borrowing base consisting of eligible accounts receivable and inventories. On March 28, 2017, the Company entered into a tenth amendment to the Credit Facility (the "Tenth Amendment"), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature, which can be increased up to an additional $200 million. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate ("LIBOR") or Canadian Dollar Offer Rate ("CDOR") based loans prepaid prior to the end of an interest period.
The Company incurred fees of approximately $1.8 million in connection with the Tenth Amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30, 2017	December 31, 2016
Amounts borrowed	$474.0	$336.0
Outstanding letters of credit	14.2	17.4
Amounts available to borrow (1)	249.2	224.8
___________________________________________

(1)	Excluding expansion features as of September 30, 2017 and December 31, 2016 of $200.0 million and $100.0 million, respectively.
Average borrowings during the three and nine months ended September 30, 2017 were $465.9 million and $325.2 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $605.0 million. The increase in borrowings was due primarily to the cash payment for the acquisition of Farner-Bocken of $169.0 million, which was completed on July 10, 2017, and a temporary increase in inventory in anticipation of cigarette price increases, which occurred in September 2017. For the three and nine months ended September 30, 2016, average borrowings were $228.8 million and $139.1 million, respectively, with amounts borrowed at any one time outstanding, ranging from zero to $280.0 million.
The weighted-average interest rates on the Credit Facility for the three and nine months ended September 30, 2017 were 2.5% and 2.3%, respectively, compared to 1.7% for both the same periods in 2016. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million and $0.8 million during the three and nine months ended September 30, 2017, and $0.1 million and $0.5 million during the three and nine months ended September 30, 2016, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, compared to $0.1 million and $0.3 million for the three months and nine months ended September 30, 2016, respectively. Unamortized debt issuance costs were $3.5 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively.

6.	Contingencies
Litigation
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.

7.	Income Taxes
The Company’s effective tax rate was 37.2% and 33.0% for the three and nine months ended September 30, 2017, respectively, compared to 33.2% and 36.4% for the same periods in 2016.
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Federal income tax provision at the statutory rate	$7.7	35.0%	$7.1	35.0%	$11.9	35.0%	$19.5	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	0.8	3.9	0.7	3.4	1.3	3.8	1.9	3.3
Decrease in unrecognized tax benefits (inclusive of related interest and penalty)	(0.3)	(1.3)	(0.4)	(1.8)	(0.3)	(0.8)	(0.4)	(0.7)
Excess tax benefits from stock-based award payments (1)	—	—	—	—	(1.5)	(4.5)	—	—
Tax credits and other, net	(0.1)	(0.4)	(0.7)	(3.4)	(0.2)	(0.5)	(0.7)	(1.2)
Income tax provision	$8.1	37.2%	$6.7	33.2%	$11.2	33.0%	$20.3	36.4%

(1)	As the result of the adoption of ASU 2016-09, the Company recognized excess tax benefits of approximately $1.5 million, for the nine months ended September 30, 2017.
The Company had no unrecognized tax benefits related to federal, state and foreign taxes at September 30, 2017 and had approximately $0.2 million unrecognized tax benefits related to federal, state and foreign taxes at December 31, 2016.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 to 2016 tax years remain subject to examination by federal and state authorities. The 2012 and 2013 tax years are still open for certain state tax authorities. The 2010 to 2016 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans.
On September 14, 2016, the Board of Directors approved the termination of the Company’s qualified defined-benefit pension plan. The Company expects its pension liabilities will be settled through either lump sum payments or purchased annuities by December 31, 2017. At settlement, the Company expects to recognize a non-cash charge related to unrecognized actuarial losses in accumulated other comprehensive income (loss) of between $17.0 million and $19.0 million. Settling the plan will eliminate cash contributions, lower future expenses and eliminate the risk of rising Pension Benefit Guaranty Corporation premiums.
The following table provides the components of the net periodic benefit cost of the qualified defined-benefit pension plan (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
PENSION BENEFITS COST
Interest cost	$0.3	$0.3	$0.9	$0.9
Expected return on plan assets	(0.3)	(0.4)	(0.7)	(1.4)
Amortization of net actuarial loss	0.2	0.1	0.6	0.5
Settlement charge	—	1.2	—	1.2
Net periodic benefit cost	$0.2	$1.2	$0.8	$1.2
The Company earned less than $0.1 million and $0.2 million in net periodic benefit income related to the post-retirement benefit plan for the three and nine months ended September 30, 2017, respectively, compared to $0.1 million in net periodic benefit costs for the three and nine months ended September 30, 2016.
The Company made no contributions to the Pension Plans during the three and nine months ended September 30, 2017. The Company made total contributions of $1.9 million during the same periods in 2016. During the remainder of 2017, the Company expects to contribute a total of $0.1 million to the post-retirement benefit plan and between $4.0 million to $6.0 million to the defined-benefit pension plan, primarily as a result of the expected termination of the plan.

9. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2017			2016
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$13.7	46.3	$0.29	$13.5	46.3	$0.29
Effect of dilutive common share equivalents:
Restricted stock units	—	—	—	—	0.1	—
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$13.7	46.4	$0.29	$13.5	46.5	$0.29
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.

	Nine Months Ended September 30,
	2017			2016
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$22.7	46.3	$0.49	$35.5	46.3	$0.77
Effect of dilutive common share equivalents:
Restricted stock units	—	—	—	—	0.1	(0.01)
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$22.7	46.4	$0.49	$35.5	46.5	$0.76
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.

The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 147,625 and 278,482, for the three and nine months ended September 30, 2017, respectively, and 6,457 and 308,195, for the same periods in 2016, respectively.

10.	Stock-based Compensation Plans
Grant Activities
During the nine months ended September 30, 2017 and 2016, the Company granted 167,086 and 124,077 time-vesting restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $38.78 and $38.21, respectively.
For the nine months ended September 30, 2017, the Company granted 126,220 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $39.34. The 126,220 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2017, to be measured in early 2018. For the nine months ended September 30, 2016, the Company granted 156,576 performance-based shares to certain of its employees at a weighted-average grant date fair value of $38.47, of which none were ultimately earned and the shares have been canceled.

Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.2 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation cost of $3.5 million and $5.5 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $10.6 million at September 30, 2017, which is expected to be recognized over a weighted-average period of 1.7 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2017 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2017	$0.09	March 13, 2017	$4.2	March 28, 2017
May 8, 2017	$0.09	May 25, 2017	$4.2	June 22, 2017
August 7, 2017	$0.09	August 29, 2017	$4.2	September 15, 2017
November 6, 2017	$0.10	November 28, 2017	N/A (1)	December 22, 2017
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock

On August 28, 2017, the Company's Board of Directors authorized a new $40.0 million stock repurchase program (the "Program"). At the time of the approval, we had $0.2 million remaining under our prior stock repurchase program which was subsequently retired unused. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board withdraws its authorization. As of September 30, 2017, there was $38.6 million available for future share repurchases under the Program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,(1)		September 30,(1)
	2017	2016	2017	2016
Number of shares repurchased	131,669	99,210	131,669	188,126
Average price per share	$27.74	$37.77	$27.74	$38.52
Total repurchase costs	$3.6	$3.7	$3.6	$7.2
(1)    Amounts have been rounded for presentation purposes and might differ from unrounded results.

12.	Segment and Geographic Information
The Company identifies its operating segments based primarily on the methods used by the Chief Operating Decision Maker (“CODM”) to evaluate performance and make decisions. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada, which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada that aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
United States	$3,904.6	$3,591.0	$10,539.9	$9,634.3
Canada	394.5	387.7	1,045.1	1,030.2
Corporate (1)	11.6	15.2	30.6	28.1
Total	$4,310.7	$3,993.9	$11,615.6	$10,692.6

Income (loss) before income taxes:
United States	$27.2	$24.8	$42.8	$59.1
Canada	2.2	2.3	6.3	3.4
Corporate (2)	(7.6)	(6.9)	(15.2)	(6.7)
Total	$21.8	$20.2	$33.9	$55.8

Interest expense:
United States	$13.1	$9.9	$34.6	$29.7
Canada	0.1	0.2	0.6	0.7
Corporate (3)	(9.3)	(8.6)	(27.3)	(27.1)
Total	$3.9	$1.5	$7.9	$3.3

Depreciation and amortization:
United States	$10.3	$7.7	$27.7	$22.5
Canada	0.6	0.7	1.8	1.9
Corporate (4)	4.4	3.0	10.1	6.8
Total	$15.3	$11.4	$39.6	$31.2

Capital expenditures:
United States	$12.7	$21.1	$42.6	$42.9
Canada	0.5	0.6	1.4	1.6
Total	$13.2	$21.7	$44.0	$44.5
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	September 30, 2017	December 31, 2016
Identifiable assets:
United States	$1,588.3	$1,312.5
Canada	120.7	179.7
Total	$1,709.0	$1,492.2

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Cigarettes	$2,958.6	$2,855.3	$8,111.5	$7,601.0
Food	447.2	387.5	1,145.5	1,047.2
Fresh	122.4	106.4	322.5	289.2
Candy	249.1	165.6	601.3	465.9
Other tobacco products	343.8	306.7	925.7	829.2
Health, beauty & general	131.7	118.0	367.8	320.5
Beverages	56.9	53.3	140.8	137.1
Equipment/other	1.0	1.1	0.5	2.5
Total food/non-food products	1,352.1	1,138.6	3,504.1	3,091.6
Total net sales	$4,310.7	$3,993.9	$11,615.6	$10,692.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 46,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of September 30, 2017, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Third Quarter Overview
During the third quarter of 2017, we continued to benefit from net market share gains, including the acquisition of Farner-Bocken Company (Farner-Bocken) in July 2017, and improved our food/non-food sales through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable.
Our net sales in the third quarter of 2017 increased 7.9%, or $316.8 million, to $4,310.7 million compared to $3,993.9 million for the same period in 2016. Net sales of food/non-food increased 18.8% for the third quarter of 2017 driven primarily by net market share gains, including our acquisition of Farner-Bocken, and an increase in sales to existing customers. Net sales of cigarettes increased 3.6% during the quarter driven primarily by the acquisition of Farner-Bocken and increases in cigarette manufacturer prices and excise taxes, offset by a decline in carton sales to existing customers.
Gross profit in the third quarter of 2017 increased 11.7%, or $23.3 million, to $222.2 million from $198.9 million for the same period in 2016 driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food/non-food products compared to our average distribution center, and an increase in cigarette inventory holding gains.
Gross profit margin in the third quarter of 2017 was 5.2% of total net sales compared to 5.0% for the same period in 2016.
Operating expenses in the third quarter of 2017 increased 11.4%, or $20.1 million, to $196.8 million from $176.7 million for the same period in 2016. The increase was due primarily to the addition of Farner-Bocken and additional costs related to servicing 7-Eleven.
Net income in the third quarter of 2017 was $13.7 million compared to $13.5 million for the same period in 2016. Adjusted EBITDA(1) for the third quarter of 2017 increased 22.2%, or $8.7 million, to $47.9 million from $39.2 million for the same period in 2016. The increase in net income and Adjusted EBITDA was due primarily to the addition of Farner-Bocken, net market share gains and an increase in inventory holding gains, offset by increases in operating expenses.

___________________

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
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken Company (Farner-Bocken), located in Carroll Iowa, for purchase consideration of $174.0 million. The acquisition of Farner-Bocken further expands our market share in the Midwest. Farner-Bocken's estimated annual net sales are approximately $1.4 billion. As a result of the acquisition, the number of customer locations we service increased by approximately 4,500. In 2017, we incurred $1.7 million of start-up and due diligence costs related to the acquisition.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We are the primary distributor to these stores for candy, tobacco and certain snack foods. Candy sales, the largest product category serviced under this arrangement, contributed approximately 50% to the total sales for this category for the third quarter of 2017.

•
In October 2016, we began service of our five-year supply agreement with 7-Eleven, Inc. as the primary wholesale distributor to approximately 900 stores serviced from three of our divisions in the western U.S. - Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

•
In June 2016, we acquired substantially all of the assets of Pine State, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of $88.4 million. We incurred $2.2 million in related start-up and due diligence costs in 2016.

During the third quarter of 2017, we continued to focus on growing sales in our “Fresh” categories by improving our customers’ product assortment and in-store marketing efforts. We believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to fresh and healthy items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.
Sales of Fresh to existing customers increased approximately 10.0%, however, this was offset by the expiration of our distribution agreements with Circle K and Kroger as described more fully below.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016 (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2017			September 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$316.8	$4,310.7	100.0%	—%	$3,993.9	100.0%	—%
Net sales — Cigarettes	103.3	2,958.6	68.6	62.7	2,855.3	71.5	66.2
Net sales — Food/non-food	213.5	1,352.1	31.4	37.3	1,138.6	28.5	33.8
Net sales, less excise taxes (non-GAAP) (2)	234.3	3,349.1	77.7	100.0	3,114.8	78.0	100.0
Gross profit (3)	23.3	222.2	5.2	6.6	198.9	5.0	6.4
Warehousing and
distribution expenses	20.0	137.4	3.2	4.1	117.4	2.9	3.8
Selling, general and
administrative expenses	(0.6)	57.0	1.3	1.7	57.6	1.4	1.8
Amortization of
intangible assets	0.7	2.4	0.1	0.1	1.7	—	0.1
Income from operations	3.2	25.4	0.6	0.8	22.2	0.6	0.7
Interest expense	2.4	(3.9)	(0.1)	—	(1.5)	—	—
Interest income	0.1	0.1	—	—	—	—	—
Foreign currency transaction
gains (loss), net	0.7	0.2	—	—	(0.5)	—	—
Income before taxes	1.6	21.8	0.5	0.7	20.2	0.5	0.6
Net income	0.2	13.7	0.3	0.4	13.5	0.3	0.4
Adjusted EBITDA (non-GAAP) (4)	8.7	47.9	1.1	1.4	39.2	1.0	1.3
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales in the third quarter of 2017 increased by $316.8 million, or 7.9%, to $4,310.7 million, from $3,993.9 million for the same period in 2016. The increase in net sales was driven primarily by net market share gains, including the acquisition of Farner-Bocken in July 2017 and the addition of 7-Eleven and Walmart, which we started servicing during the fourth quarter of 2016, and the second quarter of 2017, respectively. In addition, net sales for the third quarter of 2017 benefited from increases in cigarette manufacturers' prices, increases in cigarette excise taxes in certain jurisdictions and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales and a reduction in sales related to the expiration of the distribution agreements with Circle K and Kroger, which together decreased sales for the third quarter of 2017 by 9.7% compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2017 increased by $103.3 million, or 3.6%, to $2,958.6 million from $2,855.3 million for the same period in 2016. The increase in cigarette net sales was driven primarily by a 7.9% increase in the average sales price per carton, including excise taxes, the addition of Farner-Bocken carton sales, offset by a decrease of 11.5% in other carton sales. The increase in the average sales price per carton was due primarily to increases in excise taxes in the State of California and certain other jurisdictions and the increase in cigarette manufacturers' prices. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 11.9% and 6.6% for the U.S. and Canada, respectively, driven primarily by increases in cigarette excise taxes in California and certain other jurisdictions, increases in manufacturers' prices, the expiration of the aforementioned distribution agreements and one less selling day in the third quarter this year.

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
Total net cigarette sales as a percentage of total net sales was 68.6% in the third quarter of 2017 compared to 71.5% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2017 increased $213.5 million, or 18.8%, to $1,352.1 million from $1,138.6 million for the same period in 2016.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	September 30,
	2017	2016	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$447.2	$387.5	$59.7	15.4%
Fresh	122.4	106.4	16.0	15.0%
Candy	249.1	165.6	83.5	50.4%
OTP	343.8	306.7	37.1	12.1%
Health, beauty & general	131.7	118.0	13.7	11.6%
Beverages	56.9	53.3	3.6	6.8%
Equipment/other	1.0	1.1	(0.1)	NA
Total Food/Non-food Products	$1,352.1	$1,138.6	$213.5	18.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in food/non-food sales for the third quarter of 2017 was driven primarily by an increase in sales to existing customers and net market share gains including our acquisition of Farner-Bocken, offset by the expiration of the aforementioned distribution agreements. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our OTP and Health, beauty & general categories continued to benefit from higher sales of smokeless tobacco and e-cigarettes products, respectively.  We believe the overall trend toward the increased use of smokeless tobacco and e-cigarettes products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 31.4% for the third quarter of 2017 compared to 28.5% for the same period in 2016.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in the third quarter of 2017 increased $23.3 million, or 11.7%, to $222.2 million from $198.9 million for the same period in 2016 driven primarily by the acquisition of Farner-Bocken in July 2017 and the addition of 7-Eleven and Walmart, offset by the expiration of the aforementioned distribution agreements. Additionally, cigarette holding gains were $6.6 million for the third quarter of 2017 compared to $0.4 million for the same period in 2016.
Gross profit margin was 5.15% of total net sales in the third quarter of 2017 compared to 4.98% for the same period in 2016. The increase in gross profit margin was due primarily to higher cigarette inventory holding gains and the acquisition of Farner-Bocken, which has a higher sales mix of food/non-food products compared to our average distribution center. The aforementioned margin increase was offset partially by increases in both cigarette excise taxes and manufacturers' prices, which compressed gross profit by approximately 20 basis points.
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

The past several years, cigarette manufacturers in the U.S. typically have raised prices in the second and fourth quarters of each calendar year. In the current year, such price increases occurred in the first and third quarter of 2017. We expect that cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
LIFO expense was $6.0 million for the third quarter of 2017 compared to $3.7 million for the same period of 2016, in part due to higher inventory levels over the comparative periods. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		September 30, 2017			September 30, 2016
	Increase	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$316.8	$4,310.7	100.0%	—%	$3,993.9	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	234.3	3,349.1	77.7	100.0	3,114.8	78.0	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$6.2	$6.6	0.15%	0.20%	$0.4	0.01%	0.01%
LIFO expense	2.3	(6.0)	(0.14)	(0.18)	(3.7)	(0.09)	(0.12)
Remaining gross profit (non-GAAP) (4)	19.4	221.6	5.14	6.62	202.2	5.06	6.49
Gross profit	$23.3	$222.2	5.15%	6.64%	$198.9	4.98%	6.38%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)
For 2017, $6.6 million of the cigarette inventory holding gains were attributable to the U.S. For 2016, $0.1 million and $0.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $19.4 million, or 9.6%, to $221.6 million for the third quarter of 2017 from $202.2 million for the same period in 2016. Remaining gross profit margin was 5.14% in the third quarter of 2017 compared to 5.06% for the same period in 2016. The increase in remaining gross profit margin was due to the acquisition of Farner-Bocken, offset by the compressing impact of increases in both cigarette manufacturers' prices and excise taxes.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), decreased $0.3 million, or 0.5%, to $57.9 million for the third quarter of 2017 from $58.2 million for the same period in 2016. The 3.9% decline in carton sales was offset by a 3.5% increase in remaining gross profit per carton driven primarily by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-Food remaining gross profit to Food/Non-Food gross profit in "Non-GAAP financial information"), increased $19.7 million, or 13.7% to $163.7 million, for the third quarter of 2017, from $144.0 million the same period in 2016 driven primarily by an increase in sales to existing customers. Food/non-food remaining gross profit margin decreased 53 basis points to 12.11% for the third quarter of 2017 compared with 12.64% for the same period in 2016. The decrease was driven in part by the addition of our agreements with 7-Eleven and Walmart, as well as a higher sales mix of OTP, which has significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting this decrease, were the effects of the expiration of our agreements with Circle-K and Kroger, as well as higher remaining gross profit margins generated by Farner-Bocken.

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
For the third quarter of 2017, our remaining gross profit for food/non-food products was 73.9% of our total remaining gross profit compared to 71.2% for the same period in 2016.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses, and amortization of intangible assets. In the third quarter of 2017, operating expenses increased by $20.1 million, or 11.4%, to $196.8 million from $176.7 million for the same period in 2016. The increase was due primarily to the addition of Farner-Bocken, acquired in July 2017, and higher warehousing and distribution expenses at two of our distribution centers related primarily to the servicing of 7-Eleven. As a percentage of net sales, total operating expenses were 4.6% for the third quarter of 2017 compared to 4.4% for the same period in 2016.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $20.0 million, or 17.0%, to $137.4 million in the third quarter of 2017 from $117.4 million for the same period in 2016. The increase in warehousing and distribution expenses in the third quarter of 2017 was due primarily to the acquisition of Farner-Bocken, and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the third quarter of 2017 compared to 2.9% for the same period in 2016.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $0.6 million, or 1.0%, in the third quarter of 2017, to $57.0 million from $57.6 million for the same period in 2016. The increase in SG&A expenses from the acquisition of Farner-Bocken was offset by cost reductions in the third quarter of 2017. The third quarter of 2016 included a pension settlement charge of $1.2 million which did not reoccur in the third quarter of 2017. As a percentage of net sales, SG&A expenses were 1.3% for the third quarter of 2017 compared to 1.4% for the same period in 2016.
Amortization Expenses. Amortization expenses increased $0.7 million, to $2.4 million, for the three months ended September 30, 2017 compared to $1.7 million for the same period in 2016. The increase was due primarily to the amortization of intangible assets related to our acquisition of Farner-Bocken and software costs.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $3.9 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. The increase in interest expense was due primarily to higher borrowings to support business growth and increases in interest rates. Average borrowings in the third quarter of 2017 were $465.9 million, with a weighted average interest rate of 2.5%, compared to average borrowings of $228.8 million and a weighted average interest rate of 1.7% for the same period in 2016.
Foreign Currency Transaction Gains, Losses, Net.  We recognized foreign currency gains of $0.2 million in the third quarter of 2017 compared to losses of $0.5 million for the same period in 2016. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. Our effective tax rate was 37.2% for the three months ended September 30, 2017, compared to 33.2% for the same period in 2016.  The lower effective tax rate for the three months ended September 30, 2016 was due primarily to higher benefits in 2016 related to the adjustment of 2015 estimates, and a benefit related to the expiration of statute of limitations for uncertain tax positions and related interest recovery. We currently expect our effective tax rate to approximate 36.0% for 2017.
Adjusted EBITDA. Adjusted EBITDA increased $8.7 million, to $47.9 million for the third quarter of 2017 from $39.2 million for the same period last year. The increase in Adjusted EBITDA was due primarily to the addition of Farner-Bocken, market share gains, and an increase in inventory holding gains in the third quarter of 2017, offset by the expiration of the aforementioned distribution agreements and increases in operating expenses as described more fully above (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Results of Operations
Comparison of the Nine Months Ended September 30, 2017 and 2016 (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2017			September 30, 2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$923.0	$11,615.6	100.0%	—%	$10,692.6	100.0%	—%
Net sales — Cigarettes	510.5	8,111.5	69.8	64.2	7,601.0	71.1	66.2
Net sales — Food/non-food	412.5	3,504.1	30.2	35.8	3,091.6	28.9	33.8
Net sales, less excise taxes (non-GAAP) (2)	558.4	9,044.4	77.9	100.0	8,486.0	79.4	100.0
Gross profit (3)	44.4	582.3	5.0	6.4	537.9	5.0	6.3
Warehousing and
distribution expenses	55.1	370.1	3.2	4.1	315.0	2.9	3.7
Selling, general and
administrative expenses	6.5	166.5	1.4	1.8	160.0	1.5	1.9
Amortization of
intangible assets	2.2	6.0	0.1	0.1	3.8	—	—
Income from operations	(19.4)	39.7	0.3	0.4	59.1	0.6	0.7
Interest expense	4.6	(7.9)	(0.1)	(0.1)	(3.3)	—	—
Interest income	0.1	0.2	—	—	0.1	—	—
Foreign currency transaction
gains (loss), net	2.0	1.9	—	—	(0.1)	—	—
Income before taxes	(21.9)	33.9	0.3	0.4	55.8	0.5	0.7
Net income	(12.8)	22.7	0.2	0.3	35.5	0.3	0.4
Adjusted EBITDA (non-GAAP) (4)	(8.2)	97.6	0.8	1.1	105.8	1.0	1.2
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales for the nine months ended September 30, 2017 increased by $923.0 million, or 8.6%, to $11,615.6 million, from $10,692.6 million for the same period in 2016. The increase in net sales was driven primarily by net market share gains, including the acquisitions of Farner-Bocken in July 2017 and Pine State in June 2016, and the addition of 7-Eleven and Walmart, which we started servicing during the fourth quarter of 2016 and the second quarter of 2017, respectively. In addition, net sales for the nine months ended September 30, 2017 benefited from increases in cigarette excise taxes in certain jurisdictions, increases in cigarette manufacturers' prices, and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales to existing customers, and a reduction in sales related to the expiration of the distribution agreements with Circle K and Kroger, which decreased sales for the nine months ended September 30, 2017 by 8.3% compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2017 increased by $510.5 million, or 6.7%, to $8,111.5 million from $7,601.0 million for the same period in 2016. The increase in cigarette net sales was driven primarily by an 8.1% increase in the average sales price per carton, the addition of carton sales from Farner-Bocken and Pine State, offset by a decrease of 7.1% in other carton sales. The increase in the average sales price per carton was due primarily to increases in excise taxes in the State of California and certain other jurisdictions and an increase in cigarette manufacturers' prices. Cigarette carton sales, excluding the impacts of Farner-Bocken and Pine State decreased by 7.5% and 2.7% for the U.S. and

Canada, respectively. The decrease in cigarette carton sales was due primarily to increases in cigarette excise taxes in California and certain other jurisdictions, increases in manufacturers' prices and general consumption declines.
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
Total net cigarette sales as a percentage of total net sales was 69.8% for the nine months ended September 30, 2017 compared to 71.1% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2017 increased $412.5 million, or 13.3%, to $3,504.1 million from $3,091.6 million for the same period in 2016.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Nine Months Ended
	September 30,
	2017	2016	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,145.5	$1,047.2	$98.3	9.4%
Fresh	322.5	289.2	33.3	11.5%
Candy	601.3	465.9	135.4	29.1%
OTP	925.7	829.2	96.5	11.6%
Health, beauty & general	367.8	320.5	47.3	14.8%
Beverages	140.8	137.1	3.7	2.7%
Equipment/other	0.5	2.5	(2.0)	NA
Total Food/Non-food Products	$3,504.1	$3,091.6	$412.5	13.3%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in food/non-food sales for the nine months ended September 30, 2017 was driven primarily by net market share gains, including our acquisitions of Farner-Bocken and Pine State and an increase in sales to existing customers, offset by the expiration of the aforementioned distribution agreements. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our OTP and Health, beauty & general categories continued to benefit from higher sales of smokeless tobacco and e-cigarettes products, respectively.  We believe the overall trend toward the increased use of smokeless tobacco and e-cigarettes products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 30.2% for the nine months ended September 30, 2017 compared to 28.9% for the same period in 2016.
Gross Profit. Gross profit represents the amount of profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit for the nine months ended September 30, 2017 increased $44.4 million, or 8.3%, to $582.3 million from $537.9 million for the same period in 2016. The increase in gross profit was driven primarily by net market share gains, including the acquisitions of Farner-Bocken and Pine State and a net increase in sales to existing customers, offset by the expiration of the aforementioned distribution agreements.
Gross profit margin was 5.01% of total net sales for the nine months ended September 30, 2017 compared to 5.03% for the same period in 2016. An increase in gross profit margin driven by the shift in sales mix toward higher margin food/non-food items was offset by increases in cigarette excise taxes and manufacturers' prices which compressed gross profit margin by approximately 20 basis points.
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
Our cigarette inventory holding gains were $14.1 million for the nine months ended September 30, 2017 compared to $8.4 million for the same period in 2016. The past several years, cigarette manufacturers in the U.S. typically have raised prices in the second and fourth quarters of each calendar year. In the current year, such price increases occurred in the first and third quarter of 2017. Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers' increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains.
LIFO expense was $14.8 million for the nine months ended September 30, 2017 compared to $10.0 million for the same period of 2016, in part due to higher inventory levels over the comparative periods. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Nine Months Ended			Nine Months Ended
		September 30, 2017			September 30, 2016
	Increase	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$923.0	$11,615.6	100.0%	—%	$10,692.6	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	558.4	9,044.4	77.9	100.0	8,486.0	79.4	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$5.7	$14.1	0.12%	0.16%	$8.4	0.08%	0.10%
OTP tax refunds (4)	1.2	1.2	0.01	0.01	—	—	—
LIFO expense	4.8	(14.8)	(0.13)	(0.16)	(10.0)	(0.10)	(0.12)
Remaining gross profit (non-GAAP) (5)	42.3	581.8	5.01	6.43	539.5	5.05	6.36
Gross profit	$44.4	$582.3	5.01%	6.44%	$537.9	5.03%	6.34%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)
For 2017, $11.5 million of the cigarette inventory holding gains were attributable to the U.S. and $2.6 million to Canada. For 2016, $6.8 million and $1.6 million were attributable to the U.S. and Canada, respectively.

(4)	For the nine months ended September 30, 2017, we received Other Tobacco Products (OTP) tax refunds of $1.2 million related to prior years' taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette and candy inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $42.3 million, or 7.8%, to $581.8 million for the nine months ended September 30, 2017 from $539.5 million for the same period in 2016. Remaining gross profit margin was 5.01% for the nine months ended September 30, 2017 compared to 5.05% for the same period in 2016.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), increased $3.4 million, or 2.1%, to $161.6 million for the nine months ended September 30, 2017 from $158.2 million for the same period in 2016. Cigarette remaining gross profit per carton, increased by approximately 3.5% for the nine months ended September 30, 2017 compared to the same period in 2016 driven primarily by higher manufacturers’ discounts earned as a result of price increases.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-Food remaining gross profit to Food/Non-Food gross profit in "Non-GAAP financial information"), increased $38.9 million, or 10.2% to $420.2 million, for the nine months ended September 30, 2017, from $381.3 million the same period in 2016. Food/non-food remaining gross profit margin decreased 34 basis points to 11.99% for the nine months ended September 30, 2017 compared with 12.33% for the same period in 2016. The decrease was driven in part by the addition of our agreements with 7-Eleven and Walmart, as well as a higher sales mix of OTP, which has significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting this decrease, were the effects of the expiration of the aforementioned distribution agreements.
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
For the nine months ended September 30, 2017, our remaining gross profit for food/non-food products was 72.2% of our total remaining gross profit compared to 70.7% for the same period in 2016.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses, and amortization of intangible assets. For the nine months ended September 30, 2017, operating expenses increased by $63.8 million, or 13.3%, to $542.6 million from $478.8 million for the same period in 2016. The increase was due primarily to our acquisitions of Farner-Bocken and Pine State in July 2017 and June 2016, respectively, and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. As a percentage of net sales, total operating expenses were 4.7% for the nine months ended September 30, 2017 compared to 4.5% for the same period in 2016.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $55.1 million, or 17.5%, to $370.1 million for the nine months ended September 30, 2017 from $315.0 million for the same period in 2016. The increase in warehousing and distribution expenses for the nine months ended September 30, 2017 was due in part to our acquisitions of Farner-Bocken and Pine State, which added expenses of $24.1 million. Additionally, we incurred higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the nine months ended September 30, 2017 compared with 2.9% for the same period in 2016.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $6.5 million, or 4.1%, for the nine months ended September 30, 2017, to $166.5 million from $160.0 million for the same period in 2016. SG&A expenses for the nine months ended September 30, 2017 include incremental expenses of approximately $12.4 million related to the addition of Farner-Bocken and Pine State. In addition, SG&A expenses for the nine months ended September 30, 2016 included a gain of $2.0 million related to a legacy legal settlement with Sonitrol Corporation. As a percentage of net sales, SG&A expenses were 1.4% for the nine months ended September 30, 2017 compared to 1.5% for the same period in 2016.
Amortization Expenses. Amortization expenses increased $2.2 million, to $6.0 million, for the nine months ended September 30, 2017 compared to $3.8 million for the same period in 2016. The increase was due primarily to additional amortization of intangible assets related to our acquisitions and software costs.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $7.9 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest expense was due primarily to increased borrowings to support business growth. Average borrowings for the nine months ended September 30, 2017 were $325.2 million, with a weighted average interest rate of 2.3%, compared to average borrowings of $139.1 million and a weighted average interest rate of 1.7% for the same period in 2016.
Foreign Currency Transaction Gains, Losses, Net.  We recognized foreign currency gains of $1.9 million for the nine months ended September 30, 2017 compared to losses of $0.1 million for the same period in 2016. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. Our effective tax rate was 33.0% for the nine months ended September 30, 2017, compared to 36.4% for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 included a benefit of $1.5 million related to the excess tax benefits from share-based award payments which were recognized under ASU 2016-09.  There were no such benefits recognized for the same period in 2016. We currently expect our effective tax rate to approximate 36.0% for 2017.
Adjusted EBITDA. Adjusted EBITDA decreased $8.2 million, to $97.6 million for the nine months ended September 30, 2017 from $105.8 million for the same period last year. Incremental Adjusted EBITDA generated from Farner-Bocken, market share gains and higher cigarette inventory holding gains was offset by the expiration of the aforementioned distribution agreements and increases in operating expenses as described more fully above (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Net income	$13.7	$13.5		$22.7	$35.5
Interest expense, net (1)	3.8	1.5		7.7	3.2
Provision for income taxes	8.1	6.7		11.2	20.3
Depreciation and amortization	15.3	11.4		39.6	31.2
LIFO expense	6.0	3.7		14.8	10.0
Stock-based compensation expense	1.2	1.9		3.5	5.5
Foreign currency transaction (gains) loss, net	(0.2)	0.5		(1.9)	0.1
Adjusted EBITDA (non-GAAP)	$47.9	$39.2	22.2%	$97.6	$105.8	(7.8)%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cigarettes
Net sales	$2,958.6	$2,855.3	$8,111.5	$7,601.0
Excise taxes in sales (2)	857.8	794.6	2,304.8	1,985.2
Net sales, less excise taxes (non-GAAP) (3)	2,100.8	2,060.7	5,806.7	5,615.8
LIFO expense	4.5	2.9	11.4	8.4
Gross profit (4)	60.0	55.7	164.3	158.2
Gross profit %	2.03%	1.95%	2.03%	2.08%
Gross profit % less excise taxes (non-GAAP)	2.86%	2.70%	2.83%	2.82%
Remaining gross profit (non-GAAP) (6)	$57.9	$58.2	$161.6	$158.2
Remaining gross profit % (non-GAAP)	1.96%	2.04%	1.99%	2.08%
Remaining gross profit % less excise taxes (non-GAAP)	2.76%	2.83%	2.78%	2.82%

Food/Non-food Products
Net sales	$1,352.1	$1,138.6	$3,504.1	$3,091.6
Excise taxes in sales (2)	103.8	84.5	266.4	221.4
Net sales, less excise taxes (non-GAAP) (3)	1,248.3	1,054.1	3,237.7	2,870.2
LIFO expense	1.5	0.8	3.4	1.6
Gross profit (5)	162.2	143.2	418.0	379.7
Gross profit %	12.00%	12.57%	11.93%	12.28%
Gross profit % less excise taxes (non-GAAP)	12.99%	13.59%	12.91%	13.23%
Remaining gross profit (non-GAAP) (6)	$163.7	$144.0	$420.2	$381.3
Remaining gross profit % (non-GAAP)	12.11%	12.64%	11.99%	12.33%
Remaining gross profit % less excise taxes (non-GAAP)	13.11%	13.66%	12.98%	13.28%

Totals
Net sales	$4,310.7	$3,993.9	$11,615.6	$10,692.6
Excise taxes in sales (2)	961.6	879.1	2,571.2	2,206.6
Net sales, less excise taxes (non-GAAP) (3)	3,349.1	3,114.8	9,044.4	8,486.0
LIFO expense	6.0	3.7	14.8	10.0
Gross profit (4) (5)	222.2	198.9	582.3	537.9
Gross profit %	5.15%	4.98%	5.01%	5.03%
Gross profit % less excise taxes (non-GAAP)	6.63%	6.39%	6.44%	6.34%
Remaining gross profit (non-GAAP) (6)	$221.6	$202.2	$581.8	$539.5
Remaining gross profit % (non-GAAP)	5.14%	5.06%	5.01%	5.05%
Remaining gross profit % less excise taxes (non-GAAP)	6.62%	6.49%	6.43%	6.36%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects. Cigarette inventory holding gains were $6.6 million and $14.1 million for the three and nine months ended September 30, 2017, respectively compared to $0.4 million and $8.4 million for the same periods in 2016.

(5)
Food/non-food gross profit includes (i) food/non-food inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) OTP tax refunds of $1.2 million for the nine months ended September 30, 2017, related to prior years' taxes and (iv) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Liquidity and Capital Resources
Our cash and cash equivalents were $55.8 million and $26.4 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we no longer have any restricted cash balances due to the rescission of restrictions by the Canadian Alberta provincial government Treasury department. Our restricted cash was $15.3 million for December 31, 2016. These funds were used to secure amounts payable for cigarette and tobacco excise taxes.
Our liquidity requirements arise primarily from our working capital requirements, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the nine months ended September 30, 2017, our cash flows provided by operating activities were $109.3 million, and on September 30, 2017, we had $249.2 million of borrowing capacity available under our Credit Facility.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $109.3 million for the nine months ended September 30, 2017 compared to $57.9 million of cash used for the same period in 2016. The $167.2 million increase in cash provided by operating activities for the nine months ended September 30, 2017 compared to the same period in 2016 was due primarily to increases in net cash provided by changes in working capital. Our working capital was favorably impacted by the timing of cigarette purchases in the third quarter of 2017 along with growth of accounts payable. Cash used in operating activities for the nine months ended September 30, 2016, was impacted by our expansion activities, including the addition of Murphy U.S.A.
Cash Flows from Investing Activities
Net cash used in investing activities was $201.1 million for the nine months ended September 30, 2017 compared to $137.5 million for the same period in 2016. The acquisition of Farner-Bocken during the nine months ended September 30, 2017 consumed cash of $169.0 million. For the comparative prior period, the acquisition of Pine State consumed cash of $88.4 million. The removal of a restriction of cash balances by Canadian provincial taxing authorities provided cash of $15.3 million. We expect capital expenditures for 2017 to be approximately $50.0 million, which will be utilized primarily for expansion projects, including investments associated with our supply agreement with Walmart and maintenance investments.
Cash Flows from Financing Activities
Net cash provided by financing activities was $122.3 million for the nine months ended September 30, 2017 compared to net cash provided of $204.5 million for the same period in 2016. We had net borrowings of $138.0 million on our Credit Facility during the nine months ended September 30, 2017 compared to net borrowings of $214.9 million during the comparative prior period. Borrowings were higher last year to fund our increased working capital requirements to support our expansion activities.

Our Credit Facility
We have a Credit Facility with a capacity of $750 million, as of September 30, 2017, limited by a borrowing base consisting of eligible accounts receivable and inventories. On March 28, 2017, we entered into a tenth amendment to the Credit Facility (the Tenth Amendment), which increased the size of the Credit Facility from $600 million to $750 million and extended the maturity of the facility to March 2022. The Credit Facility has an expansion feature, which can be increased up to an additional $200 million. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate or Canadian Dollar Offer Rate based loans prepaid prior to the end of an interest period).
The Company incurred fees of approximately $1.8 million in connection with the Tenth amendment.
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2017	2016
Amounts borrowed	$474.0	$336.0
Outstanding letters of credit	14.2	17.4
Amounts available to borrow (1)	249.2	224.8
______________________________________________
(1) Excluding expansion features as of September 30, 2017 and December 31, 2016 of $200.0 million, and $100.0 million, respectively.
Average borrowings during the three and nine months ended September 30, 2017 were $465.9 million and $325.2 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $605.0 million. The increase in borrowings was due primarily to the cash payment for the acquisition of Farner-Bocken of $169.0 million, which was completed on July 10, 2017 and a temporary increase in inventory in anticipation of cigarette price increases, both of which occurred in September 2017. For the three and nine months ended September 30, 2016, average borrowings were $228.8 million and $139.1 million, respectively, with amounts borrowed at any one time outstanding, ranging from zero to $280.0 million.
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

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements made pursuant to the safe-harbor provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933.
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

The following tables reconcile net sales less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017		2016
Net sales	$4,310.7	$3,993.9	$11,615.6		$10,692.6
Excise taxes	(961.6)	(879.1)	(2,571.2)	—	(2,206.6)
Net sales, less excise taxes (non-GAAP)	$3,349.1	$3,114.8	$9,044.4		$8,486.0

Gross profit	$222.2	$198.9	$582.3		$537.9
Cigarette inventory holding gains	(6.6)	(0.4)	(14.1)		(8.4)
OTP tax refunds	—	—	(1.2)		—
LIFO expense	6.0	3.7	14.8		10.0
Remaining gross profit (non-GAAP)	$221.6	$202.2	$581.8		$539.5

Remaining gross profit % less excise taxes (non-GAAP)	6.62%	6.49%	6.43%		6.36%
Gross profit %	5.15%	4.98%	5.01%		5.03%
Gross profit % less excise taxes (non-GAAP)	6.63%	6.39%	6.44%		6.34%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017		2016
Cigarettes:
Net sales	$2,958.6	$2,855.3	$8,111.5		$7,601.0
Excise taxes	(857.8)	(794.6)	(2,304.8)	—	(1,985.2)
Net sales, less excise taxes (non-GAAP)	$2,100.8	$2,060.7	$5,806.7		$5,615.8

Gross profit	$60.0	$55.7	$164.3		$158.2
Cigarette inventory holding gains	(6.6)	(0.4)	(14.1)		(8.4)
LIFO expense	4.5	2.9	11.4		8.4
Remaining gross profit (non-GAAP)	$57.9	$58.2	$161.6		$158.2

Remaining gross profit % less excise taxes (non-GAAP)	2.76%	2.83%	2.78%		2.82%
Gross profit %	2.03%	1.95%	2.03%		2.08%
Gross profit % less excise taxes (non-GAAP)	2.86%	2.70%	2.83%		2.82%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017		2016
Food/Non-food:
Net sales	$1,352.1	$1,138.6	$3,504.1		$3,091.6
Excise taxes	(103.8)	(84.5)	(266.4)	—	(221.4)
Net sales, less excise taxes (non-GAAP)	$1,248.3	$1,054.1	$3,237.7		$2,870.2

Gross profit	$162.2	$143.2	$418.0		$379.7
OTP tax refunds	—	—	(1.2)		—
LIFO expense	1.5	0.8	3.4		1.6
Remaining gross profit (non-GAAP)	$163.7	$144.0	$420.2		$381.3

Remaining gross profit % less excise taxes (non-GAAP)	13.11%	13.66%	12.98%		13.28%
Gross profit %	12.00%	12.57%	11.93%		12.28%
Gross profit % less excise taxes (non-GAAP)	12.99%	13.59%	12.91%		13.23%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017, did not change materially during the nine months ended September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting. Our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017 did not include the internal controls of Farner-Bocken Company, which we acquired on July 10, 2017, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock by the Company during the three months ended September 30, 2017.

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total	of Shares that
			Cost of Shares	May Yet be
	Total		Purchased as	Purchased Under
	Number	Average	Part of Publicly	the Plans
Calendar month	of Shares	Price Paid	Announced Plans	or Programs
in which purchases were made:	Repurchased (1)	per Share (2)	or Programs (3)	(in millions) (3)(4)

July 1, 2017 to July 31, 2017	—	$—	$—	$2.6
August 1, 2017 to August 31, 2017	89,692	27.37	2,454,735	39.8
September 1, 2017 to September 30, 2017	41,977	28.52	1,197,353	38.6
Total repurchases for the three months ended September 30, 2017	131,669	$27.74	$3,652,088	$38.6

_____________________________________________

(1)	All purchases were made as part of the share repurchase programs announced on May 25, 2011 and August 28, 2017, respectively.

(2)	Includes related transaction fees.
(3) On May 23, 2013, the Company's Board of Directors approved an increase to the existing 2011 stock repurchase plan. Under this Program the Company, purchased 83 thousand shares at an average price of $27.42 amounting to $2.3 million during the three and nine months ended September 30, 2017. On August 28, 2017, the Company's Board of Directors authorized a new $40.0 million stock repurchase program replacing the old Program. At the time of approval, there was $0.2 million remaining under the prior stock repurchase plan, which was subsequently retired unused. Under the new Program, the Company repurchased 49 thousand shares at an average price of $28.27 amounting to $1.4 million during the three and nine months ended September 30, 2017.
(4) The share repurchase program may be discontinued or amended at any time. The program has no stated expiration date but terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

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

Core-Mark Holding Company, Inc.

November 7, 2017	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

November 7, 2017	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer