Form 10-Q
period 2018-03-31
Core-Mark Holding Company, Inc.
filed 2018-05-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
     Yes  ☐    No  ☒
As of May 4, 2018, 46,153,865 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$51.5	$41.6
Accounts receivable, net of allowance for doubtful accounts of $7.5 and $7.3 as of March 31, 2018 and December 31, 2017, respectively	439.6	442.3
Other receivables, net	84.6	94.4
Inventories, net (Note 4)	620.3	689.1
Deposits and prepayments	74.2	108.0
Total current assets	1,270.2	1,375.4
Property and equipment, net	243.4	249.0
Goodwill	72.8	72.8
Other intangible assets, net	57.0	59.1
Other non-current assets, net	26.1	26.2
Total assets	$1,669.5	$1,782.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203.6	$169.9
Book overdrafts	39.1	45.3
Cigarette and tobacco taxes payable	232.5	304.5
Accrued liabilities	134.0	124.8
Total current liabilities	609.2	644.5
Long-term debt (Note 5)	444.0	512.9
Deferred income taxes	27.7	27.4
Other long-term liabilities	14.9	14.3
Claims liabilities	26.7	26.3
Pension liabilities	1.9	1.9
Total liabilities	1,124.4	1,227.3
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (100,000,000 shares authorized, 52,508,213 and 52,397,668 shares issued; 46,152,263 and 46,165,009 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	0.5	0.5
Additional paid-in capital	277.1	276.8
Treasury stock at cost (6,355,950 and 6,232,659 shares of common stock at March 31, 2018 and December 31, 2017, respectively)	(77.9)	(75.1)
Retained earnings	350.1	355.1
Accumulated other comprehensive loss	(4.7)	(2.1)
Total stockholders’ equity	545.1	555.2
Total liabilities and stockholders’ equity	$1,669.5	$1,782.5
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$3,805.9	$3,504.2
Cost of goods sold	3,606.1	3,330.2
Gross profit	199.8	174.0
Warehousing and distribution expenses	132.3	114.7
Selling, general and administrative expenses	63.4	55.3
Amortization of intangible assets	2.5	1.8
Total operating expenses	198.2	171.8
Income from operations	1.6	2.2
Interest expense	(3.9)	(2.0)
Interest income	0.1	0.1
Foreign currency transaction gains, net	0.4	0.6
(Loss) income before income taxes	(1.8)	0.9
Benefit from income taxes (Note 7)	0.5	1.2
Net (loss) income	$(1.3)	$2.1

Basic and diluted net (loss) income per common share (Note 9)	$(0.03)	$0.05

Basic weighted-average shares (Note 9)	46.2	46.3

Diluted weighted-average shares (Note 9)	46.2	46.4

Dividends declared and paid per common share (Note 11)	$0.10	$0.09
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(1.3)	$2.1

Foreign currency translation (loss) gains, net	(2.6)	0.6
Other comprehensive (loss) income, net of tax	(2.6)	0.6
Comprehensive (loss) income	$(3.9)	$2.7
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	(1.3)	2.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
LIFO and inventory provisions	6.0	4.2
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	1.9	1.1
Bad debt expense, net	0.3	0.1
Loss on disposals	0.3	—
Depreciation and amortization	14.9	12.1
Foreign currency gains, net	(0.4)	(0.6)
Deferred income taxes	0.3	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	1.6	5.4
Other receivables, net	9.5	10.1
Inventories, net	60.6	129.9
Deposits, prepayments and other non-current assets	31.8	(2.7)
Accounts payable	34.0	26.8
Cigarette and tobacco taxes payable	(70.7)	(21.4)
Pension, claims, accrued and other long-term liabilities	12.1	(9.5)
Net cash provided by operating activities	101.1	158.1
Cash flows from investing activities:
Additions to property and equipment, net	(6.9)	(13.7)
Capitalization of software and related development costs	(0.5)	(0.7)
Net cash used in investing activities	(7.4)	(14.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	463.1	263.7
Repayments under revolving credit facility	(531.3)	(377.7)
Payments of financing costs	—	(1.7)
Payments on capital leases	(0.7)	(0.5)
Dividends paid	(4.6)	(4.2)
Repurchases of common stock	(2.8)	—
Tax withholdings related to net share settlements of restricted stock units	(1.5)	(3.6)
Decrease in book overdrafts	(6.2)	(10.4)
Net cash used in financing activities	(84.0)	(134.4)
Effects of changes in foreign exchange rates	0.2	0.2
Change in cash, cash equivalents and restricted cash	9.9	9.5
Cash, cash equivalents and restricted cash, beginning of period	41.6	41.7
Cash, cash equivalents and restricted cash, end of period	$51.5	$51.2
Supplemental disclosures:
Cash paid (received) during the period for:
Income taxes, net	$0.1	$(5.9)
Interest	$3.2	$1.8
Non-cash capital lease obligations incurred	$0.1	$0.4
Unpaid property and equipment purchases included in accrued liabilities	$—	$3.8
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements, which are included in its 2017 Annual Report on Form 10-K, filed with the SEC on March 1, 2018.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2017.
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
Adoption of ASC 606
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The Company adopted this pronouncement using the modified retrospective method effective January 1, 2018.   Pursuant to Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The Company reviewed the following areas: (i) presentation of certain items, including excise taxes on a gross or net basis; (ii) deferral and amortization of contract fulfillment costs; (iii) recognition of contract assets and liabilities for certain contracts that are performed but not completed; and (iv) the timing of recognition of variable consideration received from vendors and paid to customers.  The adoption of this pronouncement did not have any material impacts related to the above noted areas, nor any impact to opening retained earnings as of January 1, 2018.  Additionally, there were no material impacts on the amount and timing of revenue recognized in the Company's consolidated financial statements.
Revenue Recognition

A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control transferred, and legal right of ownership passes to the customer. The Company will continue to include fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues will also continue to be reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company's total net sales for the three months ended March 31, 2018. Service fee revenue will continue to be recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations. Please see footnote 12 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
Customers’ Sales Incentives
The Company also provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASU 2014-09, these customers’ sales incentives will continue to be recorded as a reduction to net sales as the sales incentive is earned by the customer. Customer sales incentives include volume-based rebates that are accounted for as variable consideration. Additionally, the Company may provide allowances for the customers' commitments to continue using Core-Mark as the supplier. These incentives are known as racking allowances. These allowances may be paid at the inception of the agreement or on a periodic basis. Allowances paid at the inception of the agreement will continue to be deferred and amortized over the period of the distribution agreement as a reduction to sales.
Excise Taxes
As part of the implementation of ASU 2014-09, the Company determined it is primarily responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products and will continue to present excise taxes as part of revenue and remittances as part of cost of goods sold. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. Additionally, federal excise taxes are levied on the manufacturers who, in turn, pass the tax on to the Company as part of the product cost. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Contract Costs

Under ASU 2014-09, contract costs such as future business expansion and integration costs with customers may be capitalized when they are considered to generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future. These capitalized costs may include customer-specific hiring and training expenses and personnel-related customer information technology costs. Any capitalized costs will be amortized over the initial term of the customer agreement. Costs to obtain and fulfill customer contracts were not material as of March 31, 2018.
Adoption of Other Accounting Pronouncements

On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost.  The Company adopted this pronouncement effective January 1, 2018.  The new guidance requires employers that sponsor defined benefit pension and other post retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal.  Service cost will continue to be recognized in the Company’s consolidated statements of operations within selling, general and administrative expenses.  This change had no impact on consolidated net income.  The reclassification of other components of net periodic benefit costs were not material for the Company with the exception of the non-cash pension termination charge during the fourth quarter of 2017 related to the termination of the defined-benefit pension plan. The 2017 pension termination charge will be reclassified in the fourth quarter of 2018 from selling, general and administrative expenses to a new financial statement line item, “Pension Termination Charge”.
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the 2017 Tax Cuts and Jobs Act.  The Company adopted this pronouncement on a prospective basis effective January 1, 2018, and it did not have a material impact for the Company.  Additionally, ASU 2018-02 requires disclosure of the Company’s existing policy of releasing income tax effects from Accumulated Other Comprehensive Income as individual items are adjusted.
Recent Accounting Standards or Updates Not Yet Effective
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing lease guidance. The new guidance increases transparency by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company believes the new standard will have a material impact on its consolidated balance sheets. The Company is currently quantifying the impact and evaluating its approach to adopting ASU 2016-02, including the evaluation of practical expedients.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 11.7% and 13.1% of the Company’s net sales for the three months ended March 31, 2018 and March 31, 2017, respectively. No other customers individually accounted for more than 10% of sales for these periods. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2018 or December 31, 2017.

3.	Acquisition
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company ("Farner-Bocken"), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and will further enhance the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million, of which $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback will be released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. The acquisition was funded through borrowings under the Company's revolving credit facility.
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

The results of Farner-Bocken's operations have been included in the Company’s unaudited condensed consolidated interim financial statements since the date of acquisition. Simultaneous with the closing of the acquisition, the Company executed a capital lease for a warehouse facility in Carroll, Iowa. The lease has an initial 15 year term and a capital lease obligation of $15.2 million as of March 31, 2018.
4.    Inventories, net
Inventories consist of the following (in millions):

	March 31, 2018	December 31, 2017
Inventories at FIFO, net of reserves	$778.1	$841.0
Less: LIFO reserve	(157.8)	(151.9)
Total inventories at LIFO, net of reserves	$620.3	$689.1
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $157.8 million and $151.9 million higher as of March 31, 2018 and December 31, 2017, respectively. The Company recorded LIFO expense of $5.9 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively.

5.	Long-term debt
Long-term debt consists of the following (in millions):

	March 31, 2018	December 31, 2017
Amounts borrowed (Credit Facility)	$420.0	$488.2
Obligations under capital leases	24.0	24.7
Total long-term debt	$444.0	$512.9
The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750.0 million, as of March 31, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate ("LIBOR") or Canadian Dollar Offered Rate ("CDOR") based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31, 2018	December 31, 2017
Amounts borrowed	$420.0	$488.2
Outstanding letters of credit	17.0	14.2
Amounts available to borrow (1)	253.7	152.1
___________________________________________

(1)	Excluding expansion feature of $200.0 million.
Average borrowings during the three months ended March 31, 2018 and 2017 were $461.9 million and $284.1 million, respectively, with amounts borrowed at any one time outstanding ranging from $353.0 million to $575.0 million during the three months ended March 31, 2018.
The weighted-average interest rates on the Credit Facility for the three months ended March 31, 2018 were 2.8% compared to 2.0% for the same period in 2017. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.2 million for the three months ended March 31, 2018, and 2017. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million for the three months ended March 31, 2018 and 2017. Unamortized debt issuance costs were $3.1 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively.

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
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions):

	Three Months Ended
	March 31,
	2018		2017
Federal income tax (benefit) provision at the statutory rate	$(0.4)	21.0%	$0.2	35.0%
State income taxes, net	(0.1)	6.8	0.1	4.0
Excess tax deficiency (benefits) from stock-based award payments	0.3	16.7	(1.5)	(172.0)
Tax credits and other, net	(0.3)	(16.7)	—	—
Income tax benefit	$(0.5)	27.8%	$(1.2)	(133.0)%

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 to 2017 tax years remain subject to examination by federal and state authorities. The 2013 tax year is still open for certain state tax authorities. The 2010 to 2017 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan ("the Pension Plans"). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans. As of December 31, 2017, the Company had settled its qualified defined-benefit plan through annuities, and as a result had no pension costs for the three months ended March 31, 2018.
The net periodic benefit cost for three months ended March 31, 2017 was $0.3 million, which was comprised of interest cost of $0.3 million, amortization of net actuarial loss of $0.2 million, offset by a $0.2 million benefit from the expected return on plan assets.
The Company incurred less than $0.1 million in net periodic benefit cost related to the post-retirement benefit plan for the three months ended March 31, 2018 and 2017.
The Company made no contributions to the post-retirement benefit plan during the three months ended March 31, 2018, and expects to contribute a total of $0.2 million during the remainder of 2018.
9. Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2018			2017
	Net Loss	Weighted-Average Shares Outstanding	Net Loss Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$(1.3)	46.2	$(0.03)	$2.1	46.3	$0.05
Effect of dilutive common share equivalents:

Performance shares	—	—	—	—	0.1	—
Diluted EPS (1)	$(1.3)	46.2	$(0.03)	$2.1	46.4	$0.05
___________________________________________
(1)    Basic and diluted (loss) income per share ("EPS") is calculated based on unrounded actual amounts.
During the three months ended March 31, 2018, the Company was in a net loss position and therefore did not take anti-dilution into account for the calculation of diluted EPS. A total of 264,605 unvested common shares were not included in the computation of diluted EPS for three months ended March 31, 2017 because the effect would have been anti-dilutive.

10.	Stock-based Compensation Plans
Grant Activities
During the three months ended March 31, 2018 and 2017, the Company granted 325,380 and 146,485 time-vesting restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $23.79 and $39.34, respectively.
For the three months ended March 31, 2018, the Company granted 193,005 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $23.79. The 193,005 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2018, to be measured in early 2019. For the three months ended March 31, 2017, the Company granted 126,220 performance-based shares to certain of its employees at a weighted-average grant date fair value of $39.34, of which none were ultimately earned and the shares have been forfeited.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $15.1 million at March 31, 2018, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2018 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2018	$0.10	March 12, 2018	4.6	March 29, 2018
May 7, 2018	$0.10	May 24, 2018	N/A (1)	June 15, 2018
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock

On August 28, 2017, the Company's Board of Directors authorized a new $40.0 million stock repurchase program (the "Program"). At the time of approval, the Company had $0.2 million remaining under its prior stock repurchase program, which amount was subsequently retired unused. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board withdraws its authorization.
During the three months ended March 31, 2018, the Company spent $2.8 million to repurchase 123,291 shares of common stock under the Program. There were no repurchases during the three months ended March 31, 2017. As of March 31, 2018, there was $35.0 million available for future share repurchases under the Program.

12.	Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Makers (“CODMs”) evaluate performance and make decisions. The Chief Executive Officer and the President of the Company have been identified as the CODMs. From the perspective of the CODMs, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada that aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Net sales:
United States	$3,462.3	$3,190.1
Canada	331.3	303.1
Corporate (1)	12.3	11.0
Total	$3,805.9	$3,504.2

(Loss) Income before income taxes:
United States	$3.8	$3.0
Canada	0.7	1.7
Corporate (2)	(6.3)	(3.8)
Total	$(1.8)	$0.9

Interest expense:
United States	$13.8	$10.9
Canada	0.4	0.3
Corporate (3)	(10.3)	(9.2)
Total	$3.9	$2.0

Depreciation and amortization:
United States	$10.3	$8.7
Canada	0.6	0.6
Corporate (4)	4.0	2.8
Total	$14.9	$12.1

Capital expenditures:
United States	$6.4	$13.4
Canada	0.5	0.3
Total	$6.9	$13.7
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	March 31, 2018	December 31, 2017(1)
Identifiable assets:
United States	$1,564.5	$1,630.9
Canada	105.0	151.6
Total	$1,669.5	$1,782.5
___________________________________________

(1)
Subsequent to the issuance of the financial statements for the year ended December 31, 2017, the Company identified an error in the previously reported identifiable assets between United States and Canada as of December 31, 2017, which were previously reported as $1,510.5 million and $272.0 million, respectively. The Company has corrected the allocation of the prior period amounts in the table above. The correction did not change previously reported total assets as of December 31, 2017.

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Product Category	Net Sales	Net Sales
Cigarettes	$2,537.5	$2,486.7
Food	391.5	335.0
Fresh	110.9	97.6
Candy	241.3	152.7
Other tobacco products	330.5	278.7
Health, beauty & general	151.5	118.1
Beverages	39.1	35.5
Equipment/other	3.6	(0.1)
Total food/non-food products	1,268.4	1,017.5
Total net sales	$3,805.9	$3,504.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 45,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of March 31, 2018, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
First Quarter Overview
During the first quarter of 2018, our results from operations benefited from the acquisition of Farner-Bocken Company (Farner-Bocken) in July 2017, and we improved our food/non-food sales through our core strategies, by leveraging our “Fresh” product solutions, driving our Vendor Consolidation Initiative (VCI) and providing category management expertise in order to make our customers more relevant and profitable. Cigarette carton volume declines in the U.S. during the first quarter of 2018 were more significant than in prior periods, which adversely impacted our growth in net sales. However, the impact was partially offset by the strength in the net sales of other nicotine products and other food/non-food categories.
Our net sales in the first quarter of 2018 increased 8.6%, or $301.7 million, to $3,805.9 million compared to $3,504.2 million for the same period in 2017. Net sales of food/non-food increased 24.7% for the first quarter of 2018 driven primarily by net market share gains, including the acquisition of Farner-Bocken, the addition of Walmart Inc. (Walmart) and an increase in sales to existing customers. Net sales of cigarettes increased 2.0% during the first quarter of 2018. The increase in cigarette sales from the acquisition of Farner-Bocken and an increase in the average price of cigarettes was partially offset by a decline in the general consumption of cigarettes, which, in the U.S. was greater than our historical norms and the expiration of our distribution agreement with Kroger Convenience (Kroger).
Gross profit in the first quarter of 2018 increased 14.8%, or $25.8 million, to $199.8 million from $174.0 million for the same period in 2017, driven primarily by the acquisition of Farner-Bocken and an increase in sales to existing customers.
Gross profit margin increased 28 basis points to 5.25% of total net sales during the first quarter of 2018 from 4.97% for the same period in 2017. The increase in gross profit margin was driven primarily by a shift in sales mix toward higher margin food/non-food items. The shift in sales mix was due in part to the decline in carton sales volumes as well as from the acquisition of Farner-Bocken.
Operating expenses in the first quarter of 2018 increased 15.4%, or $26.4 million, to $198.2 million from $171.8 million for the same period in 2017 driven primarily by the acquisition of Farner-Bocken and higher distribution expenses.
Adjusted EBITDA(1) was $24.3 million for the first quarter of 2018 compared to $19.6 million for the same period in 2017. Incremental Adjusted EBITDA generated from the acquisition of Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements was partially offset by the expiration of our distribution agreement with Kroger and a decline in the consumption of cigarettes. Although Adjusted EBITDA increased 24.0% during the first quarter of 2018, we posted a net loss of $1.3 million compared to net income of $2.1 million for the same period in 2017. Our operating results for the first quarter of 2018 were impacted by increases in LIFO and interest expense and greater depreciation & amortization compared with the first quarter of 2017.

___________________

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
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken for purchase consideration of $174.0 million. The acquisition of Farner-Bocken, which is located in Carroll, Iowa, further expands our market share in the Midwest.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We are the primary distributor to these stores for candy, tobacco and certain snack foods. Candy sales, the largest product category serviced under this arrangement, is expected to contribute to approximately 35% of the Company's total Candy sales in 2018.

During the first quarter of 2018, we continued to grow sales and margins in our “Fresh” categories as a result of improving our customers’ product assortment and in-store marketing efforts. Including Farner-Bocken, sales of our Fresh categories grew 13.6% during the first quarter of 2018. We continue to focus on fresh and healthy offerings because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of items. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.

Other Business Developments
In January 2017, we announced the expiration of our supply agreement with Kroger effective April 2017. The agreement covered approximately 680 stores.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017 (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2018			March 31, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$301.7	$3,805.9	100.0%	—%	$3,504.2	100.0%	—%
Net sales — Cigarettes	50.8	2,537.5	66.7	60.9	2,486.7	71.0	66.0
Net sales — Food/non-food	250.9	1,268.4	33.3	39.1	1,017.5	29.0	34.0
Net sales, less excise taxes (non-GAAP) (2)	227.9	2,994.6	78.7	100.0	2,766.7	79.0	100.0
Gross profit (3)	25.8	199.8	5.3	6.7	174.0	5.0	6.3
Warehousing and
distribution expenses	17.6	132.3	3.5	4.4	114.7	3.3	4.1
Selling, general and
administrative expenses	8.1	63.4	1.7	2.1	55.3	1.6	2.0
Amortization of
intangible assets	0.7	2.5	0.1	0.1	1.8	0.1	0.1
Income from operations	(0.6)	1.6	—	0.1	2.2	0.1	0.1
Interest expense	1.9	(3.9)	(0.1)	—	(2.0)	(0.1)	—
Interest income	—	0.1	—	—	0.1	—	—
Foreign currency transaction
gains, net	(0.2)	0.4	—	—	0.6	—	—
(Loss) Income before taxes	(2.7)	(1.8)	—	(0.1)	0.9	—	—
Net (loss) income	(3.4)	(1.3)	—	—	2.1	0.1	0.1
Adjusted EBITDA (non-GAAP) (4)	4.7	24.3	0.6	0.8	19.6	0.6	0.7
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net loss in "Adjusted EBITDA."
Net Sales. Net sales in the first quarter of 2018 increased by $301.7 million, or 8.6%, to $3,805.9 million, from $3,504.2 million for the same period in 2017. The increase in net sales was driven primarily by the acquisition of Farner-Bocken in July 2017 and the addition of Walmart, which we started servicing during the second quarter of 2017. In addition, net sales for the first quarter of 2018 benefited from increases in cigarette excise taxes in certain jurisdictions, increases in cigarette manufacturers' prices and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales to existing customers and a reduction in sales related to the expiration of our distribution agreement with Kroger in April 2017.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2018 increased by $50.8 million, or 2.0%, to $2,537.5 million from $2,486.7 million for the same period in 2017. The increase in cigarette net sales was driven primarily by an 8.5% increase in the average sales price per carton, and the addition of carton sales from Farner-Bocken offset by a 12.7% carton sales decrease for the remaining business. The increase in the average sales price per carton was due primarily to increases in excise taxes in the state of California and increases in cigarette manufacturers' prices. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 13.5% and 2.7% for the U.S. and Canada, respectively. The decrease in the U.S. was driven primarily by a decline in the general consumption of cigarettes during the first quarter of 2018, which was greater than historical norms, and the expiration of our distribution agreement with Kroger.

We believe long-term cigarette consumption will continue to be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historically, industry data indicates that convenience retailers have more than offset cigarette volume profit declines through higher sales of other nicotine products, fresh and food service, and other food/non-food products.
Net cigarette sales as a percentage of total net sales was 66.7% in the first quarter of 2018 compared to 71.0% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2018 increased $250.9 million, or 24.7%, to $1,268.4 million from $1,017.5 million for the same period in 2017.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	March 31,
	2018	2017	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$391.5	$335.0	$56.5	16.9%
Fresh	110.9	97.6	13.3	13.6%
Candy	241.3	152.7	88.6	58.0%
OTP	330.5	278.7	51.8	18.6%
Health, beauty & general	151.5	118.1	33.4	28.3%
Beverages	39.1	35.5	3.6	10.1%
Equipment/other	3.6	(0.1)	3.7	NA
Total Food/Non-food Products	$1,268.4	$1,017.5	$250.9	24.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in food/non-food sales for the first quarter of 2018 was driven primarily by net market share gains, including those attributable to Farner-Bocken and Walmart and an increase in sales to existing customers partially offset by the expiration of our distribution agreement with Kroger. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our Health, beauty & general category sales benefited from the increasing popularity of alternative nicotine products, and higher sales of smokeless tobacco continue to drive the growth in our OTP category.  We believe the overall trend toward the increased use of alternative nicotine and smokeless tobacco products will continue and partially offset the impact of the expected long-term decline of cigarette consumption.
Net sales of food/non-food products as a percentage of total net sales was 33.3% for the first quarter of 2018 compared to 29.0% for the same period in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in the first quarter of 2018 increased $25.8 million, or 14.8%, to $199.8 million from $174.0 million for the same period in 2017. The increase in gross profit was driven primarily by net market share gains, including the acquisition of Farner-Bocken and an increase in sales to existing customers.
Gross profit margin increased 28 basis points to 5.25% of total net sales during the first quarter of 2018 from 4.97% for the same period in 2017. The increase in gross profit margin was driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food products compared to our average distribution center, and the shift in sales mix toward higher margin food/non-food items for the remainder of the business.
Increases in cigarette prices and excise taxes typically have a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents-per-carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains.
Our cigarette inventory holding gains were $7.1 million in the first quarter of 2018 compared to $6.6 million for the same period in 2017. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $5.9 million for the first quarter of 2018 compared to $4.2 million for the same period of 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		March 31, 2018			March 31, 2017
	Increase	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$301.7	$3,805.9	100.0%	—%	$3,504.2	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	227.9	2,994.6	78.7	100.0	2,766.7	79.0	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$0.5	$7.1	0.19%	0.24%	$6.6	0.19%	0.24%
LIFO expense	1.7	(5.9)	(0.16)	(0.20)	(4.2)	(0.12)	(0.15)
Remaining gross profit (non-GAAP) (4)	27.0	198.6	5.22	6.63	171.6	4.90	6.20
Gross profit	$25.8	$199.8	5.25%	6.67%	$174.0	4.97%	6.29%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Comparison of Sales and Gross Profit by Product Category" and in "Non-GAAP Financial Information."

(3)
For 2018, $5.6 million of the cigarette inventory holding gains were attributable to the U.S and $1.5 million to Canada. For 2017, $5.1 million and $1.5 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP financial information"), increased $27.0 million, or 15.7%, to $198.6 million for the first quarter of 2018 from $171.6 million for the same period in 2017. Remaining gross profit margin was 5.22% in the first quarter of 2018 compared to 4.90% for the same period in 2017.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP financial information"), decreased $1.7 million, or 3.3%, to $48.6 million for the first quarter of 2018 from $50.3 million for the same period in 2017. Cigarette remaining gross profit per carton increased 1.6% for the first quarter of 2018 compared to the same period in 2017 driven primarily by higher manufacturers' discounts.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-food remaining gross profit to Food/Non-food gross profit in "Non-GAAP financial information"), increased $28.7 million, or 23.7% to $150.0 million, for the first quarter of 2018, from $121.3 million the same period in 2017. Food/non-food remaining gross profit margin in the first quarter of 2018 was 11.83% compared to 11.92% for the same period in 2017. The decrease in food/non-food remaining gross profit margin was driven primarily by the addition of our agreement with Walmart and a higher sales mix of OTP which have significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting these decreases were higher gross profit margins generated by the growth in sales of food and e-cigarette products, and the effects of the expiration of the distribution agreement with Kroger.
To the extent we capture large chain customers, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital allowing us in most cases to offer lower prices and still achieve a favorable return on our investment. Our focus is to strike a balance between large chain businesses, which generally have lower gross profit margins, and independently-owned convenience stores, which comprise approximately 67% of the overall convenience store market and generally have higher gross profit margins.
For the first quarter of 2018, our remaining gross profit for food/non-food products was 75.5% of our total remaining gross profit compared to 70.7% for the same period in 2017.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the first quarter of 2018, operating expenses increased by $26.4 million, or 15.4%, to $198.2 million from $171.8 million for the same period in 2017. The increase was due primarily to the acquisition of Farner-Bocken and higher distribution expenses. As a percentage of total net sales, total operating expenses increased approximately 30 basis points to 5.2% for the first quarter of 2018 compared to 4.9% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $17.6 million, or 15.3%, to $132.3 million in the first quarter of 2018 from $114.7 million for the same period in 2017. The increase in warehousing and distribution expenses in the first quarter of 2018 was due primarily to the addition of Farner-Bocken and higher delivery expenses. As a percentage of total net sales, warehousing and distribution expenses increased approximately 20 basis points to 3.5% for the first quarter of 2018 compared to 3.3% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $8.1 million, or 14.6%, in the first quarter of 2018, to $63.4 million from $55.3 million for the same period in 2017. The increase in SG&A expenses in the first quarter of 2018 was due primarily to the acquisition of Farner-Bocken. As a percentage of net sales, SG&A expenses increased approximately 10 basis points to 1.7% for the first quarter of 2018 compared to 1.6% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Amortization Expenses. Amortization expenses increased $0.7 million, to $2.5 million, for the three months ended March 31, 2018 compared to $1.8 million for the same period in 2017. The increase was due primarily to the amortization of intangible assets related to our acquisition of Farner-Bocken.
Interest Expense. Interest expense includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense was $3.9 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense was due primarily to higher borrowings to support business growth, including the acquisition of Farner-Bocken and increases in interest rates. Average borrowings in the first quarter of 2018 were $461.9 million, with a weighted average interest rate of 2.8%, compared to average borrowings of $284.1 million and a weighted average interest rate of 2.0% for the same period in 2017.
Foreign Currency Transaction Gains, Net.  We recognized a foreign currency gain of $0.4 million in the first quarter of 2018 compared to a gain of $0.6 million for the same period in 2017. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the period ended March 31, 2018, we recognized an income tax benefit of $0.5 million compared with a benefit of $1.2 million for the same period in 2017. The income tax benefit for the period ended March 31, 2017 included a benefit of $1.5 million related to excess tax benefits from share based payments. We currently expect our effective tax rate to be approximately 25% during 2018.
Adjusted EBITDA. Adjusted EBITDA increased $4.7 million, or 24.0%, to $24.3 million for the first quarter of 2018 from $19.6 million for the same period last year. Incremental Adjusted EBITDA generated from Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements, was partially offset by a decline in the consumption of cigarettes and the expiration of the distribution agreement with Kroger (see the reconciliation of Adjusted EBITDA to net (loss) income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net (loss) income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended
	March 31,		%
	2018	2017	Change
Net (loss) income	$(1.3)	$2.1
Interest expense, net (1)	3.8	1.9
Benefit from income taxes	(0.5)	(1.2)
Depreciation and amortization	14.9	12.1
LIFO expense	5.9	4.2
Stock-based compensation expense	1.9	1.1
Foreign currency transaction gains, net	(0.4)	(0.6)
Adjusted EBITDA (non-GAAP)	$24.3	$19.6	24.0%
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended
	March 31,
	2018	2017
Cigarettes
Net sales	$2,537.5	$2,486.7
Excise taxes in sales (2)	714.8	661.4
Net sales, less excise taxes (non-GAAP) (3)	1,822.7	1,825.3
LIFO expense	5.0	3.6
Gross profit (4)	50.7	53.3
Gross profit %	2.00%	2.14%
Gross profit % less excise taxes (non-GAAP)	2.78%	2.92%
Remaining gross profit (non-GAAP) (6)	$48.6	$50.3
Remaining gross profit % (non-GAAP)	1.92%	2.02%
Remaining gross profit % less excise taxes (non-GAAP)	2.67%	2.76%

Food/Non-food Products
Net sales	$1,268.4	$1,017.5
Excise taxes in sales (2)	96.5	76.1
Net sales, less excise taxes (non-GAAP) (3)	1,171.9	941.4
LIFO expense	0.9	0.6
Gross profit (5)	149.1	120.7
Gross profit %	11.75%	11.86%
Gross profit % less excise taxes (non-GAAP)	12.72%	12.82%
Remaining gross profit (non-GAAP) (6)	$150.0	$121.3
Remaining gross profit % (non-GAAP)	11.83%	11.92%
Remaining gross profit % less excise taxes (non-GAAP)	12.80%	12.89%

Totals
Net sales	$3,805.9	$3,504.2
Excise taxes in sales (2)	811.3	737.5
Net sales, less excise taxes (non-GAAP) (3)	2,994.6	2,766.7
LIFO expense	5.9	4.2
Gross profit (4) (5)	199.8	174.0
Gross profit %	5.25%	4.97%
Gross profit % less excise taxes (non-GAAP)	6.67%	6.29%
Remaining gross profit (non-GAAP) (6)	$198.6	$171.6
Remaining gross profit % (non-GAAP)	5.22%	4.90%
Remaining gross profit % less excise taxes (non-GAAP)	6.63%	6.20%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes, and (iii) LIFO effects. Cigarette inventory holding gains were $7.1 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively.

(5)
Food/non-food gross profit includes (i) food/non-food inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes, and (iii) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information".

Liquidity and Capital Resources
Our cash and cash equivalents were $51.5 million and $41.6 million as of March 31, 2018 and December 31, 2017, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2018, our cash flows provided by operating activities were $101.1 million. We had $253.7 million of borrowing capacity available under our Credit Facility excluding our expansion feature of $200.0 million as of March 31, 2018.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flow from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $101.1 million for the three months ended March 31, 2018 compared to $158.1 million of cash provided for the same period in 2017, a decline of $57.0 million. The decline was primarily attributable to changes in working capital during the comparative periods.
Working capital contributions provided cash of $78.9 for the three months ended March 31, 2018, compared to $138.6 million for the three months ended March 31, 2017. These contributions for the comparative periods were impacted by, among other items, inventory levels, Buy-ins for LIFO, cigarette manufacturers' price increases and the expiration of a significant customer contract.
Our cash flows from operating activities were impacted by the following movements in working capital for the three months ended March 31, 2018 and 2017 (in millions):

	March 31,
	2018	2017	Change
Accounts receivable, net	$1.6	$5.4	$(3.8)
Other receivables, net	9.5	10.1	(0.6)
Inventories, net	60.6	129.9	(69.3)
Deposits, prepayments and other assets	31.8	(2.7)	34.5
Accounts payable	34.0	26.8	7.2
Cigarette and tobacco taxes payable	(70.7)	(21.4)	(49.3)
Pension, claims, accrued and other long-term liabilities	12.1	(9.5)	21.6
Net cash provided by changes in working capital	$78.9	$138.6	$(59.7)

Cash Flows from Investing Activities
Our investing activities used net cash of $7.4 million for the three months ended March 31, 2018 compared to net cash used of $14.4 million for the same period in 2017. Additions to property, plant and equipment were $6.9 million for the three months ended March 31, 2018 compared to $13.7 million for the same period in 2017. Investing activities in 2017 were higher due primarily to expansion projects. We expect capital expenditures for 2018 to be approximately $30.0 million, which will be utilized primarily for maintenance investments.

Cash Flows from Financing Activities
Our financing activities used net cash of $84.0 million for the three months ended March 31, 2018 compared to net cash used of $134.4 million for the same period in 2017. Net repayments of our Credit Facility during the three months ended March 31, 2018 were $68.2 million compared to net repayments of $114.0 million for the comparative prior period. The decrease in Credit Facility repayments was in part due to the working capital movements described above.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of March 31, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	March 31,	December 31,
	2018	2017
Amounts borrowed	$420.0	$488.2
Outstanding letters of credit	17.0	14.2
Amounts available to borrow (1)	253.7	152.1
______________________________________________
(1) Excluding expansion feature of $200.0 million.
Average borrowings during the three months ended March 31, 2018 and 2017 were $461.9 million and $284.1 million, respectively, with amounts borrowed at any one time outstanding ranging from $353.0 million to $575.0 million during the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018, regarding off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no significant changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, our senior management and other key personnel; declining cigarette sales volumes; competition in our distribution markets; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure or disruptions of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2017 filed with the SEC on March 1, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and Food/Non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net (loss) income adding back net interest expense, (benefit from) provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See Adjusted EBITDA tables in our Management's Discussion and Analysis for additional details on the components of Adjusted EBITDA.
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

The following tables reconcile net sales less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	Three Months Ended
	March 31
	2018	2017
Net sales	$3,805.9	$3,504.2
Excise taxes	(811.3)	(737.5)
Net sales, less excise taxes (non-GAAP)	$2,994.6	$2,766.7

Gross profit	$199.8	$174.0
Cigarette inventory holding gains	(7.1)	(6.6)
LIFO expense	5.9	4.2
Remaining gross profit (non-GAAP)	$198.6	$171.6

Remaining gross profit % (non-GAAP)	5.22%	4.90%
Remaining gross profit % less excise taxes (non-GAAP)	6.63%	6.20%
Gross profit %	5.25%	4.97%
Gross profit % less excise taxes (non-GAAP)	6.67%	6.29%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended
	March 31
	2018	2017
Cigarettes:
Net sales	$2,537.5	$2,486.7
Excise taxes	(714.8)	(661.4)
Net sales, less excise taxes (non-GAAP)	$1,822.7	$1,825.3

Gross profit	$50.7	$53.3
Cigarette inventory holding gains	(7.1)	(6.6)
LIFO expense	5.0	3.6
Remaining gross profit (non-GAAP)	$48.6	$50.3

Remaining gross profit % (non-GAAP)	1.92%	2.02%
Remaining gross profit % less excise taxes (non-GAAP)	2.67%	2.76%
Gross profit %	2.00%	2.14%
Gross profit % less excise taxes (non-GAAP)	2.78%	2.92%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

	Three Months Ended
	March 31
	2018	2017
Food/Non-food:
Net sales	$1,268.4	$1,017.5
Excise taxes	(96.5)	(76.1)
Net sales, less excise taxes (non-GAAP)	$1,171.9	$941.4

Gross profit	$149.1	$120.7
LIFO expense	0.9	0.6
Remaining gross profit (non-GAAP)	$150.0	$121.3

Remaining gross profit % (non-GAAP)	11.83%	11.92%
Remaining gross profit % less excise taxes (non-GAAP)	12.80%	12.89%
Gross profit %	11.75%	11.86%
Gross profit % less excise taxes (non-GAAP)	12.72%	12.82%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018, did not change materially during the three months ended March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock by the Company during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities
Calendar month in which purchases were made:	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Cost of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(3)

January 2018	82,231	$23.85	$1,960,892	$35.9
February 2018	41,060	21.00	862,443	35.0
March 2018	—	—	—	35.0
Total repurchases for the three months ended March 31, 2018	123,291	$22.90	$2,823,335	$35.0

_____________________________________________

(1)	All purchases were made as part of the share repurchase programs announced on August 28, 2017.

(2)	Includes related transaction fees.

(3)
Shares repurchased under the Program were made in open market and the timing and amount of the purchases were based on market conditions, our cash and liquidity requirements, relevant securities laws, and other factors. The share repurchase program may be discontinued or amended at any time. The Program has no stated expiration date but terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

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

Core-Mark Holding Company, Inc.

May 8, 2018	By:	/S/ THOMAS B. PERKINS
	Name:	Thomas B. Perkins
	Title:	Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

May 8, 2018	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer