Form 10-Q
period 2018-06-30
Core-Mark Holding Company, Inc.
filed 2018-08-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
     Yes  ☐    No  ☒
As of August 3, 2018, 45,933,731 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$33.2	$41.6
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $7.3 as of June 30, 2018 and December 31, 2017, respectively	462.8	442.3
Other receivables, net	83.1	94.4
Inventories, net (Note 4)	504.4	689.1
Deposits and prepayments	151.5	108.0
Total current assets	1,235.0	1,375.4
Property and equipment, net	237.5	249.0
Goodwill	72.8	72.8
Other intangible assets, net	55.3	59.1
Other non-current assets, net	27.2	26.2
Total assets	$1,627.8	$1,782.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$224.4	$169.9
Book overdrafts	45.4	45.3
Cigarette and tobacco taxes payable	245.5	304.5
Accrued liabilities	127.7	124.8
Total current liabilities	643.0	644.5
Long-term debt (Note 5)	363.3	512.9
Deferred income taxes	28.0	27.4
Other long-term liabilities	16.8	16.2
Claims liabilities	28.8	26.3
Total liabilities	1,079.9	1,227.3
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 and 100,000,000 shares authorized, 52,509,932 and 52,397,668 shares issued; 45,921,165 and 46,165,009 shares outstanding at June 30, 2018 and December 31, 2017, respectively) (Note 11)	0.5	0.5
Additional paid-in capital	279.6	276.8
Treasury stock at cost (6,588,767 and 6,232,659 shares of common stock at June 30, 2018 and December 31, 2017, respectively)	(82.6)	(75.1)
Retained earnings	356.5	355.1
Accumulated other comprehensive loss	(6.1)	(2.1)
Total stockholders’ equity	547.9	555.2
Total liabilities and stockholders’ equity	$1,627.8	$1,782.5
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$4,226.5	$3,800.7	$8,032.4	$7,304.9
Cost of goods sold	4,009.6	3,614.6	7,615.7	6,944.8
Gross profit	216.9	186.1	416.7	360.1
Warehousing and distribution expenses	134.3	118.0	266.6	232.7
Selling, general and administrative expenses	61.7	54.2	125.1	109.5
Amortization of intangible assets	2.6	1.8	5.1	3.6
Total operating expenses	198.6	174.0	396.8	345.8
Income from operations	18.3	12.1	19.9	14.3
Interest expense, net	(3.4)	(2.0)	(7.2)	(3.9)
Foreign currency transaction gains, net	0.5	1.1	0.9	1.7
Income before income taxes	15.4	11.2	13.6	12.1
Provision for income taxes (Note 7)	(4.4)	(4.3)	(3.9)	(3.1)
Net income	$11.0	$6.9	$9.7	$9.0

Basic and diluted net income per common share (Note 9)	$0.24	$0.15	$0.21	$0.20

Basic weighted-average shares (Note 9)	46.0	46.3	46.1	46.3

Diluted weighted-average shares (Note 9)	46.1	46.4	46.2	46.4

Dividends declared and paid per common share (Note 11)	$0.10	$0.09	$0.20	$0.18
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$11.0	$6.9	$9.7	$9.0

Defined benefit plans adjustments	—	0.1	—	0.1
Foreign currency translation loss, net	(1.4)	(2.2)	(4.0)	(1.6)
Other comprehensive loss, net of tax	(1.4)	(2.1)	(4.0)	(1.5)
Comprehensive income	$9.6	$4.8	$5.7	$7.5
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9.7	$9.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	13.1	8.8
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	4.4	2.3
Bad debt expense, net	1.4	0.4
Loss on disposals	0.4	—
Depreciation and amortization	29.6	24.3
Foreign currency gains, net	(0.9)	(1.7)
Deferred income taxes	0.6	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	(27.4)	(46.8)
Other receivables, net	11.1	16.6
Inventories, net	167.6	60.0
Deposits, prepayments and other non-current assets	(46.7)	(17.3)
Accounts payable	55.0	66.1
Cigarette and tobacco taxes payable	(56.6)	(1.8)
Claims, accrued and other long-term liabilities	7.6	(12.9)
Net cash provided by operating activities	169.3	108.0
Cash flows from investing activities:
Additions to property and equipment, net	(9.2)	(30.8)
Capitalization of software and related development costs	(1.2)	(2.8)
Net cash used in investing activities	(10.4)	(33.6)
Cash flows from financing activities:
Borrowings under revolving credit facility	867.5	616.2
Repayments under revolving credit facility	(1,015.7)	(731.7)
Payments of financing costs	—	(1.8)
Payments on capital leases	(1.3)	(1.0)
Dividends paid	(9.3)	(8.4)
Repurchases of common stock	(7.5)	—
Tax withholdings related to net share settlements of restricted stock units	(1.4)	(3.6)
Increase in book overdrafts	0.1	56.9
Net cash used in financing activities	(167.6)	(73.4)
Effects of changes in foreign exchange rates	0.3	(1.6)
Change in cash and cash equivalents	(8.4)	(0.6)
Cash and cash equivalents, beginning of period	41.6	41.7
Cash and cash equivalents, end of period	$33.2	$41.1
Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes, net	$9.9	$(10.3)
Interest, net	$(5.9)	$(3.1)
Non-cash capital lease obligations incurred	$0.1	$0.6
Unpaid property and equipment purchases included in accrued liabilities	$1.1	$4.1
Non-cash adjustment between accounts receivable and accrued liabilities	$4.2	$—

______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information
Business
Core-Mark Holding Company, Inc., together with its subsidiaries (referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 45,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements, which are included in its 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.
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
Adoption of ASC 606
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: (Topic 606) ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The Company adopted this pronouncement using the modified retrospective method effective January 1, 2018. Pursuant to Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The Company reviewed the following areas: (i) presentation of certain items, including excise taxes on a gross or net basis; (ii) deferral and amortization of contract fulfillment costs; (iii) recognition of contract assets and liabilities for certain contracts that are performed but not completed; and (iv) timing of recognition of variable consideration received from vendors and paid to customers.  The adoption of this pronouncement did not have any material impacts related to the above-noted areas, nor any impact to opening retained earnings as of January 1, 2018.  Additionally, there were no material impacts on the amount and timing of revenue recognized in the Company's consolidated financial statements.
Revenue Recognition
A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control is transferred, and legal right of ownership passes to the customer. The Company continues to include fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues will also continue to be reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company's total net sales for the three and six months ended June 30, 2018. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying condensed consolidated statements of operations. See Note 12 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
Customers’ Sales Incentives
The Company also provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASU 2014-09, these customers’ sales incentives are recorded as a reduction to net sales as the sales incentive is earned by the customer. Customer sales incentives include volume-based rebates that are accounted for as variable consideration. Additionally, the Company may provide allowances for the customers' commitments to continue using Core-Mark as the supplier. These incentives are known as racking allowances. These allowances may be paid at the inception of the agreement or on a periodic basis. Allowances paid at the inception of the agreement are deferred and amortized over the period of the distribution agreement as a reduction to sales.
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
Contract Costs
Under ASU 2014-09, contract costs such as future business expansion and integration costs with customers may be capitalized when they are considered to generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future. These capitalized costs may include customer-specific hiring and training expenses and personnel-related customer information technology costs. Any capitalized costs will be amortized over the initial term of the customer agreement. Costs to obtain and fulfill customer contracts were not material as of January 1, 2018, or for the three and six months ended June 30, 2018.
Adoption of Other Accounting Pronouncements
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost.  The Company adopted this pronouncement effective January 1, 2018.  The new guidance requires employers that sponsor defined benefit pension and other post retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal.  Service cost will continue to be recognized in the Company’s consolidated statements of operations within selling, general and administrative expenses.  This change had no impact on consolidated net income.  The reclassification of other components of net periodic benefit costs were not material for the Company with the exception of the non-cash pension termination charge during the fourth quarter of 2017 related to the termination of the defined-benefit pension plan. The 2017 pension termination charge will be reclassified in the fourth quarter of 2018 from selling, general and administrative expenses to a new financial statement line item, “Pension Termination Charge.”
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the 2017 Tax Cuts and Jobs Act.  The Company adopted this pronouncement on a prospective basis effective January 1, 2018 and it did not have a material impact for the Company.  Additionally, ASU 2018-02 requires disclosure of the Company’s existing policy of releasing income tax effects from Accumulated Other Comprehensive Income as individual items are adjusted.

Recent Accounting Standards or Updates Not Yet Effective
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance. The new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities, which the Company believes will have a material impact on its consolidated balance sheets. The Company is currently evaluating the adoption of this ASU, including the impact it will have on its financial statements and internal controls, as well as several practical expedients which are permitted related to the adoption. In addition, the Company is in the process of implementing software to assist with future reporting. As of December 31, 2017, the Company had $363.9 million of minimum future lease commitments under non-cancelable lease agreements, which primarily pertain to warehouse facilities and vehicles. A substantial portion of these minimum future lease commitments will be subject to ASU 2016-02 once adopted. This standard is effective for annual periods beginning after December 15, 2018, although early adoption is permitted. The Company expects to adopt ASU 2016-02 in fiscal 2019 using the modified retrospective approach.
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019.  ASU 2017-04 will require the Company to amend its methodology for determining any goodwill impairment calculations beginning in 2020.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 12% of the Company’s net sales for the three and six months ended June 30, 2018 and approximately 13% of the Company’s net sales for the three and six months ended June 30, 2017. No other customers individually accounted for more than 10% of sales for these periods. No single customer accounted for 10% or more of the Company’s accounts receivables as of June 30, 2018 or December 31, 2017.

3.	Acquisition
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company ("Farner-Bocken"), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and has further enhanced the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million, of which $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback will be released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. In July 2018, the Company released $2.5 million as the first annual installment against the indemnity holdback. The acquisition was funded through borrowings under the Company's revolving credit facility.

The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The following table presents the assets acquired and liabilities assumed, based on their fair values and purchase consideration as of the acquisition date (in millions):

July 10, 2017
Accounts receivable	$43.2
Other receivables	0.4
Inventories	35.5
Deposits and prepayments	10.2
Property and equipment	43.1
Goodwill (tax deductible)	36.8
Other intangible assets	22.6
Less: Capital lease liability	(15.8)
Less: Accrued liabilities and other	(2.0)
Total consideration	$174.0

Based on the valuation, intangible assets acquired include the following (in millions):

	Fair Value	Useful Life in Years
Customer relationships	$19.7	9-11
Non-competition agreements	0.1	4-6
Trade names	2.8	1-2
Total other intangible assets	$22.6

The results of Farner-Bocken's operations have been included in the Company’s unaudited condensed consolidated interim financial statements since the date of acquisition. Simultaneous with the closing of the acquisition, the Company executed a capital lease for a warehouse facility in Carroll, Iowa. The lease had an initial 15 year term and, as of June 30, 2018, a capital lease obligation of $15.0 million.

4.	Inventories, net
Inventories consist of the following (in millions):

	June 30, 2018	December 31, 2017
Inventories at FIFO, net of reserves	$669.1	$841.0
Less: LIFO reserve	(164.7)	(151.9)
Total inventories, net of reserves	$504.4	$689.1

Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $164.7 million and $151.9 million higher as of June 30, 2018 and December 31, 2017, respectively. The Company recorded LIFO expense of $6.9 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $12.8 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	June 30, 2018	December 31, 2017
Amounts borrowed (Credit Facility)	$340.0	$488.2
Obligations under capital leases	23.3	24.7
Total long-term debt	$363.3	$512.9

The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750.0 million as of June 30, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate ("LIBOR") or Canadian Dollar Offered Rate ("CDOR") based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30, 2018	December 31, 2017
Amounts borrowed	$340.0	$488.2
Outstanding letters of credit	16.8	14.2
Amounts available to borrow (1)	330.0	152.1
___________________________________________

(1)	Excluding expansion feature of $200.0 million.
Average borrowings during the three and six months ended June 30, 2018 were $316.2 million and $388.7 million, respectively, with amounts borrowed at any one time outstanding ranging from $232.0 million to $575.0 million. For the three and six months ended June 30, 2017, average borrowings were $223.7 million and $253.6 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $336.0 million.
The weighted-average interest rates on the Credit Facility for the three and six months ended June 30, 2018 were 3.1% and 2.9% compared to 2.3% and 2.1% for the same periods in 2017. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.3 million and $0.5 million during the three and six months ended June 30, 2018, and $0.4 million and $0.6 million during the three and six months ended June 30, 2017. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Unamortized debt issuance costs were $2.9 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively.

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
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate and income tax provision is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Federal income tax provision at the statutory rate	$3.2	21.0%	$3.9	35.0%	$2.9	21.0%	$4.2	35.0%
State income taxes, net	0.8	5.0	0.4	3.4	0.6	4.8	0.4	3.0
Excess tax deficiency (benefit) from stock-based award payments	—	—	—	—	0.3	2.2	(1.5)	(12.4)
Other, net	0.4	2.6	—	—	0.1	0.7	—	—
Provision for income taxes	$4.4	28.6%	$4.3	38.4%	$3.9	28.7%	$3.1	25.6%

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
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan ("the Pension Plans"). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans. As of December 31, 2017, the Company had settled its qualified defined-benefit plan through annuities, and as a result had no pension costs for the three and six months ended June 30, 2018. Net periodic benefit costs as well as contributions for the Pension Plans were immaterial during all periods presented.

9.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2018			2017
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$11.0	46.0	$0.24	$6.9	46.3	$0.15
Effect of dilutive common share equivalents:
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$11.0	46.1	$0.24	$6.9	46.4	$0.15
___________________________________________

(1)	Basic and diluted income per share ("EPS") is calculated based on unrounded actual amounts.

	Six Months Ended June 30,
	2018			2017
	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share	Net Income	Weighted-Average Shares Outstanding	Net Income Per Common Share
Basic EPS (1)	$9.7	46.1	$0.21	$9.0	46.3	$0.20
Effect of dilutive common share equivalents:
Performance shares	—	0.1	—	—	0.1	—
Diluted EPS (1)	$9.7	46.2	$0.21	$9.0	46.4	$0.20
___________________________________________

(1)	Basic and diluted income per share ("EPS") is calculated based on unrounded actual amounts.
The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 424,354 and 486,269, respectively, for the three and six months ended June 30, 2018 and 157,118 and 279,198, respectively, for the same periods in 2017.

10.	Stock-based Compensation Plans
Grant Activities
During the six months ended June 30, 2018 and 2017, the Company granted 317,420 and 167,586 time-vesting restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $23.77 and $38.77, respectively.
For the six months ended June 30, 2018, the Company granted 175,581 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $23.78. The 175,581 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2018, to be measured in early 2019. For the six months ended June 30, 2017, the Company granted 126,220 performance-based shares to certain of its employees at a weighted-average grant date fair value of $39.34, of which none were ultimately earned, and the shares were consequently forfeited.
Stock-based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.5 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized stock compensation cost of $4.4 million and $2.3 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $12.9 million at June 30, 2018, which is expected to be recognized over a weighted-average period of 2.2 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Amendment to the Certificate of Incorporation
On May 22, 2018, the Company's stockholders approved an amendment to the Certificate of Incorporation increasing the total number of authorized shares of common stock to 150,000,000 from 100,000,000.
Dividends
The Board of Directors approved the following cash dividends in 2018 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2018	$0.10	March 12, 2018	$4.6	March 29, 2018
May 7, 2018	$0.10	May 24, 2018	$4.6	June 15, 2018
August 6, 2018	$0.10	August 28, 2018	N/A (1)	September 14, 2018
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.

Repurchase of Common Stock

On August 28, 2017, the Company's Board of Directors authorized a new $40.0 million stock repurchase program (the "Program"). At the time of approval, the Company had $0.2 million remaining under its prior stock repurchase program, that was subsequently retired unused. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of June 30, 2018, there was $30.3 million available for future share repurchases under the Program.
The following table summarizes the Company's stock repurchase activities (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,(1)		June 30,(1)
	2018	2017	2018	2017
Number of shares repurchased	232,817	—	356,108	—
Average price per share	$20.01	$—	$21.01	$—
Total repurchase costs	$4.7	$—	$7.5	$—
___________________________________________

(1)	Amounts have been rounded for presentation purposes and may differ from unrounded results.

12.	Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. The Chief Executive Officer of the Company has been identified as the CODM. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada, that aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
United States	$3,821.0	$3,445.2	$7,283.3	$6,635.3
Canada	391.5	347.5	722.8	650.6
Corporate (1)	14.0	8.0	26.3	19.0
Total	$4,226.5	$3,800.7	$8,032.4	$7,304.9

Income before income taxes:
United States	$25.0	$12.6	$28.8	$15.6
Canada	2.5	2.4	3.2	4.1
Corporate (2)	(12.1)	(3.8)	(18.4)	(7.6)
Total	$15.4	$11.2	$13.6	$12.1

Interest expense, net:
United States	$13.4	$10.6	$27.2	$21.5
Canada	0.2	0.2	0.5	0.4
Corporate (3)	(10.2)	(8.8)	(20.5)	(18.0)
Total	$3.4	$2.0	$7.2	$3.9

Depreciation and amortization:
United States	$10.5	$8.7	$20.7	$17.4
Canada	0.6	0.6	1.2	1.2
Corporate (4)	3.7	2.9	7.7	5.7
Total	$14.8	$12.2	$29.6	$24.3

Capital expenditures:
United States	$2.1	$16.5	$8.5	$29.9
Canada	0.2	0.6	0.7	0.9
Total	$2.3	$17.1	$9.2	$30.8
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Consists primarily of intercompany eliminations for interest.

(4)
Consists primarily of depreciation for the consolidation centers and amortization of intangible assets. Consolidation centers buy products from the Company’s suppliers in bulk quantities and then redistribute the products to many of its other distribution centers.

Identifiable assets by geographic area are as follows (in millions):

	June 30, 2018	December 31, 2017(1)
Identifiable assets:
United States	$1,515.8	$1,630.9
Canada	112.0	151.6
Total	$1,627.8	$1,782.5
___________________________________________

(1)
Subsequent to the issuance of the financial statements for the year ended December 31, 2017, the Company identified an error in the previously reported identifiable assets between United States and Canada as of December 31, 2017, which were previously reported as $1,510.5 million and $272.0 million, respectively. The Company has corrected the allocation of the prior period amounts in the table above. The correction was made in Q1 2018 and did not change previously reported total assets as of December 31, 2017.

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2018	2017	2018	2017
Cigarettes	$2,842.7	$2,666.2	$5,380.2	$5,152.9
Food	426.9	363.3	818.4	698.3
Fresh	121.4	102.5	232.3	200.1
Candy	259.9	199.5	501.2	352.2
Other tobacco products	360.9	303.2	691.4	581.9
Health, beauty & general	160.5	118.0	312.0	236.1
Beverages	53.3	48.4	92.4	83.9
Equipment/other	0.9	(0.4)	4.5	(0.5)
Total food/non-food products	1,383.8	1,134.5	2,652.2	2,152.0
Total net sales	$4,226.5	$3,800.7	$8,032.4	$7,304.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 45,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of June 30, 2018, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Second Quarter Overview
During the second quarter of 2018, our results from operations benefited from the acquisition of Farner-Bocken Company (Farner-Bocken) in July 2017 and we continued to grow our food/non-food sales primarily by leveraging our category management expertise in order to make our customers more relevant and profitable. In addition, cigarette volume trends, which declined at a rate greater than our historical norms during the first quarter of the year, returned to levels near our historical experience in the second quarter this year.
Our net sales in the second quarter of 2018 increased 11.2%, or $425.8 million, to $4,226.5 million compared to $3,800.7 million for the same period in 2017. Net sales of food/non-food increased 22.0% for the second quarter of 2018, driven primarily by net market share gains, including the acquisition of Farner-Bocken, the addition of Walmart Inc. (Walmart) and an increase in sales to existing customers, which included strong growth in our alternative nicotine delivery products. Net sales of cigarettes increased 6.6% during the second quarter of 2018 driven primarily by the acquisition of Farner-Bocken and an increase in the average price of cigarettes, offset partially by a decline in the general consumption of cigarettes.
Gross profit in the second quarter of 2018 increased 16.6%, or $30.8 million, to $216.9 million from $186.1 million for the same period in 2017 driven primarily by the acquisition of Farner-Bocken and an increase in sales to existing customers.
Gross profit margin increased 23 basis points to 5.13% of total net sales during the second quarter of 2018 from 4.90% for the same period in 2017. The increase in gross profit margin was driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food products compared to our average distribution center, and by a shift in sales mix toward higher margin food/non-food items for the remainder of the business.
Operating expenses in the second quarter of 2018 increased 14.1%, or $24.6 million, to $198.6 million from $174.0 million for the same period in 2017 driven primarily by the addition of Farner-Bocken and higher expenses from increases in volume handled in our warehouses and by our drivers, partially offset by operational improvements.
Adjusted EBITDA(1) for the second quarter of 2018 increased $12.3 million, or 40.9%, to $42.4 million for the second quarter of 2018 from $30.1 million for the same period last year driven primarily by incremental EBITDA generated from Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements. Net income in the second quarter of 2018 was $11.0 million compared to net income of $6.9 million for the same period in 2017.

___________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). See "Non-GAAP Financial Information."

Business and Supply Expansion
We continue to benefit from the expansion of our business and the execution of our category management strategies, which are focused primarily on enhancing our fresh product offering, leveraging our vendor consolidation initiative (VCI) and providing tailored category management expertise to our customers through our Focused Marketing Initiative (FMI). Our strategies take costs and inefficiencies out of the supply chain, providing our customers an avenue to offer high quality fresh foods and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase our customers’ profits.
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken for purchase consideration of $174.0 million. The acquisition of Farner-Bocken, which is located in Carroll, Iowa, further expands our market share in the Midwest.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We are the primary distributor to these stores for candy, tobacco and certain snack foods. Sales of candy, the largest product category serviced under this arrangement, is expected to generate approximately 35% of the Company’s total Candy sales in 2018.

During the second quarter of 2018, we continued to grow sales and margins in our “Fresh” categories as a result of improving our customers’ product assortment and in-store marketing efforts. Including Farner-Bocken, sales of our Fresh categories grew 18.4% during the second quarter of 2018. We continue to focus on fresh and healthy offerings because we believe that over the long-term the trend is for the convenience consumer to shift buying preferences to these types of products. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food and that perishable foods will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends.
Other Business Developments
In January 2017, we announced the expiration of our supply agreement with Kroger, effective April 2017. The agreement covered approximately 680 stores.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017 (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2018			June 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$425.8	$4,226.5	100.0%	—%	$3,800.7	100.0%	—%
Net sales — Cigarettes	176.5	2,842.7	67.3	61.6	2,666.2	70.2	64.2
Net sales — Food/Non-food	249.3	1,383.8	32.7	38.4	1,134.5	29.8	35.8
Net sales, less excise taxes (non-GAAP) (2)	397.5	3,326.1	78.7	100.0	2,928.6	77.1	100.0
Gross profit (3)	30.8	216.9	5.1	6.5	186.1	4.9	6.4
Warehousing and
distribution expenses	16.3	134.3	3.2	4.0	118.0	3.1	4.0
Selling, general and
administrative expenses	7.5	61.7	1.5	1.9	54.2	1.4	1.9
Amortization of
intangible assets	0.8	2.6	0.1	0.1	1.8	—	0.1
Income from operations	6.2	18.3	0.4	0.6	12.1	0.3	0.4
Interest expense, net	1.4	(3.4)	(0.1)	(0.1)	(2.0)	(0.1)	(0.1)
Foreign currency transaction
gains, net	(0.6)	0.5	—	—	1.1	—	—
Income before income taxes	4.2	15.4	0.4	0.5	11.2	0.3	0.4
Net income	4.1	11.0	0.3	0.3	6.9	0.2	0.2
Adjusted EBITDA (non-GAAP) (4)	12.3	42.4	1.0	1.3	30.1	0.8	1.0
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales in the second quarter of 2018 increased by $425.8 million, or 11.2%, to $4,226.5 million, from $3,800.7 million for the same period in 2017. The increase in net sales was driven primarily by the acquisition of Farner-Bocken in July 2017 and the addition of Walmart, which we started servicing during the second quarter of 2017. In addition, net sales for the second quarter of 2018 benefited from increases in cigarette manufacturers' prices and incremental food/non-food sales to existing customers, partially offset by a decrease in cigarette carton sales.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2018 increased by $176.5 million, or 6.6%, to $2,842.7 million from $2,666.2 million for the same period in 2017. The increase in cigarette net sales was driven primarily by the addition of carton sales from Farner-Bocken and a 3.3% increase in the average sales price per carton, partially offset by a 4.0% decrease in carton sales for the remaining business. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers' prices. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 4.4% and 0.6% for the U.S. and Canada, respectively, driven primarily by a decline in the general consumption of cigarettes.
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

Net cigarette sales as a percentage of total net sales was 67.3% in the second quarter of 2018 compared to 70.2% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2018 increased $249.3 million, or 22.0%, to $1,383.8 million from $1,134.5 million for the same period in 2017.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Three Months Ended
	June 30,		Increase (Decrease)
Product Category	2018	2017	Amounts	Percentage
Food	$426.9	$363.3	$63.6	17.5%
Fresh	121.4	102.5	18.9	18.4%
Candy	259.9	199.5	60.4	30.3%
OTP	360.9	303.2	57.7	19.0%
Health, beauty & general	160.5	118.0	42.5	36.0%
Beverages	53.3	48.4	4.9	10.1%
Equipment/other	0.9	(0.4)	1.3	NA
Total Food/Non-food Products	$1,383.8	$1,134.5	$249.3	22.0%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the second quarter of 2018 was driven primarily by net market share gains, including the addition of Farner-Bocken and Walmart and an increase in sales to existing customers. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our Health, beauty & general category sales benefited from the increasing popularity of alternative nicotine delivery products. Higher sales of cigars and smokeless tobacco continue to drive the growth in our OTP category.  We believe the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 32.7% for the second quarter of 2018 compared to 29.8% for the same period in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in the second quarter of 2018 increased $30.8 million, or 16.6%, to $216.9 million from $186.1 million for the same period in 2017. The increase in gross profit was driven primarily by net market share gains, including the acquisition of Farner-Bocken and an increase in sales to existing customers.
Gross profit margin increased 23 basis points to 5.13% of total net sales during the second quarter of 2018 from 4.90% for the same period in 2017. The increase in gross profit margin was driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food products compared to our average distribution center, and the shift in sales mix toward higher margin food/non-food items for the remainder of the business.
Increases in cigarette prices typically have a negative impact on our gross profit margins with respect to sales, because gross profit on cigarette sales is generally fixed on a cents-per-carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
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
Our cigarette inventory holding gains were $3.5 million in the second quarter of 2018 compared to $0.9 million for the same period in 2017. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

LIFO expense was $6.9 million for the second quarter of 2018 compared to $4.6 million for the same period of 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (PPI) used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Three Months Ended			Three Months Ended
		June 30, 2018			June 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$425.8	$4,226.5	100.0%	—%	$3,800.7	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	397.5	3,326.1	78.7	100.0	2,928.6	77.1	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$2.6	$3.5	0.08%	0.11%	$0.9	0.02%	0.03%
OTP tax refunds (4)	(1.2)	—	—	—	1.2	0.03	0.04
LIFO expense	(2.3)	(6.9)	(0.16)	(0.21)	(4.6)	(0.12)	(0.16)
Remaining gross profit (non-GAAP) (5)	31.7	220.3	5.21	6.62	188.6	4.97	6.44
Gross profit	$30.8	$216.9	5.13%	6.52%	$186.1	4.90%	6.35%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)
For the three months ended June 30, 2018, $2.7 million of the cigarette inventory holding gains were attributable to the U.S and $0.8 million to Canada. For the same period in 2017, all the cigarette inventory holding gains were attributable to Canada.

(4)	For 2017, we received OTP tax refunds of $1.2 million related to prior years' taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information"), increased $31.7 million, or 16.8%, to $220.3 million for the second quarter of 2018 from $188.6 million for the same period in 2017. Remaining gross profit margin was 5.21% in the second quarter of 2018 compared to 4.97% for the same period in 2017.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP Financial Information"), increased $4.2 million, or 7.9%, to $57.6 million for the second quarter of 2018 from $53.4 million for the same period in 2017. Cigarette remaining gross profit per carton increased 4.7% for the second quarter of 2018 compared to the same period in 2017 driven primarily by higher manufacturers' discounts as a result of the increase in cigarette prices.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-food remaining gross profit to Food/Non-food gross profit in "Non-GAAP Financial Information"), increased $27.5 million, or 20.3%, to $162.7 million for the second quarter of 2018 from $135.2 million the same period in 2017. Food/non-food remaining gross profit margin in the second quarter of 2018 was 11.76% compared to 11.92% for the same period in 2017. The decrease in food/non-food remaining gross profit margin was driven primarily by the addition of our agreement with Walmart and a higher sales mix of OTP which have significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting these decreases was the higher gross profit margins generated by the addition of Farner-Bocken and the overall shift in Food/non-food sales to higher margin products.
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
For the second quarter of 2018, our remaining gross profit for food/non-food products was 73.9% of our total remaining gross profit compared to 71.7% for the same period in 2017.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the second quarter of 2018, operating expenses increased by $24.6 million, or 14.1%, to $198.6 million from $174.0 million for the same period in 2017. The increase in operating expenses for the second quarter of 2018 was driven primarily by incremental expenses from the addition of Farner-Bocken and increases in volume handled by our other distribution centers. As a percentage of total net sales, total operating expenses increased approximately 10 basis points to 4.7% for the second quarter of 2018 compared to 4.6% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $16.3 million, or 13.8%, to $134.3 million in the second quarter of 2018 from $118.0 million for the same period in 2017. The increase in warehousing and distribution expenses in the second quarter of 2018 was due primarily to the addition of Farner-Bocken and higher expenses from increases in volume handled in our warehouses and by our drivers. As a percentage of total net sales, warehousing and distribution expenses increased approximately 10 basis points to 3.2% for the second quarter of 2018 compared to 3.1% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $7.5 million, or 13.8%, in the second quarter of 2018, to $61.7 million from $54.2 million for the same period in 2017 due primarily to the acquisition of Farner-Bocken. In addition, SG&A expenses in the second quarter of 2018 included $3.4 million of incremental employee bonus and stock compensation expense and a $1.0 million charge related to a legal settlement. SG&A expenses for the second quarter of 2017 included approximately $1.1 million of acquisition and business integration expenses. As a percentage of net sales, SG&A expenses were 1.5% for the second quarter of 2018 compared to 1.4% for the same period in 2017.
Amortization Expense. Amortization expense increased $0.8 million to $2.6 million in the second quarter of 2018 compared to $1.8 million for the same period in 2017. The increase was due primarily to the amortization of intangible assets related to the acquisition of Farner-Bocken.
Interest Expense, Net. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense, net was $3.4 million and $2.0 million for the second quarter of 2018 and 2017, respectively. The increase in interest expense, net was due primarily to higher borrowings to support business growth, including the acquisition of Farner-Bocken, and increases in interest rates. Average borrowings in the second quarter of 2018 were $316.2 million with a weighted-average interest rate of 3.1% compared to average borrowings of $223.7 million with a weighted-average interest rate of 2.3% for the same period in 2017.
Foreign Currency Transaction Gains, Net.  We recognized a foreign currency gain of $0.5 million in the second quarter of 2018 compared to a gain of $1.1 million for the same period in 2017. The change was due to the fluctuation in the Canadian/U.S. exchange rate. We generally record foreign currency gains and losses from our Canadian operations, depending on prevailing net intercompany borrowing positions.
Income Taxes. Our effective tax rate was 28.6% and 38.4% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the reduction in the federal tax rate from 35% to 21% effective January 1, 2018 under the Tax Cuts and Jobs Act. We currently expect our effective tax rate to approximate 25% for 2018.
Adjusted EBITDA. Adjusted EBITDA increased $12.3 million, or 40.9%, to $42.4 million for the second quarter of 2018 from $30.1 million for the same period last year driven primarily by incremental EBITDA generated from Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Results of Operations
Comparison of the Six Months Ended June 30, 2018 and 2017 (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2018			June 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$727.5	$8,032.4	100.0%	—%	$7,304.9	100.0%	—%
Net sales — Cigarettes	227.3	5,380.2	67.0	61.2	5,152.9	70.5	65.1
Net sales — Food/Non-food	500.2	2,652.2	33.0	38.8	2,152.0	29.5	34.9
Net sales, less excise taxes (non-GAAP) (2)	625.4	6,320.7	78.7	100.0	5,695.3	78.0	100.0
Gross profit (3)	56.6	416.7	5.2	6.6	360.1	4.9	6.3
Warehousing and
distribution expenses	33.9	266.6	3.3	4.2	232.7	3.2	4.1
Selling, general and
administrative expenses	15.6	125.1	1.6	2.0	109.5	1.5	1.9
Amortization of
intangible assets	1.5	5.1	0.1	0.1	3.6	—	0.1
Income from operations	5.6	19.9	0.2	0.3	14.3	0.2	0.3
Interest expense, net	3.3	(7.2)	(0.1)	(0.1)	(3.9)	(0.1)	(0.1)
Foreign currency transaction
gains, net	(0.8)	0.9	—	—	1.7	—	—
Income before taxes	1.5	13.6	0.2	0.2	12.1	0.2	0.2
Net income	0.7	9.7	0.1	0.2	9.0	0.1	0.2
Adjusted EBITDA (non-GAAP) (4)	17.0	66.7	0.8	1.1	49.7	0.7	0.9
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales for the six months ended June 30, 2018 increased by $727.5 million, or 10.0%, to $8,032.4 million, from $7,304.9 million for the same period in 2017. The increase in net sales was driven primarily by the acquisition of Farner-Bocken in July 2017 and the addition of Walmart, which we started servicing during the second quarter of 2017. In addition, net sales for the six months ended June 30, 2018 benefited from increases in cigarette excise taxes in certain jurisdictions, increases in cigarette manufacturers' prices and incremental food/non-food sales to existing customers. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales to existing customers and a reduction in sales related to the expiration of our distribution agreement with Kroger in April 2017.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2018 increased by $227.3 million, or 4.4%, to $5,380.2 million from $5,152.9 million for the same period in 2017. The increase in cigarette net sales was driven primarily by the addition of carton sales from Farner-Bocken and a 5.3% increase in the average sales price per carton, partially offset by an 8.3% decrease in carton sales for the remaining business. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers' prices and an increase in excise taxes in the state of California in April 2017. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 8.9% and 1.4% for the U.S. and Canada, respectively. The decrease in the U.S. was driven primarily by a decline in the general consumption of cigarettes during the six months ended June 30, 2018, which was greater than historical norms during the first quarter of the year, and the expiration of our distribution agreement with Kroger. The decline in cigarette volume, which declined at a greater rate than our historical norms during the first quarter of the year, returned to levels near our historical experience in the second quarter of 2018.
We believe long-term cigarette consumption will continue to be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historically, industry data indicates that convenience retailers have more than offset cigarette volume profit declines through higher sales of other nicotine products, fresh and food service and other food/non-food products.
Net cigarette sales as a percentage of total net sales was 67.0% for the six months ended June 30, 2018 compared to 70.5% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2018 increased $500.2 million, or 23.2%, to $2,652.2 million from $2,152.0 million for the same period in 2017.
The following table provides net sales by product category for our food/non-food products (in millions) (1):

	Six Months Ended
	June 30,		Increase (Decrease)
Product Category	2018	2017	Amounts	Percentage
Food	$818.4	$698.3	$120.1	17.2%
Fresh	232.3	200.1	32.2	16.1%
Candy	501.2	352.2	149.0	42.3%
OTP	691.4	581.9	109.5	18.8%
Health, beauty & general	312.0	236.1	75.9	32.1%
Beverages	92.4	83.9	8.5	10.1%
Equipment/other	4.5	(0.5)	5.0	NA
Total Food/Non-food Products	$2,652.2	$2,152.0	$500.2	23.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the six months ended June 30, 2018 was driven primarily by net market share gains, including the addition of Farner-Bocken and Walmart and an increase in sales to existing customers partially offset by the expiration of our distribution agreement with Kroger. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our Health, beauty & general category sales benefited from the increasing popularity of alternative nicotine delivery products. Higher sales of cigars and smokeless tobacco continue to drive the growth in our OTP category.  We believe the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue and partially offset the impact of the expected long-term decline of cigarette consumption.
Net sales of food/non-food products as a percentage of total net sales was 33.0% for the six months ended June 30, 2018 compared to 29.5% for the same period in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit for the six months ended June 30, 2018 increased $56.6 million, or 15.7%, to $416.7 million from $360.1 million for the same period in 2017. The increase in gross profit was driven primarily by net market share gains, including the acquisition of Farner-Bocken and an increase in sales to existing customers.
Gross profit margin increased 26 basis points to 5.19% of total net sales for the six months ended June 30, 2018 from 4.93% for the same period in 2017. The increase in gross profit margin was driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food products compared to our average distribution center, and the shift in sales mix toward higher margin food/non-food items for the remainder of the business.
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
Our cigarette inventory holding gains were $10.6 million for the six months ended June 30, 2018 compared to $7.5 million for the same period in 2017. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

Increases in cigarette prices and excise taxes typically have a negative impact on our gross profit margins with respect to sales because gross profit on cigarette sales is generally fixed on a cents-per-carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
LIFO expense was $12.8 million for the six months ended June 30, 2018 compared to $8.8 million for the same period of 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions) (1):

		Six Months Ended			Six Months Ended
		June 30, 2018			June 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$727.5	$8,032.4	100.0%	—%	$7,304.9	100.0%	—%
Net sales, less excise taxes (non-GAAP) (2)	625.4	6,320.7	78.7	100.0	5,695.3	78.0	100.0
Components of gross profit:
Cigarette inventory holding gains (3)	$3.1	$10.6	0.13%	0.16%	$7.5	0.10%	0.13%
OTP tax refunds (4)	(1.2)	—	—	—	1.2	0.02	0.02
LIFO expense	(4.0)	(12.8)	(0.16)	(0.20)	(8.8)	(0.12)	(0.15)
Remaining gross profit (non-GAAP) (5)	58.7	418.9	5.22	6.63	360.2	4.93	6.32
Gross profit	$56.6	$416.7	5.19%	6.59%	$360.1	4.93%	6.32%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)
For the six months ended June 30, 2018, $8.2 million of the cigarette inventory holding gains were attributable to the U.S and $2.4 million to Canada. For the same period in 2017, $5.0 million and $2.5 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)	For 2017, we received OTP tax refunds of $1.2 million related to prior years' taxes.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information"), increased $58.7 million, or 16.3%, to $418.9 million for the six months ended June 30, 2018 from $360.2 million for the same period in 2017. Remaining gross profit margin was 5.22% for the six months ended June 30, 2018 compared to 4.93% for the same period in 2017.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP Financial Information"), increased $2.5 million, or 2.4%, to $106.2 million for the six months ended June 30, 2018 from $103.7 million for the same period in 2017. Cigarette remaining gross profit per carton increased 3.3% for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by higher manufacturers' discounts as a result of the increase in cigarette prices.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-food remaining gross profit to Food/Non-food gross profit in "Non-GAAP Financial Information"), increased $56.2 million, or 21.9%, to $312.7 million for the six months ended June 30, 2018 from $256.5 million the same period in 2017. Food/non-food remaining gross profit margin for the six months ended June 30, 2018 was 11.79% compared to 11.92% for the same period in 2017. The decrease in food/non-food remaining gross profit margin was driven primarily by the addition of our agreement with Walmart and a higher sales mix of OTP which have significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting these decreases was the higher gross profit margins generated by the addition of Farner-Bocken, which has higher overall food/non-food margins compared to the rest of our business, and the effects of the expiration of the distribution agreement with Kroger.
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
For the six months ended June 30, 2018, our remaining gross profit for food/non-food products was 74.6% of our total remaining gross profit compared to 71.2% for the same period in 2017.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. For the six months ended June 30, 2018, operating expenses increased by $51.0 million, or 14.7%, to $396.8 million from $345.8 million for the same period in 2017. The increase was due primarily to the acquisition of Farner-Bocken and higher distribution expenses, partially offset by the operational improvements in two of our distribution centers. As a percentage of total net sales, total operating expenses increased approximately 20 basis points to 4.9% for the six months ended June 30, 2018 compared to 4.7% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $33.9 million, or 14.6%, to $266.6 million for the six months ended June 30, 2018 from $232.7 million for the same period in 2017. The increase in warehousing and distribution expenses for the six months ended June 30, 2018 was due primarily to the addition of Farner-Bocken and higher distribution expenses, partially offset by operational improvements. As a percentage of total net sales, warehousing and distribution expenses increased approximately 10 basis points to 3.3% for the six months ended June 30, 2018 compared to 3.2% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $15.6 million, or 14.2%, for the six months ended June 30, 2018, to $125.1 million from $109.5 million for the same period in 2017. The increase in SG&A expenses for the six months ended June 30, 2018 was due primarily to the acquisition of Farner-Bocken. In addition, SG&A expenses for the six months ended June 30, 2018 included $4.7 million of incremental employee bonus and stock compensation expense and a $1.0 million charge related to a legal settlement. SG&A expenses in 2017 included approximately $2.1 million of acquisition and business integration expenses. As a percentage of net sales, SG&A expenses were 1.6% for the six months ended June 30, 2018 compared to 1.5% for the same period in 2017.
Amortization Expense. Amortization expense increased $1.5 million to $5.1 million, for the six months ended June 30, 2018 compared to $3.6 million for the same period in 2017. The increase was due primarily to the amortization of intangible assets related to our acquisition of Farner-Bocken.
Interest Expense, Net. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense, net was $7.2 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense, net was due primarily to higher borrowings to support business growth, including the acquisition of Farner-Bocken, and increases in interest rates. Average borrowings for the six months ended June 30, 2018 were $388.7 million, with a weighted-average interest rate of 2.9%, compared to average borrowings of $253.6 million and a weighted-average interest rate of 2.1% for the same period in 2017.
Foreign Currency Transaction Gains, Net.  We recognized a foreign currency gain of $0.9 million for the six months ended June 30, 2018 compared to a gain of $1.7 million for the same period in 2017. The change was due to the fluctuation in the Canadian/U.S. exchange rate. We generally record foreign currency gains and losses from our Canadian operations, depending on prevailing net intercompany borrowing positions.
Income Taxes. Our effective tax rate was 28.7% and 25.6% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 included the revised federal tax rate of 21.0% effective January 1, 2018 under the Tax Cuts and Jobs Act. The effective tax rate for the six months ended June 30, 2017 included the previously enacted tax rate of 35%, however, it also included a benefit of $1.5 million related to excess tax benefits from share based award payments recognized in the first quarter of 2017. We currently expect our effective tax rate to be approximately 25% for 2018.
Adjusted EBITDA. Adjusted EBITDA increased $17.0 million, or 34.2%, to $66.7 million for the six months ended June 30, 2018 from $49.7 million for the same period last year. Incremental Adjusted EBITDA generated from Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements were partially offset by the impact of the expiration of the distribution agreement with Kroger and a decline in the consumption of cigarettes (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
Net income	$11.0	$6.9		$9.7	$9.0
Interest expense, net (1)	3.4	2.0		7.2	3.9
Provision for income taxes	4.4	4.3		3.9	3.1
Depreciation and amortization	14.7	12.2		29.6	24.3
LIFO expense	6.9	4.6		12.8	8.8
Stock-based compensation expense	2.5	1.2		4.4	2.3
Foreign currency transaction gains, net	(0.5)	(1.1)		(0.9)	(1.7)
Adjusted EBITDA (non-GAAP)	$42.4	$30.1	40.9%	$66.7	$49.7	34.2%
______________________________________________

(1)	Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cigarettes
Net sales	$2,842.7	$2,666.2	$5,380.2	$5,152.9
Excise taxes in sales (2)	795.4	785.6	1,510.2	1,447.0
Net sales, less excise taxes (non-GAAP) (3)	2,047.3	1,880.6	3,870.0	3,705.9
LIFO expense	5.1	3.3	10.1	6.9
Gross profit (4)	56.0	51.0	106.7	104.3
Gross profit %	1.97%	1.91%	1.98%	2.02%
Gross profit % less excise taxes (non-GAAP)	2.74%	2.71%	2.76%	2.81%
Remaining gross profit (non-GAAP) (6)	$57.6	$53.4	$106.2	$103.7
Remaining gross profit % (non-GAAP)	2.03%	2.00%	1.97%	2.01%
Remaining gross profit % less excise taxes (non-GAAP)	2.81%	2.84%	2.74%	2.80%

Food/Non-food Products
Net sales	$1,383.8	$1,134.5	$2,652.2	$2,152.0
Excise taxes in sales (2)	105.0	86.5	201.5	162.6
Net sales, less excise taxes (non-GAAP) (3)	1,278.8	1,048.0	2,450.7	1,989.4
LIFO expense	1.8	1.3	2.7	1.9
Gross profit (5)	160.9	135.1	310.0	255.8
Gross profit %	11.63%	11.91%	11.69%	11.89%
Gross profit % less excise taxes (non-GAAP)	12.58%	12.89%	12.65%	12.86%
Remaining gross profit (non-GAAP) (6)	$162.7	$135.2	$312.7	$256.5
Remaining gross profit % (non-GAAP)	11.76%	11.92%	11.79%	11.92%
Remaining gross profit % less excise taxes (non-GAAP)	12.72%	12.90%	12.76%	12.89%

Totals
Net sales	$4,226.5	$3,800.7	$8,032.4	$7,304.9
Excise taxes in sales (2)	900.4	872.1	1,711.7	1,609.6
Net sales, less excise taxes (non-GAAP) (3)	3,326.1	2,928.6	6,320.7	5,695.3
LIFO expense	6.9	4.6	12.8	8.8
Gross profit (4) (5)	216.9	186.1	416.7	360.1
Gross profit %	5.13%	4.90%	5.19%	4.93%
Gross profit % less excise taxes (non-GAAP)	6.52%	6.35%	6.59%	6.32%
Remaining gross profit (non-GAAP) (6)	$220.3	$188.6	$418.9	$360.2
Remaining gross profit % (non-GAAP)	5.21%	4.97%	5.22%	4.93%
Remaining gross profit % less excise taxes (non-GAAP)	6.62%	6.44%	6.63%	6.32%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)
Excise taxes included in our net sales consist of state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on manufacturers who pass the tax on to us as part of the product cost and thus are not a component of our excise taxes. Although increases in cigarette excise taxes result in higher net sales, our overall gross profit percentage may be reduced, as gross profit dollar value generally remains the same.

(3)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(4)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $3.5 million and $10.6 million for the three and six months ended June 30, 2018, respectively compared to $0.9 million and $7.5 million for the same periods in 2017.

(5)
Food/non-food gross profit includes (i) food/non-food inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes, (iii) OTP tax refunds of $1.2 million in 2017 and (iv) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information."
Liquidity and Capital Resources
Our cash and cash equivalents were $33.2 million and $41.6 million as of June 30, 2018 and December 31, 2017, respectively. Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2018, our cash flows provided by operating activities were $169.3 million. We had $330.0 million of borrowing capacity available under our Credit Facility excluding our expansion feature of $200.0 million as of June 30, 2018.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flow from operating activities provided net cash of $169.3 million for the six months ended June 30, 2018 compared to $108.0 million of net cash provided for the same period in 2017, an increase of $61.3 million. The increase was primarily attributable to an increase in Adjusted EBITDA of $17.0 million (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA"), and changes in working capital during the comparative periods.
Working capital contributions provided cash of $110.6 million for the six months ended June 30, 2018, compared to $63.9 million for the six months ended June 30, 2017, an increase of $46.7 million. These contributions for the comparative periods were impacted by, among other items, inventory levels, buy-ins for LIFO, cigarette manufacturers’ price increases and the expiration of a significant customer contract.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Six Months Ended
	June 30,
	2018	2017	Change
Accounts receivable, net	$(27.4)	$(46.8)	$19.4
Other receivables, net	11.1	16.6	(5.5)
Inventories, net	167.6	60.0	107.6
Deposits, prepayments and other non-current assets	(46.7)	(17.3)	(29.4)
Accounts payable	55.0	66.1	(11.1)
Cigarette and tobacco taxes payable	(56.6)	(1.8)	(54.8)
Claims, accrued and other long-term liabilities	7.6	(12.9)	20.5
Net cash provided by changes in working capital	$110.6	$63.9	$46.7
Cash Flows from Investing Activities
Our investing activities used net cash of $10.4 million for the six months ended June 30, 2018 compared to net cash used of $33.6 million for the same period in 2017. Additions to property and equipment were $9.2 million for the six months ended June 30, 2018 compared to $30.8 million for the same period in 2017. Investing activities in 2017 were higher due primarily to expansion projects. We expect capital expenditures for 2018 to be approximately $30.0 million, which will be utilized primarily for maintenance investments.

Cash Flows from Financing Activities
Our financing activities used net cash of $167.6 million for the six months ended June 30, 2018 compared to net cash used of $73.4 million for the same period in 2017. Net repayments of our Credit Facility during the six months ended June 30, 2018 were $148.2 million compared to net repayments of $115.5 million for the same period in 2017. The increase in Credit Facility repayments was in part due to the working capital movements described above. Book overdrafts decreased $56.8 million, caused by the level of cash on hand in relation to the timing of accounts payable and vendor prepayments. During the six months ended June 30, 2018, we repurchased $7.5 million of our common stock under our stock repurchase program that was approved by our Board of Directors on August 28, 2017.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of June 30, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	June 30,	December 31,
	2018	2017
Amounts borrowed	$340.0	$488.2
Outstanding letters of credit	16.8	14.2
Amounts available to borrow (1)	330.0	152.1
______________________________________________
(1)    Excluding expansion feature of $200.0 million.
Average borrowings during the three and six months ended June 30, 2018 were $316.2 million and $388.7 million, respectively, with amounts borrowed at any one time outstanding ranging from $232.0 million to $575.0 million. For the three and six months ended June 30, 2017, average borrowings were $223.7 million and $253.6 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $336.0 million over the six-month period.

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
Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. Forward-looking statements are made only as of the date of this Form 10-Q and are based on our current intent, beliefs, plans and expectations. They involve risks and uncertainties that could cause actual future results, performance or developments to differ materially from historical results or those described in or implied by such forward-looking statements.
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, our senior management and other key personnel; declining cigarette sales volumes; competition in our distribution markets; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation and other matters negatively affecting the cigarette and tobacco industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and Food/Non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period-to-period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:

(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains. See Adjusted EBITDA table for additional details on the components of Adjusted EBITDA.
(ii) Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales and gross profits due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on manufacturers, who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette taxes result in higher net sales, our overall gross profit percentage may be reduced.
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
The following tables reconcile net sales, less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$4,226.5	$3,800.7	$8,032.4	$7,304.9
Excise taxes	(900.4)	(872.1)	(1,711.7)	(1,609.6)
Net sales, less excise taxes (non-GAAP)	$3,326.1	$2,928.6	$6,320.7	$5,695.3

Gross profit	$216.9	$186.1	$416.7	$360.1
Cigarette inventory holding gains	(3.5)	(0.9)	(10.6)	(7.5)
OTP tax refunds (2)	—	(1.2)	—	(1.2)
LIFO expense	6.9	4.6	12.8	8.8
Remaining gross profit (non-GAAP)	$220.3	$188.6	$418.9	$360.2

Remaining gross profit % (non-GAAP)	5.21%	4.97%	5.22%	4.93%
Remaining gross profit % less excise taxes (non-GAAP)	6.62%	6.44%	6.63%	6.32%
Gross profit %	5.13%	4.90%	5.19%	4.93%
Gross profit % less excise taxes (non-GAAP)	6.52%	6.35%	6.59%	6.32%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For 2017, we received OTP tax refunds of $1.2 million related to prior year's taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cigarettes:
Net sales	$2,842.7	$2,666.2	$5,380.2	$5,152.9
Excise taxes	(795.4)	(785.6)	(1,510.2)	(1,447.0)
Net sales, less excise taxes (non-GAAP)	$2,047.3	$1,880.6	$3,870.0	$3,705.9

Gross profit	$56.0	$51.0	$106.7	$104.3
Cigarette inventory holding gains	(3.5)	(0.9)	(10.6)	(7.5)
LIFO expense	5.1	3.3	10.1	6.9
Remaining gross profit (non-GAAP)	$57.6	$53.4	$106.2	$103.7

Remaining gross profit % (non-GAAP)	2.03%	2.00%	1.97%	2.01%
Remaining gross profit % less excise taxes (non-GAAP)	2.81%	2.84%	2.74%	2.80%
Gross profit %	1.97%	1.91%	1.98%	2.02%
Gross profit % less excise taxes (non-GAAP)	2.74%	2.71%	2.76%	2.81%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Food/Non-food:
Net sales	$1,383.8	$1,134.5	$2,652.2	$2,152.0
Excise taxes	(105.0)	(86.5)	(201.5)	(162.6)
Net sales, less excise taxes (non-GAAP)	$1,278.8	$1,048.0	$2,450.7	$1,989.4

Gross profit	$160.9	$135.1	$310.0	$255.8
OTP tax refunds (2)	—	(1.2)	—	(1.2)
LIFO expense	1.8	1.3	2.7	1.9
Remaining gross profit (non-GAAP)	$162.7	$135.2	$312.7	$256.5

Remaining gross profit % (non-GAAP)	11.76%	11.92%	11.79%	11.92%
Remaining gross profit % less excise taxes (non-GAAP)	12.72%	12.90%	12.76%	12.89%
Gross profit %	11.63%	11.91%	11.69%	11.89%
Gross profit % less excise taxes (non-GAAP)	12.58%	12.89%	12.65%	12.86%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For 2017, we received OTP tax refunds of $1.2 million related to prior year's taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018, did not change materially during the six months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock by the Company during the three months ended June 30, 2018.

Issuer Purchases of Equity Securities
Calendar month in which purchases were made:	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Cost of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(3)
April 2018	—	$—	$—	$35.0
May 2018	79,330	18.77	1,488,958	33.5
June 2018	153,487	20.65	3,169,213	30.3
Total repurchases for the three months ended June 30, 2018	232,817	$20.01	$4,658,171	$30.3
_____________________________________________

(1)	All purchases were made as part of the share repurchase programs announced on August 28, 2017.

(2)	Includes related transaction fees.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated May 21, 2015).

3.3
Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 23, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core-Mark Holding Company, Inc.

August 7, 2018	By:	/S/ SCOTT E. McPHERSON
	Name:	Scott E. McPherson
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

August 7, 2018	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer