Form 10-Q
period 2018-09-30
Core-Mark Holding Company, Inc.
filed 2018-11-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically , if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
     Yes  ☐    No  ☒
As of November 2, 2018, 45,703,705 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$37.8	$41.6
Accounts receivable, net of allowance for doubtful accounts of $7.0 and $7.3 as of September 30, 2018 and December 31, 2017, respectively	425.5	442.3
Other receivables, net	96.4	94.4
Inventories, net (Note 4)	651.4	689.1
Deposits and prepayments	49.4	108.0
Total current assets	1,260.5	1,375.4
Property and equipment, net	234.0	249.0
Goodwill	72.8	72.8
Other intangible assets, net	53.1	59.1
Other non-current assets, net	26.5	26.2
Total assets	$1,646.9	$1,782.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$218.9	$169.9
Book overdrafts	35.8	45.3
Cigarette and tobacco taxes payable	231.0	304.5
Accrued liabilities	148.1	124.8
Total current liabilities	633.8	644.5
Long-term debt (Note 5)	375.5	512.9
Deferred income taxes	29.4	27.4
Other long-term liabilities	14.3	16.2
Claims liabilities	29.1	26.3
Total liabilities	1,082.1	1,227.3
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 and 100,000,000 shares authorized; 52,522,498 and 52,397,668 shares issued; 45,808,674 and 46,165,009 shares outstanding at September 30, 2018 and December 31, 2017, respectively) (Note 11)	0.5	0.5
Additional paid-in capital	281.4	276.8
Treasury stock at cost (6,713,824 and 6,232,659 shares of common stock at September 30, 2018 and December 31, 2017, respectively)	(87.6)	(75.1)
Retained earnings	375.4	355.1
Accumulated other comprehensive loss	(4.9)	(2.1)
Total stockholders’ equity	564.8	555.2
Total liabilities and stockholders’ equity	$1,646.9	$1,782.5
_____________________________________________ _
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$4,273.2	$4,310.7	$12,305.6	$11,615.6
Cost of goods sold	4,039.4	4,088.5	11,655.1	11,033.3
Gross profit	233.8	222.2	650.5	582.3
Warehousing and distribution expenses	137.6	137.4	404.2	370.1
Selling, general and administrative expenses	58.8	57.0	183.9	166.5
Amortization of intangible assets	2.5	2.4	7.6	6.0
Total operating expenses	198.9	196.8	595.7	542.6
Income from operations	34.9	25.4	54.8	39.7
Interest expense, net	(3.4)	(3.8)	(10.6)	(7.7)
Foreign currency transaction (losses) gains, net	(0.4)	0.2	0.5	1.9
Income before income taxes	31.1	21.8	44.7	33.9
Provision for income taxes (Note 7)	(7.4)	(8.1)	(11.3)	(11.2)
Net income	$23.7	$13.7	$33.4	$22.7

Basic net income per common share (Note 9)	$0.52	$0.29	$0.72	$0.49

Diluted net income per common share (Note 9)	0.51	0.29	0.72	0.49

Basic weighted-average shares (Note 9)	45.9	46.3	46.1	46.3

Diluted weighted-average shares (Note 9)	46.2	46.4	46.2	46.4

Dividends declared and paid per common share (Note 11)	$0.10	$0.09	$0.30	$0.27
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$23.7	$13.7	$33.4	$22.7

Defined benefit plan adjustments	—	0.1	—	0.2
Foreign currency translation gains (losses), net	1.2	2.8	(2.8)	1.2
Other comprehensive income (loss), net of tax	1.2	2.9	(2.8)	1.4
Comprehensive income	$24.9	$16.6	$30.6	$24.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$33.4	$22.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	20.5	14.6
Amortization of debt issuance costs	0.6	0.6
Stock-based compensation expense	6.4	3.5
Bad debt expense, net	1.8	0.9
Loss on disposals	0.6	—
Depreciation and amortization	44.5	39.6
Foreign currency gains, net	(0.5)	(1.9)
Deferred income taxes	2.0	2.1
Changes in operating assets and liabilities:
Accounts receivable, net	9.9	(48.7)
Other receivables, net	(2.1)	6.2
Inventories, net	14.1	(2.7)
Deposits, prepayments and other non-current assets	53.9	36.3
Accounts payable	49.2	53.5
Cigarette and tobacco taxes payable	(71.9)	(23.0)
Claims, accrued and other long-term liabilities	29.7	5.6
Net cash provided by operating activities	192.1	109.3
Cash flows from investing activities:
Acquisition of business	(2.5)	(169.0)
Additions to property and equipment, net	(14.9)	(44.0)
Capitalization of software and related development costs	(1.6)	(3.4)
Proceeds from sale of property and equipment, net	0.1	—
Net cash used in investing activities	(18.9)	(216.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,276.1	1,273.9
Repayments under revolving credit facility	(1,414.3)	(1,135.9)
Payments of financing costs	—	(1.8)
Payments on capital leases	(2.0)	(1.5)
Dividends paid	(13.9)	(12.6)
Repurchases of common stock	(12.5)	(3.6)
Tax withholdings related to net share settlements of restricted stock units	(1.6)	(3.6)
(Decrease) increase in book overdrafts	(9.5)	7.4
Net cash (used in) provided by financing activities	(177.7)	122.3
Effects of changes in foreign exchange rates	0.7	(1.1)
Change in cash and cash equivalents	(3.8)	14.1
Cash and cash equivalents, beginning of period	41.6	41.7
Cash and cash equivalents, end of period	$37.8	$55.8
Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes, net	$9.7	$(13.0)
Interest, net	$(9.2)	$(6.5)
Non-cash capital lease obligations incurred	$0.2	$0.7
Unpaid property and equipment purchases included in accrued liabilities	$0.6	$0.3
Non-cash indemnification holdback	$—	$5.0

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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements, which are included in its 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018.
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
Revenue Recognition
A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control is transferred, and legal right of ownership passes to the customer. The Company continues to include fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues will continue to be reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company's total net sales for the three and nine months ended September 30, 2018. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying condensed consolidated statements of operations. See Note 12 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
Customers’ Sales Incentives
The Company also provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASU 2014-09, these customers’ sales incentives are recorded as a reduction to net sales as each sales incentive is earned by a customer. Customer sales incentives include volume-based rebates that are accounted for as variable consideration. Additionally, the Company may provide allowances for the customers' commitments to continue using Core-Mark as the supplier. These incentives are known as racking allowances and may be paid at the inception of a customer's agreement or on a periodic basis. Allowances paid at the inception of an agreement are deferred and amortized over the period of the distribution agreement as a reduction to sales.
Excise Taxes
As part of the implementation of ASU 2014-09, the Company determined it is primarily responsible for collecting and remitting state, local and provincial excise taxes on cigarette and other tobacco products and will continue to present excise taxes as part of revenue and remittances as part of cost of goods sold. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. Additionally, federal excise taxes are levied on manufacturers who, in turn, pass taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes.
Contract Costs
Under ASU 2014-09, contract costs such as future business expansion and integration costs with customers may be capitalized when they are considered to generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future. These capitalized costs may include customer-specific hiring and training expenses and personnel-related customer information technology costs. Any capitalized costs will be amortized over the initial term of the customer agreement. Costs to obtain and fulfill customer contracts were not material as of January 1, 2018, or for the three and nine months ended September 30, 2018.
Adoption of Other Accounting Pronouncements
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost.  The Company adopted this pronouncement effective January 1, 2018.  The new guidance requires employers that sponsor defined benefit pension and other post retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the subtotal for income from operations.  Service cost continues to be recognized in the Company’s consolidated statements of operations within selling, general and administrative expenses.  This change had no impact on consolidated net income.  The reclassification of other components of net periodic benefit costs were not material for the Company with the exception of the non-cash pension termination charge during the fourth quarter of 2017 related to the termination of the defined-benefit pension plan. The 2017 pension termination charge will be reclassified in the fourth quarter of 2018 from selling, general and administrative expenses to a new financial statement line item, “Pension Termination Charge.”
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the 2017 Tax Cuts and Jobs Act.  The Company adopted this pronouncement on a prospective basis effective January 1, 2018 and it did not have a material impact for the Company.  Additionally, ASU 2018-02 requires disclosure of the Company’s existing policy of releasing income tax effects from Accumulated Other Comprehensive Income (Loss) as individual items are adjusted.

Recent Accounting Standards or Updates Not Yet Effective
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance. The new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities, which the Company believes will have a material impact on its consolidated balance sheets. The Company is currently evaluating the adoption of this ASU, including the impact it will have on its financial statements and internal controls, as well as several practical expedients which are permitted related to the adoption. The Company plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company is finalizing its decision in regards to the practical expedient to combine or not combine lease and nonlease components by class of underlying asset. On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method to apply the new lease standard prospectively at adoption date rather than at the earliest period presented. The Company is implementing lease software to assist with future reporting and has substantially completed loading of the Company's lease portfolio. Accordingly, the Company anticipates electing the optional transition method, which allows for a cumulative-effect adjustment to retained earnings in the period of adoption and the Company will not restate prior periods. As of December 31, 2017, the Company had $363.9 million of minimum future lease commitments under non-cancelable lease agreements, which primarily pertain to warehouse facilities and vehicles. A substantial portion of these minimum future lease commitments will be subject to ASU 2016-02 once adopted. ASU 2016-02 is effective for annual periods beginning after December 15, 2018.
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
On August 28, 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The new guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for defined benefit pension and other post-retirement benefit plans. ASU 2018-14 requires retrospective application and is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company has determined that ASU 2018-14 will not have material impacts on its consolidated financial statements.
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
Murphy U.S.A., the Company's largest customer, accounted for approximately 12% of the Company’s net sales for the three and nine months ended September 30, 2018 and approximately 11% and 12% of the Company’s net sales for the three and nine months ended September 30, 2017, respectively. No other customers individually accounted for more than 10% of sales for these periods. No single customer accounted for 10% or more of the Company’s accounts receivables as of September 30, 2018 or December 31, 2017.

3.	Acquisition
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company ("Farner-Bocken"), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and has further enhanced the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million, of which $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback will be released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. In July 2018, the Company released $2.5 million as the first annual installment of the indemnity holdback. The acquisition was funded through borrowings under the Company's revolving credit facility.

4.	Inventories, net
Inventories consist of the following (in millions):

	September 30, 2018	December 31, 2017
Inventories at FIFO, net of reserves	$823.3	$841.0
Less: LIFO reserve	(171.9)	(151.9)
Total inventories, net of reserves	$651.4	$689.1

Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $171.9 million and $151.9 million higher as of September 30, 2018 and December 31, 2017, respectively. The Company recorded LIFO expense of $7.2 million and $6.0 million for the three months ended September 30, 2018 and 2017, respectively, and $20.0 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively.

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	September 30, 2018	December 31, 2017
Amounts borrowed (Credit Facility)	$350.0	$488.2
Obligations under capital leases	25.5	24.7
Total long-term debt	$375.5	$512.9

The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750.0 million as of September 30, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate ("LIBOR") or Canadian Dollar Offered Rate ("CDOR") based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30, 2018	December 31, 2017
Amounts borrowed	$350.0	$488.2
Outstanding letters of credit	16.8	14.2
Amounts available to borrow (1)	364.7	152.1
___________________________________________

(1)	Excluding expansion feature of $200.0 million.
Average borrowings during the three and nine months ended September 30, 2018 were $326.9 million and $367.9 million, respectively, with amounts borrowed at any one time outstanding ranging from $232.0 million to $575.0 million. For the three and nine months ended September 30, 2017, average borrowings were $465.9 million and $325.2 million, respectively, with amounts borrowed at any one time outstanding ranging from $165.0 million to $605.0 million.

The weighted-average interest rates on the Credit Facility for the three and nine months ended September 30, 2018 were 3.3% and 3.0% compared to 2.5% and 2.3% for the same periods in 2017, respectively. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates. The Company paid fees for unused facility and letter of credit participation, which are included in interest expense, of $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2017, respectively. The Company recorded charges related to amortization of debt issuance costs, which are included in interest expense, of $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. Unamortized debt issuance costs were $2.7 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively.

6.	Contingencies
Litigation
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.

7.	Income Taxes
A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate and income tax provision is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Federal income tax provision at the statutory rate	$6.5	21.0%	$7.7	35.0%	$9.4	21.0%	$11.9	35.0%
Increase (decrease) resulting from:
State income taxes, net	1.4	4.4	0.8	3.9	2.0	4.5	1.3	3.8
Decrease in unrecognized tax benefits (inclusive of related interest and penalty)	—	—	(0.3)	(1.3)	—	—	(0.3)	(0.8)
Excess tax deficiency (benefit) from stock-based award payments	—	—	—	—	0.3	0.7	(1.5)	(4.5)
Other, net(1)	(0.5)	(1.6)	(0.1)	(0.4)	(0.4)	(0.9)	(0.2)	(0.5)
Provision for income taxes	$7.4	23.8%	$8.1	37.2%	$11.3	25.3%	$11.2	33.0%

___________________________________________

(1)	Other, net includes adjustments of prior year's estimates.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 to 2017 tax years remain subject to examination by U.S. federal and state authorities. The 2014 tax year is still open for certain U.S. state tax authorities. The 2010 to 2017 tax years remain subject to examination by the tax authorities in Canada.

8.	Employee Benefit Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (the "Pension Plans"). The Pension Plans were frozen as of September 30, 1986, and since then there have been no new entrants to the Pension Plans. As of December 31, 2017, the Company had settled its qualified defined-benefit plan through annuities, and as a result had no pension costs for the three and nine months ended September 30, 2018. Net periodic benefit costs as well as contributions for the post-retirement benefit plan were immaterial during all periods presented.

9.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per common share (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Earnings
Net income	$23.7	$13.7	$33.4	$22.7
Shares
Weighted-average common shares outstanding (basic shares)	45.9	46.3	46.1	46.3
Adjustment for assumed dilution:
Restricted stock units	0.2	—	0.1	—
Performance shares	0.1	0.1	—	0.1
Weighted-average shares assuming dilution (diluted shares)	46.2	46.4	46.2	46.4
Earnings per share
Basic(1)	$0.52	$0.29	$0.72	$0.49
Diluted(1)	$0.51	$0.29	$0.72	$0.49
___________________________________________

(1)	Basic and diluted earnings per share ("EPS") are calculated based on unrounded actual amounts.
The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were zero and 243,426, for the three and nine months ended September 30, 2018, respectively, and 147,625 and 278,482, for the same periods in 2017, respectively.

10.	Stock-based Compensation Plans
Grant Activities
During the nine months ended September 30, 2018 and 2017, the Company granted 350,757 and 167,086, respectively, time-vesting restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $23.66 and $38.78, respectively.
For the nine months ended September 30, 2018, the Company granted 175,581 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $23.78. The 175,581 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2018, to be measured in early 2019. For the nine months ended September 30, 2017, the Company granted 126,220 performance-based shares to certain of its employees at a weighted-average grant date fair value of $39.34, of which none were ultimately earned, and the shares were consequently forfeited.
Stock-based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.0 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized stock compensation cost of $6.4 million and $3.5 million, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.0 million at September 30, 2018, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.	Stockholders’ Equity
Amendment to the Certificate of Incorporation
On May 22, 2018, the Company's stockholders approved an amendment to the Certificate of Incorporation increasing the total number of authorized shares of common stock to 150,000,000 from 100,000,000.
Dividends
The Board of Directors approved the following cash dividends in 2018 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2018	$0.10	March 12, 2018	$4.6	March 29, 2018
May 7, 2018	$0.10	May 24, 2018	$4.6	June 15, 2018
August 6, 2018	$0.10	August 28, 2018	$4.6	September 14, 2018
November 5, 2018	$0.11	November 20, 2018	N/A(1)	December 14, 2018
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock

On August 28, 2017, the Company's Board of Directors authorized a $40.0 million stock repurchase program (the "Program"). At the time of approval of the Program, the Company had $0.2 million remaining under its prior stock repurchase program, which was subsequently retired unused. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no stated expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of September 30, 2018, there was $25.3 million available for future share repurchases under the Program.
The following table summarizes the Company's stock repurchase activities (in millions, except share and per share data)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of shares repurchased(2)	145,572	131,669	501,680	131,669
Average price per share	$34.22	$27.74	$24.84	$27.74
Total repurchase costs(2)	$5.0	$3.6	$12.5	$3.6
___________________________________________

(1)	Amounts have been rounded for presentation purposes and may differ from unrounded results.

(2)	As of September 30, 2018 figures included 20,515 shares and $0.7 million repurchase costs related to shares purchased, but not yet settled.

12.	Segment and Geographic Information
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

Information about the Company’s business operations based on geographic areas is as follows (in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
United States	$3,852.7	$3,904.6	$11,136.0	$10,539.9
Canada	404.4	394.5	1,127.2	1,045.1
Corporate(2)	16.1	11.6	42.4	30.6
Total	$4,273.2	$4,310.7	$12,305.6	$11,615.6

Income before income taxes:
United States	$39.5	$27.2	$68.3	$42.8
Canada	2.1	2.2	5.3	6.3
Corporate(3)	(10.5)	(7.6)	(28.9)	(15.2)
Total	$31.1	$21.8	$44.7	$33.9

Interest expense, net:
United States	$14.3	$13.1	$41.5	$34.6
Canada	0.1	0.1	0.7	0.6
Corporate(4)	(11.0)	(9.4)	(31.6)	(27.5)
Total	$3.4	$3.8	$10.6	$7.7

Depreciation and amortization:
United States	$10.7	$10.3	$31.4	$27.7
Canada	0.5	0.6	1.7	1.8
Corporate(5)	3.7	4.4	11.4	10.1
Total	$14.9	$15.3	$44.5	$39.6

Capital expenditures:
United States	$5.6	$12.7	$14.1	$42.6
Canada	0.1	0.5	0.8	1.4
Total	$5.7	$13.2	$14.9	$44.0
___________________________________________

(1)	Amounts have been rounded for presentation purposes and may differ from unrounded results.

(2)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(3)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(4)	Consists primarily of intercompany eliminations for interest.

(5)
Consists primarily of depreciation for the consolidation centers and amortization of intangible assets. Consolidation centers buy products from the Company’s suppliers in bulk quantities and then redistribute such products to other Company distribution centers.

Identifiable assets by geographic area are as follows (in millions):

	September 30, 2018	December 31, 2017(1)
Identifiable assets:
United States	$1,544.0	$1,630.9
Canada	102.9	151.6
Total	$1,646.9	$1,782.5
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

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2018	2017	2018	2017
Cigarettes	$2,874.6	$2,958.6	$8,254.8	$8,111.5
Food	436.4	447.2	1,254.8	1,145.5
Fresh	125.8	122.4	358.1	322.5
Candy	248.1	249.1	749.3	601.3
Other tobacco products	352.8	343.8	1,044.2	925.7
Health, beauty & general	177.1	131.7	489.1	367.8
Beverages	57.6	56.9	150.0	140.8
Equipment/other	0.8	1.0	5.3	0.5
Total food/non-food products	1,398.6	1,352.1	4,050.8	3,504.1
Total net sales	$4,273.2	$4,310.7	$12,305.6	$11,615.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 44,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (OTP), alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of September 30, 2018, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Third Quarter Overview
Our net sales in the third quarter of 2018 were $4,273.2 million compared to $4,310.7 million for the same period in 2017, a decrease of 0.9%, or $37.5 million. Net sales on a comparable basis were impacted by the loss of the distribution business with Kum & Go (K&G) in April 2018. Net sales of cigarettes decreased 2.8%, driven by the loss of K&G and the continued decline in the general consumption of cigarettes. Food/Non-food sales grew 3.4%, driven primarily by our category management programs, which more than offset a decline of 4.3% from the loss of K&G. Sales of alternative nicotine products continued their strong growth in the third quarter this year partially offsetting the impact of the decline in cigarette cartons sold. Total sales of food/non-food products increased to 32.7% of total sales compared with 31.4% for the third quarter last year.
Gross profit in the third quarter of 2018 increased 5.2%, or $11.6 million, to $233.8 million from $222.2 million for the same period in 2017 driven primarily by the increase in food/non-food sales to existing customers. The increase in gross profit also includes a cigarette tax stamp inventory holding gain of $7.4 million partially offset by an increase in LIFO expense of $1.2 million.
Gross profit margin increased 32 basis points to 5.47% of total net sales during the third quarter of 2018 from 5.15% for the same period in 2017. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher margin food/non-food items and the impact of the aforementioned inventory holding gain.
Operating expenses in the third quarter of 2018 increased 1.1%, or $2.1 million, to $198.9 million from $196.8 million for the same period in 2017. The increase was due primarily to higher distribution expenses, offset by the operational improvements in our warehouses. In addition, employee bonus and stock compensation expense increased $3.3 million during the quarter due to better performance compared with 2017.
Adjusted EBITDA(1) for the third quarter of 2018 increased $11.1 million, or 23.2%, to $59.0 million from $47.9 million for the same period last year driven primarily by incremental gross profit generated from the increase in food/non-food sales to existing customers, inventory holding gains and leverage of operating expenses. Net income in the third quarter of 2018, which was $23.7 million compared to net income of $13.7 million for the same period in 2017, benefited from the Tax Cuts and Jobs Act which was effective on January 1, 2018 and reduced income tax expense by approximately $4.4 million.

___________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). See "Non-GAAP Financial Information."

Business and Supply Expansion
We continue to focus on our category management strategies, which are concentrated primarily on enhancing our fresh and food service offering, leveraging our vendor consolidation initiative (VCI) and providing tailored category management expertise to our customers through our Focused Marketing Initiative (FMI). Our strategies take costs and inefficiencies out of the supply chain, providing our customers an avenue to offer high quality food items and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase our customers’ profits.
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken for purchase consideration of $174.0 million. The acquisition of Farner-Bocken, which is located in Carroll, Iowa, further expands our market share in the Midwest.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart stores in five western states (Arizona, California, New Mexico, Nevada and Utah). We are the primary distributor to these stores for candy, tobacco and certain snack foods. Sales of candy, the largest product category serviced under this arrangement, is expected to generate approximately 35% of our total Candy sales in 2018.

In addition, we continue to focus on increasing our food offerings, including fresh, "healthy for you" and food service items, because we believe that over the long-term the trend is for the convenience consumer to shift buying preferences to these types of products. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food, home meal replacement and other food items, and that these items will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends. Sales of Fresh and other food products to existing customers increased approximately 10.0% during the third quarter of 2018.
Other Business Developments
In January 2017, we announced the expiration of our supply agreement with Kroger, effective April 2017. The agreement covered approximately 680 stores.
During the third quarter of 2018, we were also impacted by the loss of the distribution business with K&G, a former customer of Farner-Bocken, which covered 450 stores.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017 (in millions)(1):

		Three Months Ended			Three Months Ended
		September 30, 2018			September 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(37.5)	$4,273.2	100.0%	—%	$4,310.7	100.0%	—%
Net sales — Cigarettes	(84.0)	2,874.6	67.3	61.4	2,958.6	68.6	62.7
Net sales — Food/Non-food	46.5	1,398.6	32.7	38.6	1,352.1	31.4	37.3
Net sales, less excise taxes (non-GAAP)(2)	3.4	3,352.5	78.5	100.0	3,349.1	77.7	100.0
Gross profit(3)	11.6	233.8	5.5	7.0	222.2	5.2	6.6
Warehousing and distribution expenses	0.2	137.6	3.2	4.1	137.4	3.2	4.1
Selling, general and administrative expenses	1.8	58.8	1.4	1.8	57.0	1.3	1.7
Amortization of intangible assets	0.1	2.5	0.1	0.1	2.4	0.1	0.1
Income from operations	9.5	34.9	0.8	1.0	25.4	0.6	0.8
Interest expense, net	(0.4)	(3.4)	(0.1)	(0.1)	(3.8)	(0.1)	—
Foreign currency transaction (losses) gains, net	(0.6)	(0.4)	—	—	0.2	—	—
Income before income taxes	9.3	31.1	0.7	0.9	21.8	0.5	0.7
Net income	10.0	23.7	0.6	0.7	13.7	0.3	0.4
Adjusted EBITDA (non-GAAP)(4)	11.1	59.0	1.4	1.8	47.9	1.1	1.4
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales in the third quarter of 2018 decreased by $37.5 million, or 0.9%, to $4,273.2 million, from $4,310.7 million for the same period in 2017. The decline in net sales was driven primarily by a decrease in cigarette carton sales to existing customers and a reduction in sales related to the expiration of the distribution business with K&G in April 2018. The aforementioned decrease in net sales was partially offset by incremental food/non-food sales to existing customers and an increase in cigarette prices.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2018 decreased by $84.0 million, or 2.8%, to $2,874.6 million from $2,958.6 million for the same period in 2017. The decrease in cigarette net sales was driven primarily by a 6.6% decrease in carton sales, offset partially by a 3.8% increase in the average sales price per carton due primarily to increases in cigarette manufacturers' prices. Cigarette carton sales decreased by 7.0% in the U.S. driven by a decline in the general consumption of cigarettes and the loss of K&G, while carton sales in Canada decreased 1.5%.
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
Net cigarette sales as a percentage of total net sales was 67.3% in the third quarter of 2018 compared to 68.6% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2018 increased $46.5 million, or 3.4%, to $1,398.6 million from $1,352.1 million for the same period in 2017.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Three Months Ended
	September 30,		Increase (Decrease)
Product Category	2018	2017	Amounts	Percentage
Food	$436.4	$447.2	$(10.8)	(2.4)%
Fresh	125.8	122.4	3.4	2.8%
Candy	248.1	249.1	(1.0)	(0.4)%
OTP	352.8	343.8	9.0	2.6%
Health, beauty & general	177.1	131.7	45.4	34.5%
Beverages	57.6	56.9	0.7	1.2%
Equipment/other	0.8	1.0	(0.2)	NA
Total food/non-food Products	$1,398.6	$1,352.1	$46.5	3.4%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the third quarter of 2018 was driven primarily by an increase of approximately 8.0% in sales to existing customers, partially offset by the expiration of our distribution business with K&G which impacted the growth in our Food, Fresh and OTP categories. Our Health, beauty & general category sales benefited from the rising popularity of alternative nicotine delivery products, which are included in the category. We believe the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue, and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales was 32.7% for the third quarter of 2018 compared to 31.4% for the same period in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in the third quarter of 2018 increased $11.6 million, or 5.2%, to $233.8 million from $222.2 million for the same period in 2017 driven primarily by an increase in food/non-food sales to existing customers. In addition, gross profit for the third quarter of 2018 benefited from a $7.4 million inventory holding gain due to an increase in cigarette excise taxes in the state of Oklahoma. This gain was partially offset by an increase in LIFO expense of $1.2 million and a decrease in cigarette inventory holding gains of $0.7 million.
Gross profit margin increased 32 basis points to 5.47% of total net sales during the third quarter of 2018 from 5.15% for the same period in 2017. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher margin food/non-food items and the aforementioned net cigarette inventory holding gains.
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
Our cigarette and excise tax inventory holding gains were $13.3 million in the third quarter of 2018 compared to $6.6 million for the same period in 2017. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
LIFO expense was $7.2 million for the third quarter of 2018 compared to $6.0 million for the same period of 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (PPI) used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions)(1):

		Three Months Ended			Three Months Ended
		September 30, 2018			September 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(37.5)	$4,273.2	100.0%	—%	$4,310.7	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	3.4	3,352.5	78.5	100.0	3,349.1	77.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.7)	$5.9	0.14%	0.18%	$6.6	0.15%	0.20%
Cigarette tax stamp inventory holding gain(4)	7.4	7.4	0.17	0.22	—	—	—
LIFO expense	(1.2)	(7.2)	(0.17)	(0.21)	(6.0)	(0.14)	(0.18)
Remaining gross profit (non-GAAP)(5)	6.1	227.7	5.33	6.79	221.6	5.14	6.62
Gross profit	$11.6	$233.8	5.47%	6.98%	$222.2	5.15%	6.64%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)	For the three months ended September 30, 2018 and 2017, all of the cigarette inventory holding gains were attributable to the U.S.

(4)	For the three months ended September 30, 2018, the cigarette tax stamp inventory holding gain was attributable to the U.S.

(5)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains, cigarette tax stamp inventory holding gain and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information"), increased $6.1 million, or 2.8%, to $227.7 million for the third quarter of 2018 from $221.6 million for the same period in 2017. Remaining gross profit margin increased to 5.33% in the third quarter of 2018 compared to 5.14% for the same period in 2017 driven primarily by the shift in sales mix toward higher margin food/non-food items.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP Financial Information"), was $57.9 million for the third quarter of 2018 and 2017. A 6.6% decline in cigarette carton sales was offset by a 7.1% increase in remaining gross profit per carton, driven primarily by higher manufacturers' discounts as a result of an increase in cigarette prices.
Food/Non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-food remaining gross profit to Food/Non-food gross profit in "Non-GAAP Financial Information"), increased $6.1 million, or 3.7%, to $169.8 million for the third quarter of 2018 from $163.7 million the same period in 2017. Food/Non-food remaining gross profit margin in the third quarter of 2018 was 12.14% compared to 12.11% for the same period in 2017.
For the third quarter of 2018, our remaining gross profit for food/non-food products was 74.6% of our total remaining gross profit compared to 73.9% for the same period in 2017.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the third quarter of 2018, operating expenses increased by $2.1 million, or 1.1%, to $198.9 million from $196.8 million for the same period in 2017. As a percentage of total net sales, total operating expenses increased approximately 10 basis points to 4.7% for the third quarter of 2018 compared to 4.6% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $0.2 million, or 0.1%, to $137.6 million in the third quarter of 2018 from $137.4 million for the same period in 2017. The increase was due primarily to higher distribution expenses, offset by operational improvements in our warehouses. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for both of the third quarters of 2018 and 2017.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.8 million, or 3.2%, to $58.8 million in the third quarter of 2018 from $57.0 million for the same period in 2017. SG&A expenses in the third quarter of 2018 included $3.3 million of incremental employee bonus and stock compensation expense and $1.3 million of legal settlement costs and related fees. As a percentage of net sales, SG&A expenses were 1.4% for the third quarter of 2018 compared to 1.3% for the same period in 2017.

Amortization Expense. Amortization expense increased $0.1 million, or 4.2%, in the third quarter of 2018 to $2.5 million from $2.4 million for the same period in 2017.
Interest Expense, Net. Interest expense, net decreased $0.4 million, or 10.5%, in the third quarter of 2018, to $3.4 million from $3.8 million for the same period in 2017. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Average borrowings in the third quarter of 2018 were $326.9 million with a weighted-average interest rate of 3.3% compared to average borrowings of $465.9 million with a weighted-average interest rate of 2.5% for the same period in 2017.
Foreign Currency Transaction (Losses) Gains, Net.  We recognized a foreign currency loss of $0.4 million in the third quarter of 2018 compared to a gain of $0.2 million for the same period in 2017. The change was due to the fluctuation in the Canadian/U.S. exchange rate. We generally record foreign currency gains and losses from our Canadian operations, depending on prevailing net intercompany borrowing positions.
Income Taxes. Our effective tax rate was 23.8% and 37.2% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the reduction in the federal tax rate from 35% to 21% effective January 1, 2018 under the Tax Cuts and Jobs Act. We currently expect our effective tax rate to approximate 25% for 2018.
Adjusted EBITDA. Adjusted EBITDA increased $11.1 million, or 23.2%, to $59.0 million for the third quarter of 2018 from $47.9 million for the same period last year driven primarily by incremental gross profit generated from the increase in food/non-food sales to existing customers and net inventory holding gains, and operating expense leverage (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

Results of Operations
Comparison of the Nine Months Ended September 30, 2018 and 2017 (in millions)(1):

		Nine Months Ended			Nine Months Ended
		September 30, 2018			September 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$690.0	$12,305.6	100.0%	—%	$11,615.6	100.0%	—%
Net sales — Cigarettes	143.3	8,254.8	67.1	61.3	8,111.5	69.8	64.2
Net sales — Food/Non-food	546.7	4,050.8	32.9	38.7	3,504.1	30.2	35.8
Net sales, less excise taxes (non-GAAP)(2)	628.8	9,673.2	78.6	100.0	9,044.4	77.9	100.0
Gross profit(3)	68.2	650.5	5.3	6.7	582.3	5.0	6.4
Warehousing and distribution expenses	34.1	404.2	3.3	4.2	370.1	3.2	4.1
Selling, general and administrative expenses	17.4	183.9	1.5	1.9	166.5	1.4	1.8
Amortization of intangible assets	1.6	7.6	0.1	0.1	6.0	0.1	0.1
Income from operations	15.1	54.8	0.4	0.6	39.7	0.3	0.4
Interest expense, net	2.9	(10.6)	(0.1)	(0.1)	(7.7)	(0.1)	(0.1)
Foreign currency transaction gains, net	(1.4)	0.5	—	—	1.9	—	—
Income before income taxes	10.8	44.7	0.4	0.5	33.9	0.3	0.4
Net income	10.7	33.4	0.3	0.3	22.7	0.2	0.3
Adjusted EBITDA (non-GAAP)(4)	28.1	125.7	1.0	1.3	97.6	0.8	1.1
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA."
Net Sales. Net sales for the nine months ended September 30, 2018 increased by $690.0 million, or 5.9%, to $12,305.6 million, from $11,615.6 million for the same period in 2017. The increase in net sales was driven primarily by the acquisition of Farner-Bocken in July 2017 and the addition of Walmart, which we started servicing during the second quarter of 2017. In addition, net sales for the nine months ended September 30, 2018 benefited from incremental food/non-food sales to existing customers, and increases in both cigarette manufacturers' prices and excise taxes in certain jurisdictions. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales to existing customers and a reduction in sales related to the expiration of our distribution agreements with Kroger and K&G in April 2017 and April 2018, respectively.
Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2018 increased by $143.3 million, or 1.8%, to $8,254.8 million from $8,111.5 million for the same period in 2017. The increase in cigarette net sales was driven primarily by the addition of carton sales from Farner-Bocken and a 4.8% increase in the average sales price per carton, partially offset by a 7.4% decrease in carton sales for the remaining business. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers' prices and an increase in excise taxes in certain jurisdictions. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 7.9% and 1.5% for the U.S. and Canada, respectively. The decrease in the U.S. was driven primarily by a decline in the general consumption of cigarettes this year, which was greater than historical norms during the first quarter of the year, and the expiration of our distribution agreement with Kroger. The decline in cigarette volumes returned to levels near our historical experience in the second quarter and remained near historical levels during the third quarter of 2018.
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
Net cigarette sales as a percentage of total net sales was 67.1% for the nine months ended September 30, 2018 compared to 69.8% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2018 increased $546.7 million, or 15.6%, to $4,050.8 million from $3,504.1 million for the same period in 2017.
The following table provides net sales by product category for our food/non-food products (in millions)(1):

	Nine Months Ended
	September 30,		Increase (Decrease)
Product Category	2018	2017	Amounts	Percentage
Food	$1,254.8	$1,145.5	$109.3	9.5%
Fresh	358.1	322.5	35.6	11.0%
Candy	749.3	601.3	148.0	24.6%
OTP	1,044.2	925.7	118.5	12.8%
Health, beauty & general	489.1	367.8	121.3	33.0%
Beverages	150.0	140.8	9.2	6.5%
Equipment/other	5.3	0.5	4.8	NA
Total food/non-food Products	$4,050.8	$3,504.1	$546.7	15.6%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the nine months ended September 30, 2018 was driven primarily by an increase in sales to existing customers and net market share gains, including the addition of Farner-Bocken and Walmart, partially offset by the expiration of our distribution agreement with Kroger. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our Health, beauty & general category sales benefited from the increasing popularity of alternative nicotine delivery products, which are included in this category. Higher sales of cigars and smokeless tobacco continue to drive the growth in our OTP category.  We believe the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue and partially offset the impact of the expected long-term decline of cigarette consumption.
Net sales of food/non-food products as a percentage of total net sales was 32.9% for the nine months ended September 30, 2018 compared to 30.2% for the same period in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit for the nine months ended September 30, 2018 increased $68.2 million, or 11.7%, to $650.5 million from $582.3 million for the same period in 2017. The increase in gross profit was driven primarily by net market share gains, including the acquisition of Farner-Bocken, an increase in sales to existing customers and a $9.8 million increase in cigarette price and excise tax inventory holding gains.
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
Gross profit margin increased 28 basis points to 5.29% of total net sales for the nine months ended September 30, 2018 from 5.01% for the same period in 2017. The increase in gross profit margin was driven primarily by the acquisition of Farner-Bocken, which has a higher sales mix of food products compared to our average distribution center, the shift in sales mix toward higher margin food/non-food items for the remainder of the business and higher inventory holding gains.
Our cigarette and excise tax inventory holding gains were $23.9 million for the nine months ended September 30, 2018 compared to $14.1 million for the same period in 2017. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

Notwithstanding the aforementioned holding gains, increases in cigarette prices and excise taxes typically have a negative impact on our gross profit margins with respect to sales in the long term because gross profit on cigarette sales is generally fixed on a cents-per-carton basis. Therefore, as cigarette prices and taxes increase, gross profit generally decreases as a percentage of sales. Conversely, we generally benefit from food/non-food price increases because product costs for these categories are usually marked up using a percentage of cost of goods sold.
LIFO expense was $20.0 million for the nine months ended September 30, 2018 compared to $14.8 million for the same period of 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions)(1):

		Nine Months Ended			Nine Months Ended
		September 30, 2018			September 30, 2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$690.0	$12,305.6	100.0%	—%	$11,615.6	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	628.8	9,673.2	78.6	100.0	9,044.4	77.9	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$2.4	$16.5	0.13%	0.17%	$14.1	0.12%	0.16%
Cigarette tax stamp inventory holding gain(4)	7.4	7.4	0.07	0.08	—	—	—
OTP tax refunds(5)	(1.2)	—	—	—	1.2	0.01	0.01
LIFO expense	(5.2)	(20.0)	(0.16)	(0.21)	(14.8)	(0.13)	(0.16)
Remaining gross profit (non-GAAP)(6)	64.8	646.6	5.25	6.68	581.8	5.01	6.43
Gross profit	$68.2	$650.5	5.29%	6.72%	$582.3	5.01%	6.44%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in "Non-GAAP Financial Information."

(3)
For the nine months ended September 30, 2018, $14.1 million and $2.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same periods in 2017, $11.5 million and $2.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)	For the nine months ended September 30, 2018, the cigarette tax stamp inventory holding gain was attributable to the U.S.

(5)	For 2017, we received OTP tax refunds of $1.2 million related to prior years' taxes.

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains, cigarette tax stamp inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information"), increased $64.8 million, or 11.1%, to $646.6 million for the nine months ended September 30, 2018 from $581.8 million for the same period in 2017. Remaining gross profit margin was 5.25% for the nine months ended September 30, 2018 compared to 5.01% for the same period in 2017.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in "Non-GAAP Financial Information"), increased $2.5 million, or 1.5%, to $164.1 million for the nine months ended September 30, 2018 from $161.6 million for the same period in 2017. Cigarette remaining gross profit per carton increased 4.6% for the nine months ended September 30, 2018 compared to the same period in 2017, driven primarily by higher manufacturers' discounts as a result of the increase in cigarette prices.
Food/Non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of Food/Non-food remaining gross profit to Food/Non-food gross profit in "Non-GAAP Financial Information"), increased $62.3 million, or 14.8%, to $482.5 million for the nine months ended September 30, 2018 from $420.2 million the same period in 2017. Food/non-food remaining gross profit margin for the nine months ended September 30, 2018 was 11.91% compared to 11.99% for the same period in 2017. The decrease in food/non-food remaining gross profit margin was driven primarily by the addition of our agreement with Walmart and a higher sales mix of OTP which have significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting these decreases was the higher gross profit margins generated by the addition of Farner-Bocken, which has higher overall food/non-food margins compared to the rest of our business, and the effects of the expiration of the distribution agreement with Kroger.
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
For the nine months ended September 30, 2018, our remaining gross profit for food/non-food products was 74.6% of our total remaining gross profit compared to 72.2% for the same period in 2017.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. For the nine months ended September 30, 2018, operating expenses increased by $53.1 million, or 9.8%, to $595.7 million from $542.6 million for the same period in 2017. The increase was due primarily to the acquisition of Farner-Bocken and higher distribution expenses, offset by operational improvements in our warehouses. As a percentage of total net sales, total operating expenses increased approximately 10 basis points to 4.8% for the nine months ended September 30, 2018 compared to 4.7% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $34.1 million, or 9.2%, to $404.2 million for the nine months ended September 30, 2018 from $370.1 million for the same period in 2017. The increase in warehousing and distribution expenses for the nine months ended September 30, 2018 was due primarily to the addition of Farner-Bocken and higher distribution expenses, offset by operational improvements in our warehouses. As a percentage of total net sales, warehousing and distribution expenses increased approximately 10 basis points to 3.3% for the nine months ended September 30, 2018 compared to 3.2% for the same period in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $17.4 million, or 10.5%, for the nine months ended September 30, 2018, to $183.9 million from $166.5 million for the same period in 2017. The increase in SG&A expenses for the nine months ended September 30, 2018 was due primarily to the acquisition of Farner-Bocken. In addition, SG&A expenses for the nine months ended September 30, 2018 included $8.0 million of incremental employee bonus and stock compensation expense and $3.0 million of legal settlement costs and related fees. As a percentage of net sales, SG&A expenses were 1.5% for the nine months ended September 30, 2018 compared to 1.4% for the same period in 2017.
Amortization Expense. Amortization expense increased $1.6 million, or 26.7%, for the nine months ended September 30, 2018, to $7.6 million from $6.0 million for the same period in 2017. The increase was due primarily to the amortization of intangible assets related to our acquisition of Farner-Bocken.
Interest Expense, Net. Interest expense, net increased $2.9 million, or 37.7%, to $10.6 million for the nine months ended September 30, 2018, from $7.7 million for the same period in 2017. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. The increase in interest expense, net was due primarily to higher borrowings to support business growth, including the acquisition of Farner-Bocken, and increases in interest rates. Average borrowings for the nine months ended September 30, 2018 were $367.9 million, with a weighted-average interest rate of 3.0%, compared to average borrowings of $325.2 million and a weighted-average interest rate of 2.3% for the same period in 2017.
Foreign Currency Transaction Gains, Net.  We recognized a foreign currency gain of $0.5 million for the nine months ended September 30, 2018 compared to a gain of $1.9 million for the same period in 2017. The change was due to the fluctuation in the Canadian/U.S. exchange rate. We generally record foreign currency gains and losses from our Canadian operations, depending on prevailing net intercompany borrowing positions.
Income Taxes. Our effective tax rate was 25.3% and 33.0% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 included the revised federal tax rate of 21.0% which became effective on January 1, 2018 under the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 30, 2017 included the previously enacted tax rate of 35%, however, it also included a benefit of $1.5 million related to excess tax benefits from stock based award payments recognized in the first quarter of 2017. We currently expect our effective tax rate to be approximately 25% for 2018.
Adjusted EBITDA. Adjusted EBITDA increased $28.1 million, or 28.8%, to $125.7 million for the nine months ended September 30, 2018 from $97.6 million for the same period last year. Incremental Adjusted EBITDA generated from Farner-Bocken, the increase in food/non-food sales to existing customers and operational improvements was partially offset by the impact of the expiration of the distribution agreement with Kroger and a decline in the consumption of cigarettes (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA").

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
The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
Net income	$23.7	$13.7	73.0%	$33.4	$22.7	47.1%
Interest expense, net(1)	3.4	3.8		10.6	7.7
Provision for income taxes	7.4	8.1		11.3	11.2
Depreciation and amortization	14.9	15.3		44.5	39.6
LIFO expense	7.2	6.0		20.0	14.8
Stock-based compensation expense	2.0	1.2		6.4	3.5
Foreign currency transaction losses (gains), net	0.4	(0.2)		(0.5)	(1.9)
Adjusted EBITDA (non-GAAP)	$59.0	$47.9	23.2%	$125.7	$97.6	28.8%
______________________________________________

(1)	Interest expense, net, is reported net of interest income.

Comparison of Sales and Gross Profit by Product Category
The following table summarizes our cigarette and food/non-food product sales, LIFO expense, gross profit and other relevant financial data (in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cigarettes
Net sales	$2,874.6	$2,958.6	$8,254.8	$8,111.5
Excise taxes in sales(2)	816.1	857.8	2,326.3	2,304.8
Net sales, less excise taxes (non-GAAP)(3)	2,058.5	2,100.8	5,928.5	5,806.7
LIFO expense	6.3	4.5	16.4	11.4
Gross profit(4)	64.9	60.0	171.6	164.3
Gross profit %	2.26%	2.03%	2.08%	2.03%
Gross profit % less excise taxes (non-GAAP)	3.15%	2.86%	2.89%	2.83%
Remaining gross profit (non-GAAP)(6)	$57.9	$57.9	$164.1	$161.6
Remaining gross profit % (non-GAAP)	2.01%	1.96%	1.99%	1.99%
Remaining gross profit % less excise taxes (non-GAAP)	2.81%	2.76%	2.77%	2.78%

Food/Non-food Products
Net sales	$1,398.6	$1,352.1	$4,050.8	$3,504.1
Excise taxes in sales(2)	104.6	103.8	306.1	266.4
Net sales, less excise taxes (non-GAAP)(3)	1,294.0	1,248.3	3,744.7	3,237.7
LIFO expense	0.9	1.5	3.6	3.4
Gross profit(5)	168.9	162.2	478.9	418.0
Gross profit %	12.08%	12.00%	11.82%	11.93%
Gross profit % less excise taxes (non-GAAP)	13.05%	12.99%	12.79%	12.91%
Remaining gross profit (non-GAAP)(6)	$169.8	$163.7	$482.5	$420.2
Remaining gross profit % (non-GAAP)	12.14%	12.11%	11.91%	11.99%
Remaining gross profit % less excise taxes (non-GAAP)	13.12%	13.11%	12.88%	12.98%

Totals
Net sales	$4,273.2	$4,310.7	$12,305.6	$11,615.6
Excise taxes in sales(2)	920.7	961.6	2,632.4	2,571.2
Net sales, less excise taxes (non-GAAP)(3)	3,352.5	3,349.1	9,673.2	9,044.4
LIFO expense	7.2	6.0	20.0	14.8
Gross profit(4)(5)	233.8	222.2	650.5	582.3
Gross profit %	5.47%	5.15%	5.29%	5.01%
Gross profit % less excise taxes (non-GAAP)	6.97%	6.63%	6.72%	6.44%
Remaining gross profit (non-GAAP)(6)	$227.7	$221.6	$646.6	$581.8
Remaining gross profit % (non-GAAP)	5.33%	5.14%	5.25%	5.01%
Remaining gross profit % less excise taxes (non-GAAP)	6.79%	6.62%	6.68%	6.43%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

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

(4)
Cigarettes gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains were $5.9 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively, and all were attributable to the U.S. For the nine months ended September 30, 2018, $14.1 million and $2.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2017, $11.5 million and $2.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. Cigarette tax stamp inventory holding gain was $7.4 million for the three and nine months ended September 30, 2018 and was attributable to the U.S.

(5)
Food/Non-food gross profit includes (i) food/non-food inventory holding gains related to manufacturer price increases, (ii) gains from increases in state, local and provincial excise taxes, (iii) OTP tax refunds of $1.2 million for the nine months in 2017 and (iv) LIFO effects.

(6)	See the reconciliation of remaining gross profit to gross profit in "Non-GAAP Financial Information."
Liquidity and Capital Resources
Our cash and cash equivalents were $37.8 million and $41.6 million as of September 30, 2018 and December 31, 2017, respectively. Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (Credit Facility), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the nine months ended September 30, 2018, our cash flows provided by operating activities were $192.1 million. We had $364.7 million of borrowing capacity available under our Credit Facility excluding our expansion feature of $200.0 million as of September 30, 2018.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flows from operating activities provided net cash of $192.1 million for the nine months ended September 30, 2018 compared to $109.3 million of net cash provided for the same period in 2017, an increase of $82.8 million. The increase was primarily attributable to an increase in Adjusted EBITDA of $28.1 million (see the reconciliation of Adjusted EBITDA to net income in "Adjusted EBITDA"), and favorable changes in working capital, which contributed an additional $55.6 million during the comparative periods.
Working capital contributions provided cash of $82.8 million for the nine months ended September 30, 2018, compared to $27.2 million for the nine months ended September 30, 2017, an increase of $55.6 million. These contributions for the comparative periods were impacted by, among other items, inventory levels, including buy-ins for LIFO, the timing of vendor pre-payments, and improved collections of accounts receivable.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Nine Months Ended
	September 30,
	2018	2017	Change
Accounts receivable, net	$9.9	$(48.7)	$58.6
Other receivables, net	(2.1)	6.2	(8.3)
Inventories, net	14.1	(2.7)	16.8
Deposits, prepayments and other non-current assets	53.9	36.3	17.6
Accounts payable	49.2	53.5	(4.3)
Cigarette and tobacco taxes payable	(71.9)	(23.0)	(48.9)
Claims, accrued and other long-term liabilities	29.7	5.6	24.1
Net cash provided by changes in working capital	$82.8	$27.2	$55.6
Cash Flows from Investing Activities
Our investing activities used net cash of $18.9 million for the nine months ended September 30, 2018 compared to net cash used of $216.4 million for the same period in 2017, a decrease of $197.5 million. Additions to property and equipment were $14.9 million for the nine months ended September 30, 2018 compared to $44.0 million for the same period in 2017, a decrease of $29.1 million. Investing activities in 2017 consumed cash of $169.0 million for the acquisition of Farner-Bocken. We expect capital expenditures for 2018 to be approximately $30.0 million, which will be utilized primarily for maintenance and expansion projects.

Cash Flows from Financing Activities
Our financing activities used net cash of $177.7 million for the nine months ended September 30, 2018 compared to net cash provided of $122.3 million for the same period in 2017, a decrease of $300.0 million. Net repayments of our Credit Facility during the nine months ended September 30, 2018 were $138.2 million compared to net borrowings of $138.0 million for the same period in 2017. Book overdrafts decreased $16.9 million, caused by the level of cash on hand in relation to the timing of accounts payable and vendor prepayments. During the nine months ended September 30, 2018, we repurchased $12.5 million of our common stock under our stock repurchase program that was approved by our Board of Directors on August 28, 2017.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of September 30, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts borrowed, outstanding letters of credit and amounts available to borrow, net of certain reserves required under the Credit Facility, were as follows (in millions):

	September 30,	December 31,
	2018	2017
Amounts borrowed	$350.0	$488.2
Outstanding letters of credit	16.8	14.2
Amounts available to borrow(1)	364.7	152.1
______________________________________________
(1)    Excluding expansion feature of $200.0 million.
Average borrowings during the three and nine months ended September 30, 2018 were $326.9 million and $367.9 million, respectively, with outstanding amounts borrowed at any one time ranging from $232.0 million to $575.0 million. For the three and nine months ended September 30, 2017, average borrowings were $465.9 million and $325.2 million, respectively, with outstanding amounts borrowed at any one time ranging from $165.0 million to $605.0 million over the nine-month period.

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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, our senior management and other key personnel; declining cigarette sales volumes; competition in our distribution markets; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The following tables reconcile net sales, less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$4,273.2	$4,310.7	$12,305.6	$11,615.6
Excise taxes	(920.7)	(961.6)	(2,632.4)	(2,571.2)
Net sales, less excise taxes (non-GAAP)	$3,352.5	$3,349.1	$9,673.2	$9,044.4

Gross profit	$233.8	$222.2	$650.5	$582.3
Cigarette inventory holding gains	(5.9)	(6.6)	(16.5)	(14.1)
Cigarette tax stamp inventory holding gain(2)	(7.4)	—	(7.4)	—
OTP tax refunds(3)	—	—	—	(1.2)
LIFO expense	7.2	6.0	20.0	14.8
Remaining gross profit (non-GAAP)	$227.7	$221.6	$646.6	$581.8

Remaining gross profit % (non-GAAP)	5.33%	5.14%	5.25%	5.01%
Remaining gross profit % less excise taxes (non-GAAP)	6.79%	6.62%	6.68%	6.43%
Gross profit %	5.47%	5.15%	5.29%	5.01%
Gross profit % less excise taxes (non-GAAP)	6.97%	6.63%	6.72%	6.44%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	For the three and nine months ended September 30, 2018, the cigarette tax stamp inventory holding gain was attributable to the U.S.

(3)	For 2017, we received OTP tax refunds of $1.2 million related to prior year's taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cigarettes:
Net sales	$2,874.6	$2,958.6	$8,254.8	$8,111.5
Excise taxes	(816.1)	(857.8)	(2,326.3)	(2,304.8)
Net sales, less excise taxes (non-GAAP)	$2,058.5	$2,100.8	$5,928.5	$5,806.7

Gross profit	$64.9	$60.0	$171.6	$164.3
Cigarette inventory holding gains	(5.9)	(6.6)	(16.5)	(14.1)
Cigarette tax stamp inventory holding gain(2)	(7.4)	—	(7.4)	—
LIFO expense	6.3	4.5	16.4	11.4
Remaining gross profit (non-GAAP)	$57.9	$57.9	$164.1	$161.6

Remaining gross profit % (non-GAAP)	2.01%	1.96%	1.99%	1.99%
Remaining gross profit % less excise taxes (non-GAAP)	2.81%	2.76%	2.77%	2.78%
Gross profit %	2.26%	2.03%	2.08%	2.03%
Gross profit % less excise taxes (non-GAAP)	3.15%	2.86%	2.89%	2.83%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	For the three and nine months ended September 30, 2018, the cigarette tax stamp inventory holding gain was attributable to the U.S.
.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Food/Non-food:
Net sales	$1,398.6	$1,352.1	$4,050.8	$3,504.1
Excise taxes	(104.6)	(103.8)	(306.1)	(266.4)
Net sales, less excise taxes (non-GAAP)	$1,294.0	$1,248.3	$3,744.7	$3,237.7

Gross profit	$168.9	$162.2	$478.9	$418.0
OTP tax refunds(2)	—	—	—	(1.2)
LIFO expense	0.9	1.5	3.6	3.4
Remaining gross profit (non-GAAP)	$169.8	$163.7	$482.5	$420.2

Remaining gross profit % (non-GAAP)	12.14%	12.11%	11.91%	11.99%
Remaining gross profit % less excise taxes (non-GAAP)	13.12%	13.11%	12.88%	12.98%
Gross profit %	12.08%	12.00%	11.82%	11.93%
Gross profit % less excise taxes (non-GAAP)	13.05%	12.99%	12.79%	12.91%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	For 2017, we received OTP tax refunds of $1.2 million related to prior year's taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018, did not change materially during the nine months ended September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018 (the “2017 10-K”).

The first risk factor listed under the heading “Risks Related to the Distribution of Cigarettes and Other Tobacco Products” is revised to read in its entirety as follows:

Legislation, regulation and other matters are negatively affecting the cigarette, tobacco and alternative nicotine industries.

The cigarette, tobacco and alternative nicotine industries are subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of their products imposed by governmental entities. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, imposing restrictions on public smoking and vaping, and restricting the sale of tobacco and alternative nicotine products directly to consumers or other recipients over the internet. In addition, the U.S. Food and Drug Administration (FDA) has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco and alternative nicotine products and, accordingly, our sales of such products.  In addition, representatives from the FDA have indicated that new restrictions on the sale of alternative nicotine products could be expected in the near future.

In Canada, several provinces have enacted legislation authorizing and facilitating the recovery by provincial governments of tobacco-related health care costs from the tobacco industry by way of lawsuit. Some Canadian provincial governments have either already initiated lawsuits or indicated an intention that such lawsuits will be filed. It is unclear at this time how such restrictions and lawsuits may affect Core-Mark and its Canadian operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of common stock by the Company during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities
Calendar month in which purchases were made:	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Cost of Shares Purchased as Part of Publicly Announced Programs(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(4)
July 2018	—	$—	$—	$30.3
August 2018	43,146	34.71	1,497,564	28.8
September 2018(5)	102,426	34.01	3,483,474	25.3
Total repurchases for the three months ended September 30, 2018	145,572	34.22	$4,981,038	25.3
_____________________________________________

(1)	All purchases were made as part of the stock repurchase program ("Program") announced on August 28, 2017.

(2)	Amounts have been rounded for presentation purposes and may differ from unrounded amounts.

(3)	Amounts include related transaction fees.

(4)
Shares repurchased under the Program were made in open market and the timing and amount of the purchases were based on market conditions, our cash and liquidity requirements, relevant securities laws, and other factors. The Program may be discontinued or amended at any time. The Program has no stated expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

(5)	As of September 30, 2018, figures include 20,515 shares and $0.7 million repurchase costs related to shares purchased, but not yet settled.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated May 21, 2015).

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

Core-Mark Holding Company, Inc.

November 6, 2018	By:	/S/ SCOTT E. McPHERSON
	Name:	Scott E. McPherson
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

November 6, 2018	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer