Form 10-K
period 2018-12-31
Core-Mark Holding Company, Inc.
filed 2019-03-01
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018

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
Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $1,019,910,160.
As of February 25, 2019, the registrant had 45,870,201 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2019 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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
A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I, Item 1A, “Risk Factors” of this Form 10-K. Management of Core-Mark Holding Company, Inc. (“Core-Mark”) undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC Regulation - Non-GAAP Information

The financial statements in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and Food/Non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period-to-period evaluation. We also believe these measures allow investors to view the results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in Core-Mark’s underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. More information about such measures are included in Item 7 - Non-GAAP Financial Information.

ii

PART I
ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Core-Mark,” “the Company,” “we,” “us,” or “our” refer to Core-Mark Holding Company, Inc. and its subsidiaries.

Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, distribution and logistics services to approximately 43,000 customer locations across the United States (“U.S.”) and Canada through 32 distribution centers (excluding two distribution facilities we operate as a third-party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
Our mission is to be the most valued marketer of fresh and broad-line supply solutions to the convenience retail industry. In that pursuit, we are focused on three key strategic priorities: growing sales and margin faster than the industry, building on our leadership position in providing category management solutions, and leveraging our cost structure. We have also been successful in growing our business organically and through strategic acquisitions which have allowed us to expand our distribution network, product selection and customer base.
We operate in an industry where, in 2017, total in-store sales at convenience retail locations across both the U.S. and Canada were approximately $278.7 billion. In the U.S., total in-store sales at convenience locations in 2017 were approximately $237.0 billion, an increase of 1.7% over the prior year, based on the National Association of Convenience Stores (“NACS”) State of the Industry (“SOI”) report. Over the ten years from 2008 through the end of 2017, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 3.1%. The most recent NACS Convenience Industry Store Count noted that the U.S. had approximately 155,000 convenience store locations as of December 31, 2017. Approximately 103,000, or 66%, of the convenience stores in the U.S. are considered independents with ten or fewer stores. In Canada, we estimate that total in-store sales at convenience locations in 2017 were approximately CAD $56.0 billion generated through approximately 27,000 stores, based on the Canadian Convenience Store Association 2017 Industry report.
Core-Mark is one of two national distributors to the convenience store industry in the U.S. and is the largest in Canada. Our established national market presence rests primarily with our ability to service customers in every geographic region within the U.S. through 27 distribution centers and to service customers in Canada through our five Canadian distribution centers. We offer our customer base scale and buying power, coupled with marketing programs to assist them in growing their businesses. Our leading category management strategies including our Vendor Consolidation Initiative (“VCI”), Focused Marketing Initiative (“FMI”) and “Fresh” products and food service programs have a proven track record of helping our customers grow their sales and profits at an accelerated rate. We believe this gives us a strong competitive advantage in the North American convenience retail industry.
Company Highlights
Our net sales grew 4.5% to $16.4 billion in 2018 from $15.7 billion in 2017. The rate of growth in our net sales was lower than what we experienced the last several years due primarily to an acceleration of the decline of cigarette carton sales as well as fewer significant retail chains bidding their business in 2018. Our net income for 2018 increased 35.8% to $45.5 million and Adjusted EBITDA increased 21.4% to $164.7 million compared with 2017. Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 7% market share of North American in-store convenience store sales, and to take advantage of growth opportunities with other retail store formats. Below are recent key highlights:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken Company (“Farner-Bocken”), located in Carroll, Iowa, for approximately $174.0 million. The acquisition of Farner-Bocken further expands our market share in the Midwest.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart Inc. (“Walmart”) stores in five western states (Arizona, California, New Mexico, Nevada and Utah).  We currently service approximately 560 Walmart stores and are their primary distributor for candy, tobacco, certain snack foods and health food items. Candy sales to Walmart, the largest product category serviced under the agreement, contributed approximately 34% and 24% of the Company’s total sales for this category in 2018 and 2017, respectively.

Business Strategy
Our objective is to increase overall return to stockholders by growing faster and more profitable than our industry, being the industry leader in category management solutions and leveraging operating costs to increase profitability. As one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America with a track record of effectively selling into other retail channels, we believe we are well-positioned to meet this objective moving forward. Our business strategy includes the following initiatives, designed to further enhance the value we provide to our retail customers:
Fresh Products and Food Service. There is an increasing trend among consumers to purchase fresh food and food service products from convenience and other retail store formats. To meet this demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, and tri-temperature (“tri-temp”) trailers, which provide the infrastructure to deliver a significant range of chilled items including milk, produce, fresh and food service items to retail outlets. We have established partnerships with strategically-located dairies, fresh kitchens, food service providers and bakeries to further enable us to deliver premium consumer items such as fresh pizza, fried chicken, fresh made sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to promote our fresh products through the development of unique and comprehensive marketing and equipment programs that assist retailers in showcasing their fresh product offerings. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, positions us as a leader in providing fresh food and food service products and programs to the convenience retail industry. Proper execution of our VCI program, the cornerstone being dairy distribution, provides Core-Mark the critical mass necessary to offer retailers a multiple weekly delivery platform, which facilitates the proper handling and dating of fresh products. We believe that fresh items are increasingly driving consumer decisions and will continue to be an important category.
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
Acquisitions and Expansion. We believe there remains a significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions and the continued expansion of our facility infrastructure. We completed six acquisitions and added three primary distribution centers between 2010 and 2018, which expanded our distribution network, product selection and customer base. We will continue to be opportunistic in pursuing acquisitions that allow further leveraging of our geographic footprint and bring Fresh Products, Food Service and VCI to a broader customer base.
Competitive Strengths
We believe we have the following fundamental competitive strengths, which form the foundation for our business strategy:
Innovation and Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. Our capability to increase sales and profitability with existing and new customers is based on our ability to deliver consistently high levels of service, innovative marketing programs, technology solutions and logistics support. We believe we are the best in class at capitalizing on emerging trends and bringing retailers our unique category management solutions such as fresh foods, food service solutions and healthier options, as well as our VCI and FMI initiatives.

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
Customers
We service approximately 43,000 customer locations in all 50 states in the U.S., five Canadian provinces and one Canadian territory. Our primary customer base consists of traditional convenience stores, as well as alternative outlets selling consumer packaged goods. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, big box or supercenter stores, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for 39.4% of our net sales in 2018 including Murphy U.S.A., our largest customer, which accounted for 11.9% of our total net sales.
Products
We purchase a variety of brand name and private label products, representing approximately 58,000 stock keeping units (“SKUs”), from suppliers and manufacturers. Cigarette products represent less than 5% of our total SKUs purchased. We offer customers a variety of food/non-food products, including fast food, candy, snacks, groceries, fresh products, dairy, bread, beverages, other tobacco products, alternative nicotine products, general merchandise, and health and beauty care products.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions, except percentages):

	Year Ended December 31,
	2018		2017		2016
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$10,974.5	66.9%	$10,887.4	69.4%	$10,335.7	71.1%
Food	1,659.0	10.1	1,561.1	10.0	1,422.5	9.8
Fresh	474.2	2.9	436.3	2.8	389.8	2.7
Candy	992.0	6.1	833.4	5.3	620.0	4.3
Other tobacco products (“OTP”)	1,387.2	8.5	1,272.3	8.1	1,133.8	7.8
Health, beauty & general	711.5	4.3	513.3	3.3	446.7	3.1
Beverages	191.0	1.2	183.4	1.1	176.5	1.2
Equipment/other	5.9	—	0.4	—	4.4	—
Total food/non-food products	5,420.8	33.1%	4,800.2	30.6%	4,193.7	28.9%
Total net sales	$16,395.3	100.0%	$15,687.6	100.0%	$14,529.4	100.0%
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. Net sales of the cigarettes category grew 0.8% in 2018 to $10,974.5 million, accounting for approximately 66.9% of our total net sales and 26.0% of our total gross profit in 2018. We control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities. Daily replenishment of inventory and brand selection is controlled by our distribution centers.
In 2018, our cigarette carton sales in the U.S. and Canada decreased 3.9% and 1.8%, respectively. Excluding the addition of Farner-Bocken, we had a 6.7% decrease in carton sales (7.1% and 1.8% for the U.S. and Canada, respectively) compared to 2017, which was partially offset by a 4.7% increase in the average sales price per carton. The decrease in carton sales in the U.S.

was driven primarily by a general decline in the consumption of cigarettes, which was greater in 2018 compared to historical norms, and the expiration of our distribution agreement with Kroger Convenience (“Kroger”). The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers’ prices and increases in excise taxes in certain jurisdictions.
In the industry overall, U.S. and Canadian cigarette consumption steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association (“TMA”), total cigarette consumption in the U.S. declined from 351 billion cigarettes in 2008 to 249 billion cigarettes in 2017, or a compounded annual decline of approximately 3.4%. Total cigarette consumption declined in Canada from 28 billion cigarettes in 2008 to 25 billion cigarettes in 2017, or a compounded annual decline of approximately 1.1% based on statistics provided by the TMA. More recently, a greater decline in total cigarette consumption has been partially offset by consumption of alternative nicotine products and OTP. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through continued growth in our non-cigarette categories including alternative nicotine products and OTP, market share expansion and incremental gross profit from cigarette manufacturer price increases. We expect cigarette manufacturers will continue to raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by various states, localities and provinces. We collect state, local, and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales includes amounts related to state, local and provincial excise taxes which were approximately $3.5 billion for both 2018 and 2017, and approximately $3.0 billion in 2016.
Food/Non-food Products. Our food products include fast food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, alternative nicotine products, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 12.9% in 2018 to $5,420.8 million, which was 33.1% of our total net sales. The increase was driven primarily by incremental sales to existing customers and net market share gains, including the additions of Farner-Bocken and Walmart, partially offset by the expiration of our distribution agreements with Kum & Go and Kroger. The increase in candy was driven primarily by sales to Walmart, which we began servicing in May 2017. Sales generated from Fresh, VCI and FMI were the primary drivers of increased sales to existing customers. Our Health, beauty & general category continued to benefit from the increasing popularity of alternative nicotine delivery products, which are included in this category. We believe the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue and partially offset the impact of the expected long-term decline of cigarette consumption.
Gross profit for food/non-food categories grew $64.1 million, or 11.1%, to $641.9 million in 2018, which was 74.0% of our total gross profit. Our strategy is to continue to grow sales of food/non-food products through our category management solutions including Fresh and Food Service, VCI and FMI. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, Fresh and VCI, focus primarily on the highest margin categories in the food/non-food group. We believe there is an increasing trend toward purchases of quality fresh food, “healthy for you” and food service items from convenience and other retail store formats. Combined sales of our Food and Fresh categories grew $135.8 million, or 6.8%, to $2,133.2 million in 2018 driven primarily by this trend, as well as net market share gains. Sales of OTP increased $114.9 million, or 9.0%, while the Health, beauty & general category increased $198.2 million or 38.6%, driven primarily by the increasing popularity of alternative nicotine products.
Suppliers
We purchase products for resale from approximately 5,800 trade suppliers and manufacturers located across the U.S. and Canada. In 2018, we purchased approximately 80% of our products from our top 20 suppliers, with our top two suppliers, Altria Group, Inc. (the parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, accounting for approximately 33% and 23% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a company-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products directly from manufacturers, improving product mix and availability for individual markets.

Operations
As of December 31, 2018, we operated a network of 32 primary distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Twenty-seven of our distribution centers are located in the U.S. and five are located in Canada.
The map below depicts the scope of our operations and the names of our distribution centers.

Vancouver
Richmond
Calgary
Winnipeg
Spokane
Portland
Canadian Consolidation Center
Northern New England
Toronto
Minneapolis
Southern New England
Iowa
Pennsylvania
AMI/ Artic Northeast
Artic Cascade
South San Francisco
Sacramento
Hayward
Salt Lake City
Denver
Ohio
Las Vegas
Bakersfield
Kentucky
Los Angeles
Carolina
AMI/Artic West
Corona
AMI/Artic East
Forrest City
Albuquerque
ADC
Atlanta
Plano
Fort Worth
RDC
Tampa
Core-Mark U.S.
Core-Mark Canada
Consolidation Centers
Headquarters
IT Offices
Arizona Distribution Center (ADC)
Retail Distribution Center (RDC)

We operate five consolidation centers which buy products from our suppliers in bulk quantities and then redistribute the products to many of our other distribution centers. The products purchased by our consolidation centers may include frozen and chilled items, candy, snacks, beverages, health and beauty care and general merchandise products. We operate two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard, Inc. (“Couche-Tard”). These distribution facilities are located in Phoenix, Arizona and San Antonio, Texas.
Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt rapidly to changing business needs and allows them to provide our customers with necessary information technology requirements and integration capabilities.
Distribution
As of December 31, 2018, we employed approximately 2,000 personnel in our transportation department, including delivery drivers, shuttle drivers, routers, training supervisors and managers, all of whom focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in route sequence, with the majority reaching their destination within 24 hours. At December 31, 2018, our distribution fleet consisted of approximately 1,500 leased tractors and trailers and approximately 1,200 additional owned tractors and trailers. Our “tri-temp” trailer fleet gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery and provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Excluding the fleet of trucks and trailers acquired with the acquisition of Farner-Bocken, which are dual temp, substantially all of our trailers were “tri-temp” as of December 31, 2018.

As of December 31, 2018, approximately 16% of our trucks ran on Compressed Natural Gas (“CNG”), which allows us to reduce our carbon footprint and lower our transportation costs. We utilize seven CNG stations, two of which we own (located in Wilkes-Barre, Pennsylvania and Corona, California). The other five are operated in partnership with U.S. Oil (a division of U.S. Venture, Inc.) under the name GAIN Clean Fuel (“GAIN”) and are located in Aurora, Colorado; Forrest City, Arkansas; Sanford, North Carolina; Atlanta, Georgia and Tampa, Florida. In addition to providing fuel to our fleet, the GAIN stations are also open to other public fleets for fueling.
Competition
Competition within the industry is based primarily on the range and quality of the services provided, price, product selection and the reliability of wholesalers’ logistics as well as proximity to the customer’s stores. We operate from a perspective that focuses heavily on flexibility and providing outstanding customer service, order fulfillment rates, on-time delivery, innovative marketing solutions and merchandising support as well as competitive pricing.
Core-Mark is one of the two largest wholesale convenience distributors (measured by annual sales) serving North America. We service both convenience store chain customers and independent operators with ten or fewer stores which comprise approximately 66% of the convenience retail store market. The McLane Company, Inc., a subsidiary of Berkshire Hathaway Inc., our largest competitor, focuses on servicing large regional or national convenience store chains as well as chain customers in other trade channels. There are two other large companies that cover the eastern half of the U.S.: The H.T. Hackney Company and the Eby-Brown Company. In addition, there are many local distributors serving small regional chains and independent convenience retailers. In Canada, in addition to Core-Mark, several companies make-up the competitive landscape. Wallace & Carey, Inc., has national distribution capabilities. Pratts Wholesale Limited, regionally serves the Manitoba, Saskatchewan, and Alberta markets. Sobeys Inc. is a large national convenience store and grocery wholesaler.
Beyond the traditional wholesale supply channels, we face potential competition from at least three other supply avenues. First, certain consumer product manufacturers such as Anheuser-Busch Companies, Inc., MillerCoors LLC, The Coca-Cola Company, and PepsiCo (including its Frito-Lay, Inc. division) deliver their products directly to convenience retailers. Secondly, club wholesalers such as Costco Wholesale Corporation and Sam’s West, Inc. (“Sam’s Club”) provide a limited selection of products at generally competitive prices; however, they often have limited delivery options and limited services. Finally, some large convenience retail chains self-distribute products due to the geographic density of their stores and their belief that they can economically service such locations.
We face competition from the diversion into certain U.S. and Canadian markets of cigarettes intended for sale outside of these markets, including the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been heightened by a continued influx of generic products, tobacco, and nicotine alternatives that challenge sales of higher priced cigarettes.
Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2018, 2017 and 2016. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 14 days, 16 days and 15 days, in 2018, 2017 and 2016, respectively. The cigarette category averaged seven days, eleven days and nine days, in 2018, 2017 and 2016, respectively. The food/non-food categories averaged 25 days, 29 days and 27 days in 2018, 2017 and 2016, respectively.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from two days prepaid to 60 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during each of 2018, 2017 and 2016 averaged 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third-party logistics facilities) as of December 31, 2018:
TOTAL EMPLOYEES BY BUSINESS FUNCTION

	U.S.	Canada	Total
Sales and marketing	1,491	110	1,601
Warehousing and distribution	4,992	397	5,389
Management, administration, finance and purchasing	949	148	1,097
Total for all categories	7,432	655	8,087
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
Regulation
As a distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as: the licensing of our facilities; enforcement by state, provincial and local health agencies of relevant standards for the products we distribute; and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration (“OSHA”) under the U.S. Department of Labor, which require us to comply with certain health and safety standards to protect our employees.
We are also subject to regulation by the U.S. and Canadian Departments of Transportation, and similar state, provincial and local agencies. Our distribution centers in the U.S. and Canada are subject to a broad spectrum of federal, state, provincial and local environmental protection statutes including those that govern emissions to air, soil and water, and the disposal of hazardous substances.
Our policy is to comply with all regulatory and legal requirements, and management is not aware of any related issues that may have a material effect upon our business, financial condition or results of operations.
Trademarks
We have trademarks including the following: Arcadia Bay®, Arcadia Bay Coffee Company®, Cable Car®, Core-Mark®, Core Solutions Group®, EMERALD®, Java Street®, SmartStock®, Pine State Convenience™, Taco Depot® and Farner-Bocken™.
Segment and Geographic Information
We have two operating segments which aggregate into one reportable segment. We also present certain financial information by operating segment region — the U.S. and Canada. See Note 16 - Segment and Geographic Information to our consolidated financial statements.
Seasonality
We typically generate higher net sales and gross profits during the warm weather months (April through September) than other times of the year. We believe this occurs because the convenience store industry tends to be busier due to timing of vacations and an increase in travel during this period.

Corporate and Contact Information
As of the date of this filing, our corporate headquarters is located at 395 Oyster Point Boulevard, Suite 415, South San Francisco, California, 94080 and our telephone number is (650) 589-9445.
Effective on or before July 1, 2019, our corporate headquarters will be relocated to 1500 Solana Boulevard, Suite 3400, Westlake, Texas, 76262, and our telephone number will be (800) 622-1713.
Our website address is www.core-mark.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) through our website, as soon as they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Our SEC reports can be accessed through the “Investors” section of our website under “Financials & Filings,” or through www.sec.gov.
Also available on our website are printable versions of Core-Mark’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines and Principles and other corporate information. Copies of these documents may also be requested from the addresses above.
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
Risks Related to Our Business and Industry
A significant portion of our sales volume is dependent upon the distribution of cigarettes, sales of which are generally declining.
The distribution of cigarettes is currently a significant portion of our business. In 2018, approximately 66.9% of our net sales (including excise taxes) and 26.0% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, restrictions on cigarette manufacturers’ marketing and promotions, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, we expect rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, or by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
We are dependent on the convenience retail industry, and our results of operations could suffer if it experiences an overall decline or consolidation.
The majority of our sales are generated from convenience retail stores which inherently involve industry-specific risks. These risks include: declining sales in the convenience retail industry due to general economic conditions, including rising energy and fuel costs, which may impact “in-store” retail sales; competition from internet retailers such as Amazon.com, Inc. (“Amazon”), club stores, grocery stores and other retail outlets; termination of customer relationships and consolidation of our customer base. Such events could cause us to experience decreases in revenues, put pressure on our margins and increase our credit risk and potential bad debt exposure.
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
Information technology systems may be subject to failure, disruptions, security breaches (such as malware, viruses, hacking, break-ins, business e-mail compromises, phishing attacks, attempts to overload our services or other cyber-attacks) which could compromise our ability to conduct business, seriously harm our business and adversely affect our financial results.
Our business is highly dependent on our enterprise information technology systems. We rely on these systems and our information technology staff to maintain the information required to operate our distribution centers and support corporate departments in providing our customers with fast, efficient and reliable services. We continue to take steps to increase redundancy in our information technology systems and have resiliency and recovery plans in place to mitigate events that could disrupt our systems’ service. However, if our systems fail or are not reliable, we may suffer disruptions in service to our customers and our results of operations could suffer.
In addition, we retain sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. As the number of global cyber-attacks continue to escalate, we may face increased threats of unauthorized access, security breaches and other system disruptions to our environment. To help mitigate the risk, we utilize the expertise of internal and external security resources to monitor our environment and install/upgrade tools that protect our systems and data. We strive to maintain a sustainable security program that balances the need to protect against the needs to run our business, however, despite these measures, our infrastructure may be vulnerable to attacks by experienced hackers or other disruptive events as “perfect protection” is unfortunately not possible.
Computer malware, viruses, hacking, break-ins, business e-mail compromises, phishing attacks, attempts to overload our servers and other cyber-attacks have become more prevalent and may occur on our systems in the future. Intruders may also take the form of parties that attempt to fraudulently induce employees or other users of our systems to disclose sensitive or confidential information, make unauthorized cash payments or funds transfers, or otherwise disrupt operations. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of intellectual property, proprietary business information or personally identifiable information belonging to us or our customers, business partners or employees. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability and security affects the availability of our technical infrastructure and technology-based services.

Any such failure may harm our reputation and our ability to retain existing customers and attract new customers and could impact our results of operation. We attempt to address these risks, in part, by continuously providing communications to our employees regarding the threats and characteristics of phishing attempts and have established a formal ongoing security training program to increase the level of awareness across the Company.
In many cases our systems are integrated with customers and vendors, through enterprise resource planning, electronic data interchange or other integration. Accordingly, if our customers’ or vendors’ systems are compromised, fail, or are not reliable, we may suffer disruptions in services to customers, our payments to vendors may be delayed or could be misappropriated, and our results of operations and cash flows could suffer.
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
We obtain the products we distribute from third-party suppliers. At December 31, 2018, we had approximately 5,800 vendors and during 2018 we purchased approximately 80% of our products from our top 20 suppliers, with purchases from our top two suppliers, Altria Group, Inc. (parent of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, representing approximately 33% and 23% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruptions in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our contractual and other obligations to our customers and reduce the volume of our sales and profitability.

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
We are continuously improving our competitive performance through a series of strategic marketing initiatives, such as Focused Marketing Initiative, SmartStock and Vendor Consolidation Initiative. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased stockholder value. Customer acceptance of our new marketing initiatives may not be as anticipated or competitive pressures may cause us to curtail or abandon these initiatives, resulting in lower revenue and profit growth.
Maintaining our brand and reputation is necessary for the success of our business.
Our established brand and reputation within the market largely contributes to our success. Our current and future business could be negatively impacted if we were poorly represented or garnered negative publicity through various media channels, which include but are not limited to print, broadcast, web-based and social media. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Even if the aforementioned situations were unfounded or not material to our business, these events could still decrease demand for our products and services and erode customer confidence. If any of these events were to occur, they could have a negative impact on our results of operations and financial condition.
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
As of December 31, 2018, approximately 400 or 5%, of our employees were covered by collective bargaining agreements with labor organizations, under agreements that expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, we are subject to changes in rules, regulations, and laws that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow-downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With approximately 6,500 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act (“ACA”) may continue to increase our employee healthcare-related costs. We have migrated a significant number of employees to our high deductible plan, resulting in a reduction in our claims exposure and offsetting other costs related to ACA. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.

Changes to minimum wage laws and other governmental legislation or regulations could increase our costs substantially.
As of December 31, 2018, we believe we had no employees who were paid under the minimum wage in their respective locations. Several bills have been introduced in the U.S. legislature over the past few years to increase the federal minimum wage. In addition, certain states have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage rate. Any increases in federal or state minimum wages could require us to increase the wages paid to our minimum wage employees and create pressure to raise wages for other employees who already earn above-minimum wages. Further, changes to wage and hour laws and/or new legislation increasing mandatory paid leave can add costs to our business. If we are unable to pass these additional labor costs on to our customers in the form of increased prices or surcharges, our business and results of operations would be adversely affected.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food and other consumable products, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the federal, state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment, and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the U.S. Drug Enforcement Administration and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines, suspending or canceling our licenses, or shutting down our operations, or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
Natural disaster damage could have a material adverse effect on our business.
Our headquarters and several of our warehouses in California, and one warehouse located near Vancouver, British Columbia, Canada, are in or near high hazard earthquake zones. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, floods, and ice and snow storms. While we maintain insurance to cover us for certain potential losses, our insurance may not be sufficient in the event of a significant natural disaster, or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by similar events, which could adversely affect our sales and results of operations. While we maintain insurance to cover us for certain potential losses and maintain two data centers in geographically disparate locations, each of which can provide core services for the other if required, in the event of a natural disaster our insurance may not be sufficient to cover our losses, insurance payments may be delayed and our business may nevertheless be interrupted and adversely affected.
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
The cigarette, tobacco and alternative nicotine industries are subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of their products imposed by governmental entities. For example, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, raising the minimum age to possess or purchase tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. In addition, the FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco and alternative nicotine products and, accordingly, our sales of such products. In addition, representatives from the FDA have indicated that new restrictions on the sale of alternative nicotine products could be expected in the near future.
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
In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health care costs related to tobacco use. Most other states sued the major U.S. cigarette manufacturers based on similar theories. In November 1998, the major U.S. tobacco product manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia and certain U.S. territories. The other four states: Mississippi, Florida, Texas and Minnesota (“non-MSA states”), settled their litigations with the major cigarette manufacturers by separate agreements. The MSA and the other state settlement agreements settled health care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA result in higher pricing of products sold by the participating manufacturers than those sold by non-MSA state manufacturers. In addition, the growth in market share of discount brands since the MSA was signed has had an adverse impact on the total volume of the cigarettes that we sell.
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
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way.  As tax laws and related regulations change, our financial results could be materially impacted. For example, in the U.S. the federal government has in the past proposed legislation which effectively could limit, or even eliminate, use of the last-in, first-out (“LIFO”) inventory method for financial and income tax purposes. Although the final outcome of any such proposals cannot be ascertained, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results. Given the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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
We generate a portion of our revenues in Canadian dollars, approximately 9% in 2018 and 2017. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the consolidated statement of operations. To the extent we incur losses on such transactions, our net income will be reduced. We currently do not hedge our Canadian foreign currency cash flows.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $750 million revolving credit facility (“Credit Facility”) as of December 31, 2018. The Credit Facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, is between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility expires in March 2022. While we believe our sources of liquidity are adequate, we cannot guarantee that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing sources may be necessary and we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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
To prepare financial statements in conformity with GAAP, management is required to exercise judgment in selecting and applying accounting methodologies and making estimates and assumptions. These methods, estimates, and assumptions are subject to uncertainties and changes, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include but are not limited to the following: allowance for doubtful accounts, provisions for income taxes, valuation of goodwill and long-lived assets, valuation of assets and liabilities in connection with business combinations, stock-based compensation expense and accruals for estimated liabilities including litigation and self-insurance reserves.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters are located in South San Francisco, California, and consist of approximately 25,000 square feet of leased office space. We have entered into a lease for approximately 32,000 square feet of office space in Westlake, Texas, which will become our headquarters on or before July 1, 2019. We also lease approximately 20,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 5,500 and 2,000 square feet of additional office space in Fort Worth, Texas and Phoenix, AZ, respectively. We lease approximately 5.1 million square feet and own approximately 0.6 million square feet of distribution space.

Distribution Center Facilities by City and State/Province of Location(1)
Albuquerque, New Mexico	Hayward, California	Tampa, Florida
Atlanta, Georgia	Henderson, Nevada	Whitinsville, Massachusetts
Aurora, Colorado	Leitchfield, Kentucky	Wilkes-Barre, Pennsylvania(5)
Bakersfield, California	Los Angeles, California	Burnaby, British Columbia
Carroll, Iowa	Minneapolis, Minnesota	Calgary, Alberta
Corona, California(2)	Portland, Oregon	Mississauga, Ontario(6)
Forrest City, Arkansas(3)	Sacramento, California(4)	Milton, Ontario
Fort Worth, Texas	Salt Lake City, Utah	Winnipeg, Manitoba
Gardiner, Maine	Sanford, North Carolina
Glenwillow, Ohio	Spokane, Washington

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

(2)	This location includes two facilities, a distribution center and our AMI/Artic West consolidating warehouse.

(3)	This facility includes a distribution center and our AMI/Artic East consolidating warehouse.

(4)	This facility includes a distribution center and our Artic Cascade consolidating warehouse.

(5)	This facility includes a distribution center and our AMI/Artic Northeast consolidating warehouse.

(6)	This facility is our Canadian consolidating warehouse.
We also operate distribution centers on behalf of one of our major customers, Couche-Tard: one in Phoenix, Arizona and one in San Antonio, Texas. Each facility is leased or owned by Couche-Tard for their use.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of our business. We record a provision for a liability when it is both probable that the liability has been incurred and that the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on our results of operations, financial condition or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,515 stockholders of record as of February 25, 2019.
We paid dividends of $18.9 million and $17.2 million in 2018 and 2017, respectively. Our Credit Facility, as of December 31, 2018, allows for unlimited dividends, as long as we meet certain credit availability percentages and fixed charge coverage ratios. (See Note 8 - Long-term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility). We intend to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON

The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2013 through 2018, as well as the cumulative total returns of the Russell 2000 Index, the NASDAQ Non-financial Index, the Standard and Poor’s (“S&P”) SmallCap 600 Index, and a peer group of companies (“Performance Peer Group”).

Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2013, and is compared to the total return of the Russell 2000 Index, the NASDAQ Non-financial Index, the S&P SmallCap 600 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.

The companies composing the Performance Peer Group are: The Chef’s Warehouse, Inc. (“CHEF”), United Natural Foods, Inc. (“UNFI”), Sysco Corp (“SYY”) and AMCON Distributing Co. (“DIT”).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, THE RUSSELL 2000, NASDAQ NON-FINANCIAL STOCK, S&P SMALLCAP 600 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at
	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
CORE	$100.00	$164.97	$220.22	$233.44	$173.25	$129.69
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
NASDAQ Non-financial Index	$100.00	$115.09	$123.38	$132.81	$143.44	$139.77
S&P SmallCap 600	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
Performance Peer Group	$100.00	$110.82	$108.03	$147.61	$165.19	$165.72
Issuer Purchases of Equity Securities
On August 28, 2017, our Board of Directors authorized a $40.0 million stock repurchase program (the “Program”), replacing our prior stock repurchase program (the “Prior Program”). The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.
In 2018, we repurchased 588,489 shares of common stock for a total cost of $15.5 million, or an average price of $26.20 per share. In 2017, we repurchased 158,106 shares of common stock for a total cost of $4.4 million, or an average price of $28.11 per share, which includes repurchases under the Prior Program. As of December 31, 2018, we had $22.4 million available for future share repurchases under the Program.

The following table provides the repurchases of shares of common stock during the three months ended December 31, 2018 (in millions, except share and per share data):

Calendar month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	86,809	$34.06	$2.9	$22.4
November 1, 2018 to November 30, 2018	—	—	—	22.4
December 1, 2018 to December 31, 2018	—	—	—	22.4
Total repurchases for the three months ended December 31, 2018	86,809	34.06	$2.9	22.4
_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2014 to 2018 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Core-Mark Holding Company, Inc.
	Year Ended December 31,
(In millions except per share amounts)	2018	2017(1)	2016(2)	2015(3)	2014
Statement of Operations Data:
Net sales	$16,395.3	$15,687.6	$14,529.4	$11,069.4	$10,280.1
Gross profit(4)	867.5	791.7	736.9	637.9	573.7
Warehousing and distribution expenses(4)	540.6	504.1	431.2	352.6	318.4
Selling, general and administrative expenses(5)	245.1	224.3	210.3	196.0	184.4
Amortization of intangible assets	10.0	8.5	5.3	2.6	2.6
Income from operations(5)	71.8	54.8	90.1	86.7	68.3
Interest expense, net(6)	13.7	11.0	5.1	2.0	1.8
Foreign currency transaction (gains) losses, net	(1.8)	(1.8)	(0.5)	1.8	0.1
Pension termination settlement(5)	—	17.2	—	—	—
(Provision) benefit for income taxes(7)	(14.4)	5.1	(31.3)	(31.4)	(23.7)
Net income	45.5	33.5	54.2	51.5	42.7
Per Share Data:
Basic earnings per share	$0.99	$0.72	$1.17	$1.12	$0.93
Diluted earnings per share	$0.99	$0.72	$1.17	$1.11	$0.92
Shares Used to Compute Earnings Per Share:
Basic	46.0	46.3	46.3	46.2	46.2
Diluted	46.1	46.4	46.5	46.6	46.6
Cash Dividends Declared Per Share	$0.41	$0.37	$0.33	$0.29	$0.23
Other Financial Data:
Excise taxes(8)	$3,491.4	$3,462.6	$3,022.0	$2,211.7	$2,110.3
Cigarette inventory holding gains(9)	19.6	16.1	15.3	10.1	8.2
Candy inventory holding gains(10)	—	—	—	—	6.0
Cigarette tax stamp inventory holding gains(11)	7.4	—	—	8.5	—
OTP tax items(12)	—	3.3	—	1.7	7.5
LIFO expense(13)	25.2	21.5	13.2	1.9	16.3
Depreciation and amortization(14)	59.5	54.4	42.9	37.9	32.0
Stock-based compensation	8.2	5.0	6.1	8.7	6.1
Capital expenditures(15)	20.1	48.2	54.3	30.3	53.9
Adjusted EBITDA (non-GAAP)(16)	164.7	135.7	152.3	135.2	122.7

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,666.1	$1,782.5	$1,492.2	$1,077.3	$1,029.6
Long-term debt(17)	346.2	512.9	347.7	60.4	68.2

______________________________________________

(1)	Farner-Bocken Company was acquired in July 2017 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(2)	Pine State Convenience (“Pine State”) was acquired in June 2016 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(3)	Karrys Bros., Limited was acquired in February 2015 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(4)
Gross profit represents the amount of profit after deductions, cost of goods sold, certain surcharges and other items from net sales. Warehousing and distribution expenses are not included as a component of our cost of goods sold. Accordingly, gross profit may not be comparable to those of other entities.

(5)
Pension termination settlement charge of $17.2 million was initially recorded in selling, general and administrative expenses in 2017, but was subsequently reclassified during 2018 as a result of the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU No. 2017-07”).

(6)	Interest expense, net, is reported net of interest income.

(7)
Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 Tax Cuts and Jobs Act. See Note 10 - Income Taxes to our consolidated financial statements for further discussion.

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

(10)
In 2014, we received $6.0 million in candy inventory holding gains. Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.

(11)
We realized net cigarette tax stamp inventory holding gains of $7.4 million and $8.5 million, offset by associated fees, in 2018 and 2015, respectively. Cigarette tax stamp inventory holding gains represent income related to tax stamp inventories on hand that may be realized at the time taxing jurisdictions increase their excise taxes, depending on the statutory requirements relating to the inventory on hand at the time such excise tax increases. Such tax increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The incremental gross profits resulting from such tax increases are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the aforementioned statutory requirements.

(12)
In 2017, we received OTP tax refunds of $3.9 million related to prior years’ taxes, offset by $0.6 million of related expenses. In 2015, we received OTP tax refunds of $1.8 million related to prior years’ taxes, offset by $0.1 million of related expenses. In 2014, we received OTP tax refunds of $9.0 million related to prior years’ taxes, offset by $1.0 million of related expenses and an OTP tax assessment of $0.5 million.

(13)
The decrease in LIFO expense in 2015 was due primarily to a decrease in the Producer Price Index (“PPI”) for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

(14)	Depreciation and amortization includes depreciation on property and equipment and amortization of intangible assets.

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

(16)	The following table provides the components of Adjusted EBITDA for each year presented (in millions):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$45.5	$33.5	$54.2	$51.5	$42.7
Interest expense, net	13.7	11.0	5.1	2.0	1.8
Provision (benefit) for income taxes(a)	14.4	(5.1)	31.3	31.4	23.7
Depreciation and amortization	59.5	54.4	42.9	37.9	32.0
LIFO expense	25.2	21.5	13.2	1.9	16.3
Stock-based compensation expense	8.2	5.0	6.1	8.7	6.1
Foreign currency transaction (gains) losses, net	(1.8)	(1.8)	(0.5)	1.8	0.1
Pension termination settlement(b)	—	17.2	—	—	—
Adjusted EBITDA (non-GAAP)	$164.7	$135.7	$152.3	$135.2	$122.7
______________________________________________
(a) Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 Tax Cuts and Jobs Act (“TCJA”). See Note 10 - Income Taxes to our consolidated financial statements for further discussion.
(b) In December 2017, we settled our qualified defined-benefit pension obligation which resulted in a non-cash charge within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income.

(17)	Includes amounts borrowed under our Credit Facility and long-term capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto that are included under Part II, Item 8, of this Form 10-K. Also refer to “Special Note Regarding Forward-Looking Statements,” which is included after the Table of Contents in this Form 10-K. This discussion and analysis also includes non-GAAP financial measures that we believe provide important perspective in understanding trends that may impact our business. These non-GAAP financial measures are discussed, including reconciliation of these measures to GAAP, under “Non-GAAP Financial Information.”
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 43,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores, and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Our core business objective is to help our customers increase their sales and profitability.
Overview of 2018 Results
During 2018, our results from operations benefited from the acquisition of Farner-Bocken in July 2017, and we continued to grow our food/non-food sales primarily by leveraging our category management expertise in order to make our customers more relevant and profitable. The aforementioned increase in sales was offset by the decline in cigarette consumption, which decreased at a rate greater than our historical norms during 2018 and adversely impacted our growth in net sales.
Our net sales in 2018 increased 4.5%, or $707.7 million, to $16,395.3 million compared to $15,687.6 million for 2017. Net sales of food/non-food products increased 12.9% in 2018 driven primarily by net market share gains, including the acquisition of Farner-Bocken, the addition of Walmart Inc. (“Walmart”) and an increase in sales to existing customers driven by the success of our category management programs. Net sales of cigarettes grew 0.8% during 2018 as a result of an increase in the average price of cigarettes, including excise taxes, and the acquisition of Farner-Bocken. These increases were partially offset by the decline in the general consumption of cigarettes and the expiration of our distribution agreements with Kroger Convenience (“Kroger”) and Kum & Go (“K&G”), a former customer of Farner-Bocken. The expiration of these agreements decreased non-cigarette and cigarette sales by 2.5% and 1.6%, respectively. Sales growth in alternative nicotine products in 2018 partially offset the impact of the decline in cigarette cartons sold.
Gross profit in 2018 increased $75.8 million, or 9.6%, to $867.5 million from $791.7 million in 2017, driven primarily by net market share gains, including the acquisition of Farner-Bocken, and an increase in sales to existing customers.
Gross profit margin increased 24 basis points to 5.29% of total net sales for 2018 from 5.05% in 2017. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher margin food/non-food items.
Operating expenses in 2018 increased 8.0%, or $58.8 million, to $795.7 million from $736.9 million in 2017. The increase was due primarily to the acquisition of Farner-Bocken and higher distribution expenses, partially offset by operational improvements in our warehouses. In addition, employee bonus and stock-based compensation expense increased $8.7 million during the year due to better Company performance compared to 2017. As a percentage of net sales, total operating expenses increased approximately 20 basis points to 4.9% in 2018 from 4.7% in 2017 due primarily to the shift in sales from cigarettes to food/non-food products.
Net income in 2018 was $45.5 million compared to $33.5 million in 2017. Adjusted EBITDA(1) increased $29.0 million, or 21.4%, to $164.7 million in 2018 from $135.7 million in 2017. These improvements were driven primarily by a full year of income from Farner-Bocken, incremental gross profit generated from the increase in food/non-food sales to existing customers and inventory holding gains.
________________________________________

(1)
Adjusted EBITDA is a non-GAAP financial measure and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”

Business and Supply Expansion
We continue to focus on our category management strategies, which are concentrated primarily on enhancing our Fresh and Food service offerings, leveraging our Vendor Consolidation Initiative (“VCI”) and providing tailored category management expertise to our customers through our Focused Marketing Initiative (“FMI”). Our strategies take costs and inefficiencies out of the supply chain, providing our customers an avenue to offer high quality food items and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase our customers’ profits.
Some of our more recent expansion activities include:

•
In July 2017, we acquired substantially all of the assets of Farner-Bocken, for purchase consideration of $174.0 million. The acquisition of Farner-Bocken, which is located in Carroll, Iowa, further expands our market share in the Midwest.

•
In May 2017, we began service of our three-year supply agreement with approximately 530 Walmart Inc. (“Walmart”) stores in five western states (Arizona, California, New Mexico, Nevada and Utah).  We currently service approximately 560 Walmart stores and are their primary distributor for candy, tobacco and certain snack foods. Candy sales to Walmart, the largest product category serviced under the agreement, contributed approximately 34% and 24% of the total sales for this category in 2018 and 2017, respectively.

•
In October 2016, we began service of our five-year supply agreement with 7-Eleven, Inc. (“7-Eleven”), as the primary wholesale distributor to approximately 900 stores serviced from three of our divisions in the western U.S.: Las Vegas, NV, Salt Lake City, UT and Sacramento, CA.

•	In June 2016, we acquired substantially all of the assets of Pine State, a division of Pine State Trading Company, located in Gardiner, Maine, for cash consideration of $88.4 million.
In addition, we continue to focus on increasing our food offerings, including Fresh, “healthy for you” and food service items, because we believe that over the long-term, the trend is for the convenience consumer to shift buying preferences to these types of products. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh foods, home meal replacement, and other food items, and that these items will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends. Sales of Fresh products to existing customers increased approximately 9% in 2018.
Other Business Developments
During 2018, we were impacted by the loss of the distribution business with K&G, which covered 450 stores.
In January 2017, we announced the expiration of our supply agreement with Kroger effective April 2017. The expired agreement covered approximately 680 stores.
Dividends
The Board of Directors approved the following cash dividends in 2018 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount(1)	Payment Date
February 28, 2018	$0.10	March 12, 2018	$4.6	March 29, 2018
May 7, 2018	$0.10	May 24, 2018	$4.6	June 15, 2018
August 6, 2018	$0.10	August 28, 2018	$4.6	September 14, 2018
November 5, 2018	$0.11	November 20, 2018	$5.1	December 14, 2018
______________________________________________

(1)	Includes cash payments on declared dividends and payments made on restricted stock units (“RSUs”) vested subsequent to the payment date.
We paid dividends of $18.9 million and $17.2 million in 2018 and 2017, respectively.

Share Repurchase Program
In August 2017, our Board of Directors authorized a $40.0 million stock repurchase program (“the Program”), replacing our prior stock repurchase program (“Prior Program”). The timing, price, and volume purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. In 2018, we repurchased 588,489 shares of common stock for a total cost of $15.5 million, or an average price of $26.20 per share. In 2017, we repurchased 158,106 shares of common stock for a total cost of $4.4 million, or an average price of $28.11 per share, which includes repurchases under the Prior Program. As of December 31, 2018, we had $22.4 million available for future share repurchases under the Program.
Results of Operations
Comparison of 2018 and 2017 (in millions, except percentages)(1):

		2018			2017
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$707.7	$16,395.3	100.0%	—%	$15,687.6	100.0%	—%
Net sales — Cigarettes	87.1	10,974.5	66.9	61.2	10,887.4	69.4	63.7
Net sales — Food/Non-food	620.6	5,420.8	33.1	38.8	4,800.2	30.6	36.3
Net sales, less excise taxes (non-GAAP)(2)	678.9	12,903.9	78.7	100.0	12,225.0	77.9	100.0
Gross profit(3)(4)	75.8	867.5	5.3	6.7	791.7	5.0	6.5
Warehousing and distribution expenses	36.5	540.6	3.3	4.2	504.1	3.2	4.1
Selling, general and administrative expenses(5)	20.8	245.1	1.5	1.9	224.3	1.4	1.8
Amortization of intangible assets	1.5	10.0	0.1	0.1	8.5	0.1	0.1
Income from operations(5)	17.0	71.8	0.4	0.6	54.8	0.3	0.4
Interest expense, net	2.7	(13.7)	0.1	0.1	(11.0)	0.1	0.1
Foreign currency transaction gains, net	—	1.8	—	—	1.8	—	—
Pension termination settlement(5)	(17.2)	—	—	—	(17.2)	0.1	0.1
Income before taxes	31.5	59.9	0.4	0.5	28.4	0.2	0.2
(Provision) benefit for income taxes(6)	19.5	(14.4)	0.1	0.1	5.1	—	—
Net income	12.0	45.5	0.3	0.4	33.5	0.2	0.3
Adjusted EBITDA (non-GAAP)(7)	29.0	164.7	1.0	1.3	135.7	0.9	1.1
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	Gross profit for 2018 includes LIFO expense of $25.2 million compared to $21.5 million in 2017.

(5)
The non-cash pension termination settlement charge of $17.2 million related to the termination of our defined-benefit pension plan in 2017. This charge was initially recorded in selling, general and administrative expenses in 2017 and was subsequently reclassified during 2018 as a result of the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU No. 2017-07”).

(6)	Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 TCJA. See Note 10 - Income Taxes to our consolidated financial statements.

(7)	See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”

Net Sales. Net sales increased by $707.7 million, or 4.5%, to $16,395.3 million in 2018 from $15,687.6 million in 2017. The increase in net sales was driven primarily by net market share gains, including the acquisition of Farner-Bocken in July 2017 and the addition of Walmart, which we started servicing during the second quarter of 2017. In addition, net sales for the year ended December 31, 2018 benefited from incremental food/non-food sales to existing customers, increases in cigarette manufacturers’ prices and an increase of cigarette excise taxes in certain jurisdictions. The aforementioned increase in net sales was offset by a decrease in cigarette carton sales to existing customers and a reduction in sales related to the expiration of our distribution agreement with Kroger and distribution business with K&G in April 2017 and 2018, respectively.
Net Sales of Cigarettes. Net sales of cigarettes in 2018 increased by $87.1 million, or 0.8%, to $10,974.5 million from $10,887.4 million in 2017, driven primarily by a 4.7% increase in the average sales price per carton and the addition of carton sales from Farner-Bocken, partially offset by a 6.7% decrease in carton sales for the remaining business. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers’ prices and increases in excise taxes in certain jurisdictions. Cigarette carton sales, excluding the impact of Farner-Bocken, decreased by 7.1% and 1.8% for the U.S. and Canada, respectively. The decrease in the U.S. was driven primarily by a decline in the general consumption of cigarettes, which was greater in 2018 compared to historical norms, and the expiration of our distribution agreement with Kroger.
We believe long-term cigarette consumption will continue to be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance and sales through illicit markets. We expect cigarette manufacturers will raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historically, industry data indicates that convenience retailers have more than offset cigarette volume profit declines through higher sales of other nicotine products, fresh and food service, and other food/non-food products.
Total net cigarette sales as a percentage of total net sales were 66.9% in 2018 compared to 69.4% in 2017.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in 2018 increased $620.6 million, or 12.9%, to $5,420.8 million from $4,800.2 million in 2017.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	2018	2017	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,659.0	$1,561.1	$97.9	6.3%
Fresh	474.2	436.3	37.9	8.7%
Candy	992.0	833.4	158.6	19.0%
OTP	1,387.2	1,272.3	114.9	9.0%
Health, beauty & general	711.5	513.3	198.2	38.6%
Beverages	191.0	183.4	7.6	4.1%
Equipment/other	5.9	0.4	5.5	N/A
Total Food/Non-food Products	$5,420.8	$4,800.2	$620.6	12.9%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in food/non-food sales in 2018 was driven primarily by net market share gains, including the addition of Farner-Bocken and Walmart, and an increase in sales to existing customers, partially offset by the expiration of our distribution agreement with Kroger. The increase in our Candy category was driven primarily by the addition of Walmart, which we began servicing in May 2017. Our Health, beauty & general category sales benefited from the increasing popularity of alternative nicotine delivery products, which are included in this category. Higher sales of cigars and smokeless tobacco continue to drive the growth in our OTP category.  We believe the overall trend toward the increased use of alternative nicotine delivery products and OTP will continue, and will partially offset the impact of the expected long-term decline of cigarette consumption.
Total net sales of food/non-food products as a percentage of total net sales were 33.1% in 2018 compared to 30.6% in 2017.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in 2018 increased $75.8 million, or 9.6% to $867.5 million from $791.7 million in 2017, driven primarily by net market share gains, including the acquisition of Farner-Bocken, and an increase in sales to existing customers.

The following table provides the components comprising the change in gross profit as a percentage of net sales for 2018 and 2017 (in millions, except percentages)(1):

		2018			2017
	Increase (Decrease) in Gross Profit	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$707.7	$16,395.3	100.0%	—%	$15,687.6	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	678.9	12,903.9	78.7	100.0	12,225.0	77.9	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$3.5	$19.6	0.12%	0.15%	$16.1	0.10%	0.13%
Cigarette tax stamp inventory holding gains(4)	7.4	7.4	0.05	0.06	—	—	—
OTP tax items(5)	(3.9)	—	—	—	3.9	0.02	0.03
LIFO expense(6)	(3.7)	(25.2)	(0.15)	(0.20)	(21.5)	(0.14)	(0.18)
Remaining gross profit (non-GAAP)(7)	72.5	865.7	5.28	6.71	793.2	5.06	6.49
Gross profit	$75.8	$867.5	5.29%	6.72%	$791.7	5.05%	6.48%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)
In 2018, $17.3 million and $2.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. In 2017, $13.4 million and $2.7 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)	In 2018, the cigarette tax stamp inventory holding gain of $7.4 million related to the U.S. This income is not predictable and is dependent on inventory levels and statutory requirements.

(5)	In 2017, we received OTP tax refunds of $3.9 million related to prior years’ taxes.

(6)
The increase of $3.7 million in LIFO expense in 2018 was due primarily to an increase in the Producer Price Index (“PPI”) for cigarettes and an increase in inventory levels (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(7)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains, cigarette tax stamp inventory holding gains and other items that significantly affect the comparability of gross profit (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information.”)

Distributors such as Core-Mark, may from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains.
Gross profit margin increased 24 basis points to 5.29% of total net sales in 2018 compared to 5.05% in 2017. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher margin food/non-food items which increased our gross profit margin by approximately 20 basis points.
Our cigarette inventory holding gains were $19.6 million in 2018 compared to $16.1 million in 2017. We expect cigarette manufacturers will continue to raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
LIFO expense was $25.2 million in 2018 compared to $21.5 million in 2017. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), increased $72.5 million, or 9.1%, to $865.7 million in 2018 from $793.2 million in 2017. Remaining gross profit margin increased to 5.28% in 2018 compared to 5.06% in 2017.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), increased $5.5 million, or 2.6%, to $220.7 million in 2018 from $215.2 million for the same period in 2017. Cigarette remaining gross profit per carton increased 6.5% in 2018, driven primarily by higher manufacturers’ discounts as a result of the increase in cigarette prices.
Food/Non-food remaining gross profit, a non-GAAP financial measure, (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”) increased $67.0 million or 11.6% to $645.0 million, in 2018 from $578.0 million in 2017. Food/Non-food remaining gross profit margin was 11.90% in 2018 compared to 12.04% in 2017. The decrease in food/non-food remaining gross profit margin was driven primarily by the addition of our agreement with Walmart and a higher sales mix of OTP which has significantly lower gross profit margins relative to other food/non-food products.  Partially offsetting these decreases was the higher gross profit margins generated by the addition of Farner-Bocken, which has higher overall food/non-food margins compared to the rest of our business.
To the extent we capture large chain business, our gross profit margins may be negatively impacted. However, large chain customers generally require less working capital, allowing us in most cases to offer lower prices to achieve a favorable return on our investment. Our focus is to strike a balance between large chain business, which generally has lower gross profit margins, and independently-owned convenience stores, which per the NACS SOI report, comprise approximately 66% of the overall convenience store market and generally have higher gross profit margins.
In 2018, our remaining gross profit for food/non-food products was 74.5% of our total remaining gross profit compared to 72.9% for the same period in 2017.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In 2018, operating expenses increased by $58.8 million or 8.0%, to $795.7 million from $736.9 million in 2017. The increase was due primarily to the acquisition of Farner-Bocken and higher distribution expenses, offset by operational improvements in our warehouses. As a percentage of net sales, total operating expenses increased approximately 20 basis points to 4.9% in 2018 compared to 4.7% for the same period in 2017 due primarily to the shift in sales from cigarettes to food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $36.5 million or 7.2% to $540.6 million in 2018 from $504.1 million in 2017. The increase in warehouse and distribution expenses was due primarily to the addition of Farner-Bocken and higher distribution expenses, partially offset by operational improvements in our warehouses. As a percentage of total net sales, warehouse and distribution expenses increased approximately 10 basis points to 3.3% in 2018 compared to 3.2% in 2017, driven primarily by the shift in sales from cigarettes to food/non-food products.
Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $20.8 million, or 9.3%, to $245.1 million in 2018 from $224.3 million in 2017. Excluding incremental expenses resulting from the addition of Farner-Bocken, SG&A expenses increased $9.4 million, or 4.4% over 2017. This increase was driven by higher employee bonus and stock-based compensation expense of $8.7 million due to better Company performance in 2018 compared to 2017, $3.0 million of legal settlement costs and related fees and a $2.5 million increase in bad debt expense. As a percentage of net sales, SG&A expenses were 1.5% in 2018 compared to 1.4% in 2017.
Amortization Expenses.  Amortization expenses increased $1.5 million, or 17.6%, to $10.0 million in 2018 from $8.5 million in 2017. The increase was due primarily to the amortization of intangible assets related to our acquisition of Farner-Bocken in July 2017.
Interest Expense, Net.  Interest expense, net, increased $2.7 million, or 24.5%, to $13.7 million in 2018 compared to $11.0 million in 2017. Interest expense, net, includes interest, amortization of loan origination costs related to borrowings and facility fees and interest on capital lease obligations. The increase in interest expense, net was due primarily to increases in interest rates. Average borrowings in 2018 were $336.8 million with a weighted-average interest rate of 3.1% compared to average borrowings of $342.4 million and a weighted-average interest rate of 2.4% in 2017.
Foreign Currency Transaction Gains, Net.  We recognized foreign currency transaction gains of $1.8 million in 2018 and 2017 due to the fluctuation in the Canadian/U.S. exchange rate. During times of a weakening U.S. dollar, we generally record transaction gains and during times of a strengthening U.S. dollar, we generally record transaction losses from our Canadian operations.

Pension Termination Settlement.  During the fourth quarter of 2017, we recorded a non-cash settlement charge of $17.2 million related to the termination of our defined benefit pension plan. This charge was reclassified from selling, general and administrative expenses during 2018 as a result of our adoption of ASU No. 2017-07.
Income Taxes.  Our effective tax rate was a provision of 24.0% in 2018 compared to a benefit of 18.0% for the same period in 2017. The effective tax rate for the year ended December 31, 2018 included the revised federal tax rate of 21.0% which became effective on January 1, 2018 under the TCJA. The effective tax rate for the year ended December 31, 2017 included the previously enacted tax rate of 35%, however, it also included a benefit of $14.6 million from the revaluation of the net deferred tax liabilities related to the reduction in the federal statutory rate under the TCJA and a benefit of $1.5 million related to excess tax benefits from stock-based award payments recognized in the first quarter of 2017.
Adjusted EBITDA.  Adjusted EBITDA increased $29.0 million, or 21.4%, to $164.7 million in 2018 from $135.7 million for the same period in 2017. The increase in Adjusted EBITDA was due primarily to a full year of income from Farner-Bocken, incremental gross profit generated from the increase in food/non-food sales to existing customers, warehouse expense leverage and inventory holding gains.
Results of Operations
Comparison of 2017 and 2016 (in millions, except percentages)(1):

		2017			2016
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,158.2	$15,687.6	100.0%	—%	$14,529.4	100.0%	—%
Net sales — Cigarettes	551.7	10,887.4	69.4	63.7	10,335.7	71.1	66.2
Net sales — Food/Non-food	606.5	4,800.2	30.6	36.3	4,193.7	28.9	33.8
Net sales, less excise taxes (non-GAAP)(2)	717.6	12,225.0	77.9	100.0	11,507.4	79.2	100.0
Gross profit(3)(4)	54.8	791.7	5.0	6.5	736.9	5.1	6.4
Warehousing and distribution expenses	72.9	504.1	3.2	4.1	431.2	3.0	3.7
Selling, general and administrative expenses(5)	14.0	224.3	1.4	1.8	210.3	1.4	1.8
Amortization of intangible assets	3.2	8.5	0.1	0.1	5.3	—	—
Income from operations	(35.3)	54.8	0.3	0.4	90.1	0.6	0.8
Interest expense, net	5.9	(11.0)	0.1	0.1	(5.1)	—	—
Foreign currency transaction gains, net	1.3	1.8	—	—	0.5	—	—
Pension termination settlement(5)	17.2	(17.2)	0.1	0.1	—	—	—
Income before taxes	(57.1)	28.4	0.2	0.2	85.5	0.6	0.7
Benefit (provision) for income taxes(6)	(36.4)	5.1	—	—	(31.3)	0.2	0.3
Net income	(20.7)	33.5	0.2	0.3	54.2	0.4	0.5
Adjusted EBITDA (non-GAAP)(7)	(16.6)	135.7	0.9	1.1	152.3	1.0	1.3

______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	Gross profit for 2017 was impacted by LIFO expense of $21.5 million compared to $13.2 million in 2016.

(5)
Non-cash settlement of $17.2 million related to the termination of our defined-benefit pension plan in 2017. This charge was reclassified from selling, general and administrative expenses during 2018 as a result of the adoption of ASU No. 2017-07.

(6)	Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 TCJA (see Note 10 - Income Taxes to our consolidated financial statements).

(7)	See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”

Net Sales. Net sales increased by $1,158.2 million, or 8.0% to $15,687.6 million in 2017 from $14,529.4 million in 2016. The increase in net sales was driven primarily by net market share gains, including the acquisitions of Farner-Bocken in July 2017 and Pine State in June 2016, and the addition of 7-Eleven and Walmart, which we started servicing during the fourth quarter of 2016 and the second quarter of 2017, respectively. In addition, net sales in 2017 benefited from increases in cigarette excise taxes in certain jurisdictions, increases in cigarette manufacturers’ prices, and incremental food/non-food sales to existing customers. The aforementioned increases in net sales were offset by a decrease in cigarette carton sales to existing customers, a reduction in sales related to the expiration of the distribution agreement with Kroger, and the decline in sales due to the expiration of our agreement to service approximately 1,100 Circle K locations (a brand of Alimentation Couche-Tard, Inc. in the Southeastern Region of the U.S.), all of which decreased sales in 2017 by 8.6% compared to the same period in 2016.
Net Sales of Cigarettes. Net sales of cigarettes in 2017 increased by $551.7 million or 5.3% to $10,887.4 million from $10,335.7 million in 2016. The increase in cigarette net sales was driven primarily by a 9.3% increase in the average sales price per carton and the addition of carton sales from Farner-Bocken and Pine State, offset by a 9.0% decrease in carton sales for the remainder of the business. The increase in the average sales price per carton was due primarily to increases in excise taxes in the states of California and Pennsylvania and increases in cigarette manufacturers’ prices. Cigarette carton sales, excluding the impact of Farner-Bocken and Pine State, decreased by 9.6% and 2.3% for the U.S. and Canada, respectively, driven primarily by the expiration of the aforementioned distribution agreements in the U.S., increases in excise taxes and general consumption declines.
Total net cigarette sales as a percentage of total net sales were 69.4% in 2017 compared to 71.1% in 2016.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in 2017 increased $606.5 million, or 14.5%, to $4,800.2 million from $4,193.7 million in 2016.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

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

Gross Profit. Gross profit represents the amount of profit after deductions, cost of goods sold, certain surcharges and other items from net sales. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold and therefore part of our gross profit. Gross profit in 2017 increased by $54.8 million or 7.4% to $791.7 million from $736.9 million in 2016. The increase in gross profit was driven primarily by the acquisitions of Farner-Bocken and Pine State, the addition of 7-Eleven and Walmart and a net increase in sales to existing customers, offset by the expiration of the aforementioned distribution agreements.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2017 and 2016 (in millions, except percentages)(1):

		2017			2016
	Increase (Decrease) in Gross Profit	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$1,158.2	$15,687.6	100.0%	—%	$14,529.4	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	717.6	12,225.0	77.9	100.0	11,507.4	79.2	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$0.8	$16.1	0.10%	0.13%	$15.3	0.11%	0.13%
OTP tax items(4)	3.9	3.9	0.02	0.03	—	—	—
LIFO expense(5)	(8.3)	(21.5)	(0.14)	(0.18)	(13.2)	(0.09)	(0.11)
Remaining gross profit (non-GAAP)(6)	58.4	793.2	5.06	6.49	734.8	5.06	6.39
Gross profit	$54.8	$791.7	5.05%	6.48%	$736.9	5.07%	6.40%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

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

(6)	See the reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information.”
Gross profit margin was 5.05% of total net sales in 2017 compared to 5.07% in 2016. The increase in gross profit margin, driven by the shift in sales mix toward higher margin food/non-food items, was offset by increases in cigarette excise taxes and manufacturers’ prices which compressed gross profit margin by approximately 20 basis points.
Our cigarette inventory holding gains were $16.1 million in 2017 compared to $15.3 million for the same period in 2016. We expect cigarette manufacturers will continue to raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), increased $58.4 million, or 7.9%, to $793.2 million in 2017 from $734.8 million in 2016. Remaining gross profit margin was 5.06% for both 2017 and 2016.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), decreased $1.2 million, or 0.6%, to $215.2 million in 2017 from $216.4 million for the same period in 2016, driven by lower carton sales, offset partially by an increase in remaining gross profit per carton. Cigarette remaining gross profit per carton increased by approximately 2.0% in 2017 compared to 2016, driven primarily by higher manufacturers’ discounts earned as a result of price increases.

Food/Non-food remaining gross profit, a non-GAAP financial measure, (see reconciliation of remaining gross profit to gross profit to Food/Non-food gross profit in “Non-GAAP financial information”) increased $59.6 million or 11.5% to $578.0 million, in 2017 from $518.4 million in 2016. Food/Non-food remaining gross profit margin decreased 32 basis points to 12.04% in 2017 compared to 12.36% in 2016 driven by net market share gains. The decrease was driven primarily by net customer gains and a higher sales mix of OTP, which has significantly lower gross profit margins relative to other food/non-food products, offset by the addition of Farner-Bocken.
In 2017, our remaining gross profit for food/non-food products was approximately 72.9% of our total remaining gross profit compared to 70.6% for the same period in 2016.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In 2017, operating expenses increased by $90.1 million or 13.9%, to $736.9 million from $646.8 million in 2016. The increase was due primarily to the acquisition of Farner-Bocken and Pine State and higher warehousing and distribution expenses at two of our Western distribution centers related primarily to the onboarding and servicing of 7-Eleven. As a percentage of net sales, total operating expenses were 4.7% in 2017 compared to 4.4% for 2016.
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
Selling, General and Administrative Expenses. SG&A expenses increased $14.0 million, or 6.7%, to $224.3 million in 2017 from $210.3 million in 2016. SG&A expenses in 2017 included approximately $17.0 million of incremental expenses related to the addition of Farner-Bocken and Pine State. SG&A expenses for 2016 included a gain of $2.0 million related to a legacy legal settlement with Sonitrol Corporation.  As a percentage of net sales, SG&A expenses were 1.4% in 2017 and 2016.
Amortization Expenses. Amortization expenses increased $3.2 million to $8.5 million in 2017 compared to $5.3 million for the same period in 2016. The increase was due primarily to additional amortization of intangible assets related to our acquisitions of Pine State in June 2016 and Farner-Bocken in July 2017 and an increase in amortization related to higher capitalized software costs.
Interest Expense, Net. Interest expense, net, includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on capital lease obligations. Interest expense, net, was $11.0 million and $5.1 million for 2017 and 2016, respectively. The increase in net interest expense was due primarily to increased borrowings to support the acquisition of Farner-Bocken and business growth. Average borrowings in 2017 were $342.4 million with a weighted-average interest rate of 2.4% compared to average borrowings of $184.4 million and a weighted-average interest rate of approximately 1.7% in 2016.
Foreign Currency Transaction Gains, Net.  We recognized foreign currency transaction gains of $1.8 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively, due to the fluctuation in the Canadian/U.S. exchange rate. During times of a weakening U.S. dollar, we generally record transaction gains and during times of a strengthening U.S. dollar, we generally record transaction losses from our Canadian operations.
Pension Termination Settlement.  Pension termination settlement expense includes a non-cash settlement of $17.2 million related to the termination of the defined-benefit pension plan during the fourth quarter of 2017. This charge was reclassified from selling, general and administrative expenses during 2018 as a result of our adoption of ASU No. 2017-07.
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
Adjusted EBITDA. Adjusted EBITDA decreased $16.6 million, or 10.9%, to $135.7 million for the year ended December 31, 2017 from $152.3 million in 2016. Incremental Adjusted EBITDA generated from Farner-Bocken, Pine State and other market share gains were offset by the expiration of the aforementioned distribution agreements and increases in operating expenses as described more fully above (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).

Non-GAAP Financial Information
The financial statements in this Annual Report on Form 10-K are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and Food/Non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net income adding back net interest expense, provision (benefit) for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense, net foreign currency transaction gains or losses and pension termination settlement expenses. See table below for additional details on the components of Adjusted EBITDA.
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
(iii) Remaining gross profit (including cigarette remaining gross profit and Food/Non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and Food/Non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and Food/Non-food remaining gross profit margin less excise taxes), and (vi) cigarette remaining gross profit per carton, are non-GAAP financial measures, which we provide to segregate the effects of LIFO expense, cigarette holding gains and certain other items that significantly affect the comparability of gross profit.

The following table provides the components of Adjusted EBITDA for years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Net income	$45.5	$33.5	$54.2
Interest expense, net(1)	13.7	11.0	5.1
Provision (benefit) for income taxes	14.4	(5.1)	31.3
Depreciation and amortization	59.5	54.4	42.9
LIFO expense	25.2	21.5	13.2
Stock-based compensation expense	8.2	5.0	6.1
Foreign currency transaction gains, net	(1.8)	(1.8)	(0.5)
Pension termination settlement(2)	—	17.2	—
Adjusted EBITDA (non-GAAP)	$164.7	$135.7	$152.3
______________________________________________

(1)	Interest expense, net, is reported net of interest income.

(2)
In December 2017, we settled our qualified defined-benefit pension obligation which resulted in a non-cash charge within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income.

The following tables reconcile net sales less excise taxes to net sales and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Year Ended December 31,
	2018	2017	2016
Net sales	$16,395.3	$15,687.6	$14,529.4
Excise taxes(2)	(3,491.4)	(3,462.6)	(3,022.0)
Net sales, less excise taxes (non-GAAP)	$12,903.9	$12,225.0	$11,507.4

Gross profit(3)(4)	$867.5	$791.7	$736.9
Cigarette inventory holding gains	(19.6)	(16.1)	(15.3)
Cigarette inventory tax stamp holding gains	(7.4)	—	—
OTP tax items	—	(3.9)	—
LIFO expense(5)	25.2	21.5	13.2
Remaining gross profit (non-GAAP)	$865.7	$793.2	$734.8

Remaining gross profit % (non-GAAP)	5.28%	5.06%	5.06%
Remaining gross profit % less excise taxes (non-GAAP)	6.71%	6.49%	6.39%
Gross profit %	5.29%	5.05%	5.07%
Gross profit % less excise taxes (non-GAAP)	6.72%	6.48%	6.40%

	Year Ended December 31,
Cigarettes:	2018	2017	2016
Net sales	$10,974.5	$10,887.4	$10,335.7
Excise taxes(2)	(3,082.4)	(3,094.3)	(2,716.2)
Net sales, less excise taxes (non-GAAP)	$7,892.1	$7,793.1	$7,619.5

Gross profit(3)	$225.6	$213.8	$220.0
Cigarette inventory holding gains	(19.6)	(16.1)	(15.3)
Cigarette inventory tax stamp holding gains	(7.4)	—	—
LIFO expense(5)	22.1	17.5	11.7
Remaining gross profit (non-GAAP)	$220.7	$215.2	$216.4

Remaining gross profit % (non-GAAP)	2.01%	1.98%	2.09%
Remaining gross profit % less excise taxes (non-GAAP)	2.80%	2.76%	2.84%
Gross profit %	2.06%	1.96%	2.13%
Gross profit % less excise taxes (non-GAAP)	2.86%	2.74%	2.89%

	Year Ended December 31,
Food/Non-food:	2018	2017	2016
Net sales	$5,420.8	$4,800.2	$4,193.7
Excise taxes(2)	(409.0)	(368.3)	(305.8)
Net sales, less excise taxes (non-GAAP)	$5,011.8	$4,431.9	$3,887.9

Gross profit(4)	$641.9	$577.9	$516.9
OTP tax items	—	(3.9)	—
LIFO expense(5)	3.1	4.0	1.5
Remaining gross profit (non-GAAP)	$645.0	$578.0	$518.4

Remaining gross profit % (non-GAAP)	11.90%	12.04%	12.36%
Remaining gross profit % less excise taxes (non-GAAP)	12.87%	13.04%	13.33%
Gross profit %	11.84%	12.04%	12.33%
Gross profit % less excise taxes (non-GAAP)	12.81%	13.04%	13.30%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2018, 2017 and 2016 were $19.6 million, $16.1 million and $15.3 million, respectively. For 2018, we recognized a cigarette tax stamp inventory holding gains, in the U.S. of $7.4 million.

(4)
Food/Non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, and (iv) OTP tax refunds of $3.9 million in 2017.

(5)
The increase of $8.3 million in LIFO expense in 2017 was due primarily to an increase in the PPI for cigarettes and an increase in inventory levels (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

Liquidity and Capital Resources
Our cash and cash equivalents were $27.3 million and $41.6 million as of December 31, 2018 and 2017, respectively. As of December 31, 2017, we no longer have any restricted cash balances due to the rescission of restrictions by the Canadian Alberta provincial government. Our restricted cash was $15.3 million as of December 31, 2016.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2018, our cash flows from operating activities provided was $211.2 million. On December 31, 2018, we had $328.9 million of borrowing capacity available under our Credit Facility, excluding the expansion feature of $200.0 million.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Year ended December 31, 2018
Our cash flows from operating activities provided net cash of $211.2 million for the year ended December 31, 2018 compared to cash provided of $93.6 million for the same period in 2017, an increase of $117.6 million. The increase was primarily attributable to favorable changes in working capital, which contributed $108.5 million of cash flow during the comparative periods and an increase in Adjusted EBITDA of $29.0 million (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Year Ended December 31,
	2018	2017	Change
Accounts receivable, net	$29.0	$(32.7)	$61.7
Other receivables, net	4.3	8.0	(3.7)
Inventories, net	(34.4)	(70.5)	36.1
Deposits, prepayments and other non-current assets	23.6	(16.9)	40.5
Accounts payable	31.0	50.2	(19.2)
Cigarette and tobacco taxes payable	(2.3)	40.7	(43.0)
Pension, claims, accrued and other long-term liabilities	17.8	(18.3)	36.1
Net cash provided by (used in) changes in operating assets and liabilities	$69.0	$(39.5)	$108.5

Working capital contributions provided cash of $69.0 million for 2018, compared to cash used of $39.5 million for 2017. These contributions for the comparative periods were impacted by, among other items, improved collections of accounts receivable, timing of vendor prepayments, reduced cash purchases to fund inventory growth compared to prior years, an IRS refund claim in the current year, and timing of accrued liabilities compared to cash settlement of such items.
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

Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Year Ended December 31,
	2017	2016	Change
Accounts receivable, net	$(32.7)	$(59.2)	$26.5
Other receivables, net	8.0	(37.0)	45.0
Inventories, net	(70.5)	(180.4)	109.9
Deposits, prepayments and other non-current assets	(16.9)	(22.8)	5.9
Accounts payable	50.2	(11.0)	61.2
Cigarette and tobacco taxes payable	40.7	65.5	(24.8)
Pension, claims, accrued and other long-term liabilities	(18.3)	18.8	(37.1)
Net cash used by changes in operating assets and liabilities	$(39.5)	$(226.1)	$186.6
Working capital requirements for 2017 were impacted by the commencement of our three-year supply agreement with Walmart; however these working capital requirements were partially offset by the expiration of two other distribution agreements during the year. Related to the prior year, elevated working capital requirements for 2016 were caused by significant new operating agreements with Murphy U.S.A. and 7-Eleven, both of which commenced in 2016.
Cash Flows from Investing Activities
Year ended December 31, 2018
Our investing activities used net cash of $24.4 million for the year ended December 31, 2018 compared to $221.6 million for the same period in 2017, a decrease of $197.2 million. Investing activities in 2017 consumed cash of $169.0 million for the acquisition of Farner-Bocken. Additions to property and equipment were $20.1 million for 2018 compared to $48.2 million for the same period in 2017, a decrease of $28.1 million, due to higher investments in cold storage, leasehold improvements and tractor trailers in 2017. We expect capital expenditures for 2019 to be approximately $30.0 million, which will be utilized primarily for maintenance and expansion projects.
Year ended December 31, 2017
Our investing activities used cash of $221.6 million for the year ended December 31, 2017 compared to cash used of $150.4 million for the same period in 2016, an increase of $71.2 million. The increase in cash used was driven primarily by the acquisition of Farner-Bocken for $169.0 million compared to the acquisition of Pine State for $88.4 million in 2016. Significant capital expenditures for the year included $11.0 million for freezer expansion of our new distribution center, AMI/Artic North East, $8.4 million for leasehold improvements for our various divisions and $7.4 million for our delivery fleet to support our new customers Walmart and 7-Eleven, which were acquired in 2017 and 2016, respectively.
Cash Flows from Financing Activities
Year ended December 31, 2018
Our financing activities used net cash of $203.2 million for the year ended December 31, 2018 compared to net cash provided of $130.4 million for the same period in 2017, a change of $333.6 million. Net repayments of our Credit Facility during the year ended December 31, 2018, were $168.2 million compared to net borrowings of $152.2 million in 2017, due primarily to our acquisition of Farner-Bocken for $169.0 million in July 2017. Book overdrafts increased $4.1 million, caused by the level of cash on hand in relation to the timing of accounts payable and vendor prepayments. During the year ended December 31, 2018, we repurchased $15.5 million of our common stock under our Program that was approved by our Board of Directors on August 28, 2017, compared to repurchases of $4.4 million in 2017.
Year ended December 31, 2017
Our financing activities provided net cash of $130.4 million for the year ended December 31, 2017 compared to net cash provided of $266.7 million for the same period in 2016, a decrease of $136.3 million. This decrease was due primarily to lower net borrowings made under our Credit Facility during the year ended December 2017, compared to the prior year period. Net borrowings made under our Credit Facility in 2017 included borrowings for our acquisition of Farner-Bocken for $169.0 million. Net borrowings in 2016 were due primarily to our acquisition of Pine State for $88.4 million and to support our operating agreements with Murphy U.S.A. and 7-Eleven, both of which commenced in 2016.

Our Credit Facility
We have a Credit Facility with a borrowing capacity of $750 million as of December 31, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase up to an additional $200 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time subject to customary breakage costs with respect to the London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate (“CDOR”) based loans prepaid prior to the end of an interest period. The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the Credit Facility allows for unlimited stock repurchases and dividends as long as we meet certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2018, we were in compliance with all of the covenants under the Credit Facility.
Amounts related to the Credit Facility are as follows (in millions):

	December 31,
	2018	2017
Amounts borrowed, net	$320.0	$488.2
Outstanding letters of credit	16.7	14.2
Amounts available to borrow(1)	328.9	152.1
Average borrowings for the year(2)	336.8	342.4
Range of borrowings for the year	175.0 - 575.0	165.0 - 605.0
______________________________________________

(1)	Excluding expansion feature of $200.0 million.

(2)	See Liquidity and Capital Resources for additional details on the decrease in average borrowings.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2018 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility(1)	$320.0	$—	$—	$320.0	$—
Purchase obligations(2)	24.0	6.1	10.0	7.9	—
Letters of credit	16.7	16.7	—	—	—
Operating leases	343.5	61.6	105.2	68.1	108.6
Capitalized leases(3)	38.0	4.7	7.8	6.6	18.9
Total contractual obligations(4)	$742.2	$89.1	$123.0	$402.6	$127.5
______________________________________________

(1)
Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility due to the variation of outstanding debt at Prime-based or LIBOR-based interest rates. See Our Credit Facility above.

(2)
Our purchase obligations at December 31, 2018 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment, computer software and services, and leasehold improvements (see Note 9 - Commitments and Contingencies to our consolidated financial statements).

(3)
Represents net future minimum lease payments for warehouse facilities and other office and warehouse equipment. Current maturities of capital leases are included in accrued liabilities and non-current maturities are included in long-term debt. Interest costs associated with the capitalized leases are included in the table above.

(4)
We have not included in the table above gross claims liabilities of $46.6 million, which includes workers’ compensation, health and welfare, and general and auto liabilities because they do not have a definite payout by year. See Critical Accounting Policies and Estimates - Claims Liabilities and Insurance Recoverables. See also Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Off-Balance Sheet Arrangements
Letters of Credit. As of December 31, 2018, our standby letters of credit issued under our Credit Facility were $16.7 million related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
Operating Leases. The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2032, excluding renewal options. We are generally required to incur maintenance, insurance and property tax expenses in connection with our lease agreements. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.
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
We consider the allowance for doubtful accounts, claims liabilities and insurance recoverables and valuation of long-lived assets and goodwill to be those estimates which involve a higher degree of judgment and complexity. We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.
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
The allowance for doubtful accounts at December 31, 2018 and 2017 amounted to 2.0% and 1.6%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $3.6 million, $1.1 million and $2.0 million in 2018, 2017 and 2016, respectively. As a percentage of net sales, our bad debt expense was less than 0.1% for each of 2018, 2017 and 2016.
Claims Liabilities and Insurance Recoverables
We maintain reserves related to workers’ compensation, auto and general liability and health and welfare programs that are principally self-insured. Our workers’ compensation, auto and general liability insurance policies currently include a deductible of $500,000 per occurrence and we maintain excess loss insurance that covers any health and welfare costs in excess of $400,000 per person per year.
Our reserves for workers’ compensation, auto and general insurance liabilities are estimated based on applying an actuarially derived loss development factor to our incurred losses, including losses for claims incurred but not yet reported. Actuarial projections of losses concerning workers’ compensation, auto and general insurance liabilities are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, health care costs, litigation trends, legal interpretations, legislative reforms, benefit level changes and claim settlement patterns. Our reserve for health and welfare claims includes an estimate of claims incurred but not yet reported, which is derived primarily from historical experience.

Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves (in millions):

	December 31, 2018			December 31, 2017
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$7.9	$22.9	$30.8	$7.1	$21.3	$28.4
Auto and general insurance	4.2	7.3	11.5	3.6	5.0	8.6
Health and welfare	4.3	—	4.3	4.3	—	4.3
Total gross claims liabilities	$16.4	$30.2	$46.6	$15.0	$26.3	$41.3

Insurance recoverables	$(2.2)	$(11.3)	$(13.5)	$(1.7)	$(10.4)	$(12.1)

Reserves, net:
Workers’ compensation	$6.8	$14.4	$21.2	$6.2	$12.6	$18.8
Auto and general insurance	3.1	4.5	7.6	2.8	3.3	6.1
Health and welfare	4.3	—	4.3	4.3	—	4.3
Reserves, net	$14.2	$18.9	$33.1	$13.3	$15.9	$29.2
The increase in these reserves for 2018 was due primarily to a higher number of claims and reported losses for our workers compensation, and auto and general insurance liabilities, due in part to the growth of our business. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation, auto and general insurance, and health and welfare liabilities by $1.2 million, $0.4 million and $0.4 million as of December 31, 2018, respectively.
Valuation of Long-lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and intangible assets with definite useful lives. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. We have assessed our asset groups and determined we have five asset groups.  We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2018, 2017 and 2016.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Our reporting units, which are the U.S. and Canada, also represent our operating segments. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2018, 2017 or 2016.
In connection with our annual goodwill impairment testing performed during 2018, the first step of the test indicated that the fair values of the applicable reporting units significantly exceeded their carrying values, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 31 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2018), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of our Canadian divisions’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted-average Canadian/U.S. dollar exchange rate for 2018 would have reduced our net sales for 2018 by 0.9% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2018, we realized foreign currency transaction gains of $1.8 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2018 would have had an immaterial impact on foreign currency transaction gains for 2018. We did not engage in hedging transactions during 2018, 2017 or 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

San Francisco, California

March 1, 2019

We have served as the Company’s auditor since 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27.3	$41.6
Accounts receivable, net of allowance for doubtful accounts of $8.3 and $7.3 at December 31, 2018 and 2017, respectively (Note 4)	403.5	442.3
Other receivables, net (Note 4)	89.4	94.4
Inventories, net (Note 5)	689.0	689.1
Deposits and prepayments (Note 4)	78.8	108.0
Total current assets	1,288.0	1,375.4
Property and equipment, net (Note 6)	229.0	249.0
Goodwill (Note 7)	72.8	72.8
Other intangible assets, net (Note 7)	51.1	59.1
Other non-current assets, net (Note 4)	25.2	26.2
Total assets	$1,666.1	$1,782.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$199.8	$169.9
Book overdrafts (Note 2)	49.4	45.3
Cigarette and tobacco taxes payable	297.8	304.5
Accrued liabilities (Note 4)	134.0	124.8
Total current liabilities	681.0	644.5
Long-term debt (Note 8)	346.2	512.9
Deferred income taxes (Note 10)	27.1	27.4
Other long-term liabilities	14.6	16.2
Claims liabilities (Note 2)	30.2	26.3
Total liabilities	1,099.1	1,227.3
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 14):
Common stock, $0.01 par value (150,000,000 and 100,000,000 shares authorized; 52,524,853 and 52,397,668 shares issued; 45,703,705 and 46,165,009 shares outstanding at December 31, 2018 and 2017, respectively)	0.5	0.5
Additional paid-in capital	283.3	276.8
Treasury stock at cost (6,821,148 and 6,232,659 shares of common stock at December 31, 2018 and 2017, respectively)	(90.6)	(75.1)
Retained earnings	381.6	355.1
Accumulated other comprehensive loss (Note 15)	(7.8)	(2.1)
Total stockholders’ equity	567.0	555.2
Total liabilities and stockholders’ equity	$1,666.1	$1,782.5

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$16,395.3	$15,687.6	$14,529.4
Cost of goods sold	15,527.8	14,895.9	13,792.5
Gross profit	867.5	791.7	736.9
Warehousing and distribution expenses	540.6	504.1	431.2
Selling, general and administrative expenses(1)	245.1	224.3	210.3
Amortization of intangible assets	10.0	8.5	5.3
Total operating expenses	795.7	736.9	646.8
Income from operations	71.8	54.8	90.1
Interest expense, net	(13.7)	(11.0)	(5.1)
Foreign currency transaction gains, net	1.8	1.8	0.5
Pension termination settlement(1) (Note 11)	—	(17.2)	—
Income before income taxes	59.9	28.4	85.5
(Provision) benefit for income taxes (Note 10)	(14.4)	5.1	(31.3)
Net income	$45.5	$33.5	$54.2

Earnings per share (Note 12):
Basic and diluted	$0.99	$0.72	$1.17

Weighted-average shares outstanding (Note 12):
Basic	46.0	46.3	46.3
Diluted	46.1	46.4	46.5
______________________________________________

(1)
In December 2017, the Company settled its qualified defined-benefit pension obligation, which resulted in a non-cash charge related to unrecognized actuarial losses in accumulated other comprehensive income. This charge was initially recorded in selling, general and administrative expenses in 2017 but was subsequently reclassified during 2018 as a result of the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU No. 2017-07”).

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$45.5	$33.5	$54.2
Other comprehensive (loss) income, net of tax:
Defined benefit plan adjustments (Note 15)	(0.2)	11.0	0.2
Foreign currency translation (loss) gain, net (Note 15)	(5.5)	1.1	1.9
Other comprehensive (loss) income, net of tax	(5.7)	12.1	2.1
Comprehensive income	$39.8	$45.6	$56.3

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)(1)

	Common Stock Issued		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, December 31, 2015	52.0	$0.5	$271.6	(5.8)	$(61.8)	$300.0	$(16.3)	$494.0
Net income	—	—	—	—	—	54.2	—	54.2
Other comprehensive income, net of tax	—	—	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	—	—	(15.5)	—	(15.5)
Stock-based compensation expense	—	—	6.1	—	—	—	—	6.1
Cash proceeds from exercise of common stock options	0.1	—	0.3	—	—	—	—	0.3
Excess tax deductions associated with stock-based compensation	—	—	2.9	—	—	—	—	2.9
Issuance of stock based instruments, net of shares withheld for employee taxes	0.1	—	(5.4)	—	—	—	—	(5.4)
Repurchase of common stock	—	—	—	(0.2)	(8.9)	—	—	(8.9)
Balance, December 31, 2016	52.2	0.5	275.5	(6.0)	(70.7)	338.7	(14.2)	529.8
Net income	—	—	—	—	—	33.5	—	33.5
Other comprehensive income, net of tax	—	—	—	—	—	—	12.1	12.1
Dividends declared	—	—	—	—	—	(17.1)	—	(17.1)
Stock-based compensation expense	—	—	5.0	—	—	—	—	5.0
Issuance of stock based instruments, net of shares withheld for employee taxes	0.2	—	(3.7)	—	—	—	—	(3.7)
Repurchase of common stock	—	—	—	(0.2)	(4.4)	—	—	(4.4)
Balance, December 31, 2017	52.4	0.5	276.8	(6.2)	(75.1)	355.1	(2.1)	555.2
Net income	—	—	—	—	—	45.5	—	45.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.7)	(5.7)
Dividends declared	—	—	—	—	—	(19.0)	—	(19.0)
Stock-based compensation expense	—	—	8.2	—	—	—	—	8.2
Issuance of stock based instruments, net of shares withheld for employee taxes	0.1	—	(1.7)	—	—	—	—	(1.7)
Repurchase of common stock	—	—	—	(0.6)	(15.5)	—	—	(15.5)
Balance, December 31, 2018	52.5	$0.5	$283.3	(6.8)	$(90.6)	$381.6	$(7.8)	$567.0
______________________________________________

(1)	Amounts have been rounded for presentation purposes and might differ from unrounded results.

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$45.5	$33.5	$54.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
LIFO and inventory provisions	25.9	21.3	13.2
Amortization of debt issuance costs	0.8	0.8	0.5
Stock-based compensation expense	8.2	5.0	6.1
Bad debt expense, net	3.6	1.1	2.0
Loss (gain) on disposals	0.6	(0.4)	—
Depreciation and amortization	59.5	54.4	42.9
Foreign currency transaction gains	(1.8)	(1.8)	(0.5)
Deferred income taxes	(0.1)	2.0	8.4
Pension termination settlement	—	17.2	1.3
Changes in operating assets and liabilities:
Accounts receivable, net	29.0	(32.7)	(59.2)
Other receivables, net	4.3	8.0	(37.0)
Inventories, net	(34.4)	(70.5)	(180.4)
Deposits, prepayments and other non-current assets	23.6	(16.9)	(22.8)
Accounts payable	31.0	50.2	(11.0)
Cigarette and tobacco taxes payable	(2.3)	40.7	65.5
Claims, accrued and other long-term liabilities	17.8	(18.3)	18.8
Net cash provided by (used in) operating activities	211.2	93.6	(98.0)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2.5)	(169.0)	(88.4)
Additions to property and equipment, net	(20.1)	(48.2)	(54.3)
Capitalization of software and related development costs	(2.0)	(4.4)	(7.7)
Proceeds from sale of property and equipment	0.2	—	—
Net cash used in investing activities	(24.4)	(221.6)	(150.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,769.9	1,708.6	1,638.7
Repayments under revolving credit facility	(1,938.1)	(1,556.4)	(1,349.7)
Payments of financing costs	—	(1.8)	(2.0)
Payments of capital leases	(3.0)	(2.1)	(2.4)
Dividends paid	(18.9)	(17.2)	(15.5)
Repurchases of common stock	(15.5)	(4.4)	(8.9)
Proceeds from exercise of common stock options	—	—	0.3
Tax withholdings related to net share settlements of restricted stock units	(1.7)	(3.7)	(5.4)
Excess tax deductions associated with stock-based compensation	—	—	2.9
Increase in book overdrafts, net	4.1	7.4	8.7
Net cash (used in) provided by financing activities	(203.2)	130.4	266.7
Effects of changes in foreign exchange rates	2.1	(2.5)	2.4
Change in cash, cash equivalents and restricted cash	(14.3)	(0.1)	20.7
Cash, cash equivalents and restricted cash at beginning of period	41.6	41.7	21.0
Cash, cash equivalents and restricted cash at end of period (Note 2)	$27.3	$41.6	$41.7
Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes, net	$10.1	$(16.7)	$(20.9)
Interest paid	$(13.0)	$(9.2)	$(3.7)
Non-cash capital lease obligations incurred	$5.0	$16.5	$0.1
Non-cash indemnification holdback	$—	$5.0	$—
Unpaid property and equipment purchases included in accrued liabilities	$0.1	$1.6	$2.9

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to customers in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for doubtful accounts, claims liabilities and insurance recoverables, valuation of long-lived assets and goodwill and realizability of deferred income taxes to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies
Revenue Recognition
A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control is transferred, and legal right of ownership passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2018, 2017 and 2016. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations. See Note 16 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted this pronouncement using the modified retrospective method effective January 1, 2018. Pursuant to Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company reviewed the following areas: (i) presentation of certain items, including excise taxes on a gross or net basis; (ii) deferral and amortization of contract fulfillment costs; (iii) recognition of contract assets and liabilities for certain contracts that are performed but not completed; and (iv) timing of recognition of variable consideration received from vendors and paid to customers. The adoption of this pronouncement did not have any material impacts related to the above-noted areas, nor any impact to opening retained earnings as of January 1, 2018. Additionally, there were no material impacts on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

Customers’ Sales Incentives
The Company provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASU 2014-09, these customers’ sales incentives are recorded as a reduction to net sales as each sales incentive is earned by the customer. Customer sales incentives include volume-based rebates that are accounted for as variable consideration. Additionally, the Company may provide allowances for the customers’ commitments to continue using Core-Mark as a supplier. These incentives are known as racking allowances and may be paid at the inception of the customer’s agreement or on a periodic basis. Allowances paid at the inception of the contract are deferred and amortized over the period of the distribution agreement as a reduction to sales.
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
Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program, and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $237.7 million, $231.9 million and $221.2 million in 2018, 2017 and 2016, respectively.
Excise Taxes
As part of the implementation of ASU 2014-09, the Company determined it is responsible for collecting and remitting state, local and provincial excise taxes on cigarettes and other tobacco products and will continue to present excise taxes as part of revenue and remittances as part of cost of goods sold. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2018, 2017 and 2016, approximately $3.5 billion, $3.5 billion and $3.0 billion, or 21%, 22% and 21% of the Company’s net sales, and approximately 22%, 23% and 22% of its cost of goods sold, respectively, represented excise taxes. Additionally, federal excise taxes are levied on manufacturers who pass these taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes, but are reflected in the cost of inventory until products are sold.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to restricted stock unit (“RSU”) awards and performance shares based on the grant-date fair value of the awards. For service based awards, the Company recognizes the expense using a straight-line method. For performance based awards, the Company recognizes the expense ratably based on the probable achievement of performance conditions.
Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 4% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants.
Pension and Other Post-retirement Benefit Costs
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. In December 2017, the Company completed the settlement with an annuity transfer to a third-party insurance company, who will be responsible for all remaining payments to plan participants. At settlement, the Company recognized a non-cash charge in pension termination settlement expenses within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income (“AOCI”) of approximately $17.2 million (see Note 11 - Employee Benefit Plans).

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
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company has established an estimated liability for income tax exposures that arise and meet the criteria for accrual. The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company classifies interest and penalties related to income taxes as income tax expense. Additionally, the Company releases income tax effects from AOCI as individual items are adjusted (see Note 10 - Income Taxes).
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during each period, excluding unvested RSUs and performance shares. Diluted earnings per share is calculated by dividing net income by weighted-average shares outstanding including common stock equivalents. Common stock equivalents include RSUs and performance-based share awards, if the impact of the individual awards is dilutive, using the treasury stock method (see Note 12 - Earnings Per Share).
Cash, Cash Equivalents, Restricted Cash and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. The Company had book overdrafts of $49.4 million and $45.3 million at December 31, 2018 and 2017, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility. The Company has presented its cash balances in the consolidated balance sheets net of book overdrafts.
Restricted cash included funds placed in trust as required by one of the Canadian provincial taxing authorities. As of December 31, 2017, the Company no longer had any restricted cash balances due to the rescission of restrictions by the Canadian Alberta provincial government. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$27.3	$41.6	$26.4
Restricted cash	—	—	15.3
Total cash, cash equivalents and restricted cash flows in the consolidated statements of cash flows	$27.3	$41.6	$41.7

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

Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or market. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis. The Company uses the link-chain dollar value LIFO method. The inventory price index computation (“IPIC”) is used to calculate LIFO inflation indices, for which the LIFO inflation source is the producer price indices (“PPI”) published by the U.S. Bureau of Labor Statistics (“BLS”). The Company uses the IPIC pooling method, for which LIFO pools are established for each PPI in accordance with current regulations.  When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the PPI for the respective period if it determines the price increase is not fully reflected in the PPI in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 87% and 86% of the Company’s inventory was valued on a LIFO basis at December 31, 2018 and 2017, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 5 - Inventories, Net).
Fair Value Measurements
The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of cash equivalents, trade accounts receivable, other receivables, trade accounts payable, cigarette and tobacco taxes payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable rate debt approximates fair value.
The Company calculates the fair value of certain assets related to acquisitions and impairment evaluations using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about what market participants would assume when pricing the asset or liability.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred (see Note 3 - Acquisitions).
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

The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use, a Level 3 measurement under the fair value hierarchy. The Company has determined that it has five asset groupings based on a review of its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During 2018, 2017 and 2016, the Company did not record impairment charges related to long-lived assets (see Note 6 - Property and Equipment, Net and Note 7 - Goodwill and Other Intangible Assets, Net).
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

Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely SAP Enterprise Resource Planning modules, the Company’s proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2018, 2017 and 2016 the Company capitalized approximately $2.0 million, $3.5 million and $7.2 million, respectively, of costs related to software developed or obtained for internal use (see Note 7 - Goodwill and Other Intangible Assets, Net).
Claims Liabilities and Insurance Recoverables
The Company maintains reserves related to workers’ compensation, auto, general, and health and welfare liability programs that are principally self-insured. The Company currently has a per-claim deductible of $500,000 for its workers’ compensation, auto and general liability self-insurance programs and a per-person annual claim deductible of $400,000 for its health and welfare program. The Company purchases insurance to cover the claims that exceed the deductible up to policy limits. Self-insured reserves are for pending or future claims that fall outside the policy and reserves include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. Estimates for workers’ compensation, auto and general liability insurance are based on the Company’s assessment of potential liability using an annual actuarial analysis of available information with respect to pending claims, historical experience and current cost trends. Reserves for claims under these programs are included in accrued liabilities (current portion) and claims liabilities, net of current portion on the accompanying consolidated balance sheets.
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for workers’ compensation, auto, general, and health and welfare liability self-insurance obligations in the amounts of $30.2 million long-term and $16.4 million short-term at December 31, 2018, and $26.3 million long-term and $15.0 million short-term at December 31, 2017. The Company’s liabilities net of insurance recoverables were $18.9 million long-term and $14.2 million short-term at December 31, 2018, and $15.9 million long-term and $13.3 million short-term at December 31, 2017.
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
Murphy U.S.A., whom the Company began servicing in 2016, is the Company’s largest customer and accounted for 11.9%, 12.2% and 12.0% of total net sales in 2018, 2017 and 2016, respectively. No single customer accounted for 10% or more of accounts receivable at December 31, 2018 and 2017.
The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company. Product purchased from Altria Group Inc. accounted for approximately 33%, 35% and 35% of total product purchases in 2018, 2017 and 2016, respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 23% of total product purchases in each of 2018, 2017 and 2016.
Cigarette sales represented 66.9%, 69.4% and 71.1% of net sales in 2018, 2017 and 2016, respectively, and contributed 26.0%, 27.0% and 29.9% of gross profit in 2018, 2017 and 2016, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of gross profit is generated from food/non-food products.

Adoption of Accounting Pronouncements
On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost.  The Company adopted this pronouncement effective January 1, 2018.  The new guidance requires employers that sponsor defined benefit pension and other post retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the subtotal for income from operations.  Service cost continues to be recognized in the Company’s consolidated statements of operations within selling, general and administrative expenses.  This change had no impact on consolidated net income.  The reclassification of other components of net periodic benefit costs were not material for the Company with the exception of the non-cash pension termination settlement during the fourth quarter of 2017 related to the termination of the defined-benefit pension plan. The 2017 pension termination settlement has been reclassified from selling, general and administrative expenses to a new financial statement line item: pension termination settlement.
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 addresses the income tax accounting treatment of the stranded tax effects within AOCI due to the newly enacted federal corporate tax rate included in the 2017 Tax Cuts and Jobs Act (“TCJA”).  The Company adopted this pronouncement on a prospective basis effective January 1, 2018 and it did not have a material impact for the Company.  Additionally, ASU 2018-02 requires disclosure of the Company’s existing policy of releasing income tax effects from AOCI as individual items are adjusted.
Recent Accounting Standards or Updates Not Yet Effective
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance, and is effective for annual periods beginning after December 15, 2018. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases under current GAAP, while the accounting for capital leases remains substantially unchanged. In accordance with an accounting policy election under ASU 2016-02, the Company will not recognize assets or liabilities for leases with an initial term of 12 months or less; these short-term lease payments will be recognized in the consolidated statements of operations on a straight-line basis over the lease term. While ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets, we do not expect it to have a material impact on our consolidated statement of operations and cash flows, and it will have no impact on the Company’s debt-covenant compliance under the current revolving credit facility. In preparation for the adoption of the new standard, the Company has implemented internal controls and new lease software to assist with future reporting.
The Company will elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company will also elect the practical expedient to combine lease and nonlease components for all asset classes.
On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method to apply ASU 2016-02 prospectively at adoption date rather than at the earliest period presented. Accordingly, the Company will elect the optional transition method, which allows for a cumulative-effect adjustment to retained earnings in the period of adoption and the Company will not restate prior periods. The Company estimates adoption of these lease standards will result in recognition of additional net lease assets of approximately $220 million to $230 million and lease liabilities of $235 million to $245 million, as of January 1, 2019, with the difference between these amounts recorded as an adjustment to retained earnings. The lease liability will be equal to the present value of the remaining lease payments while the ROU asset will be similarly calculated and then adjusted for initial direct costs.
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019.  ASU 2017-04 will require the Company to amend its methodology for determining any goodwill impairment beginning in 2020.
On August 28, 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The new guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for defined benefit pension and other post-retirement benefit plans. ASU 2018-14 requires retrospective application and is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company has determined that ASU 2018-14 will not have a material impact on its consolidated financial statements.
3.    Acquisitions
Acquisition of Farner-Bocken Company
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company (“Farner-Bocken”), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and will further enhance the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was approximately $174.0 million of which $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback will be released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. In July 2018, the Company released $2.5 million as the first annual installment of the indemnity holdback. The acquisition was funded through borrowings under the Company’s revolving credit facility.
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches, all Level 3 measurements under the fair value hierarchy. The income approach was primarily used to value the intangible assets, consisting primarily of acquired customer relationships and trade names. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used primarily for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.
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

July 10, 2017
Accounts receivable	$43.2
Inventories	35.5
Deposits and prepayments	10.2
Other receivables	0.4
Property and equipment	43.1
Goodwill (tax deductible)	36.8
Other intangible assets	22.6
Less: Capital lease liability	(15.8)
Less: Accrued liabilities	(2.0)
Total consideration	$174.0

The Company finalized its valuation of its beginning goodwill and intangible assets during the fourth quarter ended December 31, 2017. Based on the valuation, intangible assets acquired include the following (in millions, except useful life data):

	Fair Value	Useful Life in Years
Customer relationships	$19.7	9-11
Non-competition agreements	0.1	4-6
Trade names	2.8	1-2
Total other intangible assets	$22.6

The results of Farner-Bocken’s operations have been included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred $1.8 million of acquisition-related costs, which are included in selling, general and administrative expenses for the year ended December 31, 2017. Simultaneous with the closing of the acquisition, the Company executed a capital lease for a warehouse facility in Carroll, Iowa. The lease had an initial 15 year term and an initial capital lease obligation of $15.8 million based on the valuation as of December 31, 2017.
Pro Forma Information
The consolidated financial statements for 2017 include Farner-Bocken’s results from operations from July 10, 2017 through December 31, 2017, with the Company’s consolidated statement of income including $703.4 million in net sales and $9.4 million in operating income.
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

	(Unaudited) Year Ended December 31,
	2017(1)	2016(1)
	Pro forma	Pro forma
Net sales	$16,427.9	$15,973.6
Net income	38.1	63.6
Basic and diluted earnings per share	0.82	1.37
__________________________________________________

(1)	Includes consolidated results of Farner-Bocken.
Acquisition of Pine State Convenience
On June 6, 2016, the Company acquired substantially all of the assets of Pine State Convenience (“Pine State”), a division of Pine State Trading Company, located in Gardiner, Maine. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The acquisition increased the Company’s market presence primarily in the Northeastern U.S. and further enhanced the Company’s ability to cost effectively service national and regional retailers. The total purchase consideration was $88.4 million which was paid at closing and funded through borrowings under the Company’s revolving credit facility. The Company incurred $2.2 million of acquisition-related costs, which are included in selling, general and administrative expenses for the year ended December 31, 2016. The results of Pine State operations have been included in the Company’s consolidated financial statements since the date of acquisition. The Company did not consider the Pine State acquisition to be a material business combination and therefore has not disclosed pro forma results of operations for the acquired business.

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$7.3	$7.1	$10.9
Net additions charged to operations(1)	3.6	1.1	2.0
Less: Write-offs and adjustments	(2.6)	(0.9)	(5.8)
Balance, end of year	$8.3	$7.3	$7.1

______________________________________________

(1)	The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.

Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31,
	2018	2017
Vendor receivables, net	$72.7	$74.6
Insurance recoverables, current	2.2	1.7
Other miscellaneous receivables(1)	14.5	18.1
Total other receivables, net	$89.4	$94.4

______________________________________________

(1)
Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third-party logistics customers, and other miscellaneous receivables.

Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31,
	2018	2017
Vendor prepayments	$45.4	$49.8
Prepaid taxes	3.6	28.2
Deposits(1)	7.8	7.6
Racking allowances, current	6.4	6.1
Other prepayments(2)	15.6	16.3
Total deposits and prepayments	$78.8	$108.0

______________________________________________

(1)	Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.

(2)	Other prepayments include prepayments relating to insurance policies, software licenses, rent and other miscellaneous prepayments.
Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31,
	2018	2017
Insurance recoverables	$11.3	$10.4
Racking allowances, net	6.7	7.5
Insurance deposits	3.5	3.3
Debt issuance costs	1.8	2.6
Other assets	1.9	2.4
Total other non-current assets, net	$25.2	$26.2

Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31,
	2018	2017
Accrued payroll and other benefits(1)	$40.9	$31.8
Accrued customer incentives payable	34.0	39.2
Claims liabilities, current	16.4	15.0
Indirect taxes	7.2	8.4
Vendor advances	3.0	3.3
Other accrued expenses(2)	32.5	27.1
Total accrued liabilities	$134.0	$124.8

______________________________________________

(1)	The Company’s accrued payroll and other benefits include accruals for vacation, bonuses, wages, 401(k) benefit matching and the current portion of post-retirement benefit obligations.

(2)	The Company’s other accrued expenses include accruals for goods and services, lease liabilities, construction in process, legal expenses and other miscellaneous accruals.

5.    Inventories, Net
Inventories consist of the following (in millions):

	December 31,
	2018	2017
Inventories at FIFO, net of reserves	$866.1	$841.0
Less: LIFO reserve	(177.1)	(151.9)
Total inventories, net of reserves	$689.0	$689.1

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $177.1 million and $151.9 million higher at December 31, 2018 and 2017, respectively. The Company recorded LIFO expense of $25.2 million, $21.5 million and $13.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had a decrement in certain of its LIFO inventory layers of $30.7 million and $10.7 million in 2018 and 2017, respectively, which had the effect of reducing its LIFO expense by $3.9 million in 2018 and $0.3 million in 2017.
6.    Property and Equipment, Net
Property and equipment, net consist of the following (in millions):

	December 31,
	2018	2017
Delivery, warehouse and office equipment(1)	$355.0	$344.8
Leasehold improvements	86.4	82.2
Land and buildings(2)	50.0	49.5
Construction in progress	0.4	0.5
	491.8	477.0
Less: Accumulated depreciation and amortization	(262.8)	(228.0)
Total property and equipment, net	$229.0	$249.0
______________________________________________

(1)	Includes equipment capital leases of $19.7 million for 2018 and $14.2 million for 2017.

(2)	Includes warehouse capital leases of $20.6 million for 2018 and 2017.

Depreciation and amortization expenses related to property and equipment were $42.2 million, $37.4 million and $28.9 million for 2018, 2017 and 2016, respectively.
7.    Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in certain business combinations. The carrying amount of goodwill during 2018 and 2017 were as follows (in millions):

	Year Ended December 31,
	2018	2017
Goodwill, beginning of year	$72.8	$36.0
Farner-Bocken acquisition	—	36.8
Goodwill, end of year	$72.8	$72.8

The Company did not record any impairment charges related to goodwill during the years ended December 31, 2018 and 2017 and there are no accumulated impairment losses as of December 31, 2018.
Other Intangible Assets, Net
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2018 and 2017 are as follows (in millions):

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$48.0	$(16.2)	$31.8	$48.0	$(12.3)	$35.7
Non-competition agreements	5.0	(4.0)	1.0	5.1	(3.6)	1.5
Trade names	3.8	(3.1)	0.7	3.8	(1.5)	2.3
Favorable lease terms	—	—	—	0.1	(0.1)	—
Internally developed and other purchased software	36.0	(18.4)	17.6	36.5	(16.9)	19.6
Total other intangible assets	$92.8	$(41.7)	$51.1	$93.5	$(34.4)	$59.1

The amortization of intangible assets recorded in the consolidated statements of operations was $10.0 million, $8.5 million and $5.3 million for 2018, 2017 and 2016, respectively. In 2018, the Company reduced the cost and associated accumulated amortization by $2.7 million for fully amortized software.
Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2019	$9.4
2020	8.4
2021	7.8
2022	7.3
2023	4.9
2024 and thereafter	13.3
Total	$51.1

8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,
	2018	2017
Amounts borrowed (Credit Facility)	$320.0	$488.2
Obligations under capital leases (Note 9)	26.2	24.7
Total long-term debt	$346.2	$512.9

The Company has a revolving credit facility (“Credit Facility”) with a borrowing capacity of $750.0 million as of December 31, 2018, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrow-base requirements. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate (“CDOR”) based loans prepaid prior to the end of an interest period). The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the credit facility allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2018, the Company was in compliance with all of the covenants under the Credit Facility.
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	December 31,
	2018	2017
Amounts borrowed, net	$320.0	$488.2
Outstanding letters of credit	16.7	14.2
Amounts available to borrow(1)	328.9	152.1
Average borrowings	336.8	342.4
Range of borrowings	175.0 - 575.0	165.0 - 605.0
Unamortized debt issuance costs	2.5	3.3
Weighted-average interest rate(2)	3.1%	2.4%
______________________________________________

(1)	Excluding expansion feature of $200.0 million.

(2)	Calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates.

Long-term debt fees and charges were as follows (in millions):

	December 31,
	2018	2017	2016
Unused credit facility and letter of credit participation(1)	$1.2	$1.0	$0.7
Charges related to amortization of debt issuance costs(1)	0.8	0.8	0.5
______________________________________________

(1)	Included in interest expense.

9.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. The Company had purchase obligations of $24.0 million and $26.0 million as of December 31, 2018 and 2017, respectively, related primarily to purchases of compressed natural gas for its trucking fleet, delivery and warehouse equipment, computer software and services and leasehold improvements. Purchase orders for the purchase of inventory and other services are not included in the purchase obligations as of December 31, 2018 and 2017, respectively, because purchase orders represent authorizations to purchase rather than binding agreements.  For purposes of this commitment, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.  The Company also enters into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases
The Company leases most of its sales and warehouse facilities and a significant number of trucks, vans and certain equipment under operating lease agreements expiring at various dates through 2032, excluding renewal options. Rent expense is recorded on a straight-line basis over the term of the lease, including available renewal option terms if it is reasonably assured that the renewal options will be exercised. The operating leases generally require the Company to pay taxes, maintenance and insurance. In most instances, the Company expects the operating leases that expire will be renewed or replaced in the normal course of business.
Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year and excluding contracted vehicle maintenance costs) were as follows as of December 31, 2018 (in millions):

Year ending December 31,
2019	$61.6
2020	56.8
2021	48.4
2022	38.3
2023	29.8
2024 and thereafter	108.6
Total	$343.5

For 2018, 2017 and 2016, rental expenses for operating and month-to-month leases, including contracted vehicle maintenance costs, were $80.6 million, $76.0 million and $66.8 million, respectively.
Capital Leases
As of December 31, 2018 and 2017, the Company had approximately $29.4 million and $27.5 million, respectively, in capital lease obligations, related to warehouse facilities and other office and warehouse equipment with lease agreements expiring at various dates through 2032, excluding renewal options.
Future minimum lease payments under non-cancelable capital leases, as of December 31, 2018, were as follows (in millions):

Year ending December 31,
2019	$4.7
2020	4.3
2021	3.5
2022	3.4
2023	3.2
2024 and thereafter	18.9
Total	38.0
Less: interest	(8.6)
Present value of future minimum lease payments	29.4
Less: current portion	(3.2)
Non-current portion	$26.2

Letters of Credit
As of December 31, 2018, the Company’s standby letters of credit issued under the Company’s Credit Facility were $16.7 million related primarily to casualty insurance. The majority of the standby letters of credit mature within one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected on the consolidated balance sheets.
Litigation
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company’s results of operations, financial condition or liquidity.

10.	Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$10.6	$(2.2)	$21.4
State	3.7	0.9	3.1
Total current tax provision (benefit)	14.3	(1.3)	24.5

Deferred:
Federal	(0.5)	(5.3)	6.7
State	0.1	1.4	0.8
Foreign	0.5	0.1	(0.7)
Total deferred tax provision (benefit)	0.1	(3.8)	6.8

Total income tax provision (benefit)	$14.4	$(5.1)	$31.3

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions, except percentages):

	Year Ended December 31,
	2018		2017		2016
Federal income tax provision at the statutory rate	$12.6	21.0%	$9.9	35.0%	$29.9	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.6	4.3	1.6	5.7	2.9	3.4
Reduction in federal statutory rate(1)	—	—	(14.6)	(51.6)	—	—
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	—	—	(0.3)	(1.0)	(0.3)	(0.4)
Effect of foreign operations	0.5	0.8	0.1	0.4	(0.7)	(0.8)
Excess tax benefits from stock-based award payments(2)	0.2	0.3	(1.5)	(5.3)	—	—
Tax credits	(0.7)	(1.2)	(0.4)	(1.4)	(0.6)	(0.7)
Adjustments of prior years’ estimates	(0.5)	(0.8)	(0.4)	(1.4)	(0.5)	(0.6)
Other, net	(0.3)	(0.4)	0.5	1.6	0.6	0.7
Income tax provision (benefit)	$14.4	24.0%	$(5.1)	(18.0)%	$31.3	36.6%

______________________________________________

(1)	As a result of the enactment of the TCJA, a $14.6 million net income tax benefit was recorded in the fourth quarter of 2017 due to a one-time revaluation of the Company’s net deferred tax liability.

(2)	As a result of the adoption of ASU 2016-09, the Company recognized an excess tax deficiency of approximately $0.2 million in 2018, and an excess tax benefit of approximately $1.5 million in 2017.

A federal alternative minimum tax (“AMT”) of $6.9 million was payable upon the filing of the corporate income tax return for the 2017 tax year. The TCJA repealed the federal AMT for fiscal years beginning after December 31, 2017.  Taxpayers with federal AMT carry-forwards from 2017 and prior years may claim a refund in future years equal to their AMT carry-forward even if no future tax liabilities exist.  Therefore, the Company has treated the federal AMT amount as a receivable of current taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Employee benefits, including post-retirement benefits	$10.3	$9.1
Trade and other receivables	2.1	1.8
Self-insurance reserves	1.9	1.5
Rent expense	3.4	3.3
Other	0.9	0.5
Total deferred tax assets	$18.6	$16.2
Deferred tax liabilities:
Inventories	$12.4	$12.1
Property and equipment	29.5	28.7
Goodwill and intangibles	2.6	1.3
Other	1.2	1.5
Total deferred tax liabilities	$45.7	$43.6

Net deferred tax liabilities	$(27.1)	$(27.4)

Tax jurisdiction:
Net deferred (liability) asset (Canada)	$(0.4)	$0.1
Net deferred liability (U.S.)	$(26.7)	$(27.5)

At each balance sheet date, management assesses whether it is more likely than not that these deferred tax assets would not be realized. The Company had no valuation allowance at December 31, 2018 and 2017.
The Company had no unrecognized tax benefits related to federal, state and foreign taxes at December 31, 2018 and 2017.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2018, 2017 and 2016 is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$—	$0.2	$0.4
Lapse of statute of limitations	—	(0.2)	(0.2)
Balance at end of year	$—	$—	$0.2

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 to 2017 tax years remain subject to examination by federal and state tax authorities. The 2014 tax year is still open for certain state tax authorities. The 2010 to 2017 tax years remain subject to examination by the tax authorities in Canada.

11.	Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen on September 30, 1986 and since then there have been no new entrants to the Pension Plans.

On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company settled all of its remaining pension liabilities through annuities purchased in December 2017. At such time, the Company recognized a non-cash pension termination settlement charge within the consolidated statements of operations related to unrecognized actuarial losses in AOCI of approximately $17.2 million. The Company made cash contributions of $4.9 million to fully fund the pension obligation prior to terminating in 2017. In December 2017, the Company completed the plan settlement with an annuity transfer to a third-party insurance company of $29.2 million. Settling the plan eliminates future cash contributions, lowers future expenses and eliminates the risk of rising Pension Benefit Guaranty Corporation (“PBGC”) premiums.
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
The unfunded amount of liability recognized in the balance sheet related to the other post-retirement benefit plan was $2.2 million and $2.1 million, for the years ended December 31, 2018 and 2017, respectively. The net actuarial gain recognized in AOCI was $0.4 million and $0.9 million, for those same periods.
Multi-employer Defined Benefit Plan
The Company contributed $0.5 million for the years ended December 31, 2018, 2017, and 2016, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union-represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2018, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $18,500. Eligible U.S. employees over 50 years of age could also contribute an additional $6,000 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of CAD $26,230. As of December 31, 2018, the Company matches 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. Effective January 1, 2019, the maximum contribution available to employees in Canada increased to CAD $26,500. For the years ended December 31, 2018, 2017 and 2016, the Company made matching payments of $5.6 million, $4.8 million and $3.9 million, respectively.

12.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Earnings
Net income	$45.5	$33.5	$54.2
Shares
Weighted-average common shares outstanding (basic shares)	46.0	46.3	46.3
Adjustment for assumed dilution:
Restricted stock units	0.1	0.1	0.1
Performance shares	—	—	0.1
Weighted-average shares assuming dilution (diluted shares)	46.1	46.4	46.5
Earnings per share
Basic and diluted(1)	$0.99	$0.72	$1.17
______________________________________________

(1)	Basic and diluted earnings per share (“EPS”) are calculated based on unrounded actual amounts.

13.	Stock Incentive Plans
2010 Long-Term Incentive Plan
On May 25, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) which provides for the granting of awards of the Company’s common stock to officers, employees and non-employee directors. On May 20, 2014, the Company’s stockholders approved an amendment to the 2010 LTIP increasing the shares reserved for issuance by 1,800,000 shares of the Company’s common stock and reapproved the performance measures that may apply to awards granted thereunder. As of December 31, 2018, the total number of shares available for issuance under the 2010 LTIP was 2,225,364. The 2010 LTIP became effective on April 1, 2010 and awards may be made under the plan through March 31, 2020. The available awards under the 2010 LTIP include: stock appreciation rights, RSUs, other stock-based awards and performance shares. The 2010 LTIP limits awards to 200,000 shares to any one participant in any one year. The majority of awards issued under the 2010 LTIP through December 31, 2018 have been RSUs and performance shares, which generally vest over three years. The Company issues new shares upon vesting of RSUs and performance shares.
Prior Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan (“2007 LTIP”) provided for the granting of stock options, RSUs and performance share awards of the Company’s common stock to officers, employees and non-employee directors.
The majority of awards granted by the Company vested over a three-year period: one-third of the awards cliff-vested on the first anniversary of the vesting commencement date and the remaining awards vested in equal quarterly installments for the 2007 LTIP, over the two-year period following the first anniversary of the vesting commencement date.
For option grants, the exercise price equaled the fair value of the Company’s common stock on the date of grant. Stock options expired seven years after the date of grant. RSUs do not have an expiration date. No further grants will be made under the 2007 LTIP.
The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	Weighted-average exercise price of outstanding options and vesting of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2007 Long-Term Incentive Plan(1)	1,624	$0.01	—
2010 Long-Term Incentive Plan(2)	595,907	0.01	2,225,364
______________________________________________

(1)	Includes RSUs.

(2)	Includes RSUs and performance shares.
The following table summarizes the activity for all stock options, RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2018:

		December 31, 2017		Activity during 2018							December 31, 2018
		Outstanding		Granted			Vested / Exercised		Canceled/Forfeited		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2007 LTIP	RSUs	1,624	0.01	—		—	—	—	—	—	1,624	0.01	1,624	0.01
2010 LTIP	RSUs	249,302	0.01	358,712	(1)	0.01	(136,716)	0.01	(17,402)	0.01	453,896	0.01	—	—
	Performance shares	38,919	0.01	193,006	(2)	0.01	(39,180)	0.01	(50,734)	0.01	142,011	0.01	—	—
Total		289,845		551,718			(175,896)		(68,136)		597,531		1,624
______________________________________________
 Note: Price is weighted-average price per share.

(1)	Consists of non-performance RSUs.

(2)
In January 2018, the Company awarded a maximum of 193,006 performance shares that would have been received if the highest level of performance was achieved. Subsequent to December 31, 2018, 141,406 performance shares were earned based upon 2018 performance criteria.

The following table summarizes RSUs and performance shares that have vested and are expected to vest as of December 31, 2018:

		December 31, 2018
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2007 LTIP	RSUs	1,624	—	—	—	$38	$—
2010 LTIP	RSUs	—	438,373	—	—	—	10,188
	Performance shares	—	140,591	—	—	—	3,267
Total		1,624	578,964			$38	$13,455

______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise price of RSUs and the Company’s closing common stock price on December 31, 2018 of $23.25, multiplied by the number of instruments that are vested or expected to vest. RSUs having exercise prices greater than the closing stock price noted above are excluded from this calculation.

(2)	RSUs and performance shares that are expected to vest are net of estimated future forfeitures.

The following table summarizes the aggregate intrinsic value of awards vested and exercised (in millions):

	Year Ended December 31,
	2018	2017	2016
Aggregate intrinsic value of awards vested and exercised:
Stock options	$—	$—	$1.3
RSUs	3.8	6.1	9.3
Performance shares	1.2	5.5	5.1
Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below:

	Year Ended December 31,
	2018	2017	2016
Weighted-average fair value per share of grants:
RSUs	$23.66	$38.37	$38.21
Performance shares(1)	23.78	N/A	N/A

______________________________________________

(1)	Of the 193,006 performance shares awarded in 2018, 141,406 were earned based upon 2018 performance criteria.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $8.2 million, $5.0 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $9.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.

14.	Stockholders’ Equity
Amendment to the Certificate of Incorporation
On May 22, 2018, the Company’s stockholders approved an amendment to the Certificate of Incorporation increasing the total number of authorized shares of common stock to 150,000,000 from 100,000,000.
Dividends
On October 19, 2011, the Company announced the commencement of a quarterly dividend program. The Company’s intentions are to continue increasing its dividends per share over time; however, the payment of any future dividends will be determined by the Company’s Board of Directors in light of then existing conditions, including the Company’s earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.
The Board of Directors approved the following cash dividends in 2018 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount(1)	Payment Date
February 28, 2018	$0.10	March 12, 2018	$4.6	March 29, 2018
May 7, 2018	$0.10	May 24, 2018	$4.6	June 15, 2018
August 6, 2018	$0.10	August 28, 2018	$4.6	September 14, 2018
November 5, 2018	$0.11	November 20, 2018	$5.1	December 14, 2018

______________________________________________

(1)	Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
The Company paid total dividends of $18.9 million, $17.2 million and $15.5 million in 2018, 2017 and 2016, respectively. Dividends declared and paid per common share were $0.41, $0.37 and $0.33 in 2018, 2017 and 2016, respectively.
On February 28, 2019 the Board of Directors declared a quarterly cash dividend of $0.11 per common share, which is payable on March 22, 2019 to shareholders of record as of close of business on March 12, 2019.
Repurchase of Common Stock
In August 2017, the Company’s Board of Directors authorized a $40 million stock repurchase program (the “Program”), replacing the Company’s prior stock repurchase program. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of December 31, 2018, the Company had $22.4 million under the Program available for future share repurchases.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Number of shares repurchased	588,489	158,106	237,869
Average price per share	$26.20	$28.11	$37.76
Total repurchase costs(1)	$15.5	$4.4	$8.9
______________________________________________

(1)	Amounts have been rounded for presentation purposes and may differ from unrounded results.

15.	Other Comprehensive (Loss) Income
The components of other comprehensive (loss) income (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2018			2017			2016
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial (loss) gain during the year	$(0.4)	$0.1	$(0.3)	$0.3	$(0.1)	$0.2	$(1.6)	$0.6	$(1.0)
Pension settlement reclassification	—	—	—	17.2	(6.6)	10.6	1.3	(0.5)	0.8
Amortization of net actuarial gain included in net income	0.1	—	0.1	0.4	(0.2)	0.2	0.6	(0.2)	0.4
Net (loss) gain during the year	(0.3)	0.1	(0.2)	17.9	(6.9)	11.0	0.3	(0.1)	0.2
Foreign currency translation (loss) gain	(5.5)	—	(5.5)	1.1	—	1.1	1.9	—	1.9
Other comprehensive (loss) income	$(5.8)	$0.1	$(5.7)	$19.0	$(6.9)	$12.1	$2.2	$(0.1)	$2.1

The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2015	(10.6)	(5.7)	(16.3)
Other comprehensive income	0.2	1.9	2.1
Balance as of December 31, 2016	(10.4)	(3.8)	(14.2)
Other comprehensive income	11.0	1.1	12.1
Balance as of December 31, 2017	$0.6	$(2.7)	$(2.1)
Other comprehensive loss	(0.2)	(5.5)	(5.7)
Balance as of December 31, 2018	$0.4	$(8.2)	$(7.8)

16.    Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. The President and Chief Executive Officer of the Company has been identified as the CODM. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada, that aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net sales:
United States	$14,844.4	$14,245.8	$13,133.0
Canada	1,494.0	1,396.6	1,356.4
Corporate(1)	56.9	45.2	40.0
Total	$16,395.3	$15,687.6	$14,529.4

Income (loss) before income taxes:
United States	$89.7	$58.4	$90.7
Canada	7.9	8.2	6.4
Corporate(2)	(37.7)	(38.2)	(11.6)
Total	$59.9	$28.4	$85.5

Interest expense, net(3):
United States	$54.7	$47.1	$40.8
Canada	1.0	1.0	1.1
Corporate(4)	(42.0)	(37.1)	(36.8)
Total	$13.7	$11.0	$5.1

Depreciation and amortization:
United States	$42.1	$37.5	$31.0
Canada	2.3	2.4	2.5
Corporate(5)	15.1	14.5	9.4
Total	$59.5	$54.4	$42.9

Capital expenditures:
United States	$18.6	$46.7	$52.4
Canada	1.5	1.5	1.9
Total	$20.1	$48.2	$54.3
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, pension termination settlement, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. 2017 includes the recognition of $17.2 million of a pension termination settlement.

(3)	Includes $0.3 million, $0.3 million, and $0.2 million of interest income for 2018, 2017 and 2016, respectively.

(4)	Consists primarily of intercompany eliminations for interest.

(5)
Consists primarily of depreciation for the consolidation centers and amortization of intangible assets. The increase from 2016 to 2017 is primarily attributable to the additional amortization of intangible assets related to the Company’s acquisitions and software costs.

Identifiable assets by geographic area are as follows (in millions):

	December 31,
	2018	2017(1)
Identifiable assets:
United States	$1,528.6	$1,630.9
Canada	137.5	151.6
Total	$1,666.1	$1,782.5

______________________________________________

(1)
Subsequent to the issuance of the financial statements for the year ended December 31 2017, the Company identified an error in the previously reported identifiable assets between United States and Canada as of December 31, 2017, which were previously reported as $1,510.5 million and $272.0 million, respectively. The Company has corrected the allocation of the prior period amounts in the table above. The correction was made in Q1 2018 and did not change previously reported total assets as of December 31, 2017.

The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Product Category	Net Sales	Net Sales	Net Sales
Cigarettes	$10,974.5	$10,887.4	$10,335.7
Food	1,659.0	1,561.1	1,422.5
Fresh	474.2	436.3	389.8
Candy	992.0	833.4	620.0
Other tobacco products	1,387.2	1,272.3	1,133.8
Health, beauty & general	711.5	513.3	446.7
Beverages	191.0	183.4	176.5
Equipment/other	5.9	0.4	4.4
Total food/non-food products	$5,420.8	$4,800.2	$4,193.7
Total net sales	$16,395.3	$15,687.6	$14,529.4

17.	Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2018 and 2017:

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Net sales — Cigarettes(2)	$2,719.7	$2,874.6	$2,842.7	$2,537.5
Net sales — Food/Non-food(2)	1,370.0	1,398.6	1,383.8	1,268.4
Net sales(2)	4,089.7	4,273.2	4,226.5	3,805.9
Cost of goods sold(3)	3,872.7	4,039.4	4,009.6	3,606.1
Gross profit	217.0	233.8	216.9	199.8
Warehousing and distribution expenses(3)	136.4	137.6	134.3	132.3
Selling, general and administrative expenses(4)	61.2	58.8	61.7	63.4
Amortization of intangible assets	2.4	2.5	2.6	2.5
Total operating expenses	200.0	198.9	198.6	198.2
Income from operations	17.0	34.9	18.3	1.6
Interest expense, net	(3.1)	(3.4)	(3.4)	(3.8)
Foreign currency transaction gains (losses), net	1.3	(0.4)	0.5	0.4
Income (loss) before income taxes	15.2	31.1	15.4	(1.8)
Income tax (provision) benefit	(3.1)	(7.4)	(4.4)	0.5
Net income (loss)	12.1	23.7	11.0	(1.3)
Basic net income (loss) per share	$0.26	$0.52	$0.24	$(0.03)
Diluted net income (loss) per share	$0.26	$0.51	$0.24	$(0.03)
Shares used to compute basic net income (loss) per share	45.7	45.9	46.0	46.2
Shares used to compute diluted net income (loss) per share	46.0	46.2	46.1	46.2

Excise taxes(2)	$859.0	$920.7	$900.4	$811.3
Cigarette inventory holding gains(5)	3.1	5.9	3.5	7.1
Cigarette tax stamp inventory holding gain(6)	—	7.4	—	—
LIFO expense	5.2	7.2	6.9	5.9
Depreciation and amortization	15.0	14.9	14.7	14.9
Stock-based compensation	1.8	2.0	2.5	1.9
Capital expenditures	5.2	5.7	2.3	6.9
____________________________________________

(1)	Totals may not agree with full year amounts due to rounding.

(2)	Excise taxes are included as a component of net sales and cost of goods sold.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(4)	SG&A expenses include business integration of transition costs of $2.7 million consisting of $0.3 million in Q1, $0.1 million in Q2, $0.9 million in Q3, and $1.4 million in Q4.

(5)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

(6)	Cigarette inventory tax stamp holding gains represent income related to cigarette tax stamps on hand at the time the price of tax stamp inventory increased.

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Net sales — Cigarettes(2)	$2,775.9	$2,958.6	$2,666.2	$2,486.7
Net sales — Food/Non-food(2)	1,296.1	1,352.1	1,134.5	1,017.5
Net sales(2)	4,072.0	4,310.7	3,800.7	3,504.2
Cost of goods sold(2)	3,862.6	4,088.5	3,614.6	3,330.2
Gross profit(3)	209.4	222.2	186.1	174.0
Warehousing and distribution expenses(4)	134.0	137.4	118.0	114.7
Selling, general and administrative expenses(5)	57.8	57.0	54.2	55.3
Amortization of intangible assets	2.5	2.4	1.8	1.8
Total operating expenses	194.3	196.8	174.0	171.8
Income from operations	15.1	25.4	12.1	2.2
Interest expense, net	(3.3)	(3.8)	(2.0)	(1.9)
Foreign currency transaction (losses) gains, net	(0.1)	0.2	1.1	0.6
Pension termination settlement(6)	(17.2)	—	—	—
(Loss) income before income taxes(6)	(5.5)	21.8	11.2	0.9
Income tax benefit (provision)(7)	16.3	(8.1)	(4.3)	1.2
Net income	10.8	13.7	6.9	2.1
Basic net income per share(8)	$0.23	$0.29	$0.15	$0.05
Diluted net income per share(8)	$0.23	$0.29	$0.15	$0.05
Shares used to compute basic net income per share	46.2	46.3	46.3	46.3
Shares used to compute diluted net income per share	46.3	46.4	46.4	46.4

Excise taxes(2)	$891.4	$961.6	$872.1	$737.5
Cigarette inventory holding gains(8)	2.0	6.6	0.9	6.6
LIFO expense	6.7	6.0	4.6	4.2
Depreciation and amortization	14.8	15.3	12.2	12.1
Stock-based compensation	1.5	1.2	1.2	1.1
Capital expenditures	4.2	13.2	17.1	13.7
______________________________________________

(1)	Totals may not agree with full year amounts due to rounding.

(2)	Excise taxes are included as a component of net sales and cost of goods sold.

(3)	In 2017, the Company received OTP tax refunds of $3.9 million related to prior years’ taxes, offset by $0.6 million of related expenses.

(4)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(5)
Selling, general and administrative (“SG&A”) expenses include acquisition related expenses and transaction costs of $1.8 million, related primarily to the addition of Farner-Bocken consisting of $0.1 million in Q4, $0.3 million in Q3, $0.8 million in Q2, and $0.6 million in Q1.

(6)	(Loss) income before income taxes in Q4 was impacted by a non-recurring pension termination settlement charge of $17.2 million.

(7)	The fourth quarter of 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 TCJA. See Note 10 for additional information.

(8)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.
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

March 1, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2018
Allowances for:
Trade receivables	$7.3	$3.6	$(2.6)	$—	$8.3
Inventory reserves	1.0	25.1	(24.5)	—	1.6
	$8.3	$28.7	$(27.1)	$—	$9.9

Year Ended December 31, 2017
Allowances for:
Trade receivables	$7.1	$1.1	$(1.3)	$0.4	$7.3
Inventory reserves	0.8	20.7	(20.5)	—	1.0
	$7.9	$21.8	$(21.8)	$0.4	$8.3

Year Ended December 31, 2016
Allowances for:
Trade receivables	$10.9	$2.0	$(6.0)	$0.2	$7.1
Inventory reserves	0.7	20.9	(20.8)	—	0.8
	$11.6	$22.9	$(26.8)	$0.2	$7.9

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
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

3.3
Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 23, 2018).

3.4	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.2	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 9, 2007).

10.3	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company’s Proxy Statement on Schedule 14A filed on April 8, 2014).

10.4
Form of Non-Employee Director RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 26, 2016.)

10.5
Form of Management RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on February 26, 2016.)

10.6
Form of Performance RSU Award Agreement under the Core-Mark Holding Company, Inc. 2010 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on February 26, 2016.)

10.7	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.8
Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.9
Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

10.10
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

Exhibit No.	Description
10.11
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

10.12
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

10.13
Fourth Amendment to Credit Agreement, dated May 5, 2011, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011).

10.14
Fifth Amendment to Credit Agreement, dated May 30, 2013, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2013).

10.15
Sixth Amendment to Credit Agreement, dated May 21, 2015, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 22, 2015).

10.16
Seventh Amendment to Credit Agreement, dated January 11, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2016).

10.17
Eighth Amendment to Credit Agreement, dated May 16, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2016).

10.18
Ninth Amendment to Credit Agreement, dated November 4, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 11, 2016).

10.19
Tenth Amendment to Credit Agreement, dated March 28, 2017, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on March 29, 2017).

Exhibit No.	Description

10.20
Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date:	March 1, 2019	By:	/s/ SCOTT E. McPHERSON
Scott E. McPherson
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT E. McPHERSON	President, Chief Executive Officer and Director	March 1, 2019
Scott E. McPherson	(Principal Executive Officer)

/s/ CHRISTOPHER M. MILLER	Senior Vice President and Chief Financial Officer	March 1, 2019
Christopher M. Miller	(Principal Financial Officer)

/s/ MATTHEW J. TACHOUET	Vice President and Chief Accounting Officer	March 1, 2019
Matthew J. Tachouet	(Principal Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 1, 2019
Randolph I. Thornton

/S/ ROBERT A. ALLEN	Director	March 1, 2019
Robert A. Allen

/S/ STUART W. BOOTH	Director	March 1, 2019
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 1, 2019
Gary F. Colter

/s/ ROCKY DEWBRE	Director	March 1, 2019
Rocky Dewbre

/s/ LAURA FLANAGAN	Director	March 1, 2019
Laura Flanagan

/S/ ROBERT G. GROSS	Director	March 1, 2019
Robert G. Gross

/S/ HARVEY L. TEPNER	Director	March 1, 2019
Harvey L. Tepner

/S/ J. MICHAEL WALSH	Director	March 1, 2019
J. Michael Walsh