Form 10-Q
period 2019-03-31
Core-Mark Holding Company, Inc.
filed 2019-05-08
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CORE	NASDAQ Global Market
As of May 3, 2019, 45,872,222 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25.8	$27.3
Accounts receivable, net of allowance for doubtful accounts of $10.9 and $8.3 as of March 31, 2019 and December 31, 2018, respectively	395.5	403.5
Other receivables, net	81.4	89.4
Inventories, net (Note 3)	503.5	689.0
Deposits and prepayments	81.2	78.8
Total current assets	1,087.4	1,288.0
Property and equipment, net	223.7	229.0
Operating lease right-of-use assets (Note 4)	234.6	—
Goodwill	72.8	72.8
Other intangible assets, net	49.9	51.1
Other non-current assets, net	24.9	25.2
Total assets	$1,693.3	$1,666.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230.0	$199.8
Book overdrafts	46.2	49.4
Cigarette and tobacco taxes payable	223.2	297.8
Operating lease liabilities (Note 4)	41.9	—
Accrued liabilities	134.0	134.0
Total current liabilities	675.3	681.0
Long-term debt (Note 5)	187.7	346.2
Deferred income taxes	27.0	27.1
Long-term operating lease liabilities (Note 4)	206.2	—
Other long-term liabilities	2.5	14.6
Claims liabilities	30.6	30.2
Total liabilities	1,129.3	1,099.1
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized, 52,692,236 and 52,524,853 shares issued; 45,871,088 and 45,703,705 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	0.5	0.5
Additional paid-in capital	283.1	283.3
Treasury stock at cost (6,821,148 shares of common stock at each of March 31, 2019 and December 31, 2018, respectively)	(90.6)	(90.6)
Retained earnings	377.8	381.6
Accumulated other comprehensive loss	(6.8)	(7.8)
Total stockholders’ equity	564.0	567.0
Total liabilities and stockholders’ equity	$1,693.3	$1,666.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$3,754.1	$3,805.9
Cost of goods sold	3,545.9	3,606.1
Gross profit	208.2	199.8
Warehousing and distribution expenses	134.2	132.3
Selling, general and administrative expenses	65.9	63.4
Amortization of intangible assets	2.7	2.5
Total operating expenses	202.8	198.2
Income from operations	5.4	1.6
Interest expense, net	(3.4)	(3.8)
Foreign currency transaction (losses) gains, net	(0.2)	0.4
Income (loss) before income taxes	1.8	(1.8)
(Provision for) benefit from income taxes	(0.5)	0.5
Net income (loss)	$1.3	$(1.3)

Basic and diluted earnings (loss) per share (Note 7)	$0.03	$(0.03)

Basic weighted-average shares (Note 7)	45.9	46.2

Diluted weighted-average shares (Note 7)	46.0	46.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$1.3	$(1.3)

Foreign currency translation gains (losses), net	1.0	(1.7)
Other comprehensive income (loss), net of tax	1.0	(1.7)
Comprehensive income (loss)	$2.3	$(3.0)
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	52.4	$0.5	$276.8	(6.2)	$(75.1)	$355.1	$(2.1)	$555.2
Net loss	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.7)	(1.7)
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Issuance of stock based instruments, net of shares withheld for employee taxes	0.1	—	(1.6)	—	—	—	—	(1.6)
Repurchase of common stock	—	—	—	(0.1)	(2.8)	—	—	(2.8)
Balance at March 31, 2018	52.5	$0.5	$277.1	(6.3)	$(77.9)	$349.2	$(3.8)	$545.1

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	52.5	$0.5	$283.3	(6.8)	$(90.6)	$381.6	$(7.8)	$567.0
Net income	—	—	—	—	—	1.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared ($0.11 per share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Issuance of stock based instruments, net of shares withheld for employee taxes	0.2	—	(2.1)	—	—	—	—	(2.1)
Balance at March 31, 2019	52.7	$0.5	$283.1	(6.8)	$(90.6)	$377.8	$(6.8)	$564.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1.3	$(1.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
LIFO and inventory provisions	7.0	6.0
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	1.9	1.9
Bad debt expense, net	3.1	0.3
Loss on disposals	0.1	0.3
Depreciation and amortization	15.4	14.9
Foreign currency losses (gains), net	0.2	(0.4)
Deferred income taxes	(0.3)	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	5.4	1.6
Other receivables, net	8.2	9.5
Inventories, net	180.7	60.6
Deposits, prepayments and other non-current assets	(4.1)	31.8
Accounts payable	29.9	34.0
Cigarette and tobacco taxes payable	(75.8)	(70.7)
Claims, accrued and other long-term liabilities	2.0	12.1
Net cash provided by operating activities	175.2	101.1
Cash flows from investing activities:
Additions to property and equipment, net	(5.1)	(6.9)
Capitalization of software and related development costs	(1.4)	(0.5)
Proceeds from sale of property and equipment, net	0.2	—
Net cash used in investing activities	(6.3)	(7.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	340.7	463.1
Repayments under revolving credit facility	(499.2)	(531.3)
Payments on finance leases	(0.9)	(0.7)
Dividends paid	(5.1)	(4.6)
Repurchases of common stock	—	(2.8)
Tax withholdings related to net share settlements of restricted stock units	(2.1)	(1.5)
Decrease in book overdrafts	(3.2)	(6.2)
Net cash used in financing activities	(169.8)	(84.0)
Effects of changes in foreign exchange rates	(0.6)	0.2
Change in cash and cash equivalents	(1.5)	9.9
Cash and cash equivalents, beginning of period	27.3	41.6
Cash and cash equivalents, end of period	$25.8	$51.5
Supplemental disclosures:
Cash (paid) received during the period for:
Income taxes, net	$(0.2)	$(0.1)
Interest	$(3.1)	$(3.2)
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc., and its subsidiaries (collectively referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 44,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive income (loss), the unaudited condensed consolidated statements of stockholders’ equity, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements, which are included in its 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2018.
The unaudited condensed consolidated interim financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated results of operations, financial position, comprehensive income, changes in stockholders’ equity and cash flows.  Results for the interim periods are not necessarily indicative of results to be expected for the full year or any other future periods.
Subsequent to the issuance of the Company’s interim condensed consolidated financial statements as of and for the three months ended March 31, 2018, management determined that the amount of foreign currency translation loss was overstated by $0.9 million in the condensed consolidated statement of comprehensive income, which also impacted retained earnings and accumulated other comprehensive loss by the same amount.  The impacted financial statement line items have been adjusted in the prior period presented to correct for this overstatement.

2.	Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes existing lease guidance. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption effective January 1, 2019, which resulted in recognition of additional lease assets of approximately $232.1 million, lease liabilities of $244.9 million, and a decrease of deferred rent recorded under ASC 840 of $12.8 million. Comparative periods presented in the Consolidated Financial Statements prior to January 1, 2019 continue to be presented under ASC 840. The Company has implemented internal controls and new lease software to assist with future reporting. ASU 2016-02 will have no impact on the Company’s debt-covenant compliance under its current revolving credit facility.
In accordance with an accounting policy election under ASU 2016-02, the Company will not recognize assets or liabilities for leases with an initial term of twelve months or less; these short-term lease payments will be recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company has elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company has also elected the practical expedient to combine lease and non-lease components for all asset classes.
Recent Accounting Standards or Updates Not Yet Effective
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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 13% and 12% of the Company’s net sales for the three months ended March 31, 2019 and March 31, 2018, respectively. No other customers individually accounted for more than 10% of sales for these periods. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2019 or December 31, 2018.

3.	Inventories, net
Inventories consist of the following (in millions):

	March 31, 2019	December 31, 2018
Inventories at FIFO, net of reserves	$687.6	$866.1
Less: LIFO reserve	(184.1)	(177.1)
Total inventories, net of reserves	$503.5	$689.0

Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $184.1 million and $177.1 million higher as of March 31, 2019 and December 31, 2018, respectively. The Company recorded LIFO expense of $7.0 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

4.	Leases

The Company leases warehouse facilities, trucks, office equipment and certain sales offices. Certain of the Company’s real estate leases include one or more options to renew the applicable lease agreement, with the exercise of renewal options at the Company’s sole discretion; the Company will generally only include one real estate lease extension option in the recognition of ROU assets and lease liabilities. Certain of the Company’s vehicle leases have residual value guarantees.

Leases with an initial term of twelve months or less are not recorded on the balance sheet; the Company recognizes lease expenses for these leases on a straight-line basis over the lease term. The majority of the Company’s lease payments are fixed and are incorporated into the right-of-use lease assets and liabilities. However, certain of the vehicle leases have variable payments, such as per-mile charges, which are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities. The Company determined its incremental borrowing rates with the assistance of a specialist to determine appropriate yield curves upon adoption, which the Company will evaluate annually.

Leases consist of the following (in millions):

Assets	Classification	March 31, 2019
Operating	Operating lease right-of-use assets	$234.6
Finance	Property and equipment, net	20.5
Total leases		$255.1

Liabilities
Current
Operating	Operating lease liabilities	$41.9
Finance	Accrued liabilities	3.1
Non-current
Operating	Long-term operating lease liabilities	206.2
Finance	Long-term debt	26.2
Total lease liabilities		$277.4

The components of lease costs were as follows (in millions):

Three Months Ended
March 31, 2019
Operating lease cost	$13.7
Finance lease cost
Amortization of leased assets	0.8
Interest on lease liabilities	0.4
Short-term lease cost	0.3
Variable lease cost	5.3
Net lease cost	$20.5

Maturity of lease liabilities as of March 31, 2019, were as follows (in millions):

	Operating leases	Finance leases	Total
2019	$39.5	$3.4	$42.9
2020	49.3	4.4	53.7
2021	42.5	3.6	46.1
2022	34.6	3.5	38.1
2023	27.4	3.3	30.7
2024 and thereafter	105.6	19.4	125.0
Total lease payments	298.9	37.6	336.5
Less: interest	(50.8)	(8.3)	(59.1)
Present value of lease liabilities	$248.1	$29.3	$277.4

Weighted-average remaining lease term and discount rate regarding the Company’s leases were as follows:

Lease term	March 31, 2019
Weighted-average remaining lease term (years)
Operating	7.5
Finance	10.1
Discount rate
Weighted-average discount rate
Operating	4.7%
Finance	5.2%

Other information regarding the Company’s leases were as follows (in millions):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$13.6
Operating cash flows used by finance leases	$0.4
Financing cash flows used by finance leases	$0.9
Lease liabilities arising from obtaining new right-of-use assets
Operating leases	$7.3
Finance leases	$0.7

As of March 31, 2019, the Company had approximately $12 million of leases, primarily for trailers, that had not yet commenced.

Future minimum operating lease payments as of December 31, 2018, as reported in the 2018 Form 10-K under ASC 840, were as follows:
Operating Leases

Year ending December 31,
2019	$61.6
2020	56.8
2021	48.4
2022	38.3
2023	29.8
2024 and thereafter	108.6
Total	$343.5

Future minimum capital lease payments as of December 31, 2018, as reported in the 2018 Form 10-K under ASC 840, were as follows:
Capital Leases

Year ending December 31,
2019	$4.7
2020	4.3
2021	3.5
2022	3.4
2023	3.2
2024 and thereafter	18.9
Total	38.0
Less: interest	(8.6)
Present value of future minimum lease payments	29.4
Less: current portion	(3.2)
Non-current portion	$26.2

5.	Long-term debt
Long-term debt consists of the following (in millions):

	March 31, 2019	December 31, 2018
Amounts borrowed (Credit Facility)	$161.5	$320.0
Obligations under finance leases	26.2	26.2
Total long-term debt	$187.7	$346.2

The Company has a revolving credit facility (“Credit Facility”) with a capacity of $750.0 million, as of March 31, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	March 31, 2019	December 31, 2018
Amounts borrowed, net	$161.5	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	558.4	328.9
Unamortized debt issuance costs	2.4	2.5
___________________________________________

(1)	Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

	Three Months Ended
	March 31,
	2019	2018
Average borrowings	$277.6	$461.9
Range of borrowings	160.0 - 390.0	353.0 - 575.0
Unused credit facility and letter of credit participation fees(1)	0.3	0.2
Amortization of debt issuance costs(1)	0.2	0.2
Weighted-average interest rate(2)	3.7%	2.8%
___________________________________________

(1)	Included in interest expense, net.

(2)	Calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates.

6.	Contingencies
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

7.	Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net earnings (loss) per share (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Earnings (Loss)
Net income (loss)	$1.3	$(1.3)
Shares
Weighted-average common shares outstanding (basic shares)	45.9	46.2
Adjustment for assumed dilution:
Restricted stock units	0.1	—
Weighted-average shares assuming dilution (diluted shares)	46.0	46.2
Earnings (Loss) per share
Basic and diluted(1)	$0.03	$(0.03)
___________________________________________

(1)	Basic and diluted earnings per share (“EPS”) are calculated based on unrounded actual amounts.
The number of unvested common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive was 368,082 for the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company was in a net loss position and therefore did not take anti-dilution into account for the calculation of diluted EPS.

8.	Stock-based Compensation Plans
Grant Activities
During the three months ended March 31, 2019 and 2018, the Company granted 218,097 and 325,380 time-vesting restricted stock units to employees and non-employee directors under the 2010 Long-Term Incentive Plan at a weighted-average grant date fair value of $29.18 and $23.79, respectively.
For the three months ended March 31, 2019, the Company granted 143,089 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $29.18, representing the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2019, to be measured in early 2020. For the three months ended March 31, 2018, the Company granted 193,005 performance-based shares to certain of its employees at a weighted-average grant date fair value of $23.79, of which 141,406 were ultimately earned, based upon 2018 performance criteria achieved.
Stock-based Compensation Cost
Total stock-based compensation cost recognized in the unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses was $1.9 million for each of the three months ended March 31, 2019 and 2018. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $17.3 million at March 31, 2019, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

9.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2019 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2019	$0.11	March 12, 2019	$5.1	March 22, 2019
May 7, 2019	$0.11	May 23, 2019	N/A(1)	June 14, 2019
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.

Repurchase of Common Stock

On August 28, 2017, the Company’s Board of Directors authorized a $40.0 million stock repurchase program (the “Program”) replacing the Company’s prior stock repurchase program. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board withdraws its authorization.
During the three months ended March 31, 2019, no shares of common stock were repurchased under the Program. During the three months ended March 31, 2018, the Company spent $2.8 million to repurchase 123,291 shares of common stock under the Program. As of March 31, 2019, there was $22.4 million available for future share repurchases under the Program.

10.	Segment and Geographic Information
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net sales:
United States	$3,414.4	$3,462.3
Canada	326.6	331.3
Corporate(1)	13.1	12.3
Total	$3,754.1	$3,805.9

Income (loss) before income taxes:
United States	$9.3	$3.8
Canada	1.8	0.7
Corporate(2)	(9.3)	(6.3)
Total	$1.8	$(1.8)

Interest expense, net:(3)
United States	$13.0	$13.8
Canada	0.5	0.4
Corporate(4)	(10.1)	(10.4)
Total	$3.4	$3.8

Depreciation and amortization:
United States	$10.5	$10.3
Canada	0.6	0.6
Corporate(5)	4.3	4.0
Total	$15.4	$14.9

Capital expenditures:
United States	$5.0	$6.4
Canada	0.1	0.5
Total	$5.1	$6.9
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Includes $0.1 million of interest income for the three months ended March 31, 2019 and 2018, respectively.

(4)	Consists primarily of intercompany eliminations for interest.

(5)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	March 31, 2019	December 31, 2018
Identifiable assets:
United States	$1,591.0	$1,528.6
Canada	102.3	137.5
Total	$1,693.3	$1,666.1
The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Product Category	Net Sales	Net Sales
Cigarettes	$2,467.5	$2,537.5
Food	381.6	391.5
Fresh	110.7	110.9
Candy	237.3	241.3
Other tobacco products	330.0	330.5
Health, beauty & general	187.4	151.5
Beverages	39.4	39.1
Equipment/other	0.2	3.6
Total food/non-food products	1,286.6	1,268.4
Total net sales	$3,754.1	$3,805.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the unaudited condensed consolidated interim financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 44,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine delivery products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of March 31, 2019, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).
First Quarter Overview
Our net sales in the first quarter of 2019 were $3,754.1 million compared to $3,805.9 million for the same period in 2018, a decline of 1.4%, or $51.8 million. Sales for the first quarter of 2019 were impacted by the expiration of the Kum & Go (“K&G”) distribution agreement in April 2018 and the transition of certain Rite-Aid stores, a decline in cigarette carton sales and one less selling day in 2019 compared to the first quarter of 2018. These declines were partially offset by an increase in cigarette prices, market share gains and incremental sales of food/non-food to existing customers, driven largely by strong growth in alternative nicotine products which may not continue at this level for the duration of 2019.
Gross profit in the first quarter of 2019 increased 4.2%, or $8.4 million, to $208.2 million from $199.8 million for the same period in 2018, driven primarily by the increase in food/non-food sales to existing customers, including strong growth in alternative nicotine products, partially offset by the expiration of the K&G distribution agreement and a decline in cigarette cartons sold.
Gross profit margin increased 30 basis points to 5.55% of total net sales during the first quarter of 2019 from 5.25% for the same period in 2018. Gross profit margin benefited from a shift in sales mix toward higher margin food/non-food items.
Operating expenses in the first quarter of 2019 increased 2.3%, or $4.6 million, to $202.8 million from $198.2 million for the same period in 2018. The increase was due primarily to higher distribution expenses and an increase in bad debt and workers’ compensation expenses during the first quarter of 2019. Operating expenses were 5.4% of total net sales for the first quarter of 2019 compared to 5.2% of total net sales for the same period in 2018. Operating expenses were 98.3% of remaining gross profit(1) for the first quarter of 2019, compared to 99.8% of remaining gross profit for the same period in 2018.
Net income in the first quarter of 2019 increased $2.6 million, to $1.3 million from a net loss of $1.3 million for the same period in 2018. Adjusted EBITDA(1) increased $5.4 million, or 22.2%, to $29.7 million for the first quarter of 2019 from $24.3 million for the same period in 2018. The increases in net income and Adjusted EBITDA were due primarily to the growth in gross profit resulting from increases in food/non-food sales to existing customers.

___________________

(1)
Adjusted EBITDA and operating expenses as a percentage of remaining gross profit are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Information.”

Business Strategies
We continue to focus on our category management strategies, which are concentrated primarily on enhancing our fresh and food service offerings, leveraging our Vendor Consolidation Initiative and providing tailored category management expertise to our customers through our Focused Marketing Initiative. Our strategies take costs and inefficiencies out of the supply chain, providing our customers an avenue to offer high quality food items and optimize their consumer product offering. We believe each of these strategies, when adopted, will increase our customers’ profits.
Our food offerings include fresh, “healthy for you” and food service items, because we believe that the long-term trend is for the convenience consumer to shift buying preferences to these types of products. We benefit from this shift due to the higher margins of these products compared to the other merchandise we distribute. Industry experts have indicated that consumers are making more shopping trips related to fresh food, home meal replacement and other food items, and that these items will serve a more important role in the convenience retail channel in the future. We believe our strategies have helped position us and our customers to benefit from these trends. During the first quarter of 2019, sales of fresh and other food products to existing customers increased approximately 5.5%.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018 (in millions)(1):

		Three Months Ended			Three Months Ended
		March 31, 2019			March 31, 2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(51.8)	$3,754.1	100.0%	—%	$3,805.9	100.0%	—%
Net sales — Cigarettes	(70.0)	2,467.5	65.7	60.1	2,537.5	66.7	60.9
Net sales — Food/non-food	18.2	1,286.6	34.3	39.9	1,268.4	33.3	39.1
Net sales, less excise taxes (non-GAAP)(2)	(9.2)	2,985.4	79.5	100.0	2,994.6	78.7	100.0
Gross profit(3)	8.4	208.2	5.5	7.0	199.8	5.3	6.7
Warehousing and distribution expenses	1.9	134.2	3.6	4.5	132.3	3.5	4.4
Selling, general and administrative expenses	2.5	65.9	1.8	2.2	63.4	1.7	2.1
Amortization of intangible assets	0.2	2.7	0.1	0.1	2.5	0.1	0.1
Income from operations	3.8	5.4	0.1	0.2	1.6	—	0.1
Interest expense, net	(0.4)	(3.4)	(0.1)	—	(3.8)	(0.1)	—
Foreign currency transaction (losses) gains, net	(0.6)	(0.2)	—	—	0.4	—	—
Income (Loss) before taxes	3.6	1.8	—	0.1	(1.8)	—	(0.1)
Net income (loss)	2.6	1.3	—	—	(1.3)	—	—
Adjusted EBITDA (non-GAAP)(4)	5.4	29.7	0.8	1.0	24.3	0.6	0.8
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Financial Information.”
Net Sales. Net sales in the first quarter of 2019 were $3,754.1 million, compared to $3,805.9 million for the same period in 2018, a decline of 1.4%, or $51.8 million. The decrease in net sales was driven primarily from the expiration of the distribution agreement with K&G, and the transition of certain Rite-Aid stores, a decline in cigarette carton sales, and one less selling day in 2019 compared to the first quarter of 2018. The expiration of the K&G agreement, and the transition of Rite-Aid stores, have together reduced sales by approximately 3% in the first quarter of 2019. As a result of the Walgreens acquisition of certain Rite-Aid assets, we expect to discontinue servicing an additional 850 Rite-Aid stores during the remainder of 2019. These declines were partially offset by an increase in cigarette prices and incremental sales of food/non-food to existing customers, including strong growth in alternative nicotine products.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2019 decreased by $70.0 million, or 2.8%, to $2,467.5 million from $2,537.5 million for the same period in 2018, driven primarily by a 6.7% decrease in carton sales, partially offset by a 4.1% increase in the average sales price per carton due primarily to increases in cigarette manufacturers’ prices. Cigarette carton sales decreased by 6.5% and 8.0% in the U.S. and Canada, respectively, driven by a decline in the general consumption of cigarettes, the expiration of the K&G distribution agreement, the loss of certain Rite-Aid stores and one less selling day in 2019 compared to the first quarter of 2018.
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

Net cigarette sales as a percentage of total net sales was 65.7% in the first quarter of 2019 compared to 66.7% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2019 increased $18.2 million, or 1.4%, to $1,286.6 million from $1,268.4 million for the same period in 2018.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages) (1):

	Three Months Ended
	March 31,
	2019	2018	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$381.6	$391.5	$(9.9)	(2.5)%
Fresh	110.7	110.9	(0.2)	(0.2)%
Candy	237.3	241.3	(4.0)	(1.7)%
OTP	330.0	330.5	(0.5)	(0.2)%
Health, beauty & general	187.4	151.5	35.9	23.7%
Beverages	39.4	39.1	0.3	0.8%
Equipment/other	0.2	3.6	(3.4)	NA
Total food/non-food products	$1,286.6	$1,268.4	$18.2	1.4%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the first quarter of 2019 was driven primarily by an increase of 6.7% in sales to existing customers and market share gains, partially offset by the expiration of our distribution agreement with K&G and the transition of certain Rite-Aid stores, which primarily impacted our food, fresh and OTP categories. Our health, beauty & general category sales benefited from the increasing popularity of alternative nicotine products. We believe the overall trend toward the increased use of alternative nicotine and smokeless tobacco products will continue, and will partially offset the impact of the expected long-term decline of cigarette consumption.
Net sales of food/non-food products as a percentage of total net sales was 34.3% for the first quarter of 2019 compared to 33.3% for the same period in 2018.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the first quarter of 2019 increased $8.4 million, or 4.2%, to $208.2 million from $199.8 million for the same period in 2018 driven primarily by incremental sales of food/non-food to existing customers, including strong growth in alternative nicotine products, partially offset by the loss of K&G and a decline in cigarette cartons sold.
Gross profit margin increased 30 basis points to 5.55% of total net sales during the first quarter of 2019 from 5.25% for the same period in 2018. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher margin food/non-food items partially offset by cigarette price inflation.
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
Our cigarette inventory holding gains were $8.8 million in the first quarter of 2019 compared to $7.1 million for the same period in 2018. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

LIFO expense was $7.0 million for the first quarter of 2019 compared to $5.9 million for the same period of 2018. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		March 31, 2019			March 31, 2018
	Increase (Decrease) in Gross Profit	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(51.8)	$3,754.1	100.0%	—%	$3,805.9	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	(9.2)	2,985.4	79.5	100.0	2,994.6	78.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$1.7	$8.8	0.24%	0.29%	$7.1	0.19%	0.24%
LIFO expense	(1.1)	(7.0)	(0.19)	(0.23)	(5.9)	(0.16)	(0.20)
Remaining gross profit (non-GAAP)(4)	7.8	206.4	5.50	6.91	198.6	5.22	6.63
Gross profit	$8.4	$208.2	5.55%	6.97%	$199.8	5.25%	6.67%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)
For 2019, $7.4 million of the cigarette inventory holding gains were attributable to the U.S and $1.4 million to Canada. For 2018, $5.6 million and $1.5 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), increased $7.8 million, or 3.9%, to $206.4 million for the first quarter of 2019 from $198.6 million for the same period in 2018. Remaining gross profit margin was 5.50% in the first quarter of 2019 compared to 5.22% for the same period in 2018.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $0.5 million, or 1.0%, to $48.1 million for the first quarter of 2019 from $48.6 million for the same period in 2018. A 6.7% decline in cigarette carton sales was offset by a 6.0% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), increased $8.3 million, or 5.5%, to $158.3 million, for the first quarter of 2019, from $150.0 million the same period in 2018. Food/non-food remaining gross profit margin in the first quarter of 2019 increased to 12.30% from 11.83% for the same period in 2018, driven primarily by an increase in sales of higher margin alternative nicotine products and higher margins in our Food and Candy categories.
For the first quarter of 2019, our remaining gross profit for food/non-food products was 76.7% of our total remaining gross profit compared to 75.5% for the same period in 2018.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the first quarter of 2019, operating expenses increased by $4.6 million, or 2.3%, to $202.8 million from $198.2 million for the same period in 2018. Operating expenses in the first quarter of 2019 included higher distribution expenses, and increases in bad debt and workers’ compensation costs, partially offset by lower operating expenses as result of the expiration of the K&G distribution agreement. As a percentage of total net sales, operating expenses were 5.4% for the first quarter of 2019 compared to 5.2% for the same period in 2018. Operating expenses were 98.3% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2019, compared to 99.8% of remaining gross profit for the same period in 2018. Operating expenses as a percentage of remaining gross profit was favorably impacted by the sales mix shift to higher margin food/non-food products and increases in warehouse productivity.

Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $1.9 million, or 1.4%, to $134.2 million in the first quarter of 2019 from $132.3 million for the same period in 2018. Warehousing and distribution expenses were 3.6% of total net sales for the first quarter of 2019 compared to 3.5% of total net sales for the same period in 2018. Warehouse and distribution expenses were 65.0% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2019, compared to 66.6% of remaining gross profit for the same period in 2018. Increases in warehouse productivity were offset by higher distribution and workers’ compensation expenses.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.5 million, or 3.9%, in the first quarter of 2019, to $65.9 million from $63.4 million for the same period in 2018. SG&A expenses were 1.8% of total net sales for the first quarter of 2019 compared to 1.7% of total net sales for the same period in 2018. SG&A was 31.9% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarters of both 2019 and 2018, respectively. Although SG&A as a percentage of remaining gross profit was consistent over the comparative periods, the first quarter of 2019 included $2.0 million in legacy bad debt expense and incremental costs related to the relocation of our headquarters.
Amortization Expenses. Amortization expenses increased $0.2 million, to $2.7 million, for the three months ended March 31, 2019 compared to $2.5 million for the same period in 2018.
Interest Expense, Net. Interest expense, net, includes interest and amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net, was $3.4 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in net interest expense was due primarily to lower average borrowings during the first quarter of 2019, partially offset by an increase in the average borrowing rate. Average borrowings in the first quarter of 2019 were $277.6 million, with a weighted average interest rate of 3.7%, compared to average borrowings of $461.9 million and a weighted average interest rate of 2.8% for the same period in 2018.
Foreign Currency Transaction Losses and Gains, Net.  We recognized a foreign currency loss of $0.2 million in the first quarter of 2019 compared to a gain of $0.4 million for the same period in 2018. The change was due to the fluctuation in the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the period ended March 31, 2019, we recognized an income tax provision of $0.5 million compared with a benefit of $0.5 million for the same period in 2018. We currently expect our effective tax rate to be approximately 25% for 2019.
Adjusted EBITDA. Adjusted EBITDA increased $5.4 million, or 22.2%, to $29.7 million for the first quarter of 2019 from $24.3 million for the same period last year driven primarily by the growth in gross profit, attributable primarily to an increase in food/non-food products to existing customers (see reconciliation of Adjusted EBITDA to net income (loss) in “Non-GAAP Financial Information”).

Non-GAAP Financial Information
The financial statements in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and food/non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and food/non-food remaining gross profit margin less excise taxes), (vi) cigarette remaining gross profit per carton and (vii) operating expenses (and the components thereof) as a percentage of remaining gross profit. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies. Adjusted EBITDA is equal to net (loss) income adding back net interest expense, (benefit from) provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense and net foreign currency transaction gains or losses. See the Adjusted EBITDA tables in our Management’s Discussion and Analysis for additional details on the components of Adjusted EBITDA.
(ii) Net sales, less excise taxes is a non-GAAP financial measure which we provide to separate the increase in sales and gross profits due to product sales growth and increases in state, local and provincial excise taxes, which we are responsible for collecting and remitting. Federal excise taxes are levied on the manufacturers’ who pass the tax on to us as part of the product cost, and thus are not a component of our excise taxes. Although increases in cigarette taxes result in higher net sales, our overall gross profit percentage may be reduced.
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
(vii) Operating expenses (and the components thereof) as a percentage of remaining gross profit is a non-GAAP financial measures, which is used by management to measure operating leverage. Although management also uses operating expenses as a percentage of net sales, this metric may be impacted on a comparable basis by, among other items, excise taxes, changes in manufacturers’ prices (including inflation), and shifts in sales mix from cigarettes to higher-margin food/non-food items.

The following table reconciles Adjusted EBITDA to net income (loss), its most comparable financial measure under U.S. GAAP (in millions)(1):

	Three Months Ended
	March 31,		%
	2019	2018	Change
Net income (loss)	$1.3	$(1.3)
Interest expense, net(2)	3.4	3.8
Provision for (benefit from) income taxes	0.5	(0.5)
Depreciation and amortization	15.4	14.9
LIFO expense	7.0	5.9
Stock-based compensation expense	1.9	1.9
Foreign currency transaction losses (gains), net	0.2	(0.4)
Adjusted EBITDA (non-GAAP)	$29.7	$24.3	22.2%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	Interest expense, net, is reported net of interest income.

The following tables reconcile net sales less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended
	March 31,
	2019	2018
Net sales	$3,754.1	$3,805.9
Excise taxes	(768.7)	(811.3)
Net sales, less excise taxes (non-GAAP)	$2,985.4	$2,994.6

Gross profit	$208.2	$199.8
Cigarette inventory holding gains	(8.8)	(7.1)
LIFO expense	7.0	5.9
Remaining gross profit (non-GAAP)	$206.4	$198.6

Remaining gross profit % (non-GAAP)	5.50%	5.22%
Remaining gross profit % less excise taxes (non-GAAP)	6.91%	6.63%
Gross profit %	5.55%	5.25%
Gross profit % less excise taxes (non-GAAP)	6.97%	6.67%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

	Three Months Ended
	March 31,
	2019	2018
Cigarettes:
Net sales	$2,467.5	$2,537.5
Excise taxes	(673.3)	(714.8)
Net sales, less excise taxes (non-GAAP)	$1,794.2	$1,822.7

Gross profit	$51.3	$50.7
Cigarette inventory holding gains	(8.8)	(7.1)
LIFO expense	5.6	5.0
Remaining gross profit (non-GAAP)	$48.1	$48.6

Remaining gross profit % (non-GAAP)	1.95%	1.92%
Remaining gross profit % less excise taxes (non-GAAP)	2.68%	2.67%
Gross profit %	2.08%	2.00%
Gross profit % less excise taxes (non-GAAP)	2.86%	2.78%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

	Three Months Ended
	March 31,
	2019	2018
Food/Non-food:
Net sales	$1,286.6	$1,268.4
Excise taxes	(95.4)	(96.5)
Net sales, less excise taxes (non-GAAP)	$1,191.2	$1,171.9

Gross profit	$156.9	$149.1
LIFO expense	1.4	0.9
Remaining gross profit (non-GAAP)	$158.3	$150.0

Remaining gross profit % (non-GAAP)	12.30%	11.83%
Remaining gross profit % less excise taxes (non-GAAP)	13.29%	12.80%
Gross profit %	12.19%	11.75%
Gross profit % less excise taxes (non-GAAP)	13.17%	12.72%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages) (1):

	Three Months Ended
	March 31,
	2019	2018
Gross profit	$208.2	$199.8
Cigarette inventory holding gains	(8.8)	(7.1)
LIFO expense	7.0	5.9
Remaining gross profit (non-GAAP)	$206.4	$198.6

Warehousing and distribution expenses	$134.2	$132.3
Selling, general and administrative expenses	65.9	63.4
Amortization of intangible assets	2.7	2.5
Total operating expenses	$202.8	$198.2

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	65.0%	66.6%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	31.9%	31.9%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.3%	1.3%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	98.3%	99.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
Liquidity and Capital Resources
Our cash and cash equivalents were $25.8 million and $27.3 million as of March 31, 2019 and December 31, 2018, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2019, our cash flows provided by operating activities were $175.2 million. Subject to borrowing base limitations, we had $558.4 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of March 31, 2019.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flow from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $175.2 million for the three months ended March 31, 2019 compared to $101.1 million net cash provided for the same period in 2018, an increase of $74.1 million. The increase was primarily attributable to changes in working capital during the comparative periods.
Working capital contributions provided cash of $146.3 million for the three months ended March 31, 2019, compared to $78.9 million for the three months ended March 31, 2018. These contributions for the comparative periods were impacted by, among other items, inventory levels and the expiration of the distribution agreement with K&G. The inventory levels for the first quarter may vary depending on the timing of the cigarette and other manufacturers’ price increases, and other factors.
Our cash flows from operating activities were impacted by the following movements in working capital for the three months ended March 31, 2019 and 2018 (in millions):

	March 31,
	2019	2018	Change
Accounts receivable, net	$5.4	$1.6	$3.8
Other receivables, net	8.2	9.5	(1.3)
Inventories, net	180.7	60.6	120.1
Deposits, prepayments and other assets	(4.1)	31.8	(35.9)
Accounts payable	29.9	34.0	(4.1)
Cigarette and tobacco taxes payable	(75.8)	(70.7)	(5.1)
Claims, accrued and other long-term liabilities	2.0	12.1	(10.1)
Net cash provided by changes in working capital	$146.3	$78.9	$67.4
Cash Flows from Investing Activities
Our investing activities used net cash of $6.3 million for the three months ended March 31, 2019 compared to net cash used of $7.4 million for the same period in 2018. Additions to property, plant and equipment were $5.1 million for the three months ended March 31, 2019 compared to $6.9 million for the same period in 2018. We expect capital expenditures for 2019 to be approximately $30.0 million, which will be utilized primarily for maintenance and expansion projects.
Cash Flows from Financing Activities
Our financing activities used net cash of $169.8 million for the three months ended March 31, 2019 compared to net cash used of $84.0 million for the same period in 2018. Net repayments of our Credit Facility during the three months ended March 31, 2019 were $158.5 million compared to net repayments of $68.2 million for the comparative prior period. The increase in Credit Facility repayments was in part due to the working capital movements described above.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of March 31, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).

Amounts related to the Credit Facility are as follows (in millions):

	March 31,	December 31,
	2019	2018
Amounts borrowed, net	$161.5	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	558.4	328.9
______________________________________________

(1)	Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three months ended March 31, 2019 and 2018 were $277.6 million and $461.9 million, respectively, with amounts borrowed at any one time outstanding ranging from $160.0 million to $390.0 million during the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, regarding off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no significant changes during this quarter to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.
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
Factors that might cause or contribute to such differences include, but are not limited to, our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, senior management and other key personnel; declining cigarette sales volumes; competition in our distribution markets; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products; changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2018 filed with the SEC on March 1, 2019. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, did not change materially during the three months ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the three months ended March 31, 2019.

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

Core-Mark Holding Company, Inc.

May 8, 2019	By:	/S/ SCOTT E. McPHERSON
	Name:	Scott E. McPherson
	Title:	President, Chief Executive Officer and Director

Core-Mark Holding Company, Inc.

May 8, 2019	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer