Form 10-Q
period 2019-06-30
Core-Mark Holding Company, Inc.
filed 2019-08-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51515
Core-Mark Holding Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-1489747
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1500 Solana Boulevard, Suite 3400		76262
Westlake	Texas
(Address of principal executive offices)		(Zip Code)
(940) 293-8600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CORE	NASDAQ Global Market
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
     Yes  ☐    No  ☒
As of August 2, 2019, 45,879,515 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$33.3	$27.3
Accounts receivable, net of allowance for doubtful accounts of $11.7 and $8.3 as of June 30, 2019 and December 31, 2018, respectively	480.2	403.5
Other receivables, net	107.5	89.4
Inventories, net (Note 3)	588.4	689.0
Deposits and prepayments	129.5	78.8
Total current assets	1,338.9	1,288.0
Property and equipment, net	228.8	229.0
Operating lease right-of-use assets (Note 4)	221.1	—
Goodwill	72.8	72.8
Other intangible assets, net	48.0	51.1
Other non-current assets, net	28.2	25.2
Total assets	$1,937.8	$1,666.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263.2	$199.8
Book overdrafts	59.7	49.4
Cigarette and tobacco taxes payable	245.6	297.8
Operating lease liabilities (Note 4)	41.3	—
Accrued liabilities	141.5	134.0
Total current liabilities	751.3	681.0
Long-term debt (Note 5)	346.4	346.2
Deferred income taxes	26.9	27.1
Long-term operating lease liabilities (Note 4)	192.8	—
Other long-term liabilities	5.2	14.6
Claims liabilities	34.4	30.2
Total liabilities	1,357.0	1,099.1
Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 52,693,634 and 52,524,853 shares issued; 45,872,486 and 45,703,705 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	0.5	0.5
Additional paid-in capital	285.3	283.3
Treasury stock at cost (6,821,148 shares of common stock at each of June 30, 2019 and December 31, 2018, respectively)	(90.6)	(90.6)
Retained earnings	390.4	381.6
Accumulated other comprehensive loss	(4.8)	(7.8)
Total stockholders’ equity	580.8	567.0
Total liabilities and stockholders’ equity	$1,937.8	$1,666.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$4,339.0	$4,226.5	$8,093.1	$8,032.4
Cost of goods sold	4,100.1	4,009.6	7,646.0	7,615.7
Gross profit	238.9	216.9	447.1	416.7
Warehousing and distribution expenses	143.2	134.3	277.4	266.6
Selling, general and administrative expenses	64.6	61.7	130.5	125.1
Amortization of intangible assets	2.7	2.6	5.4	5.1
Total operating expenses	210.5	198.6	413.3	396.8
Income from operations	28.4	18.3	33.8	19.9
Interest expense, net	(3.2)	(3.4)	(6.6)	(7.2)
Foreign currency transaction (losses) gains, net	(1.0)	0.5	(1.2)	0.9
Income before income taxes	24.2	15.4	26.0	13.6
Provision for income taxes	(6.5)	(4.4)	(7.0)	(3.9)
Net income	$17.7	$11.0	$19.0	$9.7

Basic earnings per share (Note 7)	$0.39	$0.24	$0.41	$0.21

Diluted earnings per share (Note 7)	$0.38	$0.24	$0.41	$0.21

Basic weighted-average shares (Note 7)	45.9	46.0	45.9	46.1

Diluted weighted-average shares (Note 7)	46.1	46.1	46.1	46.2
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$17.7	$11.0	$19.0	$9.7

Foreign currency translation gains (losses), net	2.0	(1.4)	3.0	(3.1)
Other comprehensive income (loss), net of tax	2.0	(1.4)	3.0	(3.1)
Comprehensive income	$19.7	$9.6	$22.0	$6.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	52.4	$0.5	$276.8	(6.2)	$(75.1)	$355.1	$(2.1)	$555.2
Net loss	—	—	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.7)	(1.7)
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Issuance of stock based instruments, net of shares withheld for employee taxes	0.1	—	(1.6)	—	—	—	—	(1.6)
Repurchase of common stock	—	—	—	(0.1)	(2.8)	—	—	(2.8)
Balance at March 31, 2018	52.5	$0.5	$277.1	(6.3)	$(77.9)	$349.2	$(3.8)	$545.1
Net income	—	—	—	—	—	11.0	—	11.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.4)	(1.4)
Dividends declared ($0.10 per share)	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation expense	—	—	2.5	—	—	—	—	2.5
Repurchase of common stock	—	—	—	(0.2)	(4.7)	—	—	(4.7)
Balance at June 30, 2018	52.5	$0.5	$279.6	(6.5)	$(82.6)	$355.6	$(5.2)	$547.9

	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	52.5	$0.5	$283.3	(6.8)	$(90.6)	$381.6	$(7.8)	$567.0
Net income	—	—	—	—	—	1.3	—	1.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared ($0.11 per share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Issuance of stock based instruments, net of shares withheld for employee taxes	0.2	—	(2.1)	—	—	—	—	(2.1)
Balance at March 31, 2019	52.7	$0.5	$283.1	(6.8)	$(90.6)	$377.8	$(6.8)	$564.0
Net income	—	—	—	—	—	17.7	—	17.7
Other comprehensive income, net of tax	—	—	—	—	—	—	2.0	2.0
Dividends declared ($0.11 per share)	—	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Balance at June 30, 2019	52.7	$0.5	$285.3	(6.8)	$(90.6)	$390.4	$(4.8)	$580.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$19.0	$9.7
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	14.4	13.1
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	4.1	4.4
Bad debt expense, net	4.0	1.4
Loss on disposals	0.1	0.4
Depreciation and amortization	30.9	29.6
Foreign currency losses (gains), net	1.2	(0.9)
Deferred income taxes	(0.4)	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	(79.3)	(27.4)
Other receivables, net	(17.8)	11.1
Inventories, net	89.6	167.6
Deposits, prepayments and other non-current assets	(54.5)	(46.7)
Accounts payable	62.4	55.0
Cigarette and tobacco taxes payable	(54.1)	(56.6)
Claims, accrued and other long-term liabilities	10.8	7.6
Net cash provided by operating activities	30.8	169.3
Cash flows from investing activities:
Additions to property and equipment, net	(9.2)	(9.2)
Capitalization of software and related development costs	(2.1)	(1.2)
Proceeds from sale of property and equipment, net	0.2	—
Net cash used in investing activities	(11.1)	(10.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	861.2	867.5
Repayments under revolving credit facility	(870.5)	(1,015.7)
Payments on finance leases	(2.1)	(1.3)
Dividends paid	(10.2)	(9.3)
Repurchases of common stock	—	(7.5)
Tax withholdings related to net share settlements of restricted stock units	(2.1)	(1.4)
Increase in book overdrafts	10.3	0.1
Net cash used in financing activities	(13.4)	(167.6)
Effects of changes in foreign exchange rates	(0.3)	0.3
Change in cash and cash equivalents	6.0	(8.4)
Cash and cash equivalents, beginning of period	27.3	41.6
Cash and cash equivalents, end of period	$33.3	$33.2
Supplemental disclosures:
Cash (paid) received during the period for:
Income taxes, net	$(10.1)	$9.9
Interest	$(5.4)	$(5.9)
Non-cash transaction between accounts receivable and accrued liabilities	$—	$4.2
Non-cash transaction between other non-current assets and other long-term liabilities	$3.3	$—

______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc., and its subsidiaries (collectively referred to herein as “the Company” or “Core-Mark”), is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 43,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products, alternative nicotine products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2019, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements, which are included in its 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
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
Subsequent to the issuance of the Company’s interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, management determined that the amount of foreign currency translation loss disclosed for the six months ended June 30, 2018 was overstated by $0.9 million in the condensed consolidated statement of comprehensive income, which also impacted retained earnings and accumulated other comprehensive loss by the same amount as of June 30, 2018, as currently presented in the condensed consolidated statement of stockholders’ equity.  The impacted financial statement line items have been adjusted in the prior periods presented to correct for this overstatement.

2.	Summary of Significant Accounting Policies
Adoption of Other Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC 840. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption effective January 1, 2019, which resulted in recognition of additional lease assets of approximately $232.1 million, lease liabilities of $244.9 million, and a decrease of deferred rent recorded under ASC 840 of $12.8 million. Comparative periods presented in the Consolidated Financial Statements prior to January 1, 2019 continue to be presented under ASC 840. The Company has implemented internal controls and new lease software to assist with future reporting. ASU 2016-02 does not have an impact on the Company’s debt-covenant compliance under its current revolving credit facility.
In accordance with an accounting policy election under ASU 2016-02, the Company does not recognize assets or liabilities for leases with an initial term of twelve months or less; these short-term lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company also elected the practical expedient to combine lease and non-lease components for all asset classes.
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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 13% of the Company’s net sales for the three and six months ended June 30, 2019 and approximately 12% of the Company’s net sales for the three and six months ended June 30, 2018. No other customers individually accounted for more than 10% of sales for these periods. No single customer accounted for 10% or more of the Company’s accounts receivables as of June 30, 2019 or December 31, 2018.

3.	Inventories, net
Inventories consist of the following (in millions):

	June 30, 2019	December 31, 2018
Inventories at FIFO, net of reserves	$779.9	$866.1
Less: LIFO reserve	(191.5)	(177.1)
Total inventories, net of reserves	$588.4	$689.0

Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $191.5 million and $177.1 million higher as of June 30, 2019 and December 31, 2018, respectively. The Company recorded LIFO expense of $7.4 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively, and $14.4 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively.

4.	Leases
The Company leases warehouse facilities, trucks, office equipment and certain sales offices. Certain of the Company’s real estate leases include one or more options to renew the applicable lease agreement, with the exercise of renewal options at the Company’s sole discretion; the Company generally includes only one real estate lease extension option in the recognition of ROU assets and lease liabilities. Certain of the Company’s vehicle leases have residual value guarantees.

Leases with an initial term of twelve months or less are not recorded on the balance sheet; the Company recognizes lease expenses for such leases on a straight-line basis over the lease term. The majority of the Company’s lease payments are fixed and are incorporated into the ROU lease assets and liabilities. However, certain vehicle leases have variable payments, such as per-mile charges, which are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities.
Leases consist of the following (in millions):

Assets	Classification	June 30, 2019
Operating	Operating lease ROU assets	$221.1
Finance	Property and equipment, net	35.0
Total leases		$256.1

Liabilities
Current:
Operating	Operating lease liabilities	$41.3
Finance	Accrued liabilities	4.9
Non-current:
Operating	Long-term operating lease liabilities	192.8
Finance	Long-term debt	35.7
Total lease liabilities		$274.7

The components of lease costs were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$13.5	$27.2
Finance lease cost:
Amortization of leased assets	1.3	2.1
Interest on lease liabilities	0.5	0.9
Short-term lease cost	0.5	0.8
Variable lease cost	4.8	10.1
Net lease cost	$20.6	$41.1

Maturity of lease liabilities as of June 30, 2019, were as follows (in millions):

	Operating leases	Finance leases	Total
2019	$26.0	$3.4	$29.4
2020	49.2	6.6	55.8
2021	42.2	5.9	48.1
2022	33.8	5.8	39.6
2023	26.4	5.5	31.9
2024 and thereafter	104.1	23.1	127.2
Total lease payments	281.7	50.3	332.0
Less: interest	(47.6)	(9.7)	(57.3)
Present value of lease liabilities	$234.1	$40.6	$274.7

Weighted-average remaining lease term and weighted-average discount rate regarding the Company’s leases were as follows:

Lease term	June 30, 2019
Weighted-average remaining lease term (years):
Operating	7.4
Finance	8.8
Discount rate
Weighted-average discount rate:
Operating	4.8%
Finance	4.9%
Other information regarding the Company’s leases were as follows (in millions):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$27.0
Operating cash flows used by finance leases	$0.9
Financing cash flows used by finance leases	$2.1
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$0.9
Finance leases	$13.7

As of June 30, 2019, the Company had approximately $25 million of leases, primarily for trailers, that had not yet commenced.
Future minimum operating lease payments as of December 31, 2018, as reported in the 2018 Form 10-K under ASC 840, were as follows (in millions):
Operating Leases

Year ending December 31,
2019	$61.6
2020	56.8
2021	48.4
2022	38.3
2023	29.8
2024 and thereafter	108.6
Total	$343.5

Future minimum capital lease payments as of December 31, 2018, as reported in the 2018 Form 10-K under ASC 840, were as follows (in millions):
Capital Leases

Year ending December 31,
2019	$4.7
2020	4.3
2021	3.5
2022	3.4
2023	3.2
2024 and thereafter	18.9
Total	38.0
Less: interest	(8.6)
Present value of future minimum lease payments	29.4
Less: current portion	(3.2)
Non-current portion	$26.2

5.	Long-term Debt
Long-term debt consists of the following (in millions):

	June 30, 2019	December 31, 2018
Amounts borrowed (Credit Facility)	$310.7	$320.0
Obligations under finance leases	35.7	26.2
Total long-term debt	$346.4	$346.2

The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750.0 million as of June 30, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	June 30, 2019	December 31, 2018
Amounts borrowed, net	$310.7	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	407.2	328.9
Unamortized debt issuance costs	2.2	2.5
___________________________________________

(1)	Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average borrowings	$235.2	$316.2	$256.3	$388.7
Range of borrowings	141.7 - 330.6	232.0 - 420.0	141.7 - 390.0	232.0 - 575.0
Unused Credit Facility and letter of credit participation fees(1)	0.3	0.3	0.7	0.5
Amortization of debt issuance costs(1)	0.2	0.2	0.4	0.4
Weighted-average interest rate(2)	3.7%	3.1%	3.7%	2.9%
___________________________________________

(1)	Included in interest expense, net.

(2)	Calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates.

6.	Contingencies
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

7.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings
Net income	$17.7	$11.0	$19.0	$9.7
Shares
Weighted-average common shares outstanding (basic shares)	45.9	46.0	45.9	46.1
Adjustment for assumed dilution:
Restricted stock units	0.2	—	0.2	—
Performance shares	—	0.1	—	0.1
Weighted-average shares assuming dilution (diluted shares)	46.1	46.1	46.1	46.2
Earnings per share
Basic(1)	$0.39	$0.24	$0.41	$0.21
Diluted(1)	$0.38	$0.24	$0.41	$0.21
___________________________________________

(1)	Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 7,927 and 12,138, for the three and six months ended June 30, 2019, respectively, and 424,354 and 486,269, for the same periods in 2018, respectively.

8.	Stock-based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares, consisting of 3,523,862 shares of the Company’s common stock currently available for future issuance under the 2019 LTIP, and 713,097 shares that may become available for future issuance under the 2019 LTIP in the event of forfeiture of currently outstanding awards. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-vesting restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the six months ended June 30, 2019 and 2018, the Company granted 223,308 and 317,420, respectively, time-vesting restricted stock units to certain of its employees and non-employee directors under the 2010 LTIP at a weighted-average grant date fair value of $29.38 and $23.77, respectively.
Under the 2019 LTIP, the Company granted 6,927 time-vesting restricted stock units to certain of its employees at a weighted-average grant date fair value of $38.98 for the six months ended June 30, 2019.
For the six months ended June 30, 2019, the Company granted 154,511 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $29.90. The 154,511 performance shares represent the maximum number that can be earned. The number of performance shares that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2019. For the six months ended June 30, 2018, the Company granted 175,581 performance-based shares to certain of its employees at a weighted-average grant date fair value of $23.78, of which 141,406 were ultimately earned, based upon 2018 performance criteria achieved.
Stock-based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.2 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation cost of $4.1 million and $4.4 million, respectively. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $16.0 million at June 30, 2019, which is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized stock-based compensation cost may be adjusted for any unearned performance shares or forfeited shares.

9.	Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2019 (in millions, except per share data):

Declaration Date	Dividends Per Share	Record Date	Cash Payment Amount	Payment Date
February 28, 2019	$0.11	March 12, 2019	$5.1	March 22, 2019
May 7, 2019	$0.11	May 23, 2019	$5.1	June 14, 2019
August 6, 2019	$0.11	August 22, 2019	N/A(1)	September 13, 2019
___________________________________________

(1)	Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock

On August 28, 2017, the Company’s Board of Directors authorized a $40.0 million stock repurchase program (the “Program”), replacing the Company’s prior stock repurchase program. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no stated expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

During the three and six months ended June 30, 2019, no shares of common stock were repurchased under the Program. During the three months ended June 30, 2018, the Company spent $4.7 million to repurchase 232,817 shares of common stock under the Program. During the six months ended June 30, 2018, the Company spent $7.5 million to repurchase 356,108 shares of common stock under the Program. As of June 30, 2019, there was $22.4 million available for future share repurchases under the Program.

10.	Segment and Geographic Information
The Company identifies its operating segments based primarily on the way the Chief Operating Decision Maker (“CODM”) evaluates performance and makes decisions. The Chief Executive Officer of the Company has been identified as the CODM. From the perspective of the CODM, the Company is engaged primarily in the business of distributing packaged consumer products to convenience retail stores in the U.S. and Canada (collectively “North America”), each of which consists of customers that have similar characteristics. Therefore, the Company has determined that it has two operating segments, U.S. and Canada, which aggregate to one reportable segment. Additionally, the Company presents its segment reporting information based on business operations for each of the two geographic areas in which it operates and also by major product category.
Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales:
United States	$3,934.5	$3,821.0	$7,348.9	$7,283.3
Canada	390.1	391.5	716.7	722.8
Corporate(1)	14.4	14.0	27.5	26.3
Total	$4,339.0	$4,226.5	$8,093.1	$8,032.4

Income before income taxes:
United States	$31.3	$25.0	$40.6	$28.8
Canada	2.1	2.5	3.9	3.2
Corporate(2)	(9.2)	(12.1)	(18.5)	(18.4)
Total	$24.2	$15.4	$26.0	$13.6

Interest expense, net:(3)
United States	$12.8	$13.4	$25.8	$27.2
Canada	0.3	0.2	0.8	0.5
Corporate(4)	(9.9)	(10.2)	(20.0)	(20.5)
Total	$3.2	$3.4	$6.6	$7.2

Depreciation and amortization:
United States	$10.9	$10.5	$21.4	$20.7
Canada	0.6	0.6	1.2	1.2
Corporate(5)	4.0	3.7	8.3	7.7
Total	$15.5	$14.8	$30.9	$29.6

Capital expenditures:
United States	$3.5	$2.1	$8.5	$8.5
Canada	0.6	0.2	0.7	0.7
Total	$4.1	$2.3	$9.2	$9.2
___________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.

(3)	Includes $0.1 million and $0.2 million of interest income for the three and six months ended June 30, 2019, respectively.

(4)	Consists primarily of intercompany eliminations for interest.

(5)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2019	December 31, 2018
Identifiable assets:
United States	$1,807.7	$1,528.6
Canada	130.1	137.5
Total	$1,937.8	$1,666.1

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2019	2018	2019	2018
Cigarettes	$2,834.0	$2,842.7	$5,301.5	$5,380.2
Food	456.2	426.9	837.8	818.4
Fresh	129.6	121.4	240.3	232.3
Candy	275.8	259.9	513.1	501.2
Other tobacco products	368.5	360.9	698.5	691.4
Health, beauty & general	216.9	160.5	404.3	312.0
Beverages	56.9	53.3	96.3	92.4
Equipment/other	1.1	0.9	1.3	4.5
Total food/non-food products	1,505.0	1,383.8	2,791.6	2,652.2
Total net sales	$4,339.0	$4,226.5	$8,093.1	$8,032.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our Business
Core-Mark is one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 43,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, big box or supercenter stores, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. As of June 30, 2019, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).
Second Quarter Overview
Our net sales in the second quarter of 2019 were $4,339.0 million compared to $4,226.5 million for the same period in 2018, an increase of 2.7%, or $112.5 million. The increase in net sales for the second quarter of 2019 was due primarily to a 7.5% increase in sales of food/non-food to existing customers, net market share gains and increases in cigarette prices. The increase in food/non-food sales to existing customers was driven primarily by strong growth in alternative nicotine products and increases in the fresh, food, candy and beverage product categories. Sales growth of alternative nicotine products, which has been strong for the past twelve months, may not continue at the same level going forward.
Gross profit in the second quarter of 2019 increased 10.1%, or $22.0 million, to $238.9 million from $216.9 million for the same period in 2018, driven primarily by the increase in food/non-food sales to existing customers, including strong growth in alternative nicotine products and food, partially offset by a decline in cigarette cartons sold.
Gross profit margin increased 38 basis points to 5.51% of total net sales during the second quarter of 2019 from 5.13% for the same period in 2018. Gross profit margin benefited from a shift in sales mix toward higher margin food/non-food items and the success of our strategic pricing initiatives.
Operating expenses in the second quarter of 2019 increased 6.0%, or $11.9 million, to $210.5 million from $198.6 million for the same period in 2018. The increase was due primarily to higher distribution expenses compared to the second quarter of 2018 and incremental costs related to the relocation of our headquarters. Operating expenses were 4.9% of total net sales for the second quarter of 2019 compared to 4.7% of total net sales for the same period in 2018. Operating expenses were 86.8% of remaining gross profit(1) for the second quarter of 2019, compared to 90.1% of remaining gross profit for the same period in 2018. The decrease in operating expenses as a percentage of remaining gross profit was due primarily to the increase in gross profit for the quarter and efficiencies in our warehouse operations, offset by the items mentioned above.
Net income in the second quarter of 2019 increased $6.7 million, to $17.7 million from net income of $11.0 million for the same period in 2018. Adjusted EBITDA(1) increased $11.1 million, or 26.2%, to $53.5 million for the second quarter of 2019 from $42.4 million for the same period in 2018. The increases in net income and Adjusted EBITDA were due primarily to the growth in gross profit, resulting from increases in food/non-food sales and margins, and operating expense leverage.

___________________

(1)
Adjusted EBITDA and operating expenses as a percentage of remaining gross profit are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Information.”

Business Strategy Overview
Core-Mark’s mission is to be the most valued marketer of food, fresh and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry leading category management solutions and leveraging our cost structure. The wholesale convenience retail industry remains highly fragmented, supporting significant opportunities for both organic growth and growth through strategic acquisitions. Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, one of two national convenience retail distributors in the U.S. and the largest in Canada, and represents an estimated 7% market share of the in-store sales of convenience stores in North America.
Our growth initiatives include growing same store sales, gaining share of the more than 180,000 North American convenience stores and being opportunistic with acquisition opportunities. Our focus on providing industry leading category management solutions to our customers positions us to partner with retailers in an effort to increase their sales and profits. We offer a wide array of innovative, data-based marketing solutions for our customers to leverage in their pursuit of satisfying consumer demand. Whether it be our fresh or food offering, the benefits of our store specific marketing recommendations or the latest in ordering technologies, we are constantly working to lead the industry in the category management space. The final lever of our strategic framework is focused on leveraging costs. Core-Mark is actively engaged in efforts to increase the leverage of our operating cost structure through a range of initiatives, including technology investments, process improvement and employee engagement.
We believe consistent execution on the aforementioned strategic priorities will position Core-Mark as the leader in convenience retail distribution and provides a strong pathway to achieve sustainable shareholder returns.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2019			June 30, 2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$112.5	$4,339.0	100.0%	—%	$4,226.5	100.0%	—%
Net sales — Cigarettes	(8.7)	2,834.0	65.3	59.7	2,842.7	67.3	61.6
Net sales — Food/Non-food	121.2	1,505.0	34.7	40.3	1,383.8	32.7	38.4
Net sales, less excise taxes (non-GAAP)(2)	144.1	3,470.2	80.0	100.0	3,326.1	78.7	100.0
Gross profit(3)	22.0	238.9	5.5	6.9	216.9	5.1	6.5
Warehousing and distribution expenses	8.9	143.2	3.3	4.1	134.3	3.2	4.0
Selling, general and administrative expenses	2.9	64.6	1.5	1.9	61.7	1.5	1.9
Amortization of intangible assets	0.1	2.7	0.1	0.1	2.6	0.1	0.1
Income from operations	10.1	28.4	0.7	0.8	18.3	0.4	0.6
Interest expense, net	(0.2)	(3.2)	(0.1)	(0.1)	(3.4)	(0.1)	(0.1)
Foreign currency transaction (losses) gains, net	(1.5)	(1.0)	—	—	0.5	—	—
Income before income taxes	8.8	24.2	0.6	0.7	15.4	0.4	0.5
Net income	6.7	17.7	0.4	0.5	11.0	0.3	0.3
Adjusted EBITDA (non-GAAP)(4)	11.1	53.5	1.2	1.5	42.4	1.0	1.3
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”
Net Sales. Net sales in the second quarter of 2019 increased by $112.5 million, or 2.7%, to $4,339.0 million, from $4,226.5 million for the same period in 2018. The increase in net sales was driven primarily by growth in food/non-food sales to existing customers, including strong growth in alternative nicotine products, manufacturers’ price increases of cigarettes and net market share gains, partially offset by a decrease in cigarette carton sales.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2019 decreased by $8.7 million, or 0.3%, to $2,834.0 million from $2,842.7 million for the same period in 2018, driven primarily by a 3.0% decrease in carton sales, partially offset by a 2.9% increase in the average sales price per carton due primarily to increases in cigarette manufacturers’ prices. Cigarette carton sales decreased by 2.8% and 5.9% in the U.S. and Canada, respectively, driven by a decline in the general consumption of cigarettes, partially offset by net market share gains.
We believe long-term cigarette consumption will continue to be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance, sales through illicit markets and the increase in use of alternative nicotine products. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historically, industry data indicates that convenience retailers have more than offset cigarette volume profit declines through higher sales of other nicotine products, fresh and food service, and other food/non-food products.
Net cigarette sales as a percentage of total net sales was 65.3% in the second quarter of 2019 compared to 67.3% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2019 increased $121.2 million, or 8.8%, to $1,505.0 million from $1,383.8 million for the same period in 2018.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	June 30,		Increase (Decrease)
Product Category	2019	2018	Amounts	Percentage
Food	$456.2	$426.9	$29.3	6.9%
Fresh	129.6	121.4	8.2	6.8%
Candy	275.8	259.9	15.9	6.1%
OTP	368.5	360.9	7.6	2.1%
Health, beauty & general	216.9	160.5	56.4	35.1%
Beverages	56.9	53.3	3.6	6.8%
Equipment/other	1.1	0.9	0.2	22.2%
Total food/non-food Products	$1,505.0	$1,383.8	$121.2	8.8%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the second quarter of 2019 was driven primarily by an increase of 7.5% in sales to existing customers and net market share gains. Our health, beauty & general category sales benefited from the increasing popularity of alternative nicotine products. We believe the overall trend toward the increased use of alternative nicotine and smokeless tobacco products will continue, and will partially offset the impact of the expected long-term decline of cigarette consumption. Sales growth in our OTP category was impacted by a manufacturer shortage of cigars; excluding cigars, OTP sales increased 6.6% for the second quarter of 2019.
Net sales of food/non-food products as a percentage of total net sales was 34.7% for the second quarter of 2019 compared to 32.7% for the same period in 2018.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the second quarter of 2019 increased $22.0 million, or 10.1%, to $238.9 million from $216.9 million for the same period in 2018, driven primarily by incremental sales of food/non-food to existing customers, including strong growth in alternative nicotine products and net market share gains, partially offset by the decline in cigarette cartons sold to existing customers.
Gross profit margin increased 38 basis points to 5.51% of total net sales during the second quarter of 2019 from 5.13% for the same period in 2018. The increase in gross profit margin was driven primarily by the overall shift in sales mix toward higher margin food/non-food items, driven in part by strong growth of alternative nicotine product sales and higher margins in the food category, partially offset by cigarette price inflation.
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
Our cigarette inventory holding gains were $3.8 million in the second quarter of 2019 compared to $3.5 million for the same period in 2018. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $7.4 million for the second quarter of 2019 compared to $6.9 million for the same period of 2018. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense.
The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2019			June 30, 2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$112.5	$4,339.0	100.0%	—%	$4,226.5	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	144.1	3,470.2	80.0	100.0	3,326.1	78.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$0.3	$3.8	0.09%	0.10%	$3.5	0.08%	0.11%
LIFO expense	(0.5)	(7.4)	(0.17)	(0.21)	(6.9)	(0.16)	(0.21)
Remaining gross profit (non-GAAP)(4)	22.2	242.5	5.59	6.99	220.3	5.21	6.62
Gross profit	$22.0	$238.9	5.51%	6.88%	$216.9	5.13%	6.52%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)
For 2019, the $3.8 million of cigarette inventory holding gains were all attributable to the U.S. For 2018, $2.7 million and $0.8 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), increased $22.2 million, or 10.1%, to $242.5 million for the second quarter of 2019 from $220.3 million for the same period in 2018. Remaining gross profit margin was 5.59% in the second quarter of 2019 compared to 5.21% for the same period in 2018.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $0.2 million, or 0.4%, to $57.4 million for the second quarter of 2019 from $57.6 million for the same period in 2018. A 3.0% decline in cigarette carton sales was offset by a 2.7% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), increased $22.4 million, or 13.8%, to $185.1 million for the second quarter of 2019 from $162.7 million the same period in 2018. Food/non-food remaining gross profit margin in the second quarter of 2019 increased to 12.30% from 11.76% for the same period in 2018, driven primarily by an increase in sales of higher-margin alternative nicotine products, higher margins in our food category and our strategic pricing initiative.
For the second quarter of 2019, our remaining gross profit for food/non-food products was 76.3% of our total remaining gross profit compared to 73.9% for the same period in 2018.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the second quarter of 2019, operating expenses increased by $11.9 million, or 6.0%, to $210.5 million from $198.6 million for the same period in 2018. The increase in operating expenses was due primarily to higher distribution expenses and costs related to the relocation of our corporate headquarters. As a percentage of total net sales, operating expenses were 4.9% for the second quarter of 2019 compared to 4.7% for the same period in 2018. Operating expenses were 86.8% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2019, compared to 90.1% of remaining gross profit for the same period in 2018. Operating expenses as a percentage of remaining gross profit was favorably impacted by the sales mix shift to higher-margin food/non-food products and efficiencies in our warehouse operations, offset by the items mentioned above.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $8.9 million, or 6.6%, to $143.2 million in the second quarter of 2019 from $134.3 million for the same period in 2018. Warehousing and distribution expenses were 3.3% of total net sales for the second quarter of 2019 compared to 3.2% of total net sales for the same period in 2018. Warehouse and distribution expenses were 59.1% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2019, compared to 61.0% of remaining gross profit for the same period in 2018. Increases in warehouse productivity were offset by higher distribution expenses.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.9 million, or 4.7%, to $64.6 million in the second quarter of 2019 from $61.7 million for the same period in 2018. SG&A expenses were 1.5% of total net sales for the second quarter of 2019 and 2018. SG&A was 26.6% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the second quarter of 2019 compared to 28.0% of remaining gross profit for the same period in 2018. The second quarter of 2019 included $1.6 million of incremental costs related to the relocation of our headquarters and the second quarter of 2018 included a $1.0 million charge related to a legal settlement.
Amortization Expense. Amortization expense increased $0.1 million, or 3.8%, in the second quarter of 2019 to $2.7 million from $2.6 million for the same period in 2018.
Interest Expense, Net. Interest expense, net, includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net decreased $0.2 million, or 5.9%, in the second quarter of 2019, to $3.2 million from $3.4 million for the same period in 2018. The decrease in net interest expense was due primarily to lower average borrowings during the second quarter of 2019, partially offset by an increase in the average borrowing rate. Average borrowings in the second quarter of 2019 were $235.2 million with a weighted-average interest rate of 3.7% compared to average borrowings of $316.2 million with a weighted-average interest rate of 3.1% for the same period in 2018.
Foreign Currency Transaction (Losses) Gains, Net.  We recognized a foreign currency loss of $1.0 million in the second quarter of 2019 compared to a gain of $0.5 million for the same period in 2018. The change was due primarily to fluctuations in our net intercompany borrowing position and the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the second quarter of 2019, we recognized an income tax provision of $6.5 million compared to $4.4 million for the same period in 2018. We currently expect our effective tax rate to be approximately 25% for 2019.
Adjusted EBITDA. Adjusted EBITDA increased $11.1 million, or 26.2%, to $53.5 million for the second quarter of 2019 from $42.4 million for the same period last year, driven primarily by incremental gross profit generated from increases in food/non-food sales and margins, and operating expense leverage (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).

Results of Operations
Comparison of the Six Months Ended June 30, 2019 and 2018 (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2019			June 30, 2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$60.7	$8,093.1	100.0%	—%	$8,032.4	100.0%	—%
Net sales — Cigarettes	(78.7)	5,301.5	65.5	82.1	5,380.2	67.0	61.2
Net sales — Food/Non-food	139.4	2,791.6	34.5	43.2	2,652.2	33.0	38.8
Net sales, less excise taxes (non-GAAP)(2)	134.9	6,455.6	79.8	100.0	6,320.7	78.7	100.0
Gross profit(3)	30.4	447.1	5.5	6.9	416.7	5.2	6.6
Warehousing and distribution expenses	10.8	277.4	3.4	4.3	266.6	3.3	4.2
Selling, general and administrative expenses	5.4	130.5	1.6	2.0	125.1	1.6	2.0
Amortization of intangible assets	0.3	5.4	0.1	0.1	5.1	0.1	0.1
Income from operations	13.9	33.8	0.4	0.5	19.9	0.2	0.3
Interest expense, net	(0.6)	(6.6)	(0.1)	(0.1)	(7.2)	(0.1)	(0.1)
Foreign currency transaction (losses) gains, net	(2.1)	(1.2)	—	—	0.9	—	—
Income before income taxes	12.4	26.0	0.3	0.4	13.6	0.2	0.2
Net income	9.3	19.0	0.2	0.3	9.7	0.1	0.2
Adjusted EBITDA (non-GAAP)(4)	16.5	83.2	1.0	1.3	66.7	0.8	1.1
___________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”
Net Sales. Net sales for the six months ended June 30, 2019 increased by $60.7 million, or 0.8%, to $8,093.1 million, from $8,032.4 million for the same period in 2018. The increase in net sales was driven primarily by growth in sales of food/non-food to existing customers, cigarette manufacturer price increases and net market share gains. The increases in net sales were offset by a decrease in cigarette carton sales to existing customers, the expiration of the Kum & Go (“K&G”) distribution agreement in April 2018 and the transition of certain Rite-Aid stores, which were acquired by Walgreens, as well as one less selling day in 2019 compared to the same period in 2018.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2019 decreased by $78.7 million, or 1.5%, to $5,301.5 million from $5,380.2 million for the same period in 2018. The decrease in cigarette net sales was driven primarily by a 4.8% decline in carton sales, partially offset by a 3.4% increase in the average sales price per carton. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers’ prices. Cigarette carton sales decreased by 4.6% and 7.0% in the U.S. and Canada, respectively, driven primarily by a decline in the general consumption of cigarettes and the transition of certain Rite-Aid stores compared to the first half of 2018, partially offset by market share gains.
Net cigarette sales as a percentage of total net sales was 65.5% for the six months ended June 30, 2019 compared to 67.0% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2019 increased $139.4 million, or 5.3%, to $2,791.6 million from $2,652.2 million for the same period in 2018.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Six Months Ended
	June 30,		Increase (Decrease)
Product Category	2019	2018	Amounts	Percentage
Food	$837.8	$818.4	$19.4	2.4%
Fresh	240.3	232.3	8.0	3.4%
Candy	513.1	501.2	11.9	2.4%
OTP	698.5	691.4	7.1	1.0%
Health, beauty & general	404.3	312.0	92.3	29.6%
Beverages	96.3	92.4	3.9	4.2%
Equipment/other	1.3	4.5	(3.2)	(71.1)%
Total food/non-food Products	$2,791.6	$2,652.2	$139.4	5.3%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the six months ended June 30, 2019 was driven primarily by an increase of 7.1% in sales to existing customers, as well as net market share gains, partially offset by the expiration of our distribution agreement with K&G, the transition of certain Rite-Aid stores and one less selling day in 2019 compared to the same period in 2018. Our health, beauty & general category sales benefited from the increasing popularity of alternative nicotine products. We believe the overall trend toward the increased use of alternative nicotine and smokeless tobacco products will continue and will partially offset the impact of the expected long-term decline of cigarette consumption. Sales growth in our OTP category was impacted by a manufacturer shortage of cigars; excluding cigars, OTP sales increased 3.9% for the first half of 2019.
Net sales of food/non-food products as a percentage of total net sales was 34.5% for the six months ended June 30, 2019 compared to 33.0% for the same period in 2018.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit for the six months ended June 30, 2019 increased $30.4 million, or 7.3%, to $447.1 million from $416.7 million for the same period in 2018. The increase in gross profit was driven primarily by incremental sales of food/non-food to existing customers, including strong growth in alternative nicotine products and net market share gains, partially offset by a decline in cigarette cartons sold.
Gross profit margin increased 33 basis points to 5.52% of total net sales for the six months ended June 30, 2019 from 5.19% for the same period in 2018. The increase in gross profit margin was driven primarily by the shift in sales mix toward higher- margin food/non-food items partially offset by cigarette price inflation.
Our cigarette inventory holding gains were $12.6 million for the six months ended June 30, 2019 compared to $10.6 million for the same period in 2018. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $14.4 million for the six months ended June 30, 2019 compared to $12.8 million for the same period of 2018. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2019			June 30, 2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$60.7	$8,093.1	100.0%	—%	$8,032.4	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	134.9	6,455.6	79.8	100.0	6,320.7	78.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$2.0	$12.6	0.15%	0.20%	$10.6	0.13%	0.16%
LIFO expense	(1.6)	(14.4)	(0.18)	(0.22)	(12.8)	(0.16)	(0.20)
Remaining gross profit (non-GAAP)(4)	30.0	448.9	5.55	6.95	418.9	5.22	6.63
Gross profit	$30.4	$447.1	5.52%	6.93%	$416.7	5.19%	6.59%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)
For the six months ended June 30, 2019, $11.2 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same periods in 2018, $8.2 million and $2.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), increased $30.0 million, or 7.2%, to $448.9 million for the six months ended June 30, 2019 from $418.9 million for the same period in 2018. Remaining gross profit margin was 5.55% for the six months ended June 30, 2019 compared to 5.22% for the same period in 2018.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $0.7 million, or 0.7%, to $105.5 million for the six months ended June 30, 2019 from $106.2 million for the same period in 2018. Cigarette remaining gross profit per carton increased 4.3% for the six months ended June 30, 2019 compared to the same period in 2018, driven primarily by higher manufacturers’ discounts as a result of the increase in cigarette prices.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), increased $30.7 million, or 9.8%, to $343.4 million for the six months ended June 30, 2019 from $312.7 million the same period in 2018. Food/non-food remaining gross profit margin for the six months ended June 30, 2019 was 12.30% compared to 11.79% for the same period in 2018. The increase in food/non-food remaining gross profit margin was driven primarily by an increase in sales of higher-margin alternative nicotine products and higher margins in our food and candy categories.
For the six months ended June 30, 2019, our remaining gross profit for food/non-food products was 76.5% of our total remaining gross profit compared to 74.6% for the same period in 2018.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. For the six months ended June 30, 2019, operating expenses increased by $16.5 million, or 4.2%, to $413.3 million from $396.8 million for the same period in 2018. The increase was due primarily to higher distribution expenses, costs related to the relocation of our headquarters and an increase in bad debt expense. As a percentage of total net sales, total operating expenses increased approximately 20 basis points to 5.1% for the six months ended June 30, 2019 compared to 4.9% for the same period in 2018. Operating expenses were 92.1% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2019, compared to 94.7% of remaining gross profit for the same period in 2018. Operating expenses as a percentage of remaining gross profit was favorably impacted by the sales mix shift to higher-margin food/non-food products, an increase in warehouse productivity and SG&A cost containment.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $10.8 million, or 4.1%, to $277.4 million for the six months ended June 30, 2019 from $266.6 million for the same period in 2018. The increase in warehousing and distribution expenses for the six months ended June 30, 2019 was due primarily to higher distribution and workers’ compensation costs. As a percentage of total net sales, warehousing and distribution expenses increased approximately 10 basis points to 3.4% for the six months ended June 30, 2019 compared to 3.3% for the same period in 2018. Warehouse and distribution expenses were 61.8% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2019, compared to 63.6% of remaining gross profit for the same period in 2018.
Selling, General and Administrative Expenses. SG&A expenses increased $5.4 million, or 4.3%, for the six months ended June 30, 2019, to $130.5 million from $125.1 million for the same period in 2018. The increase in SG&A expenses for the six months ended June 30, 2019 was due primarily to $2.2 million of incremental costs related to the relocation of our headquarters and $2.0 million of legacy bad debt expense. As a percentage of net sales, SG&A expenses were 1.6% for each of the six months ended June 30, 2019 and 2018. SG&A was 29.1% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2019, compared to 29.9% of remaining gross profit for the same period in 2018.
Amortization Expense. Amortization expense increased $0.3 million, or 5.9%, for the six months ended June 30, 2019, to $5.4 million from $5.1 million for the same period in 2018.
Interest Expense, Net. Interest expense, net decreased $0.6 million, or 8.3%, to $6.6 million for the six months ended June 30, 2019, from $7.2 million for the same period in 2018. The decrease in net interest expense was due primarily to lower average borrowings, partially offset by an increase in the average borrowing rate. Average borrowings for the six months ended June 30, 2019 were $256.3 million, with a weighted-average interest rate of 3.7%, compared to average borrowings of $388.7 million and a weighted-average interest rate of 2.9% for the same period in 2018.
Foreign Currency Transaction (Losses) Gains, Net.  We recognized a foreign currency loss of $1.2 million for the six months ended June 30, 2019 compared to a gain of $0.9 million for the same period in 2018. The change was due primarily to fluctuations in our net intercompany borrowing positions and the Canadian/U.S. exchange rate.
Income Taxes. For the six months ended June 30, 2019, we recognized an income tax provision of $7.0 million compared with a provision of $3.9 million for the same period in 2018. We currently expect our effective tax rate to be approximately 25% for 2019.
Adjusted EBITDA. Adjusted EBITDA increased $16.5 million, or 24.7%, to $83.2 million for the six months ended June 30, 2019 from $66.7 million for the same period last year driven primarily by the growth in food/non-food gross profit and operating expense leverage (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).

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
(vii) Operating expenses (and the components thereof) as a percentage of remaining gross profit is a non-GAAP financial measures, which is used by management to measure operating leverage. Although management also uses operating expenses as a percentage of net sales, this metric may be impacted on a comparable basis by, among other items, excise taxes, changes in manufacturers’ prices (including inflation), and our continuing trend in sales mix shift from cigarettes to higher-margin food/non-food items which have substantially lower selling prices.

The following table reconciles Adjusted EBITDA to net income, its most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
Net income	$17.7	$11.0	60.9%	$19.0	$9.7	95.9%
Interest expense, net(2)	3.2	3.4		6.6	7.2
Provision for income taxes	6.5	4.4		7.0	3.9
Depreciation and amortization	15.5	14.7		30.9	29.6
LIFO expense	7.4	6.9		14.4	12.8
Stock-based compensation expense	2.2	2.5		4.1	4.4
Foreign currency transaction losses (gains), net	1.0	(0.5)		1.2	(0.9)
Adjusted EBITDA (non-GAAP)	$53.5	$42.4	26.2%	$83.2	$66.7	24.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)	Interest expense, net, is reported net of interest income.
The following tables reconcile net sales, less excise taxes to net sales, and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$4,339.0	$4,226.5	$8,093.1	$8,032.4
Excise taxes	(868.8)	(900.4)	(1,637.5)	(1,711.7)
Net sales, less excise taxes (non-GAAP)	$3,470.2	$3,326.1	$6,455.6	$6,320.7

Gross profit	$238.9	$216.9	$447.1	$416.7
Cigarette inventory holding gains	(3.8)	(3.5)	(12.6)	(10.6)
LIFO expense	7.4	6.9	14.4	12.8
Remaining gross profit (non-GAAP)	$242.5	$220.3	$448.9	$418.9

Gross profit %	5.51%	5.13%	5.52%	5.19%
Gross profit % less excise taxes (non-GAAP)	6.88%	6.52%	6.93%	6.59%
Remaining gross profit % (non-GAAP)	5.59%	5.21%	5.55%	5.22%
Remaining gross profit % less excise taxes (non-GAAP)	6.99%	6.62%	6.95%	6.63%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cigarettes:
Net sales	$2,834.0	$2,842.7	$5,301.5	$5,380.2
Excise taxes	(762.0)	(795.4)	(1,435.3)	(1,510.2)
Net sales, less excise taxes (non-GAAP)	$2,072.0	$2,047.3	$3,866.2	$3,870.0

Gross profit	$54.8	$56.0	$106.1	$106.7
Cigarette inventory holding gains	(3.8)	(3.5)	(12.6)	(10.6)
LIFO expense	6.4	5.1	12.0	10.1
Remaining gross profit (non-GAAP)	$57.4	$57.6	$105.5	$106.2

Gross profit %	1.93%	1.97%	2.00%	1.98%
Gross profit % less excise taxes (non-GAAP)	2.64%	2.74%	2.74%	2.76%
Remaining gross profit % (non-GAAP)	2.03%	2.03%	1.99%	1.97%
Remaining gross profit % less excise taxes (non-GAAP)	2.77%	2.81%	2.73%	2.74%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Food/Non-food:
Net sales	$1,505.0	$1,383.8	$2,791.6	$2,652.2
Excise taxes	(106.8)	(105.0)	(202.2)	(201.5)
Net sales, less excise taxes (non-GAAP)	$1,398.2	$1,278.8	$2,589.4	$2,450.7

Gross profit	$184.1	$160.9	$341.0	$310.0
LIFO expense	1.0	1.8	2.4	2.7
Remaining gross profit (non-GAAP)	$185.1	$162.7	$343.4	$312.7

Gross profit %	12.23%	11.63%	12.22%	11.69%
Gross profit % less excise taxes (non-GAAP)	13.17%	12.58%	13.17%	12.65%
Remaining gross profit % (non-GAAP)	12.30%	11.76%	12.30%	11.79%
Remaining gross profit % less excise taxes (non-GAAP)	13.24%	12.72%	13.26%	12.76%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages) (1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross profit	$238.9	$216.9	$447.1	$416.7
Cigarette inventory holding gains	(3.8)	(3.5)	(12.6)	(10.6)
LIFO expense	7.4	6.9	14.4	12.8
Remaining gross profit (non-GAAP)	$242.5	$220.3	$448.9	$418.9

Warehousing and distribution expenses	$143.2	$134.3	$277.4	$266.6
Selling, general and administrative expenses	64.6	61.7	130.5	125.1
Amortization of intangible assets	2.7	2.6	5.4	5.1
Total operating expenses	$210.5	$198.6	$413.3	$396.8

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	59.1%	61.0%	61.8%	63.6%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	26.6%	28.0%	29.1%	29.9%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	1.2%	1.2%	1.2%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	86.8%	90.1%	92.1%	94.7%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

Liquidity and Capital Resources
Our cash and cash equivalents were $33.3 million and $27.3 million as of June 30, 2019 and December 31, 2018, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2019, our cash flows provided by operating activities were $30.8 million. Subject to borrowing base limitations, we had $407.2 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of June 30, 2019.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $30.8 million for the six months ended June 30, 2019 compared to $169.3 million of net cash provided for the same period in 2018, a decrease of $138.5 million. The decrease was primarily attributable to changes in working capital during the comparative periods.
Working capital used cash of $42.9 million for the six months ended June 30, 2019, compared to provided $110.6 million of cash for the six months ended June 30, 2018, a decrease of $153.5 million. These contributions for the comparative periods were impacted by, among other items, inventory levels and an increase of receivables due primarily to the timing of sales during the period. The inventory levels for the second quarter may vary depending on the timing of cigarette and other manufacturers’ price increases, and other factors.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
Accounts receivable, net	$(79.3)	$(27.4)	$(51.9)
Other receivables, net	(17.8)	11.1	(28.9)
Inventories, net	89.6	167.6	(78.0)
Deposits, prepayments and other non-current assets	(54.5)	(46.7)	(7.8)
Accounts payable	62.4	55.0	7.4
Cigarette and tobacco taxes payable	(54.1)	(56.6)	2.5
Claims, accrued and other long-term liabilities	10.8	7.6	3.2
Net cash (used in) provided by changes in working capital	$(42.9)	$110.6	$(153.5)
Cash Flows from Investing Activities
Our investing activities used net cash of $11.1 million for the six months ended June 30, 2019 compared to net cash used of $10.4 million for the same period in 2018. Additions to property, plant and equipment were $9.2 million for both of the six months ended June 30, 2019 and 2018. We expect capital expenditures for 2019 to be approximately $30.0 million, which will be utilized primarily for maintenance and expansion projects.
Cash Flows from Financing Activities
Our financing activities used net cash of $13.4 million for the six months ended June 30, 2019 compared to net cash used of $167.6 million for the same period in 2018, a decrease of $154.2 million. Net repayments of our Credit Facility during the six months ended June 30, 2019 were $9.3 million compared to net repayments of $148.2 million for the same period in 2018. The decrease in Credit Facility repayments was in part due to working capital movements described above.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of June 30, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions):

	June 30,	December 31,
	2019	2018
Amounts borrowed, net	$310.7	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	407.2	328.9
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three and six months ended June 30, 2019 were $235.2 million and $256.3 million, respectively, with outstanding amounts borrowed at any one time ranging from $141.7 million to $390.0 million over the six-month period. For the three and six months ended June 30, 2018, average borrowings were $316.2 million and $388.7 million, respectively, with outstanding amounts borrowed at any one time ranging from $232.0 million to $575.0 million over the six-month period.

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
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, did not change materially during the six months ended June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both (a) probable that the liability has been incurred and (b) the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In the opinion of management, the outcome of pending litigation is not expected to have a material effect on the Company’s results of operations, financial condition or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the six months ended June 30, 2019.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 21, 2015).

3.3
Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 23, 2018).

10.1	Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 24, 2019).

10.2
Form of Management Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.3
Form of Management Performance Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.4
Form of Non-Employee Director Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core-Mark Holding Company, Inc.
(Registrant)

August 7, 2019	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)