Form 10-K
period 2019-12-31
Core-Mark Holding Company, Inc.
filed 2020-03-02
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter: $1,788,319,319.
As of February 24, 2020, the registrant had 45,319,522 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2020 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

SEC Regulation - Non-GAAP Information

The financial statements in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and food/non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and food/non-food remaining gross profit margin less excise taxes), (vi) cigarette remaining gross profit per carton, and (vii) operating expenses (and the components thereof) as a percentage of remaining gross profit. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period-to-period evaluation. We also believe these measures allow investors to view the results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in Core-Mark’s underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures used by other companies may not be comparable to ours. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. More information about such measures are included in Item 7 - Non-GAAP Financial Information.

ii

PART I
ITEM 1.     BUSINESS
Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Core-Mark,” “the Company,” “we,” “us,” or “our” refer to Core-Mark Holding Company, Inc. and its subsidiaries.

Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, distribution and logistics services to approximately 42,000 customer locations across the United States (“U.S.”) and Canada through 32 distribution centers (excluding two distribution facilities we operate as a third-party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
Our mission is to be the most valued marketer of fresh, food and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry-leading category management solutions and leveraging our cost structure. We have also been successful in growing our business organically and through strategic acquisitions which have allowed us to expand our distribution network, product selection and customer base.
We operate in an industry where, in 2018, total in-store sales at convenience retail locations across both the U.S. and Canada were approximately $283.9 billion. In the U.S., total in-store sales at convenience locations in 2018 were approximately $242.2 billion, an increase of 2.2% over the prior year, based on the National Association of Convenience Stores (“NACS”) State of the Industry (“SOI”) report. Over the ten years from 2009 through the end of 2018, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 2.9%. The most recent NACS Convenience Industry Store Count noted that the U.S. had approximately 153,000 convenience store locations as of December 31, 2018. Approximately 100,000, or 65%, of the convenience stores in the U.S. are considered independents with ten or fewer stores. In Canada, we estimate that total in-store sales at convenience locations in 2018 were approximately CAD $55.3 billion generated through approximately 26,000 stores, based on the Convenience Industry Council of Canada 2019 SOI report.
Core-Mark is one of two national distributors to the convenience store industry in the U.S. and is the largest in Canada. Our established national market presence rests primarily with our ability to service customers in every geographic region within the U.S. through 27 distribution centers and to service customers in Canada through our five Canadian distribution centers. We offer a wide array of products, marketing programs and services that leverage our scale to assist our customers in growing their business. Our leading category management strategies including our Vendor Consolidation Initiative (“VCI”), Focused Marketing Initiative (“FMI”) and “Fresh” products and food service programs have a proven track record of helping our customers grow their sales and profits at an accelerated rate. We believe this gives us a strong competitive advantage in the North American convenience retail industry.
Company Highlights
In 2019, we achieved the following significant accomplishments:

•	Record net sales of $16.7 billion.

•	Our net income increased 26.8% to $57.7 million.

•	Adjusted EBITDA increased 15.8% to $190.7 million.
Our growth has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 7% market share of North American in-store convenience store sales, and to take advantage of growth opportunities with other retail store formats.

Business Strategy Overview
Our objective is to increase overall return to stockholders by growing faster and more profitable than our industry, being the industry leader in category management solutions and leveraging operating costs to increase profitability. As one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America with a track record of effectively selling into other retail channels, we believe we are well-positioned to meet this objective moving forward. Our business strategy includes the following initiatives, designed to further enhance the value we provide to our retail customers:

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
Center of Excellence (“COE”). During the first quarter of 2020, we will open the COE at our Westlake, Texas campus. The COE is a dynamic collaboration space for leaders in the convenience retail channel designed to inspire, educate and challenge visitors to think big. Within the 14,000 sq. ft. space, we have created an environment that combines forward-looking consumer trends with real time data, which will allow us to align with our customers and define the future of convenience. The COE is physically designed with five unique hubs – Insights and Data Center, Collaboration Hub, Store Innovation, Culinary Test Kitchen and People Training Facility – to deliver an immersive experience for convenience retailers and strategic vendors.
Acquisitions and Expansion. We believe there remains a significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions and the continued expansion of our facility infrastructure. We completed six acquisitions and added three primary distribution centers between 2010 and 2019, which expanded our distribution network, product selection and customer base. We will continue to be opportunistic in pursuing acquisitions that allow further leveraging of our geographic footprint and bring Fresh Products, Food Service and our other category management solutions to a broader customer base.
Competitive Strengths
We believe we have the following fundamental competitive strengths, which form the foundation for our business strategy:
Innovation and Flexibility. Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. Our capability to increase sales and profitability with existing and new customers is based on our ability to deliver consistently high levels of service, innovative category management and marketing programs, technology solutions and logistics support. We believe we are the best in class at capitalizing on emerging trends and bringing retailers our unique category management solutions such as fresh foods, food service solutions and healthier options, as well as our VCI and FMI initiatives.
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
Customers
We service approximately 42,000 customer locations in all 50 states in the U.S., five Canadian provinces and two Canadian territories. Our primary customer base consists of traditional convenience stores, as well as alternative outlets selling consumer packaged goods. Our traditional convenience store customers include many of the major national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, mass merchants, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, hardware stores, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for approximately 40% of our net sales in 2019 including Murphy U.S.A., our largest customer, which accounted for 12.5% of our total net sales.
Products
We purchase a variety of brand name and private label products, representing approximately 62,000 stock keeping units (“SKUs”), from suppliers and manufacturers. Cigarette products represent less than 5% of our total SKUs purchased. We offer customers a variety of food/non-food products, including, candy, snacks, groceries, food, including fresh products, dairy, bread, beverages, other tobacco products, alternative nicotine products, general merchandise, and health and beauty care products.
Below is a comparison of our net sales mix by primary product category for the last three years (in millions, except percentages):

	Year Ended December 31,
	2019		2018		2017
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$10,892.7	65.3%	$10,974.5	66.9%	$10,887.4	69.4%
Food	1,746.4	10.5	1,659.0	10.1	1,561.1	10.0
Fresh	502.8	3.0	474.2	2.9	436.3	2.8
Candy	1,039.0	6.2	992.0	6.1	833.4	5.3
Other tobacco products (“OTP”)	1,438.9	8.6	1,387.2	8.5	1,272.3	8.1
Health, beauty & general	847.2	5.1	711.5	4.3	513.3	3.3
Beverages	202.1	1.2	191.0	1.2	183.4	1.1
Equipment/other	1.4	—	5.9	—	0.4	—
Total food/non-food products	5,777.8	34.7%	5,420.8	33.1%	4,800.2	30.6%
Total net sales	$16,670.5	100.0%	$16,395.3	100.0%	$15,687.6	100.0%
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. Net sales of the cigarettes category declined 0.7% in 2019 to $10,892.7 million, accounting for approximately 65.3% of our total net sales and 23.0% of our total gross profit. We control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities. Daily replenishment of inventory and brand selection is controlled by our distribution centers.
In 2019, our cigarette carton sales in the U.S. and Canada decreased 3.6% and 6.9%, respectively, which was partially offset by a 3.2% increase in the average sales price per carton. The decrease in carton sales in the U.S. was driven primarily by a decline in the general consumption of cigarettes, and the transition of certain Rite-Aid stores in the first half of 2018, partially offset by market share gains. The increase in the average sales price per carton was due primarily to increases in cigarette manufacturers’ prices and increases in excise taxes in certain jurisdictions.
In the industry overall, U.S. and Canadian cigarette consumption steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association (“TMA”), total cigarette consumption in the U.S. declined from 316 billion cigarettes in 2009 to 239 billion cigarettes in 2018, or a compounded annual decline of approximately 2.8%. Total cigarette consumption declined in Canada from 27 billion cigarettes in 2009 to 23 billion cigarettes in 2018, or a compounded annual decline of approximately 1.6% based on statistics provided by the TMA. More recently, a greater decline in total cigarette consumption has been offset by consumption of alternative nicotine products and OTP. Although we anticipate overall cigarette consumption will continue to decline, we expect to offset these declines through continued growth in our non-cigarette categories including alternative nicotine products and OTP, market share expansion and incremental gross profit from cigarette manufacturer price increases. We expect cigarette manufacturers will continue to raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by various states, localities and provinces. We collect state, local, and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales includes amounts related to state, local and provincial excise taxes which were $3.3 billion for 2019, and $3.5 billion in both 2018 and 2017.
Food/Non-food Products. Our food products include food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, alternative nicotine products, health and beauty care products, general merchandise and equipment. Net sales of the combined food/non-food product categories grew 6.6% in 2019 to $5,777.8 million, which was 34.7% of our total net sales. The increase was driven primarily by incremental sales to existing customers and net market share gains. Sales generated from Fresh, VCI and FMI were the primary drivers of increased sales to existing customers. Our health, beauty & general category continued to benefit from the increasing popularity of alternative nicotine delivery products, which are included in this category. We believe, in the near term, the overall trend toward the increased use of alternative nicotine delivery products and other tobacco products will continue and offset the impact of the expected long-term decline of cigarette consumption. However, the regulatory environment surrounding alternative nicotine products is uncertain and the enactment of regulations and other laws at the federal, state and local level could have a material impact on the availability of and our ability to sell such products.
Gross profit for food/non-food categories grew $69.9 million, or 10.9%, to $711.8 million in 2019, which was 77.0% of our total gross profit. Our strategy is to continue to grow sales of food/non-food products through our category management solutions including Fresh and Food Service, VCI and FMI. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, Fresh and VCI, focus primarily on the highest margin categories in the food/non-food group. We believe there is an increasing trend toward purchases of quality fresh food, “healthy for you” and food service items from convenience and other retail store formats. Combined sales of our Food and Fresh categories grew $116.0 million, or 5.4%, to $2,249.2 million in 2019 driven primarily by this trend, as well as net market share gains. Sales of OTP increased $51.7 million, or 3.7%, while the health, beauty & general category increased $135.7 million or 19.1%, driven primarily by the increasing popularity of alternative nicotine products.
Suppliers
We purchase products for resale from approximately 3,300 active trade suppliers and manufacturers located across the U.S. and Canada. In 2019, we purchased approximately 79% of our products from our top 20 suppliers, with our top two suppliers, Altria Group, Inc. (the parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, accounting for approximately 32% and 22% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a company-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products directly from manufacturers, improving product mix and availability for individual markets.

Operations
As of December 31, 2019, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Twenty-seven of our distribution centers are located in the U.S. and five are located in Canada.
The map below depicts the scope of our operations and the names of our distribution centers.

Vancouver
Richmond
Calgary
Winnipeg
Spokane
Portland
Minneapolis
Canadian
Consolidation Center
Toronto
Northern New England
Southern New England
AMI/ Artic Northeast
Pennsylvania
Ohio
Iowa
Artic Cascade
Sacramento
Hayward
Salt Lake City
Denver
Las Vegas
Bakersfield
Los Angeles
AMI/Artic West
Corona
ADC
Albuquerque
Kentucky
Carolina
AMI/Artic East
Forrest City
Atlanta
Plano
Westlake
Fort Worth
RDC
Tampa
Core-Mark U.S.
Core-Mark Canada
Consolidation Centers
Headquarters
IT Offices
Arizona Distribution Center (ADC)
Retail Distribution Center (RDC)

We operate five consolidation centers which buy products from our suppliers in bulk quantities and then redistribute the products to many of our other distribution centers. The products purchased by our consolidation centers may include frozen and chilled items, candy, snacks, beverages, health and beauty care and general merchandise products. We operate two additional facilities as a third-party logistics provider dedicated solely to supporting the logistics and management requirements of one of our major customers, Alimentation Couche-Tard, Inc. (“Couche-Tard”). These distribution facilities are located near Phoenix, Arizona and San Antonio, Texas.
Our proprietary Distribution Center Management System platform provides our distribution centers with the flexibility to adapt rapidly to changing business needs and allows them to provide our customers with necessary information technology requirements and integration capabilities.
Distribution
As of December 31, 2019, we employed approximately 2,300 personnel in our transportation department, including delivery drivers, shuttle drivers, routers, training supervisors and managers, all of whom focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in route sequence, with the majority reaching their destination within 24 hours. At December 31, 2019, our distribution fleet consisted of approximately 1,600 leased tractors and trailers and approximately 1,200 additional owned tractors and trailers. Our “tri-temp” trailer fleet gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery and provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Substantially all of our trailers were “tri-temp” as of December 31, 2019.
As of December 31, 2019, approximately 16% of our trucks ran on Compressed Natural Gas (“CNG”), which allows us to reduce our carbon footprint and lower our transportation costs. We utilize seven CNG stations, two of which we own (located in Wilkes-Barre, Pennsylvania and Corona, California). The other five are owned and operated by U.S. Oil (a division of U.S. Venture, Inc.) under the name GAIN Clean Fuel (“GAIN”) and are located in Aurora, Colorado; Forrest City, Arkansas; Sanford, North

Carolina; Atlanta, Georgia; and Tampa, Florida. In addition to providing fuel to our fleet, the GAIN stations are also open to other public fleets for fueling.
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
Core-Mark is one of the two largest wholesale convenience distributors (measured by annual sales) serving North America. We service both convenience store chain customers and independent operators with ten or fewer stores which comprise approximately 65% of the convenience retail store market. The McLane Company, Inc., a subsidiary of Berkshire Hathaway Inc., our largest competitor, focuses primarily on servicing large regional or national convenience store chains as well as chain customers in other trade channels. There are two other large companies that primarily cover the eastern half of the U.S.: H.T. Hackney Company and Eby-Brown Company, a division of Performance Food Group. In addition, there are many local distributors serving small regional chains and independent convenience retailers. In Canada, in addition to Core-Mark, several companies make-up the competitive landscape. Wallace & Carey, Inc., has national distribution capabilities. Pratts Wholesale Limited, regionally serves the Manitoba, Saskatchewan, and Alberta markets. Sobeys Inc. is a large national convenience store and grocery wholesaler.
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
Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2019, 2018 and 2017. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 17 days, 14 days and 16 days, in 2019, 2018 and 2017, respectively. The cigarette category averaged 12 days, 7 days and 11 days, in 2019, 2018 and 2017, respectively. The food/non-food categories averaged 27 days, 25 days and 29 days in 2019, 2018 and 2017, respectively.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 120 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, during 2019 averaged 10 days, while each of 2018 and 2017 averaged 11 days.

Employees
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third-party logistics facilities) as of December 31, 2019:
TOTAL EMPLOYEES BY BUSINESS FUNCTION

	U.S.	Canada	Total
Sales and marketing	1,505	105	1,610
Warehousing and distribution	5,461	424	5,885
Management, administration, finance and purchasing	900	160	1,060
Total for all categories	7,866	689	8,555
Four of our distribution centers, Hayward, Las Vegas, Los Angeles and Calgary, have employees who are covered by collective bargaining agreements with local affiliates of The International Brotherhood of Teamsters (Hayward, Las Vegas and Los Angeles) and the United Food and Commercial Workers International Union (Calgary). Approximately 450 employees, or 5% of our workforce, are unionized. There have been no disruptions in customer service, strikes, work stoppages or slowdowns as a result of union activities, and we believe we have satisfactory relations with our employees.
Regulation
As a distributor of food, nicotine and health-related products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). In Canada, similar standards related to food and over-the-counter medications are governed by Health Canada. The products we distribute are also subject to federal, state, provincial and local regulation through such measures as: the licensing of our facilities; enforcement by state, provincial and local health agencies of relevant standards for the products we distribute; and regulation of our trade practices in connection with the sale of our products. Our facilities are inspected periodically by federal, state, provincial and local authorities, including the Occupational Safety and Health Administration (“OSHA”) under the U.S. Department of Labor, which require us to comply with certain health and safety standards to protect our employees.
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
Segment and Geographic Information
We have two operating segments which aggregate into one reportable segment. We also present certain financial information by operating segment region — the U.S. and Canada. See Note 17 - Segment and Geographic Information to our consolidated financial statements.
Seasonality
We typically generate higher net sales and gross profits during the warm weather months (April through September) than other times of the year. We believe this occurs because the convenience store industry tends to be busier due to timing of vacations and an increase in travel during this period.

Corporate and Contact Information
Our corporate headquarters is located at 1500 Solana Boulevard, Suite 3400, Westlake, Texas, 76262 and our telephone number is (940) 293-8600.
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
Also available on our website are printable versions of Core-Mark’s Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, Corporate Governance Guidelines and Principles and other corporate information. Copies of these documents may also be requested from the address above.
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
The distribution of cigarettes is currently a significant portion of our business. In 2019, approximately 65.3% of our net sales (including excise taxes) and 23.0% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades, with a recent increase in the rate of such decline. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, or by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
We are largely dependent on the convenience retail industry, and our results of operations could suffer if it experiences an overall decline or consolidation.
The majority of our sales are generated from convenience retail stores which inherently involve industry-specific risks. These risks include: declining sales in the convenience retail industry due to general economic conditions, including rising energy and fuel costs, which may impact “in-store” retail sales; competition from internet retailers such as Amazon.com, Inc. (“Amazon”), club stores, grocery stores and other retail outlets; termination of customer relationships; and consolidation of our customer base. Such events could cause us to experience decreases in revenues, put pressure on our margins and increase our credit risk and potential bad debt exposure.
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
Our distribution centers operate in highly competitive markets. A substantial amount of our sales are made under non-binding agreements or short-term contracts with convenience retail stores which inherently involve potential risks. We face competition from local, regional and national tobacco and consumable products distributors on the basis of service, price, reliability, delivery schedules, and variety of products offered. We also face competition from club stores and alternate sources that sell consumable products to convenience retailers. Some of our competitors, including The McLane Company, Inc. (a subsidiary of Berkshire Hathaway Inc.), have substantial financial resources and long-standing customer relationships. In addition, heightened competition among our existing competitors, or by new entrants into the distribution market, could create additional competitive pressures that may result in the loss of major customers, reduced margins, or other adverse effects on our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share, and our results of operations could suffer.

Our ability to operate effectively could be impaired by the risks and costs associated with expansion activities.
Our business has expanded rapidly and market share growth is one of our key company initiatives. To accomplish this growth, we have focused on strategic acquisitions and securing regional and national customers as key elements of success. Any significant expansion activity comes with inherent risks. Acquisitions may entail various risks, such as identifying suitable candidates, realizing acceptable rates of return on investment, identifying potential liabilities, obtaining adequate financing, negotiating acceptable terms and conditions, and successfully integrating operations and converting systems post acquisition. Integrating a large new customer has similar risks related to realizing acceptable returns on invested working capital and negotiating acceptable pricing and service levels, while managing resources and business interruptions as we integrate the new business into our current infrastructure. We may realize higher costs, lower margins or fewer benefits than originally anticipated and may experience disruption to our base business in connection with such acquisitions and other new customer integration activities.
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
We obtain the products we distribute from third-party suppliers. At December 31, 2019, we had approximately 3,300 vendors and during 2019 we purchased approximately 79% of our products from our top 20 suppliers, with purchases from our top two suppliers, Altria Group, Inc. (parent of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, representing approximately 32% and 22% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruptions in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our contractual and other obligations to our customers and reduce the volume of our sales and profitability.
We may be subject to product liability claims and counterfeit product claims which could materially adversely affect our business.
As a distributor of food and consumer products, we face the risk of exposure to product liability claims in the event that the use of a product sold by us causes injury or illness. In addition, certain products that we distribute may be subject to counterfeiting. Our business could be adversely affected if consumers lose confidence in the safety and quality of the food and other products we distribute. Further, our operations could be subject to disruptions as a result of manufacturer recalls. This risk may increase as we continue to expand our distribution of food products. If we do not have adequate insurance, if contractual indemnification from the supplier or manufacturer of the defective, contaminated or counterfeit product is not available, or if a supplier or manufacturer cannot fulfill its indemnification obligations to us, the liability relating to such product claims or disruption as a result of recall efforts could adversely impact our results of operations.

We may not be able to achieve the expected benefits from the implementation of marketing and category management initiatives.
We are continuously improving our competitive performance through a series of strategic marketing and category management initiatives, such as our Focused Marketing Initiative, SmartStock and Vendor Consolidation Initiative. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the special needs of the convenience industry environment, increasing our market position within the industry and ultimately creating increased stockholder value. Customer acceptance of new marketing or category management initiatives may not be as anticipated or competitive pressures may cause us to curtail or abandon these initiatives, resulting in lower revenue and profit growth.
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
As of December 31, 2019, approximately 450 or 5%, of our employees were covered by collective bargaining agreements with labor organizations, under agreements that expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, we are subject to changes in rules, regulations, and laws that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow-downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With approximately 6,000 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act (“ACA”) may continue to increase our employee healthcare-related costs. We have migrated a significant number of employees to our high deductible plan, resulting in a reduction in our claims exposure and offsetting other costs related to ACA. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.

Changes to minimum wage laws and other governmental legislation or regulations could increase our costs substantially.
As of December 31, 2019, we believe we had no employees who were paid under the minimum wage in their respective locations. Several bills have been introduced in the U.S. legislature over the past few years to increase the federal minimum wage. In addition, several states have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage rate. Any increases in federal or state minimum wages could require us to increase the wages paid to our minimum wage employees and create pressure to raise wages for other employees who already earn above-minimum wages. Further, changes to wage and hour laws and/or new legislation increasing mandatory paid leave can add costs to our business. If we are unable to pass these additional labor costs on to our customers in the form of increased prices or surcharges, our business and results of operations would be adversely affected.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food, tobacco and nicotine items, products containing Cannabidiol (“CBD”) and other consumer goods, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the federal, state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment, and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the U.S. Drug Enforcement Administration and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, the uncertainty and pace of regulatory change and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines, suspending or canceling our licenses, or shutting down our operations, or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
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
The cigarette, tobacco and alternative nicotine industries are subject to a wide range of laws and regulations regarding the marketing, distribution, sale, taxation and use of their products imposed by governmental entities. Effective December 20, 2019, the U.S. raised the legal age to buy cigarettes, tobacco and alternative nicotine products to 21 years. On January 2, 2020, the FDA issued final guidance that banned most flavored cartridge-based e-cigarettes, except for tobacco and menthol flavors. The guidance temporarily permits the sale of e-liquid flavors used in open vaping systems and in disposable, single-use vape products. In addition, various jurisdictions have adopted or are considering legislation and regulations restricting displays and marketing of tobacco and alternative nicotine products, requiring the disclosure of ingredients used in the manufacture of tobacco and alternative nicotine products, and imposing restrictions on public smoking and vaping. The FDA has been empowered to regulate changes to nicotine yields and the chemicals and flavors used in tobacco and alternative nicotine products (including cigars, pipe and e-

cigarette products), require ingredient listings be displayed on tobacco and alternative nicotine products, prohibit the use of certain terms which may attract youth or mislead users as to the risks involved with using tobacco and alternative nicotine products, as well as limit or otherwise impact the marketing of tobacco and alternative nicotine products by requiring additional labels or warnings that must be pre-approved by the FDA. Such legislation and related regulation is likely to continue adversely impacting the market for tobacco and alternative nicotine products and, accordingly, our sales of such products.
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
Risks Related to Financial Matters, Financing and Foreign Exchange
If a tax jurisdiction changes its tax legislation or a material change occurs in our credit terms, it could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation or administrative policies in any taxing jurisdiction could adversely affect our business or results of operations in a material way.  Increases in federal or state excise taxes, differing interpretation of tax law, final determination of a tax audit or a reduction in credit terms could materially impact our financial results and restrict our working capital.
Cigarettes and tobacco products are subject to substantial excise taxes in the U.S. and Canada. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted by various taxing jurisdictions within the U.S. and Canada as a means of increasing government revenues. These tax increases may negatively impact consumption. Additionally, they may cause a shift in sales from premium brands to discount brands, illicit channels or tobacco alternatives, such as electronic cigarettes, as smokers seek lower priced options.
In addition, in the U.S. the federal government has in the past proposed legislation which effectively could limit, or even eliminate, use of the last-in, first-out (“LIFO”) inventory method for financial and income tax purposes. Although the final outcome of any such proposals cannot be ascertained, the ultimate financial impact to us of the transition from LIFO to another inventory method could be material to our operating results. Given the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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
We generate a portion of our revenues in Canadian dollars, approximately 9% in 2019 and 2018. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the consolidated statement of operations. To the extent we incur losses on such transactions, our net income will be reduced. We currently do not hedge our Canadian foreign currency cash flows.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $750 million revolving credit facility (“Credit Facility”) as of December 31, 2019. The Credit Facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, is between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility expires in March 2022. While we believe our sources of liquidity are adequate, we cannot guarantee that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing sources may be necessary and we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Effective May 18, 2019, our headquarters relocated from South San Francisco, California to Westlake, Texas, and currently consists of approximately 40,000 square feet of office space. We also lease approximately 20,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 2,000 square feet of additional office space in Phoenix, AZ. We lease approximately 5.5 million square feet and own approximately 0.6 million square feet of distribution space.

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

(2)	This location includes two facilities, a distribution center and our AMI/Artic West consolidating warehouse.

(3)	This facility includes a distribution center and our AMI/Artic East consolidating warehouse.

(4)	This location includes a distribution center and our Artic Cascade consolidating warehouse.

(5)	This location includes a distribution center and our AMI/Artic Northeast consolidating warehouse.

(6)	This facility is our Canadian consolidating warehouse.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,413 stockholders of record as of February 24, 2020.
We paid cash dividends of $20.8 million and $18.9 million in 2019 and 2018, respectively. Our Credit Facility, as of December 31, 2019, allows for unlimited dividends, as long as we meet certain credit availability percentages and fixed charge coverage ratios. (See Note 9 - Long-term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility). We intend to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON

The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2014 through 2019, as well as the cumulative total returns of the Russell 2000 Index, the NASDAQ Non-financial Stock Index, the Standard and Poor’s (“S&P”) SmallCap 600 Index, a new peer group of companies (“New Peer Group”) and an old peer group of companies (“Old Peer Group”).
In 2019, we revised our peer group, as we believe that this New Peer Group represents the majority of the market value of publicly traded companies in the same industry or relatively similar size.
The companies composing the New Peer Group are: United Natural Foods, Inc. (“UNFI”), Performance Food Group Co. (“PFGC”), AMCON Distributing Co. (“DIT”), and SpartanNash Co. (“SPTN”).
The companies composing the Old Peer Group are: The Chef’s Warehouse, Inc. (“CHEF”), United Natural Foods, Inc. (“UNFI”), Sysco Corp (“SYY”) and AMCON Distributing Co. (“DIT”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2014, and is compared to the total return of the Russell 2000 Index, the NASDAQ Non-financial Index, the S&P SmallCap 600 Index, and the weighted-average performance of the New and Old Peer Groups over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, THE RUSSELL 2000, NASDAQ NON-FINANCIAL STOCK, S&P SMALLCAP 600 INDEXES AND THE NEW AND OLD PEER GROUPS

	Investment Value at December 31,
	2014	2015	2016	2017	2018	2019
CORE	$100.00	$133.49	$141.51	$105.02	$78.61	$93.20
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NASDAQ Non-financial Index	100.00	107.20	115.40	151.42	147.55	202.94
S&P SmallCap 600	100.00	98.03	124.06	140.48	128.56	157.85
New Peer Group	100.00	58.15	72.05	77.91	51.35	71.69
Old Peer Group	100.00	97.48	133.20	149.06	149.53	206.39

Issuer Purchases of Equity Securities
In February of 2020, our Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing our prior stock repurchase program (the “2017 Program”). At the time of approval, we had funds totaling $0.4 million remaining under the 2017 Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.
In 2019, under the 2017 Program, we repurchased 767,681 shares of common stock for a total cost of $22.0 million, or an average price of $28.66 per share. In 2018, also under the 2017 Program, we repurchased 588,489 shares of common stock for a total cost of $15.5 million, or an average price of $26.20 per share.
The following table provides the repurchases of shares of common stock during the three months ended December 31, 2019 (in millions, except share and per share data):

Calendar month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	63,204	$29.49	$1.9	$12.4
November 1, 2019 to November 30, 2019	453,552	26.46	12.0	0.4
December 1, 2019 to December 31, 2019	—	—	—	0.4
Total repurchases for the three months ended December 31, 2019	516,756	26.83	$13.9	0.4
_____________________________________________

(1)	Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2015 to 2019 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In millions except per share amounts)	2019	2018	2017(1)	2016(2)	2015(3)
Statement of Operations Data:
Net sales	$16,670.5	$16,395.3	$15,687.6	$14,529.4	$11,069.4
Gross profit(4)	924.2	867.5	791.7	736.9	637.9
Warehousing and distribution expenses(4)	566.2	540.6	504.1	431.2	352.6
Selling, general and administrative expenses	255.4	245.1	224.3	210.3	196.0
Amortization of intangible assets	10.0	10.0	8.5	5.3	2.6
Income from operations	92.6	71.8	54.8	90.1	86.7
Interest expense, net(5)	14.4	13.7	11.0	5.1	2.0
Foreign currency transaction losses (gains), net	0.8	(1.8)	(1.8)	(0.5)	1.8
Pension termination settlement	—	—	17.2	—	—
(Provision) benefit for income taxes(6)	(19.7)	(14.4)	5.1	(31.3)	(31.4)
Net income	57.7	45.5	33.5	54.2	51.5
Per Share Data:
Basic earnings per share	$1.26	$0.99	$0.72	$1.17	$1.12
Diluted earnings per share	$1.25	$0.99	$0.72	$1.17	$1.11
Shares Used to Compute Earnings Per Share:
Basic	45.7	46.0	46.3	46.3	46.2
Diluted	46.0	46.1	46.4	46.5	46.6
Cash Dividends Declared Per Share	$0.45	$0.41	$0.37	$0.33	$0.29
Other Financial Data:
Excise taxes(7)	$3,341.3	$3,491.4	$3,462.6	$3,022.0	$2,211.7
Cigarette inventory holding gains(8)	23.0	19.6	16.1	15.3	10.1
Other inventory holding gains(9)(10)	6.9	7.4	—	—	8.5
OTP tax items(11)	—	—	3.3	—	1.7
LIFO expense(12)	27.6	25.2	21.5	13.2	1.9
Capital expenditures(13)	22.8	20.1	48.2	54.3	30.3
Adjusted EBITDA (non-GAAP)(14)	190.7	164.7	135.7	152.3	135.2

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,898.4	$1,666.1	$1,782.5	$1,492.2	$1,077.3
Long-term debt(15)	382.1	346.2	512.9	347.7	60.4
______________________________________________

(1)	Farner-Bocken Company was acquired in July 2017 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(2)	Pine State Convenience (“Pine State”) was acquired in June 2016 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(3)	Karrys Bros., Limited was acquired in February 2015 and the results of operations have been included in the selected consolidated financial data since the date of the acquisition.

(4)
Gross profit represents the amount of profit after deducting cost of goods sold, certain surcharges and other items from net sales. Warehousing and distribution expenses are not included as a component of our cost of goods sold. Accordingly, gross profit may not be comparable to those of other entities.

(5)	Interest expense, net, is reported net of interest income.

(6)
Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 Tax Cuts and Jobs Act. See Note 11 - Income Taxes to our consolidated financial statements for further discussion.

(7)	State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by us are included in net sales and cost of goods sold.

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

(9)
In 2019, we recognized $6.9 million in candy inventory holding gains. Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.

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

(11)
In 2017, we received OTP tax refunds of $3.9 million related to prior years’ taxes, offset by $0.6 million of related expenses. In 2015, we received OTP tax refunds of $1.8 million related to prior years’ taxes, offset by $0.1 million of related expenses.

(12)
The decrease in LIFO expense in 2015 was due primarily to a decrease in the Producer Price Index (“PPI”) for certain product categories we use to measure food/non-food LIFO expense as published by the Bureau of Labor Statistics.

(13)
Capital expenditures in 2017 include expansion projects, including investments associated with our supply agreement with Walmart and maintenance investments. Capital expenditures in 2016 include leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as logistical equipment to accommodate new business.

(14)	The following table provides the components of Adjusted EBITDA for each year presented (in millions):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$57.7	$45.5	$33.5	$54.2	$51.5
Interest expense, net	14.4	13.7	11.0	5.1	2.0
Provision (benefit) for income taxes(a)	19.7	14.4	(5.1)	31.3	31.4
Depreciation and amortization	60.9	59.5	54.4	42.9	37.9
LIFO expense	27.6	25.2	21.5	13.2	1.9
Stock-based compensation expense	9.6	8.2	5.0	6.1	8.7
Foreign currency transaction (gains) losses, net	0.8	(1.8)	(1.8)	(0.5)	1.8
Pension termination settlement(b)	—	—	17.2	—	—
Adjusted EBITDA (non-GAAP)	$190.7	$164.7	$135.7	$152.3	$135.2
______________________________________________
(a) Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 Tax Cuts and Jobs Act (“TCJA”). See Note 11 - Income Taxes to our consolidated financial statements for further discussion.
(b) In December 2017, we settled our qualified defined-benefit pension obligation which resulted in a non-cash charge within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income.

(15)	Includes amounts borrowed under our Credit Facility and long-term finance lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the Securities and Exchange Commission on March 1, 2019.
Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 42,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores, and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. We operate a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).
Overview of 2019 Results
During 2019, we continued to grow our food/non-food sales primarily by leveraging our category management expertise in order to make our customers more relevant and profitable. The increase in food/non-food sales was partially offset by a decline in cigarette consumption, which decreased in 2019 at a rate greater than historical norms and adversely impacted our growth in net sales.
Our net sales in 2019 increased 1.7%, or $275.2 million, to $16,670.5 million compared to $16,395.3 million for 2018. The increase in net sales for the year was due primarily to a 6.6% increase in sales of food/non-food to existing customers, increases in cigarette prices and net market share gains, partially offset by a decline in carton sales. The increase in food/non-food sales to existing customers was driven primarily by strong growth in alternative nicotine products and increases in the fresh, food, beverages and candy categories. Sales of alternative nicotine products, which exhibited strong growth in 2019, may be impacted going forward by recent regulatory actions.
Gross profit in 2019 increased $56.7 million, or 6.5%, to $924.2 million from $867.5 million in 2018, driven primarily by the increase in sales of food/non-food to existing customers, including strong growth in alternative nicotine products and net market share gains, partially offset by a decline in cigarette cartons sold.
Gross profit margin increased 25 basis points to 5.54% of total net sales for 2019 from 5.29% in 2018. Remaining gross profit margin(1) increased 25 basis points to 5.53% from 5.28%. Gross profit margin benefited from a shift in sales mix toward higher margin food/non-food items and the success of our strategic pricing initiatives.
Operating expenses in 2019 increased 4.5%, or $35.9 million, to $831.6 million from $795.7 million in 2018. The increase was due primarily to higher warehousing and distribution expenses related to the growth in sales, costs related to the relocation of our headquarters and higher bad debt expense. Operating expenses were 5.0% of total net sales for 2019 compared to 4.9% in 2018. Operating expenses were 90.2% of remaining gross profit(1) for 2019, compared to 91.9% of remaining gross profit in 2018. The decrease in operating expenses as a percentage of remaining gross profit was due to operating expense leverage and the increase in gross profit for the year.

Net income in 2019 was $57.7 million compared to $45.5 million in 2018. Adjusted EBITDA(1) increased $26.0 million, or 15.8%, to $190.7 million in 2019 from $164.7 million in 2018. The increases in net income and Adjusted EBITDA in 2019 were due primarily to the growth in gross profit, resulting from increases in food/non-food sales and margins and operating expense leverage.
________________________________________

(1)
Remaining gross profit margin, Adjusted EBITDA and operating expenses as a percentage of remaining gross profit are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Information” for reconciliation.

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
Our growth initiatives include growing same store sales, gaining share of the more than 180,000 North American convenience stores and being opportunistic with acquisition opportunities. Our focus on providing industry-leading category management solutions to our customers positions us to partner with retailers in an effort to increase their sales and profits. We offer a wide array of innovative, data-based marketing solutions for our customers to leverage in their pursuit of satisfying consumer demand. Whether it be our fresh or food offerings, the benefits of our store specific marketing recommendations or the latest in ordering technologies, we are constantly working to lead the industry in the category management space. The final major component of our strategic framework is focused on leveraging our operating cost structure through a range of initiatives, including technology investments, process improvement and employee engagement.
We believe consistent execution on the aforementioned strategic priorities will position Core-Mark as the leader in convenience retail distribution and provides a strong pathway to achieve sustainable shareholder returns.
Other Business Developments
During 2018, we were impacted by the loss of the distribution business with Kum & Go, which covered 450 stores.
Dividends
The Board of Directors approved the following cash dividends in 2019 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount(1)	Payment Date
February 28, 2019	$0.11	March 12, 2019	$5.1	March 22, 2019
May 7, 2019	0.11	May 23, 2019	5.1	June 14, 2019
August 6, 2019	0.11	August 22, 2019	5.1	September 13, 2019
November 6, 2019	0.12	November 19, 2019	5.5	December 13, 2019
______________________________________________

(1)	Includes cash payments on declared dividends and payments made on time-based restricted stock units (“RSUs”) and performance share awards that vested subsequent to the payment date.
We paid dividends of $20.8 million and $18.9 million in 2019 and 2018, respectively.
Share Repurchase Program
In February of 2020, our Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing our prior stock repurchase program (the “2017 Program”). At the time of approval, we had funds totaling $0.4 million remaining under the 2017 Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.
In 2019, under the 2017 Program, we repurchased 767,681 shares of common stock for a total cost of $22.0 million, or an average price of $28.66 per share. In 2018, also under the 2017 Program, we repurchased 588,489 shares of common stock for a total cost of $15.5 million, or an average price of $26.20 per share.

Results of Operations
Comparison of 2019 and 2018 (in millions, except percentages)(1):

		2019			2018
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$275.2	$16,670.5	100.0%	—%	$16,395.3	100.0%	—%
Net sales — Cigarettes	(81.8)	10,892.7	65.3	59.7	10,974.5	66.9	61.2
Net sales — Food/Non-food	357.0	5,777.8	34.7	40.3	5,420.8	33.1	38.8
Net sales, less excise taxes (non-GAAP)(2)	425.3	13,329.2	80.0	100.0	12,903.9	78.7	100.0
Gross profit(3)(4)	56.7	924.2	5.5	6.9	867.5	5.3	6.7
Warehousing and distribution expenses	25.6	566.2	3.4	4.2	540.6	3.3	4.2
Selling, general and administrative expenses	10.3	255.4	1.5	1.9	245.1	1.5	1.9
Amortization of intangible assets	—	10.0	0.1	0.1	10.0	0.1	0.1
Income from operations	20.8	92.6	0.6	0.7	71.8	0.4	0.6
Interest expense, net	0.7	(14.4)	0.1	0.1	(13.7)	0.1	0.1
Foreign currency transaction (losses) gains, net	(2.6)	(0.8)	—	—	1.8	—	—
Income before taxes	17.5	77.4	0.5	0.6	59.9	0.4	0.5
Provision for income taxes	5.3	(19.7)	0.1	0.1	(14.4)	0.1	0.1
Net income	12.2	57.7	0.3	0.4	45.5	0.3	0.4
Adjusted EBITDA (non-GAAP)(5)	26.0	190.7	1.1	1.4	164.7	1.0	1.3
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)	Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.

(4)	Gross profit for 2019 includes LIFO expense of $27.6 million compared to $25.2 million in 2018.

(5)	See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”
Net Sales. Net sales increased by $275.2 million, or 1.7%, to $16,670.5 million in 2019 from $16,395.3 million in 2018. The increase in net sales was driven primarily by growth in sales of food/non-food to existing customers, increases in cigarette prices and net market share gains, partially offset by a decline in carton sales. The increase in food/non-food sales to existing customers was driven primarily by strong growth in alternative nicotine products and increases in the fresh, food, beverages and candy categories. Sales of alternative nicotine products, which exhibited strong growth in 2019, may be impacted going forward by recent regulatory actions.
Net Sales of Cigarettes. Net sales of cigarettes in 2019 decreased by $81.8 million, or 0.7%, to $10,892.7 million from $10,974.5 million in 2018. The decrease in cigarette net sales was driven primarily by a 3.9% decline in carton sales, partially offset by a 3.2% increase in the average sales price per carton due primarily to increases in cigarette manufacturers’ prices. Cigarette carton sales decreased by 3.6% and 6.9% in the U.S. and Canada, respectively, driven by a decline in the general consumption of cigarettes, partially offset by net market share gains.
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
Net cigarette sales as a percentage of total net sales was 65.3% in 2019 compared to 66.9% in 2018.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in 2019 increased $357.0 million, or 6.6%, to $5,777.8 million from $5,420.8 million in 2018.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages) (1):

	2019	2018	Increase
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,746.4	$1,659.0	$87.4	5.3%
Fresh	502.8	474.2	28.6	6.0%
Candy	1,039.0	992.0	47.0	4.7%
OTP	1,438.9	1,387.2	51.7	3.7%
Health, beauty & general	847.2	711.5	135.7	19.1%
Beverages	202.1	191.0	11.1	5.8%
Equipment/other	1.4	5.9	(4.5)	N/A
Total food/non-food products	$5,777.8	$5,420.8	$357.0	6.6%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The increase in food/non-food sales in 2019 was driven primarily by a 6.2% increase in sales to existing customers, as well as net market share gains. Our health, beauty & general category sales benefited from increased sales of alternative nicotine products. However, the regulatory environment surrounding alternative nicotine products is uncertain and the enactment of regulations and other laws at the federal, state and local levels could have a material impact on the availability of and our ability to sell such products. Sales growth in our OTP category was impacted by a manufacturer shortage of cigars in 2019; excluding cigars, OTP sales increased 6.4% compared to 2018.
Total net sales of food/non-food products as a percentage of total net sales were 34.7% in 2019 compared to 33.1% in 2018.

Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in 2019 increased $56.7 million, or 6.5%, to $924.2 million from $867.5 million in 2018, driven primarily by an increase in food/non-food sales to existing customers.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2019 and 2018 (in millions, except percentages)(1):

		2019			2018
	Increase (Decrease) in Gross Profit	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$275.2	$16,670.5	100.0%	—%	$16,395.3	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	425.3	13,329.2	80.0	100.0	12,903.9	78.7	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$3.4	$23.0	0.14%	0.17%	$19.6	0.12%	0.15%
Other inventory holding gains(4)	(0.5)	6.9	0.04	0.05	7.4	0.05	0.06
LIFO expense(5)	(2.4)	(27.6)	(0.17)	(0.21)	(25.2)	(0.15)	(0.20)
Remaining gross profit (non-GAAP)(6)	56.2	921.9	5.53	6.92	865.7	5.28	6.71
Gross profit	$56.7	$924.2	5.54%	6.93%	$867.5	5.29%	6.72%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

(2)	See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”

(3)
In 2019, $21.3 million and $1.7 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. In 2018, $17.3 million and $2.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

(4)
In 2019, we recognized $6.9 million of candy inventory holding gains which were attributable to the U.S. In 2018, other holding gains consisted of a $7.4 million cigarette tax stamp inventory holding gain attributable to the U.S.

(5)
The increase of $2.4 million in LIFO expense in 2019 was due primarily to an increase in the Producer Price Index (“PPI”) for cigarettes and an increase in inventory levels (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

(6)
Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains, cigarette tax stamp inventory holding gains and other items that significantly affect the comparability of gross profit (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information.”)

Gross profit margin increased 25 basis points to 5.54% of total net sales during 2019 from 5.29% in 2018. The increase in gross profit margin was driven primarily by the overall shift in sales mix toward higher margin food/non-food items, driven in part by strong growth of alternative nicotine product sales and higher margins in the food category, partially offset by cigarette price inflation.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains. Our cigarette, candy and excise tax holding gains were $29.9 million in 2019 compared to $27.0 million in 2018. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
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
LIFO expense was $27.6 million in 2019 compared to $25.2 million in 2018. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), increased $56.2 million, or 6.5%, to $921.9 million in 2019 from $865.7 million in 2018. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) increased to 5.53% in 2019 compared to 5.28% in 2018.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), decreased $7.1 million, or 3.2%, to $213.6 million in 2019 from $220.7 million for the same period in 2018. A reduction in cigarette remaining gross profit, resulting from a 3.9% decline in cigarette carton sales, was offset by a 0.9% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP financial information”), increased $63.3 million or 9.8% to $708.3 million, in 2019 from $645.0 million in 2018. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”), increased to 12.26% in 2019 from 11.90% in 2018, driven primarily by an increase in sales of higher-margin alternative nicotine products, higher margins in our food and candy categories and our strategic pricing initiatives.
In 2019, our remaining gross profit for food/non-food products was 76.8% of our total remaining gross profit compared to 74.5% for 2018.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In 2019, operating expenses increased by $35.9 million, or 4.5%, to $831.6 million from $795.7 million in 2018. The increase was due primarily to higher warehousing and distribution expenses, costs related to the relocation of our headquarters and higher bad debt expense. As a percentage of net sales, operating expenses were 5.0% in 2019 compared to 4.9% in 2018. Operating expenses were 90.2% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) in 2019, compared to 91.9% of remaining gross profit in 2018. Operating expenses as a percentage of remaining gross profit was favorably impacted by the sales mix shift to higher-margin food/non-food products.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $25.6 million, or 4.7%, to $566.2 million in 2019 from $540.6 million in 2018. The increase in warehousing and distribution expenses was due primarily to increased food/non-food volume. Warehouse and distribution expenses were 3.4% of total net sales in 2019 compared to 3.3% of total net sales in 2018. Warehousing and distribution expenses were 61.4% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), in 2019, compared to 62.4% of remaining gross profit in 2018.
Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses increased $10.3 million, or 4.2%, to $255.4 million in 2019 from $245.1 million in 2018. The increase was due primarily to costs related to the relocation of our headquarters and higher bad debt expense. SG&A expenses were 1.5% of total net sales in both 2019 and 2018. SG&A was 27.7% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), in 2019, compared to 28.3% of remaining gross profit in 2018.
Amortization Expenses.  Amortization expenses were $10.0 million in both 2019 and 2018.
Interest Expense, Net.  Interest expense, net increased $0.7 million, or 5.1%, to $14.4 million in 2019 compared to $13.7 million in 2018. Interest expense, net, includes interest, amortization of loan origination costs related to borrowings and facility fees and interest on finance lease obligations. The increase in net interest expense was due primarily to an increase in the average borrowing rate, partially offset by lower average borrowings. Average borrowings in 2019 were $303.2 million with a weighted-average interest rate of 3.4% compared to average borrowings of $336.8 million and a weighted-average interest rate of 3.1% in 2018.
Foreign Currency Transaction (Losses) Gains, Net.  We recognized a foreign currency transaction loss of $0.8 million in 2019 compared to a gain of $1.8 million in 2018. The change was due primarily to fluctuations in our net intercompany borrowing positions and the Canadian/U.S. exchange rate. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes.  For the year ended December 31, 2019, our effective tax rate was a provision of 25.5% in 2019 compared to a provision of 24.0% in 2018. The increase in effective tax rate was due primarily to higher foreign taxes.
Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), increased $26.0 million, or 15.8%, to $190.7 million in

2019 from $164.7 million for the same period in 2018. The increase in Adjusted EBITDA was due primarily to incremental gross profit generated from an increase in food/non-food sales to existing customers and higher food/non-food margins.
Non-GAAP Financial Information
The financial statements in this Annual Report on Form 10-K are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and food/non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and food/non-food remaining gross profit margin less excise taxes), (vi) cigarette remaining gross profit per carton and (vii) operating expenses (and the components thereof) as a percentage of remaining gross profit. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures used by other companies may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is equal to net income adding back net interest expense, provision (benefit) for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense, net foreign currency transaction gains or losses and pension termination settlement expenses. See table below for additional details on the components of Adjusted EBITDA. We believe Adjusted EBITDA is one of the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies.
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

The following table provides the components of Adjusted EBITDA for years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income	$57.7	$45.5	$33.5
Interest expense, net(1)	14.4	13.7	11.0
Provision (benefit) for income taxes	19.7	14.4	(5.1)
Depreciation and amortization	60.9	59.5	54.4
LIFO expense	27.6	25.2	21.5
Stock-based compensation expense	9.6	8.2	5.0
Foreign currency transaction losses (gains), net	0.8	(1.8)	(1.8)
Pension termination settlement	—	—	17.2
Adjusted EBITDA (non-GAAP)	$190.7	$164.7	$135.7
______________________________________________

(1)	Interest expense, net, is reported net of interest income.

The following tables reconcile net sales less excise taxes to net sales and remaining gross profit to gross profit, their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Year Ended December 31,
	2019	2018	2017
Net sales	$16,670.5	$16,395.3	$15,687.6
Excise taxes(2)	(3,341.3)	(3,491.4)	(3,462.6)
Net sales, less excise taxes (non-GAAP)	$13,329.2	$12,903.9	$12,225.0

Gross profit(3)(4)	$924.2	$867.5	$791.7
Cigarette inventory holding gains	(23.0)	(19.6)	(16.1)
Other inventory holding gains(5)	(6.9)	(7.4)	—
OTP tax items(6)	—	—	(3.9)
LIFO expense	27.6	25.2	21.5
Remaining gross profit (non-GAAP)	$921.9	$865.7	$793.2

Gross profit %	5.54%	5.29%	5.05%
Gross profit % less excise taxes (non-GAAP)	6.93%	6.72%	6.48%
Remaining gross profit % (non-GAAP)	5.53%	5.28%	5.06%
Remaining gross profit % less excise taxes (non-GAAP)	6.92%	6.71%	6.49%

	Year Ended December 31,
Cigarettes:	2019	2018	2017
Net sales	$10,892.7	$10,974.5	$10,887.4
Excise taxes(2)	(2,929.6)	(3,082.4)	(3,094.3)
Net sales, less excise taxes (non-GAAP)	$7,963.1	$7,892.1	$7,793.1

Gross profit(3)	$212.4	$225.6	$213.8
Cigarette inventory holding gains	(23.0)	(19.6)	(16.1)
Other inventory holding gains(5)	—	(7.4)	—
LIFO expense	24.2	22.1	17.5
Remaining gross profit (non-GAAP)	$213.6	$220.7	$215.2

Gross profit %	1.95%	2.06%	1.96%
Gross profit % less excise taxes (non-GAAP)	2.67%	2.86%	2.74%
Remaining gross profit % (non-GAAP)	1.96%	2.01%	1.98%
Remaining gross profit % less excise taxes (non-GAAP)	2.68%	2.80%	2.76%

	Year Ended December 31,
Food/Non-food:	2019	2018	2017
Net sales	$5,777.8	$5,420.8	$4,800.2
Excise taxes(2)	(411.7)	(409.0)	(368.3)
Net sales, less excise taxes (non-GAAP)	$5,366.1	$5,011.8	$4,431.9

Gross profit(4)	$711.8	$641.9	$577.9
Other inventory holding gains(5)	(6.9)	—	—
OTP tax items(6)	—	—	(3.9)
LIFO expense	3.4	3.1	4.0
Remaining gross profit (non-GAAP)	$708.3	$645.0	$578.0

Gross profit %	12.32%	11.84%	12.04%
Gross profit % less excise taxes (non-GAAP)	13.26%	12.81%	13.04%
Remaining gross profit % (non-GAAP)	12.26%	11.90%	12.04%
Remaining gross profit % less excise taxes (non-GAAP)	13.20%	12.87%	13.04%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

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

(3)
Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2019, 2018 and 2017 were $23.0 million, $19.6 million and $16.1 million, respectively. For 2018, we recognized a cigarette tax stamp inventory holding gains, in the U.S. of $7.4 million.

(4)
Food/non-food gross profit includes (i) inventory holding gains related to manufacturer price increases, (ii) increases in state, local and provincial excise taxes, (iii) LIFO effects, and (iv) OTP tax refunds of $3.9 million in 2017.

(5)
In 2019, we recognized $6.9 million of candy inventory holding gains which were attributable to the U.S. In 2018, other holding gains consisted of a $7.4 million cigarette tax stamp inventory holding gain attributable to the U.S.

(6)	In 2017, the $3.9 million of OTP tax refunds were attributable to the U.S.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages) (1):

	Year Ended
	December 31,
	2019	2018	2017
Gross profit	$924.2	$867.5	$791.7
Cigarette inventory holding gains(2)	(23.0)	(19.6)	(16.1)
Other inventory holding gains(3)	(6.9)	(7.4)	—
OTP tax items(4)	—	—	(3.9)
LIFO expense	27.6	25.2	21.5
Remaining gross profit (non-GAAP)	$921.9	$865.7	$793.2

Warehousing and distribution expenses	$566.2	$540.6	$504.1
Selling, general and administrative expenses	255.4	245.1	224.3
Amortization of intangible assets	10.0	10.0	8.5
Total operating expenses	$831.6	$795.7	$736.9

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	61.4%	62.4%	63.6%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	27.7%	28.3%	28.3%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	1.2%	1.1%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	90.2%	91.9%	92.9%
______________________________________________

(1)	Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

(2)
For the year ended December 31, 2019, $21.3 million and $1.7 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the year ended December 31, 2018, $17.3 million and $2.3 million of the cigarette holding gains were attributable to the U.S. and Canada, respectively. For the year ended December 31, 2017, $13.4 million and $2.7 million of the cigarette holding gains were attributable to the U.S. and Canada, respectively.

(3)
For the year ended December 31, 2019, $6.9 million of the other holding gains consisted of candy inventory holding gains that were attributable to the U.S. For the year ended December 31, 2018, $7.4 million of the other holding gains consisted of a cigarette tax stamp inventory holding gain that was attributable to the U.S.

(4)	For the year ended December 31, 2017, $3.9 million of the OTP tax refunds were attributable to the U.S.

Liquidity and Capital Resources
Our cash and cash equivalents were $14.1 million and $27.3 million as of December 31, 2019 and 2018, respectively.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2019, our cash flows provided by operating activities were $89.7 million. Subject to borrowing base limitations, we had $341.7 million of borrowing capacity available under our Credit Facility, excluding the expansion feature of $200.0 million, as of December 31, 2019.
Based on our anticipated cash needs, availability under our Credit Facility and the scheduled maturity of our debt, we expect that our current liquidity will be sufficient to meet our anticipated operating needs during the next twelve months.
Cash Flows from Operating Activities
Our cash flows from operating activities provided net cash of $89.7 million for the year ended December 31, 2019 compared to net cash provided of $211.2 million for the same period in 2018, a decrease of $121.5 million. The decrease was primarily attributable to changes in working capital, which used $139.2 million of cash flow during the comparative periods, partially offset by an increase in Adjusted EBITDA (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Year Ended December 31,
	2019	2018	Change
Accounts receivable, net	$(5.2)	$29.0	$(34.2)
Other receivables, net	(6.2)	4.3	(10.5)
Inventories, net	(5.0)	(34.4)	29.4
Deposits, prepayments and other non-current assets	(42.9)	23.6	(66.5)
Accounts payable	(8.6)	31.0	(39.6)
Cigarette and tobacco taxes payable	(20.0)	(2.3)	(17.7)
Pension, claims, accrued and other long-term liabilities	17.7	17.8	(0.1)
Net cash (used in) provided by changes in operating assets and liabilities	$(70.2)	$69.0	$(139.2)

Working capital contributions used cash of $70.2 million for 2019, compared to cash provided of $69.0 million for 2018. These contributions for the comparative periods were impacted by, among other items, inventory levels and an increase of deposits, prepayments and other non-current assets due to prepayment for cigarette vendors at the end of 2019.
Cash Flows from Investing Activities
Our investing activities used net cash of $31.0 million for the year ended December 31, 2019 compared to $24.4 million for the same period in 2018, an increase of $6.6 million. Capitalization of software and related development costs were $6.0 million for 2019 compared to $2.0 million for 2018, an increase of $4.0 million. Additions to property and equipment were $22.8 million for 2019 compared to $20.1 million for the same period in 2018, an increase of $2.7 million. We expect capital expenditures for 2020 to be approximately $45.0 million, which will be utilized primarily for maintenance and expansion projects and expenditures for the replacement of an existing distribution center.
Cash Flows from Financing Activities
Our financing activities used net cash of $71.2 million for the year ended December 31, 2019 compared to net cash used of $203.2 million for the same period in 2018, a change of $132.0 million. Net borrowings under our Credit Facility during the year ended December 31, 2019, were $4.8 million compared to net repayments of $168.2 million in 2018 due primarily to the repayment of borrowings used to fund our acquisition of Farner-Bocken for $169.0 million in July 2017. Book overdrafts decreased $25.5 million, caused by the level of cash on hand in relation to the timing of accounts payable and vendor prepayments. During the year ended December 31, 2019, we repurchased $22.0 million of our common stock under our Program that was approved by our Board of Directors on August 28, 2017, compared to repurchases of $15.5 million in 2018.

Our Credit Facility
We have a Credit Facility with a borrowing capacity of $750 million as of December 31, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase up to an additional $200 million, subject to borrowing-base requirements. All obligations under the Credit Facility are secured by first priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time subject to customary breakage costs with respect to the London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate (“CDOR”) based loans prepaid prior to the end of an interest period. The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the Credit Facility allows for unlimited stock repurchases and dividends as long as we meet certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2019, we were in compliance with all of the covenants under the Credit Facility.
Amounts related to the Credit Facility are as follows (in millions):

	December 31,
	2019	2018
Amounts borrowed, net	$324.8	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	341.7	328.9
Average borrowings for the year(2)	303.2	336.8
Range of borrowings for the year	141.7 - 508.0	175.0 - 575.0
______________________________________________

(1)	Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

(2)	See Liquidity and Capital Resources for additional details on the decrease in average borrowings.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2019 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility(1)	$324.8	$—	$324.8	$—	$—
Purchase obligations(2)	19.6	5.0	10.0	4.6	—
Letters of credit	16.7	16.7	—	—	—
Operating leases(3)	256.2	48.5	75.4	48.2	84.1
Finance leases(4)	78.9	11.4	21.3	20.2	26.0
Total contractual obligations(5)	$696.2	$81.6	$431.5	$73.0	$110.1
______________________________________________

(1)
Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility due to the variation of outstanding debt at Prime-based or LIBOR-based interest rates. See Our Credit Facility above.

(2)
Our purchase obligations at December 31, 2019 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment, computer software and services, and leasehold improvements (see Note 10 - Commitments and Contingencies to our consolidated financial statements).

(3)
The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2034, excluding renewal options. We are generally required to incur maintenance, insurance and property tax expenses in connection with our lease agreements. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

(4)
Represents net future minimum lease payments for warehouse facilities and other office, vehicle and warehouse equipment. Current maturities of finance leases are included in accrued liabilities and non-current maturities are included in long-term debt. Interest costs associated with the finance leases are included in the table above.

(5)
We have not included in the table above gross claims liabilities of $56.5 million, which includes workers’ compensation, health and welfare, and general and auto liabilities because they do not have a definite payout by year. See Critical Accounting Policies and Estimates - Claims Liabilities and Insurance Recoverables. See also Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Off-Balance Sheet Arrangements
Letters of Credit. As of December 31, 2019, our standby letters of credit issued under our Credit Facility were $16.7 million and related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
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
The allowance for doubtful accounts at December 31, 2019 and 2018 amounted to 3.5% and 2.0%, respectively, of gross trade accounts receivable.
Bad debt expense associated with our trade customer receivables was $7.1 million and $3.6 million in 2019 and 2018, respectively. As a percentage of net sales, our bad debt expense was less than 0.1% for each of 2019 and 2018.
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

Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves (in millions):

	December 31, 2019			December 31, 2018
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$8.5	$26.6	$35.1	$7.9	$22.9	$30.8
Auto and general insurance	6.8	9.5	16.3	4.2	7.3	11.5
Health and welfare	5.1	—	5.1	4.3	—	4.3
Total gross claims liabilities	$20.4	$36.1	$56.5	$16.4	$30.2	$46.6

Insurance recoverables	$(3.1)	$(14.4)	$(17.5)	$(2.2)	$(11.3)	$(13.5)

Reserves, net:
Workers’ compensation	$7.3	$16.4	$23.7	$6.8	$14.4	$21.2
Auto and general insurance	4.9	5.3	10.2	3.1	4.5	7.6
Health and welfare	5.1	—	5.1	4.3	—	4.3
Reserves, net	$17.3	$21.7	$39.0	$14.2	$18.9	$33.1
The increase in these reserves for 2019 was due primarily to a higher number of claims and reported losses for our workers compensation, auto and general insurance, and health and welfare liabilities, due in part to the growth of our business. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation, auto and general insurance, and health and welfare liabilities by $1.2 million, $0.5 million and $0.5 million as of December 31, 2019, respectively.
Valuation of Long-lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and intangible assets with definite useful lives. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. We have assessed our asset groups and determined we have four asset groups.  The determination of asset groups primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2019 and 2018.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Our reporting units, which are the U.S. and Canada, also represent our operating segments. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2019 and 2018.
In connection with our annual goodwill impairment testing performed during 2019, the first step of the test indicated that the fair values of the applicable reporting units significantly exceeded their carrying values, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 34 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2019), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of our Canadian divisions’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted-average Canadian/U.S. dollar exchange rate for 2019 would have reduced our net sales for 2019 by 1.0% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2019, we realized foreign currency transaction losses of $0.8 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2019 would have had an immaterial impact on foreign currency transaction gains for 2019. We did not engage in hedging transactions during 2019, 2018 or 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reports dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Other Long-lived Assets – Asset Group Determination – Refer to Note 2 and Note 6 to the consolidated financial statements
Critical Audit Matter Description
An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Management estimates future cash flows based on historical experience and management’s expectations of relevant customers and markets and other operational factors, and these estimated future cash flows can be affected by factors such as competition, inflation, and other economic conditions. Management uses judgment in determining the asset groups. The determination of asset groupings primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. The Company has assessed its asset groups and determined in 2019 that it has four asset groups. Although no impairment was recognized, a significant change in asset groups could potentially result in a material impairment charge.
Given the materiality of the Company’s long-lived assets and the judgment involved in determining asset groups, including the review of assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, performing audit procedures to evaluate the reasonableness of the determination of asset groups required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asset group approach used by management included the following, among others:

•	We tested the effectiveness of controls over management’s review and determination of the asset groups.

•
We evaluated the reasonableness of management’s asset group determination by assessing the basis for the identification of the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities and considering the relevant criteria specified by the accounting standards.

•
We tested management’s revenue dependency analysis, including the inter-dependencies of customers serviced by multiple distribution centers and assessed the reasonableness of the Company’s asset groupings.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 2, 2020

We have served as the Company’s auditor since 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14.1	$27.3
Accounts receivable, net of allowance for doubtful accounts of $14.5 and $8.3 at December 31, 2019 and 2018, respectively (Note 4)	402.9	403.5
Other receivables, net (Note 4)	96.2	89.4
Inventories, net (Note 5)	670.9	689.0
Deposits and prepayments (Note 4)	116.0	78.8
Total current assets	1,300.1	1,288.0
Property and equipment, net (Note 6)	249.9	229.0
Operating lease right-of-use assets (Note 7)	199.8	—
Goodwill (Note 8)	72.8	72.8
Other intangible assets, net (Note 8)	47.2	51.1
Other non-current assets, net (Note 4)	28.6	25.2
Total assets	$1,898.4	$1,666.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$192.2	$199.8
Book overdrafts (Note 2)	23.9	49.4
Cigarette and tobacco taxes payable	280.1	297.8
Operating lease liabilities (Note 7)	39.5	—
Accrued liabilities (Note 4)	151.0	134.0
Total current liabilities	686.7	681.0
Long-term debt (Note 9)	382.1	346.2
Deferred income taxes (Note 11)	22.6	27.1
Long-term operating lease liabilities (Note 7)	173.4	—
Other long-term liabilities	5.6	14.6
Claims liabilities (Note 2)	36.1	30.2
Total liabilities	1,306.5	1,099.1
Commitments and contingencies (Note 10)
Stockholders’ equity (Note 15):
Common stock, $0.01 par value (150,000,000 shares authorized; 52,702,551 and 52,524,853 shares issued; 45,113,722 and 45,703,705 shares outstanding at December 31, 2019 and 2018, respectively)	0.5	0.5
Additional paid-in capital	290.6	283.3
Treasury stock at cost (7,588,829 and 6,821,148 shares of common stock at December 31, 2019 and 2018, respectively)	(112.6)	(90.6)
Retained earnings	418.5	381.6
Accumulated other comprehensive loss (Note 16)	(5.1)	(7.8)
Total stockholders’ equity	591.9	567.0
Total liabilities and stockholders’ equity	$1,898.4	$1,666.1

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$16,670.5	$16,395.3	$15,687.6
Cost of goods sold	15,746.3	15,527.8	14,895.9
Gross profit	924.2	867.5	791.7
Warehousing and distribution expenses	566.2	540.6	504.1
Selling, general and administrative expenses	255.4	245.1	224.3
Amortization of intangible assets	10.0	10.0	8.5
Total operating expenses	831.6	795.7	736.9
Income from operations	92.6	71.8	54.8
Interest expense, net	(14.4)	(13.7)	(11.0)
Foreign currency transaction (losses) gains, net	(0.8)	1.8	1.8
Pension termination settlement (Note 12)	—	—	(17.2)
Income before income taxes	77.4	59.9	28.4
(Provision) benefit for income taxes (Note 11)	(19.7)	(14.4)	5.1
Net income	$57.7	$45.5	$33.5

Earnings per share (Note 13):
Basic	$1.26	$0.99	$0.72
Diluted	$1.25	$0.99	$0.72

Weighted-average shares outstanding (Note 13):
Basic	45.7	46.0	46.3
Diluted	46.0	46.1	46.4

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$57.7	$45.5	$33.5
Other comprehensive (loss) income, net of tax:
Defined benefit plan adjustments (Note 16)	(0.2)	(0.2)	11.0
Foreign currency translation gain (loss), net (Note 16)	2.9	(5.5)	1.1
Other comprehensive income (loss), net of tax	2.7	(5.7)	12.1
Comprehensive income	$60.4	$39.8	$45.6

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Total stockholders’ equity, beginning balances	$567.0	$555.2	$529.8

Common stock:
Beginning and ending balances	$0.5	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$283.3	$276.8	$275.5
Common stock issued, net of shares withheld for employee taxes	(2.3)	(1.7)	(3.7)
Stock-based compensation expense	9.6	8.2	5.0
Ending balances	$290.6	$283.3	$276.8

Treasury stock:
Beginning balances	$(90.6)	$(75.1)	$(70.7)
Repurchase of common stock	(22.0)	(15.5)	(4.4)
Ending balances	$(112.6)	$(90.6)	$(75.1)

Retained earnings:
Beginning balances	$381.6	$355.1	$338.7
Net income	57.7	45.5	33.5
Dividends declared	(20.8)	(19.0)	(17.1)
Ending balances	$418.5	$381.6	$355.1

Accumulated other comprehensive loss:
Beginning balances	$(7.8)	$(2.1)	$(14.2)
Other comprehensive gain (loss)	2.7	(5.7)	12.1
Ending balances	$(5.1)	$(7.8)	$(2.1)

Total stockholders’ equity, ending balances	$591.9	$567.0	$555.2

Common stock shares:
Beginning share balance	52.5	52.4	52.2
Common stock issued, net of shares withheld for employee taxes	0.2	0.1	0.2
Ending share balance	52.7	52.5	52.4

Treasury stock shares:
Beginning share balance	(6.8)	(6.2)	(6.0)
Repurchase of common stock	(0.8)	(0.6)	(0.2)
Ending share balance	(7.6)	(6.8)	(6.2)

Total shares outstanding	45.1	45.7	46.2

Dividends declared per share	$0.45	$0.41	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$57.7	$45.5	$33.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	27.7	25.9	21.3
Amortization of debt issuance costs	0.8	0.8	0.8
Stock-based compensation expense	9.6	8.2	5.0
Bad debt expense, net	7.1	3.6	1.1
Loss (gain) on disposals	—	0.6	(0.4)
Depreciation and amortization	60.9	59.5	54.4
Foreign currency transaction losses (gains)	0.8	(1.8)	(1.8)
Deferred income taxes	(4.7)	(0.1)	2.0
Pension termination settlement	—	—	17.2
Changes in operating assets and liabilities:
Accounts receivable, net	(5.2)	29.0	(32.7)
Other receivables, net	(6.2)	4.3	8.0
Inventories, net	(5.0)	(34.4)	(70.5)
Deposits, prepayments and other non-current assets	(42.9)	23.6	(16.9)
Accounts payable	(8.6)	31.0	50.2
Cigarette and tobacco taxes payable	(20.0)	(2.3)	40.7
Claims, accrued and other long-term liabilities	17.7	17.8	(18.3)
Net cash provided by operating activities	89.7	211.2	93.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2.5)	(2.5)	(169.0)
Additions to property and equipment, net	(22.8)	(20.1)	(48.2)
Capitalization of software and related development costs	(6.0)	(2.0)	(4.4)
Proceeds from sale of property and equipment	0.3	0.2	—
Net cash used in investing activities	(31.0)	(24.4)	(221.6)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,692.6	1,769.9	1,708.6
Repayments under revolving credit facility	(1,687.8)	(1,938.1)	(1,556.4)
Payments of financing costs	—	—	(1.8)
Payments of finance leases	(5.6)	(3.0)	(2.1)
Dividends paid	(20.7)	(18.9)	(17.2)
Repurchases of common stock	(22.0)	(15.5)	(4.4)
Tax withholdings related to net share settlements of restricted stock units	(2.2)	(1.7)	(3.7)
(Decrease) Increase in book overdrafts, net	(25.5)	4.1	7.4
Net cash (used in) provided by financing activities	(71.2)	(203.2)	130.4
Effects of changes in foreign exchange rates	(0.7)	2.1	(2.5)
Change in cash, cash equivalents and restricted cash	(13.2)	(14.3)	(0.1)
Cash, cash equivalents and restricted cash at beginning of period	27.3	41.6	41.7
Cash, cash equivalents and restricted cash at end of period	$14.1	$27.3	$41.6
Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes, net	$(18.7)	$10.1	$(16.7)
Interest paid	$(12.0)	$(13.0)	$(9.2)
Non-cash indemnification holdback	$—	$—	$5.0
Unpaid property and equipment purchases included in accrued liabilities	$—	$0.1	$1.6
Non-cash transactions between other non-current assets and other long-term liabilities	$4.7	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as “the Company” or “Core-Mark”) is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to customers in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
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

2.	Summary of Significant Accounting Policies
Revenue Recognition
A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control is transferred, and legal right of ownership passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2019, 2018 and 2017. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations. See Note 17 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
Customers’ Sales Incentives
The Company provides consideration to customers, such as sales allowances or discounts, on a regular basis. Customers’ sales incentives are recorded as a reduction to net sales as each sales incentive is earned by the customer. Customer sales incentives include volume-based rebates that are accounted for as variable consideration. Additionally, the Company may provide allowances for the customers’ commitments to continue using Core-Mark as a supplier. These incentives are known as racking allowances and may be paid at the inception of the customer’s agreement or on a periodic basis. Allowances paid at the inception of the contract are deferred and amortized over the period of the distribution agreement as a reduction to sales.
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

Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program, and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $254.7 million, $237.7 million and $231.9 million in 2019, 2018 and 2017, respectively.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarettes and other tobacco products and will continue to present excise taxes billed as part of revenue and remittances as part of cost of goods sold. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2019, 2018 and 2017, $3.3 billion, $3.5 billion and $3.5 billion, or 20%, 21% and 22% of the Company’s net sales, and 21%, 22% and 23% of its cost of goods sold, respectively, represented excise taxes. Additionally, federal excise taxes are levied on manufacturers who pass these taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes, but are reflected in the cost of inventory until products are sold.
Stock-based Compensation
The Company accounts for stock-based compensation expense related to time-based restricted stock unit (“RSU”) awards and performance-based awards using the grant-date fair value of the awards. For service based awards, the Company recognizes the expense using a straight-line method. For performance based awards, the Company recognizes the expense ratably when achievement of performance conditions becomes probable.
Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. Stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company’s forfeiture experience since inception of its plans has been approximately 5% of the total grants. The historical rate of forfeiture is a component of the basis for predicting the future rate of forfeitures, which are also dependent on the remaining service period related to grants.
Pension and Other Post-retirement Benefit Costs
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. In December 2017, the Company completed the settlement with an annuity transfer to a third-party insurance company, who will be responsible for all remaining payments to plan participants. At settlement, the Company recognized a non-cash charge in pension termination settlement expenses within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income (“AOCI”) of $17.2 million (see Note 12 - Employee Benefit Plans).
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
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company has established an estimated liability for income tax exposures that arise and meet the criteria for accrual. The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company classifies interest and penalties related to income taxes as income tax expense. Additionally, the Company releases income tax effects from AOCI as individual items are adjusted (see Note 11 - Income Taxes).

Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during each period, excluding unvested RSUs and performance shares. Diluted earnings per share is calculated by dividing net income by weighted-average shares outstanding including common stock equivalents. Common stock equivalents include RSUs and performance-based share awards, if the impact of the individual awards is dilutive, using the treasury stock method (see Note 13 - Earnings Per Share).
Cash, Cash Equivalents and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. The Company had book overdrafts of $23.9 million and $49.4 million at December 31, 2019 and 2018, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility. The Company has presented its cash balances in the consolidated balance sheets net of book overdrafts.
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
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or market. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis. The Company uses the link-chain dollar value LIFO method. The inventory price index computation (“IPIC”) is used to calculate LIFO inflation indices, for which the LIFO inflation source is the producer price indices (“PPI”) published by the U.S. Bureau of Labor Statistics (“BLS”). The Company uses the IPIC pooling method, for which LIFO pools are established for each PPI in accordance with current regulations.  When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the PPI for the respective period if it determines the price increase is not fully reflected in the PPI in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 89% and 87% of the Company’s inventory was valued on a LIFO basis at December 31, 2019 and 2018, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 5 - Inventories, Net).
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
The Company calculates the fair value of certain assets related to acquisitions, investments and impairment evaluations using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and gives precedence to observable inputs in determining fair value. An instrument’s level within the hierarchy is based on the lowest level of any significant input to the fair value measurement. The following levels were established for each input:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use, a Level 3 measurement under the fair value hierarchy. The Company has determined that it has four asset groups based on a review of its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The determination of asset groups primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. During 2019, 2018 and 2017, the Company did not record impairment charges related to long-lived assets (see Note 6 - Property and Equipment, Net and Note 8 - Goodwill and Other Intangible Assets, Net).

Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized.
The Company tests goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units are its U.S. operations and Canadian operations. Whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the first step of the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a second step to determine the implied fair value of goodwill associated with the reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers net sales, gross profit, income from operations and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units constitutes a Level 3 measurement under the fair value hierarchy. There has been no impairment of goodwill for any periods presented (see Note 8 - Goodwill and Other Intangible Assets, Net).
Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely SAP Enterprise Resource Planning modules, the Company’s proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2019, 2018 and 2017 the Company capitalized $6.2 million, $2.0 million and $3.5 million, respectively, of costs related to software developed or obtained for internal use (see Note 8 - Goodwill and Other Intangible Assets, Net).
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
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for workers’ compensation, auto, general, and health and welfare liability self-insurance obligations in the amounts of $36.1 million long-term and $20.4 million short-term at December 31, 2019, and $30.2 million long-term and $16.4 million short-term at December 31, 2018. The Company’s liabilities net of insurance recoverables were $21.7 million long-term and $17.3 million short-term at December 31, 2019, and $18.9 million long-term and $14.2 million short-term at December 31, 2018.
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
Murphy U.S.A. is the Company’s largest customer and accounted for 12.5%, 11.9% and 12.2% of total net sales in 2019, 2018 and 2017, respectively. No single customer accounted for 10% or more of accounts receivable at December 31, 2019 and 2018.
The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company. Product purchased from Altria Group, Inc. accounted for 32%, 33% and 35% of total product purchases in 2019, 2018 and 2017, respectively. Product purchases from R.J. Reynolds Tobacco Company were 22% of total product purchases in 2019, and 23% in both 2018 and 2017.
Cigarette sales represented 65.3%, 66.9% and 69.4% of net sales in 2019, 2018 and 2017, respectively, and contributed 23.0%, 26.0% and 27.0% of gross profit in 2019, 2018 and 2017, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of gross profit is generated from food/non-food products.
Adoption of Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC 840. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the modified retrospective transition method to apply ASU 2016-02 effective January 1, 2019, which resulted in recognition of additional lease assets of $232.1 million, lease liabilities of $244.9 million, and a decrease of deferred rent recorded under ASC 840 of $12.8 million. Comparative periods presented in the Consolidated Financial Statements prior to January 1, 2019 continue to be presented under ASC 840. The Company has implemented internal controls and new lease software to assist with future reporting. ASU 2016-02 does not have an impact on the Company’s debt-covenant compliance under its current revolving credit facility.
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
Recent Accounting Standards or Updates Not Yet Effective
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance replaces the current incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company has determined the adoption of ASU 2016-13 and all subsequent amendments will not have a material impact on its consolidated financial statements.
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
On December 18, 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance enhances and simplifies various aspects of the income tax accounting guidance, including requirements pertaining to hybrid tax regimes, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company has determined that ASU 2019-12 will not have a material impact on its consolidated financial statements.
3.    Acquisitions
Acquisition of Farner-Bocken Company
On July 10, 2017, the Company completed the acquisition of substantially all of the assets of Farner-Bocken Company (“Farner-Bocken”), a regional convenience wholesaler headquartered in Carroll, Iowa. The acquisition increased the Company’s market presence primarily in the Midwestern U.S. and will further enhance the Company’s ability to cost effectively service national and regional retailers. The acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total purchase consideration was $174.0 million of which $169.0 million was paid at closing. The remaining $5.0 million indemnity holdback was released in annual installments over two years from the date of the agreement, less amounts related to indemnification claims made pursuant to the purchase agreement, if any. In July 2018 and 2019, the Company released $2.5 million, respectively, as annual installments of the indemnity holdback. The acquisition was funded through borrowings under the Company’s revolving credit facility.
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

Based on the Company’s final valuation, intangible assets acquired include the following (in millions, except useful life data):

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

4.	Other Consolidated Balance Sheet Accounts Detail
Allowance for Doubtful Accounts, Accounts Receivable
The changes in the allowance for doubtful accounts due from customers consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$8.3	$7.3	$7.1
Net additions charged to operations(1)	7.1	3.6	1.1
Less: Write-offs and adjustments	(0.9)	(2.6)	(0.9)
Balance, end of year	$14.5	$8.3	$7.3

______________________________________________

(1)	The net additions to the allowance for doubtful accounts were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.

Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31,
	2019	2018
Vendor receivables, net	$73.1	$72.7
Insurance recoverables, current	3.1	2.2
Other miscellaneous receivables(1)	20.0	14.5
Total other receivables, net	$96.2	$89.4

______________________________________________

(1)
Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third-party logistics customers, and other miscellaneous receivables.

Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31,
	2019	2018
Vendor prepayments	$85.8	$45.4
Prepaid taxes	0.5	3.6
Deposits(1)	7.0	7.8
Racking allowances, current	6.8	6.4
Other prepayments(2)	15.9	15.6
Total deposits and prepayments	$116.0	$78.8

______________________________________________

(1)	Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.

(2)	Other prepayments include prepayments relating to insurance policies, software licenses, rent and other miscellaneous prepayments.
Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31,
	2019	2018
Insurance recoverables	$14.4	$11.3
Racking allowances, net	3.5	6.7
Insurance deposits	3.4	3.5
Debt issuance costs	1.0	1.8
Other assets	6.3	1.9
Total other non-current assets, net	$28.6	$25.2

Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31,
	2019	2018
Accrued payroll and other benefits(1)	$47.7	$40.9
Accrued customer incentives payable	37.3	34.0
Claims liabilities, current	20.4	16.4
Indirect taxes	9.3	7.2
Vendor advances	3.1	3.0
Other accrued expenses(2)	33.2	32.5
Total accrued liabilities	$151.0	$134.0

______________________________________________

(1)	The Company’s accrued payroll and other benefits include accruals for vacation, bonuses, wages and 401(k) benefit matching.

(2)	The Company’s other accrued expenses include accruals for goods and services, finance lease liabilities, construction in process, legal expenses and other miscellaneous accruals.

5.    Inventories, Net
Inventories consist of the following (in millions):

	December 31,
	2019	2018
Inventories at FIFO, net of reserves	$875.6	$866.1
Less: LIFO reserve	(204.7)	(177.1)
Total inventories, net of reserves	$670.9	$689.0

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been $204.7 million and $177.1 million higher at December 31, 2019 and 2018, respectively. The Company recorded LIFO expense of $27.6 million, $25.2 million and $21.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had a decrement in certain of its LIFO inventory layers of $20.3 million and $30.7 million in 2019 and 2018, respectively, which had the effect of reducing its LIFO expense by $2.8 million in 2019 and $3.9 million in 2018.
6.    Property and Equipment, Net
Property and equipment, net consist of the following (in millions):

	December 31,
	2019	2018
Delivery, warehouse and office equipment(1)	$409.1	$355.0
Leasehold improvements	87.8	86.4
Land and buildings(2)	52.4	50.0
Construction in progress	1.0	0.4
	550.3	491.8
Less: Accumulated depreciation and amortization	(300.4)	(262.8)
Total property and equipment, net	$249.9	$229.0
______________________________________________

(1)	Includes equipment finance leases of $56.2 million for 2019 and $19.7 million for 2018.

(2)	Includes warehouse finance leases of $21.8 million for 2019 and $20.6 million 2018.

Depreciation and amortization expenses related to property and equipment were $44.3 million, $42.2 million and $37.4 million for 2019, 2018 and 2017, respectively.

7.	Leases
The Company leases warehouse facilities, trucks, office equipment and certain sales offices. Certain of the Company’s real estate leases include one or more options to renew the applicable lease agreement, with the exercise of renewal options at the Company’s sole discretion; the Company generally includes only one real estate lease extension option in the recognition of ROU assets and lease liabilities when it is reasonably certain to be exercised. Certain of the Company’s vehicle leases have residual value guarantees.
Leases with a term of twelve months or less are not recorded on the balance sheet; the Company recognizes lease expenses for such leases on a straight-line basis over the lease term. The majority of the Company’s lease payments are fixed and are incorporated into the ROU lease assets and liabilities. However, certain vehicle leases have variable payments, such as per-mile charges, which are expensed as incurred. The Company combines lease components and non-lease components across all asset classes for purposes of recognizing lease assets and liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Leases consist of the following (in millions):

Assets	Classification	December 31, 2019
Operating	Operating lease ROU assets	$199.8
Finance	Property and equipment, net	59.8
Total leases		$259.6

Liabilities
Current:
Operating	Operating lease liabilities	$39.5
Finance	Accrued liabilities	8.4
Non-current:
Operating	Long-term operating lease liabilities	173.4
Finance	Long-term debt	57.3
Total lease liabilities		$278.6

The components of lease costs were as follows (in millions):

Year Ended
December 31, 2019
Operating lease cost	$51.8
Finance lease cost:
Amortization of leased assets	6.0
Interest on lease liabilities	2.2
Short-term lease cost	1.7
Variable lease cost	20.7
Net lease cost	$82.4

Maturity of lease liabilities as of December 31, 2019, were as follows (in millions):

	Operating leases	Finance leases	Total
2020	$48.5	$11.4	$59.9
2021	41.8	10.7	52.5
2022	33.6	10.6	44.2
2023	26.3	10.3	36.6
2024	21.9	9.9	31.8
2025 and thereafter	84.1	26.0	110.1
Total lease payments	256.2	78.9	335.1
Less: interest	(43.3)	(13.2)	(56.5)
Present value of lease liabilities	$212.9	$65.7	$278.6

Weighted-average remaining lease term and weighted-average discount rate regarding the Company’s leases were as follows:

Lease term	December 31, 2019
Weighted-average remaining lease term (years):
Operating	7.3
Finance	7.6
Discount rate
Weighted-average discount rate:
Operating	4.9%
Finance	4.8%
Other information regarding the Company’s leases were as follows (in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$51.3
Operating cash flows used by finance leases	2.2
Financing cash flows used by finance leases	5.6
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$11.1
Finance leases	41.9

As of December 31, 2019, the Company had $16.8 million of leases, primarily for trailers, that had not yet commenced.

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

8.    Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in certain business combinations. The carrying amount of goodwill during each of 2019 and 2018 was $72.8 million.
The Company did not record any impairment charges related to goodwill during the years ended December 31, 2019 and 2018 and there are no accumulated impairment losses as of December 31, 2019.

Other Intangible Assets, Net
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2019 and 2018 are as follows (in millions):

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$48.0	$(20.0)	$28.0	$48.0	$(16.2)	$31.8
Non-competition agreements	5.0	(4.4)	0.6	5.0	(4.0)	1.0
Trade names	3.8	(3.8)	—	3.8	(3.1)	0.7
Internally developed and other purchased software	42.0	(23.4)	18.6	36.0	(18.4)	17.6
Total other intangible assets	$98.8	$(51.6)	$47.2	$92.8	$(41.7)	$51.1

The amortization of intangible assets recorded in the consolidated statements of operations was $10.0 million, $10.0 million and $8.5 million for 2019, 2018 and 2017, respectively. In 2018, the Company reduced the cost and associated accumulated amortization by $2.7 million for fully amortized software.
Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2020	$9.8
2021	9.1
2022	8.3
2023	5.2
2024	4.1
2025 and thereafter	10.7
Total	$47.2

9.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,
	2019	2018
Amounts borrowed (Credit Facility)	$324.8	$320.0
Obligations under finance leases	57.3	26.2
Total long-term debt	$382.1	$346.2

The Company has a revolving credit facility (“Credit Facility”) with a borrowing capacity of $750.0 million as of December 31, 2019, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate (“CDOR”) based loans prepaid prior to the end of an interest period). The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the credit facility allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2019, the Company was in compliance with all of the financial covenants under the Credit Facility.

Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	December 31,
	2019	2018
Amounts borrowed, net	$324.8	$320.0
Outstanding letters of credit	16.7	16.7
Amounts available to borrow(1)	341.7	328.9
Average borrowings	303.2	336.8
Range of borrowings	141.7 - 508.0	175.0 - 575.0
Unamortized debt issuance costs	1.7	2.5
Weighted-average interest rate(2)	3.4%	3.1%
______________________________________________

(1)	Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

(2)	Calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates.

Long-term debt fees and charges were as follows (in millions):

	December 31,
	2019	2018	2017
Unused credit facility and letter of credit participation(1)	$1.2	$1.2	$1.0
Amortization of debt issuance costs(1)	0.8	0.8	0.8
______________________________________________

(1)	Included in interest expense, net.

10.	Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. The Company had purchase obligations of $19.6 million and $24.0 million as of December 31, 2019 and 2018, respectively, related primarily to purchases of compressed natural gas for its trucking fleet, delivery and warehouse equipment, computer software and services and leasehold improvements. Purchase orders for the purchase of inventory and other services are not included in the purchase obligations as of December 31, 2019 and 2018, respectively, because purchase orders represent authorizations to purchase rather than binding agreements.  For purposes of this disclosure, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.  The Company also enters into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Letters of Credit
As of December 31, 2019, the Company’s standby letters of credit issued under the Company’s Credit Facility were $16.7 million related primarily to casualty insurance. The majority of the standby letters of credit mature within one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected in the consolidated balance sheets.
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

11.	Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$17.4	$10.6	$(2.2)
State	4.4	3.7	0.9
Foreign	1.8	—	—
Total current tax provision (benefit)	23.6	14.3	(1.3)

Deferred:
Federal	(3.1)	(0.5)	(5.3)
State	(0.9)	0.1	1.4
Foreign	0.1	0.5	0.1
Total deferred tax (benefit) provision	(3.9)	0.1	(3.8)

Total income tax provision (benefit)	$19.7	$14.4	$(5.1)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions, except percentages):

	Year Ended December 31,
	2019		2018		2017
Federal income tax provision at the statutory rate	$16.2	21.0%	$12.6	21.0%	$9.9	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2.7	3.5	2.6	4.3	1.6	5.7
Reduction in federal statutory rate(1)	—	—	—	—	(14.6)	(51.6)
Decrease in unrecognized tax benefits (inclusive of
related interest and penalty)	—	—	—	—	(0.3)	(1.0)
Effect of foreign operations	0.1	0.1	0.5	0.8	0.1	0.4
Excess tax benefits from stock-based award payments(2)	0.1	0.1	0.2	0.3	(1.5)	(5.3)
Change in valuation allowance	1.7	2.2	—	—	—	—
Tax credits	(1.1)	(1.4)	(0.7)	(1.2)	(0.4)	(1.4)
Adjustments of prior years’ estimates	(0.7)	(0.9)	(0.5)	(0.8)	(0.4)	(1.4)
Other, net	0.7	0.9	(0.3)	(0.4)	0.5	1.6
Income tax provision (benefit)	$19.7	25.5%	$14.4	24.0%	$(5.1)	(18.0)%

______________________________________________

(1)	As a result of the enactment of the TCJA, a $14.6 million net income tax benefit was recorded in the fourth quarter of 2017 due to a one-time revaluation of the Company’s net deferred tax liability.

(2)
As a result of the adoption of ASU 2016-09, the Company recognized excess tax deficiencies of $0.1 million and $0.2 million in 2019 and 2018, respectively, and an excess tax benefit of $1.5 million in 2017.

A federal alternative minimum tax (“AMT”) of $6.9 million was payable upon the filing of the corporate income tax return for the 2017 tax year. The Company recovered the AMT payable against its current taxes payable in 2018.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Employee benefits, including post-retirement benefits	$11.8	$10.3
Trade and other receivables	3.7	2.1
Self-insurance reserves	2.6	1.9
Rent expense	—	3.4
ROU assets	70.0	—
Other	3.0	0.9
Subtotal	91.1	18.6
Less: valuation allowance	(1.7)	—
Total deferred tax assets	$89.4	$18.6
Deferred tax liabilities:
Inventories	$13.1	$12.4
Property and equipment	29.1	29.5
ROU liabilities	65.3	—
Goodwill and intangibles	2.8	2.6
Other	1.7	1.2
Total deferred tax liabilities	$112.0	$45.7

Net deferred tax liabilities	$(22.6)	$(27.1)

Tax jurisdiction:
Net deferred liability (Canada)	$(0.5)	$(0.4)
Net deferred liability (U.S.)	$(22.1)	$(26.7)

At each balance sheet date, management assesses whether it is more likely than not that these deferred tax assets would not be realized. As of December 31, 2019, the Company had a valuation allowance of $1.7 million which consisted of $1.0 million of foreign tax credits, which will expire in 2029, and $0.7 million of net operating loss carry-forwards for certain states. The Company had no valuation allowance at December 31, 2018.
The Company had no unrecognized tax benefits related to federal, state and foreign taxes at December 31, 2019, 2018, and 2017.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2019, 2018 and 2017 is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$—	$—	$0.2
Lapse of statute of limitations	—	—	(0.2)
Balance at end of year	$—	$—	$—

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2016 to 2019 tax years remain subject to examination by federal and state tax authorities. The 2014 tax year is still open for certain state tax authorities. The 2012 to 2019 tax years remain subject to examination by the tax authorities in Canada.

12.	Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen on September 30, 1986 and since then there have been no new entrants to the Pension Plans.
On September 14, 2016, the Board of Directors approved a motion to terminate the Company’s qualified defined-benefit pension plan. The Company settled all of its remaining pension liabilities through annuities purchased in December 2017. At such time, the Company recognized a non-cash pension termination settlement charge within the consolidated statements of operations related to unrecognized actuarial losses in AOCI of $17.2 million. The Company made cash contributions of $4.9 million to fully fund the pension obligation prior to terminating in 2017. In December 2017, the Company completed the plan settlement with an annuity transfer to a third-party insurance company of $29.2 million. Settling the plan eliminates future cash contributions, lowers future expenses and eliminates the risk of rising Pension Benefit Guaranty Corporation (“PBGC”) premiums.
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
The unfunded amount of liability recognized in the balance sheet related to the other post-retirement benefit plan was $2.4 million and $2.2 million, for the years ended December 31, 2019 and 2018, respectively. The net actuarial gain recognized in AOCI was $0.1 million and $0.4 million, for those same periods.
Multi-employer Defined Benefit Plan
The Company contributed $0.5 million for the years ended December 31, 2019, 2018, and 2017, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union-represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2019, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 1% to 75% of their compensation to a maximum of $19,000. Eligible U.S. employees over 50 years of age could also contribute an additional $6,000 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of CAD $26,500. As of December 31, 2019, the Company matches 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. Effective January 1, 2020, the maximum contribution available to employees in Canada increased to CAD $27,230. For the years ended December 31, 2019, 2018 and 2017, the Company made matching payments of $6.1 million, $5.6 million and $4.8 million, respectively.

13.	Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Earnings
Net income	$57.7	$45.5	$33.5
Shares
Weighted-average common shares outstanding (basic shares)	45.7	46.0	46.3
Adjustment for assumed dilution:
Restricted stock units	0.2	0.1	0.1
Performance shares	0.1	—	—
Weighted-average shares assuming dilution (diluted shares)	46.0	46.1	46.4
Earnings per share
Basic(1)	$1.26	$0.99	$0.72
Diluted(1)	$1.25	$0.99	$0.72
______________________________________________

(1)	Basic and diluted earnings per share (“EPS”) are calculated based on unrounded actual amounts.

14.	Stock Incentive Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares. As of December 31, 2019, the total number of shares available for issuance under the 2019 LTIP was 3,550,881. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-vesting restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029. The Company issues new shares upon vesting of RSUs and performance share awards and they do not have an expiration date.
Prior Long-Term Incentive Plans
The 2007 Long-Term Incentive Plan (“2007 LTIP”) and 2010 LTIP provided for the granting of, among other things, stock appreciation rights, RSUs, other stock-based awards and performance share awards of the Company’s common stock to officers, employees and non-employee directors.
The majority of awards granted by the Company vested over a three-year period: one-third of the awards vested on the first anniversary of the vesting commencement date and the remaining awards vested in either equal quarterly or annual installments for the 2007 LTIP and 2010 LTIP, over the two-year period following the first anniversary of the vesting commencement date.
No further grants will be made under the 2007 LTIP or 2010 LTIP.
The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2019:

	Number of securities to be issued upon vesting of RSUs and performance share awards	Weighted-average exercise price of vesting of RSUs and performance share awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2007 Long-Term Incentive Plan(1)	1,624	$0.01	—
2010 Long-Term Incentive Plan(2)	667,368	0.01	—
2019 Long-Term Incentive Plan(2)	17,086	0.01	3,550,881
______________________________________________

(1)	Includes RSUs.

(2)	Includes RSUs and performance shares.
The following table summarizes the activity for all RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2019:

		December 31, 2018		Activity during 2019							December 31, 2019
		Outstanding		Granted			Vested / Exercised		Canceled/Forfeited		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2007 LTIP	RSUs	1,624	$0.01	—		$—	—	$—	—	$—	1,624	$0.01	1,624	$0.01
2010 LTIP	RSUs	453,896	0.01	223,308	(1)	0.01	(203,243)	0.01	(31,845)	0.01	442,116	0.01	—	—
	Performance shares	142,011	0.01	144,352	(2)	0.01	(55,676)	0.01	(5,435)	0.01	225,252	0.01	—	—
2019 LTIP	RSUs	—	—	6,927	(1)	0.01	—	0.01	—	—	6,927	0.01	—	—
	Performance shares	—	—	10,159	(2)	0.01	—	0.01	—	—	10,159	0.01	—	—
Total		597,531		384,746			(258,919)		(37,280)		686,078		1,624
______________________________________________
 Note: Price is weighted-average price per share.

(1)	Consists of non-performance RSUs.

(2)
In 2019, the Company awarded a maximum of 154,511 performance shares that would be received if the highest level of performance was achieved. Subsequent to December 31, 2019, all performance shares were earned based upon 2019 performance criteria.

The following table summarizes RSUs and performance shares that have vested and are expected to vest as of December 31, 2019:

		December 31, 2019
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2007 LTIP	RSUs	1,624	—	—	—	$44	$—
2010 LTIP	RSUs	—	426,996	—	—	—	11,606
	Performance shares	—	222,999	—	—	—	6,061
2019 LTIP	RSUs	—	6,690	—	—	—	182
	Performance shares	—	10,057	—	—	—	273
Total		1,624	666,742			$44	$18,122

______________________________________________

(1)
Aggregate intrinsic value is calculated based upon the difference between the exercise price of RSUs and the Company’s closing common stock price on December 31, 2019 of $27.19, multiplied by the number of instruments that are vested or expected to vest. RSUs having grant prices greater than the closing stock price noted above are excluded from this calculation.

(2)	RSUs and performance shares that are expected to vest are net of estimated future forfeitures.
The following table summarizes the aggregate intrinsic value of awards vested and exercised (in millions):

	Year Ended December 31,
	2019	2018	2017
Aggregate intrinsic value of awards vested and exercised:
RSUs	$5.5	$3.8	$6.1
Performance shares	1.6	1.2	5.5

Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below:

	Year Ended December 31,
	2019	2018	2017
Weighted-average fair value per share of grants:
RSUs	$29.67	$23.66	$38.37
Performance shares(1)	$29.90	$23.78	N/A

______________________________________________

(1)
Of the 154,511 performance shares awarded in 2019, all were earned based upon 2019 performance criteria. Of the 193,006 performance shares awarded in 2018, 141,406 performance shares were earned based upon 2018 performance criteria.

Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $9.6 million, $8.2 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $10.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

15.	Stockholders’ Equity
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
The Board of Directors approved the following cash dividends in 2019 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount(1)	Payment Date
February 28, 2019	$0.11	March 12, 2019	$5.1	March 22, 2019
May 7, 2019	0.11	May 23, 2019	5.1	June 14, 2019
August 6, 2019	0.11	August 22, 2019	5.1	September 13, 2019
November 6, 2019	0.12	November 19, 2019	5.5	December 13, 2019

______________________________________________

(1)	Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
The Company paid total dividends of $20.8 million, $18.9 million and $17.2 million in 2019, 2018 and 2017, respectively. Dividends declared and paid per common share were $0.45, $0.41 and $0.37 in 2019, 2018 and 2017, respectively.
On February 24, 2020 the Board of Directors declared a quarterly cash dividend of $0.12 per common share, which is payable on March 27, 2020 to shareholders of record as of close of business on March 16, 2020.
Repurchase of Common Stock
In February of 2020, the Company’s Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing the Company’s prior stock repurchase program (the “2017 Program”). At the time of approval, the Company had funds totaling $0.4 million remaining under the 2017 Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Number of shares repurchased	767,681	588,489	158,106
Average price per share	$28.66	$26.20	$28.11
Total repurchase costs(1)	$22.0	$15.5	$4.4
______________________________________________

(1)	Amounts have been rounded for presentation purposes and may differ from unrounded results.

16.	Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2019			2018			2017
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial (loss) gain during the year	$(0.3)	$0.1	$(0.2)	$(0.4)	$0.1	$(0.3)	$0.3	$(0.1)	$0.2
Pension settlement reclassification	—	—	—	—	—	—	17.2	(6.6)	10.6
Amortization of net actuarial gain included in net income	—	—	—	0.1	—	0.1	0.4	(0.2)	0.2
Net (loss) gain during the year	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)	17.9	(6.9)	11.0
Foreign currency translation gain (loss)	2.9	—	2.9	(5.5)	—	(5.5)	1.1	—	1.1
Other comprehensive income (loss)	$2.6	$0.1	$2.7	$(5.8)	$0.1	$(5.7)	$19.0	$(6.9)	$12.1

The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2016	$(10.4)	$(3.8)	$(14.2)
Other comprehensive income	11.0	1.1	12.1
Balance as of December 31, 2017	$0.6	$(2.7)	$(2.1)
Other comprehensive loss	(0.2)	(5.5)	(5.7)
Balance as of December 31, 2018	$0.4	$(8.2)	$(7.8)
Other comprehensive income	(0.2)	2.9	2.7
Balance as of December 31, 2019	$0.2	$(5.3)	$(5.1)

17.    Segment and Geographic Information
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Net sales:
United States	$15,113.7	$14,844.4	$14,245.8
Canada	1,503.1	1,494.0	1,396.6
Corporate(1)	53.7	56.9	45.2
Total	$16,670.5	$16,395.3	$15,687.6

Income (loss) before income taxes:
United States	$99.2	$89.7	$58.4
Canada	11.9	7.9	8.2
Corporate(2)	(33.7)	(37.7)	(38.2)
Total	$77.4	$59.9	$28.4

Interest expense, net(3):
United States	$56.6	$54.7	$47.1
Canada	1.5	1.0	1.0
Corporate(4)	(43.7)	(42.0)	(37.1)
Total	$14.4	$13.7	$11.0

Depreciation and amortization:
United States	$42.6	$42.1	$37.5
Canada	2.6	2.3	2.4
Corporate(5)	15.7	15.1	14.5
Total	$60.9	$59.5	$54.4

Capital expenditures:
United States	$20.3	$18.6	$46.7
Canada	2.5	1.5	1.5
Total	$22.8	$20.1	$48.2
_____________________________________________

(1)	Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.

(2)
Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, pension termination settlement, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. 2017 includes the recognition of $17.2 million of a pension termination settlement.

(3)	Includes $0.5 million, $0.3 million, and $0.3 million of interest income for 2019, 2018 and 2017, respectively.

(4)	Consists primarily of intercompany eliminations for interest.

(5)	Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	December 31,
	2019	2018
Identifiable assets:
United States	$1,741.4	$1,528.6
Canada	157.0	137.5
Total	$1,898.4	$1,666.1

The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
Product Category	2019	2018	2017
Cigarettes	$10,892.7	$10,974.5	$10,887.4
Food	1,746.4	1,659.0	1,561.1
Fresh	502.8	474.2	436.3
Candy	1,039.0	992.0	833.4
Other tobacco products	1,438.9	1,387.2	1,272.3
Health, beauty & general	847.2	711.5	513.3
Beverages	202.1	191.0	183.4
Equipment/other	1.4	5.9	0.4
Total food/non-food products	$5,777.8	$5,420.8	$4,800.2
Total net sales	$16,670.5	$16,395.3	$15,687.6

18.	Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2019 and 2018:

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Net sales — Cigarettes(2)	$2,711.2	$2,880.0	$2,834.0	$2,467.5
Net sales — Food/Non-food(2)	1,443.6	1,542.6	1,505.0	1,286.6
Net sales(2)	4,154.8	4,422.6	4,339	3,754.1
Cost of goods sold(3)	3,924.3	4,176.0	4,100.1	3,545.9
Gross profit	230.5	246.6	238.9	208.2
Warehousing and distribution expenses(3)	140.2	148.6	143.2	134.2
Selling, general and administrative expenses	63.1	61.8	64.6	65.9
Amortization of intangible assets	2.3	2.3	2.7	2.7
Total operating expenses	205.6	212.7	210.5	202.8
Income from operations	24.9	33.9	28.4	5.4
Interest expense, net	(3.6)	(4.2)	(3.2)	(3.4)
Foreign currency transaction (losses) gains, net	(0.5)	0.9	(1.0)	(0.2)
Income before income taxes	20.8	30.6	24.2	1.8
Income tax provision	(4.6)	(8.1)	(6.5)	(0.5)
Net income	16.2	22.5	17.7	1.3
Basic net income per share	$0.35	$0.49	$0.39	$0.03
Diluted net income per share	$0.35	$0.49	$0.38	$0.03
Shares used to compute basic net income per share	45.7	45.8	45.9	45.9
Shares used to compute diluted net income per share	46.0	46.1	46.1	46.0

Excise taxes(2)	$819.7	$884.1	$868.8	$768.7
Cigarette inventory holding gains(4)	10.1	0.3	3.8	8.8
Candy inventory holding gains (5)	1.1	5.8	—	—
LIFO expense	5.9	7.3	7.4	7.0
Depreciation and amortization	15.1	14.9	15.5	15.4
Stock-based compensation	2.4	3.1	2.2	1.9
Capital expenditures	7.5	6.1	4.1	5.1
____________________________________________

(1)	Totals may not agree with full year amounts due to rounding.

(2)	Excise taxes are included as a component of net sales and cost of goods sold.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(4)
Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase.

(5)
Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. In 2019, the $6.9 million of candy inventory holding gains were attributable to the U.S.

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Net sales — Cigarettes(2)	$2,719.7	$2,874.6	$2,842.7	$2,537.5
Net sales — Food/Non-food(2)	1,370.0	1,398.6	1,383.8	1,268.4
Net sales(2)	4,089.7	4,273.2	4,226.5	3,805.9
Cost of goods sold(3)	3,872.7	4,039.4	4,009.6	3,606.1
Gross profit	217.0	233.8	216.9	199.8
Warehousing and distribution expenses(3)	136.4	137.6	134.3	132.3
Selling, general and administrative expenses(4)	61.2	58.8	61.7	63.4
Amortization of intangible assets	2.4	2.5	2.6	2.5
Total operating expenses	200.0	198.9	198.6	198.2
Income from operations	17.0	34.9	18.3	1.6
Interest expense, net	(3.1)	(3.4)	(3.4)	(3.8)
Foreign currency transaction gains (losses), net	1.3	(0.4)	0.5	0.4
Income (loss) before income taxes	15.2	31.1	15.4	(1.8)
Income tax (provision) benefit	(3.1)	(7.4)	(4.4)	0.5
Net income (loss)	12.1	23.7	11.0	(1.3)
Basic net income (loss) per share	$0.26	$0.52	$0.24	$(0.03)
Diluted net income (loss) per share	$0.26	$0.51	$0.24	$(0.03)
Shares used to compute basic net income (loss) per share	45.7	45.9	46.0	46.2
Shares used to compute diluted net income (loss) per share	46.0	46.2	46.1	46.2

Excise taxes(2)	$859.0	$920.7	$900.4	$811.3
Cigarette inventory holding gains(5)	3.1	5.9	3.5	7.1
Cigarette tax stamp inventory holding gain(6)	—	7.4	—	—
LIFO expense	5.2	7.2	6.9	5.9
Depreciation and amortization	15.0	14.9	14.7	14.9
Stock-based compensation	1.8	2.0	2.5	1.9
Capital expenditures	5.2	5.7	2.3	6.9
______________________________________________

(1)	Totals may not agree with full year amounts due to rounding.

(2)	Excise taxes are included as a component of net sales and cost of goods sold.

(3)	Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.

(4)	Selling, general & administrative expenses include business integration costs of $2.7 million consisting of $0.3 million in Q1, $0.1 million in Q2, $0.9 million in Q3, and $1.4 million in Q4.

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
FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our reports dated March 2, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases.
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

Dallas, Texas

March 2, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors-Director Compensation,” “Board of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors-Certain Relationships and Related Transactions,” “Board of Directors-Committees of the Board of Directors” and “Board of Directors-Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm-Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2019(1)
Allowances for:
Trade receivables	$8.3	$7.1	$(0.7)	$(0.2)	$14.5
Inventory reserves	1.6	27.8	(27.7)	—	1.7
	$9.9	$34.9	$(28.4)	$(0.2)	$16.2

Year Ended December 31, 2018
Allowances for:
Trade receivables	$7.3	$3.6	$(2.6)	$—	$8.3
Inventory reserves	1.0	25.1	(24.5)	—	1.6
	$8.3	$28.7	$(27.1)	$—	$9.9

Year Ended December 31, 2017
Allowances for:
Trade receivables	$7.1	$1.1	$(1.3)	$0.4	$7.3
Inventory reserves	0.8	20.7	(20.5)	—	1.0
	$7.9	$21.8	$(21.8)	$0.4	$8.3

______________________________________________

(1)	See Note 11 - Income Taxes for an explanation of the change in tax valuation allowance.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit No.	Description
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

3.4	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.2	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 9, 2007).

10.3	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company’s Proxy Statement on Schedule 14A filed on April 8, 2014).

10.4	Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 24, 2019).

10.5
Form of Management Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.6
Form of Management Performance Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.7
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

CORE-MARK HOLDING COMPANY, INC.

Date:	March 2, 2020	By:	/s/ SCOTT E. McPHERSON
Scott E. McPherson
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT E. McPHERSON	President, Chief Executive Officer and Director	March 2, 2020
Scott E. McPherson	(Principal Executive Officer)

/s/ CHRISTOPHER M. MILLER	Senior Vice President and Chief Financial Officer	March 2, 2020
Christopher M. Miller	(Principal Financial and Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 2, 2020
Randolph I. Thornton

/S/ STUART W. BOOTH	Director	March 2, 2020
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 2, 2020
Gary F. Colter

/s/ ROCKY DEWBRE	Director	March 2, 2020
Rocky Dewbre

/s/ LAURA FLANAGAN	Director	March 2, 2020
Laura Flanagan

/S/ ROBERT G. GROSS	Director	March 2, 2020
Robert G. Gross

/S/ DIANE RANDOLPH	Director	March 2, 2020
Diane Randolph

/S/ HARVEY L. TEPNER	Director	March 2, 2020
Harvey L. Tepner