Form 10-Q
period 2020-03-31
Core-Mark Holding Company, Inc.
filed 2020-05-07
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of May 4, 2020, 45,086,055 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$26.0	$14.1
Accounts receivable, net of allowance for credit losses of $13.8 and $14.5 as of March 31, 2020 and December 31, 2019, respectively	387.3	402.9
Other receivables, net	100.2	96.2
Inventories, net (Note 3)	758.1	670.9
Deposits and prepayments	79.4	116.0
Total current assets	1,351.0	1,300.1
Property and equipment, net	251.7	249.9
Operating lease right-of-use assets	194.6	199.8
Goodwill	72.8	72.8
Other intangible assets, net	45.4	47.2
Other non-current assets, net	27.7	28.6
Total assets	$1,943.2	$1,898.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$268.6	$192.2
Book overdrafts	36.3	23.9
Cigarette and tobacco taxes payable	258.3	280.1
Operating lease liabilities	35.4	39.5
Accrued liabilities	151.6	151.0
Total current liabilities	750.2	686.7
Long-term debt (Note 4)	376.7	382.1
Deferred income taxes	23.3	22.6
Long-term operating lease liabilities	169.0	173.4
Other long-term liabilities	5.2	5.6
Claims liabilities	36.6	36.1
Total liabilities	1,361.0	1,306.5
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 52,910,228 and 52,702,551 shares issued; 45,086,055 and 45,113,722 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	0.5	0.5
Additional paid-in capital	290.2	290.6
Treasury stock at cost (7,824,173 and 7,588,829 shares of common stock at March 31, 2020 and December 31, 2019, respectively)	(118.0)	(112.6)
Retained earnings	417.3	418.5
Accumulated other comprehensive loss	(7.8)	(5.1)
Total stockholders’ equity	582.2	591.9
Total liabilities and stockholders’ equity	$1,943.2	$1,898.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$3,939.3	$3,754.1
Cost of goods sold	3,720.9	3,545.9
Gross profit	218.4	208.2
Warehousing and distribution expenses	142.4	134.2
Selling, general and administrative expenses	63.9	65.9
Amortization of intangible assets	2.3	2.7
Total operating expenses	208.6	202.8
Income from operations	9.8	5.4
Interest expense, net	(3.5)	(3.4)
Foreign currency transaction losses, net	(0.2)	(0.2)
Income before income taxes	6.1	1.8
Provision for income taxes	(1.8)	(0.5)
Net income	$4.3	$1.3

Basic and diluted earnings per share (Note 6)	$0.09	$0.03

Basic weighted-average shares (Note 6)	45.3	45.9

Diluted weighted-average shares (Note 6)	45.4	46.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$4.3	$1.3
Foreign currency translation (losses) gains, net	(2.7)	1.0
Comprehensive income	$1.6	$2.3
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Total stockholders’ equity, beginning balances	$591.9	$567.0

Common stock:
Beginning and ending balances	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$290.6	$283.3
Common stock issued, net of shares withheld for employee taxes	(2.4)	(2.1)
Stock-based compensation expense	2.0	1.9
Ending balances	$290.2	$283.1

Treasury stock:
Beginning balances	$(112.6)	$(90.6)
Repurchase of common stock	(5.4)	—
Ending balances	$(118.0)	$(90.6)

Retained earnings:
Beginning balances	$418.5	$381.6
Net income	4.3	1.3
Dividends declared	(5.5)	(5.1)
Ending balances	$417.3	$377.8

Accumulated other comprehensive loss:
Beginning balances	$(5.1)	$(7.8)
Other comprehensive (loss) gain	(2.7)	1.0
Ending balances	$(7.8)	$(6.8)

Total stockholders’ equity, ending balances	$582.2	$564.0

Common stock shares:
Beginning share balance	52.7	52.5
Common stock issued, net of shares withheld for employee taxes	0.2	0.2
Ending share balance	52.9	52.7

Treasury stock shares:
Beginning share balance	(7.6)	(6.8)
Repurchase of common stock	(0.2)	—
Ending share balance	(7.8)	(6.8)

Total shares outstanding	45.1	45.9

Dividends declared per share	$0.12	$0.11

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4.3	$1.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	8.0	7.0
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	2.0	1.9
Credit loss expense, net	1.8	3.1
Impairment charge and other	0.3	—
Loss on disposals	—	0.1
Depreciation and amortization	15.7	15.4
Foreign currency losses, net	0.2	0.2
Deferred income taxes	0.8	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	12.0	5.4
Other receivables, net	(5.5)	8.2
Inventories, net	(102.4)	180.7
Deposits, prepayments and other non-current assets	31.8	(4.1)
Accounts payable	79.5	29.9
Cigarette and tobacco taxes payable	(17.9)	(75.8)
Claims, accrued and other long-term liabilities	1.7	2.0
Net cash provided by operating activities	32.5	175.2
Cash flows from investing activities:
Additions to property and equipment, net	(5.0)	(5.1)
Capitalization of software and related development costs	(0.8)	(1.4)
Proceeds from sale of property and equipment, net	—	0.2
Net cash used in investing activities	(5.8)	(6.3)
Cash flows from financing activities:
Borrowings under revolving credit facility	489.7	340.7
Repayments under revolving credit facility	(501.5)	(499.2)
Payments on finance leases	(2.4)	(0.9)
Dividends paid	(5.6)	(5.1)
Repurchases of common stock	(5.4)	—
Tax withholdings related to net share settlements of restricted stock units	(2.4)	(2.1)
Increase (Decrease) in book overdrafts	12.4	(3.2)
Net cash used in financing activities	(15.2)	(169.8)
Effects of changes in foreign exchange rates	0.4	(0.6)
Change in cash and cash equivalents	11.9	(1.5)
Cash and cash equivalents, beginning of period	14.1	27.3
Cash and cash equivalents, end of period	$26.0	$25.8
Supplemental disclosures:
Cash (paid) received during the period for:
Income taxes, net	$(3.2)	$(0.2)
Interest	$(2.6)	$(3.1)
Operating lease liabilities arising from obtaining new right-of-use assets	$6.3	$7.3
Finance lease liabilities arising from obtaining new right-of-use assets	$10.5	$0.7

______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc., and its subsidiaries (collectively referred to herein as the “Company” or “Core-Mark”), are one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 42,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity, and the unaudited condensed consolidated statements of cash flows, each for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements, which are included in its 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020.
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2019.
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
2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The Company adopted this pronouncement on a modified retrospective basis effective January 1, 2020. The new guidance replaces the current incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. The adoption of ASU 2016-13 and all subsequent amendments did not have a material impact on the Company’s consolidated financial statements.
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The Company adopted this pronouncement on a prospective basis effective January 1, 2020. The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  Accordingly, the Company has amended its methodology for determining any goodwill impairment calculations. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective
On August 28, 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans -General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The new guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for defined benefit pension and other post-retirement benefit plans. ASU 2018-14 requires retrospective application and is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company has determined that ASU 2018-14 will not have a material impact on its consolidated financial statements.
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
A credit review is completed for new customers and ongoing credit evaluations of each customer’s financial condition are performed periodically, with an allowance recognized for expected credit losses. Credit limits given to customers are based on a risk assessment of their ability to pay and other factors. Accounts receivable are typically not collateralized, but the Company may require prepayments or other guarantees whenever deemed necessary.
Murphy U.S.A., the Company’s largest customer, accounted for approximately 14% and 13% of the Company’s net sales for the three months ended March 31, 2020 and March 31, 2019, respectively. No other customer individually accounted for more than 10% of sales for these periods. GPM Southeast, LLC accounted for approximately 11%, or $43.3 million, of the Company’s accounts receivable as of March 31, 2020. No other customer individually accounted for 10% or more of the Company’s accounts receivable as of March 31, 2020 or December 31, 2019.
3. Inventories, Net
Inventories consist of the following (in millions):

	March 31, 2020	December 31, 2019
Inventories at FIFO, net of reserves	$970.6	$875.6
Less: LIFO reserve	(212.5)	(204.7)
Total inventories, net of reserves	$758.1	$670.9
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $212.5 million and $204.7 million higher as of March 31, 2020 and December 31, 2019, respectively. The Company recorded LIFO expense of $7.8 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.

4. Long-term Debt
Long-term debt consists of the following (in millions):

	March 31, 2020	December 31, 2019
Amounts borrowed (Credit Facility)	$313.0	$324.8
Obligations under finance leases	63.7	57.3
Total long-term debt	$376.7	$382.1
The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750 million as of March 31, 2020, limited by a borrowing base consisting of eligible accounts receivables and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	March 31, 2020	December 31, 2019
Amounts borrowed, net	$313.0	$324.8
Outstanding letters of credit	19.7	16.7
Amounts available to borrow(1)	408.3	341.7
Unamortized debt issuance costs	1.5	1.7
___________________________________________
(1) Subject to borrowing base limitations, and excluding expansion feature of $200 million.

	Three Months Ended
	March 31,
	2020	2019
Average borrowings	$336.4	$277.6
Range of borrowings	151.5 - 499.3	160.0 - 390.0
Unused Credit Facility and letter of credit participation fees(1)	0.3	0.3
Amortization of debt issuance costs(1)	0.2	0.2
Weighted-average interest rate(2)	2.7%	3.7%
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

6. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Earnings
Net income	$4.3	$1.3
Shares
Weighted-average common shares outstanding (basic shares)	45.3	45.9
Adjustment for assumed dilution:
Restricted stock units	—	0.1
Performance shares	0.1	—
Weighted-average shares assuming dilution (diluted shares)	45.4	46.0
Earnings per share
Basic and diluted(1)	$0.09	$0.03
___________________________________________
(1) Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 469,302 and 368,082 for the three months ended March 31, 2020 and March 31, 2019, respectively.
7. Stock-based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares. As of March 31, 2020, the total number of shares available for issuance under the 2019 LTIP was 3,159,237. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-based restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the three months ended March 31, 2020 and 2019, the Company granted 271,107 and 218,097, respectively, of time-vesting restricted stock units to certain of its employees and non-employee directors at a weighted-average grant date fair value of $25.32 and $29.18, respectively.
During the three months ended March 31, 2020, the Company granted 140,536 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $25.32. The 140,536 performance-based restricted stock units represent the maximum number that can be earned. The number of performance-based restricted stock units that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2020. During the three months ended March 31, 2019, the Company granted 143,089 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $29.18, all of which were ultimately earned, based upon 2019 performance criteria achieved.
Stock-based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.0 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $14.7 million at March 31, 2020, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized stock-based compensation cost is adjusted for any unearned or estimated not to be earned performance-based restricted stock units or forfeited shares.

8. Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2020 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2020	$0.12	March 16, 2020	$5.5	March 27, 2020
May 7, 2020	$0.12	May 22, 2020	N/A(1)	June 19, 2020
___________________________________________
(1) Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock

On February 24, 2020, the Company’s Board of Directors authorized a $60.0 million stock repurchase program (the “Program”), replacing the Company’s prior stock repurchase program. At the time of approval, the Company had funds totaling $0.4 million remaining under the prior stock repurchase program, which were subsequently retired unused. The timing, price and volume of purchases under the Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Program may be discontinued or amended at any time. The Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

During the three months ended March 31, 2020, the Company spent $5.4 million to repurchase 235,344 shares of common stock under the Program. During the three months ended March 31, 2019, no shares of common stock were repurchased under the prior stock repurchase program. As of March 31, 2020, there was $54.6 million available for future share repurchases under the Program. On April 14, 2020, the Company announced that the Program would be suspended due to the volatility related to the novel coronavirus pandemic (“COVID-19”).
9. Segment and Geographic Information
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net sales:
United States	$3,579.6	$3,414.4
Canada	348.4	326.6
Corporate(1)	11.3	13.1
Total	$3,939.3	$3,754.1

Income before income taxes:
United States	$9.2	$9.3
Canada	2.4	1.8
Corporate(2)	(5.5)	(9.3)
Total	$6.1	$1.8

Interest expense, net:(3)
United States	$14.6	$13.0
Canada	0.5	0.5
Corporate(4)	(11.6)	(10.1)
Total	$3.5	$3.4

Depreciation and amortization:
United States	$10.8	$10.5
Canada	0.8	0.6
Corporate(5)	4.1	4.3
Total	$15.7	$15.4

Capital expenditures:
United States	$4.4	$5.0
Canada	0.6	0.1
Total	$5.0	$5.1
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
(3) Includes $0.1 million of interest income for both of the three months ended March 31, 2020 and 2019.
(4) Consists primarily of intercompany eliminations for interest.
(5) Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	March 31, 2020	December 31, 2019
Identifiable assets:
United States	$1,788.3	$1,741.4
Canada	154.9	157.0
Total	$1,943.2	$1,898.4

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
Product Category	2020	2019
Cigarettes	$2,582.7	$2,467.5
Food	399.5	381.6
Fresh	120.5	110.7
Candy	256.4	237.3
OTP	360.0	330.0
Health, beauty & general	180.0	187.4
Beverages	39.7	39.4
Equipment/other	0.5	0.2
Total food/non-food products	1,356.6	1,286.6
Total net sales	$3,939.3	$3,754.1

10. Subsequent Events
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic. The effects of the COVID-19 pandemic did not have a significant impact on the Company’s operating results during the three months ended March 31, 2020, however it has impacted the Company’s business in April and given there is still significant uncertainty, the Company expects it will continue to adversely affect its business for some period of time.
As disclosed in the Company’s press release issued on April 14, 2020, the Company withdrew its full-year 2020 financial guidance due to the uncertainty created by COVID-19 and announced certain cost-saving measures that it had implemented across the Company. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels.

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
Factors that might cause or contribute to such differences include, but are not limited to, the extent and duration of the disruption to business activities caused by the global health crisis associated with the novel coronavirus pandemic (“COVID-19”) outbreak, including the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets; declining cigarette sales volumes; our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, senior management and other key personnel; competition in our distribution markets, including product, service and pricing pressures related to COVID-19; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers and our ability to maintain favorable supplier arrangements; disruptions in suppliers’ operations, including the impact of COVID-19 on our suppliers as well as supply chain, including potential problems with inventory availability and the potential result of higher cost of product and freight due to high demand of products and low supply for an unpredictable period of time; product liability and counterfeit product claims and manufacturer recalls of products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations; risks related to changes to our workforce, including reductions to hours, headcount and benefits as a result of COVID-19; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products (“OTP”); changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019 filed with the SEC on March 2, 2020. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 42,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, OTP, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. As of March 31, 2020, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).

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
Our growth initiatives include growing same store sales, gaining share of the more than 180,000 North American convenience stores and being opportunistic with acquisition opportunities. Our focus on providing industry-leading category management solutions to our customers positions us to partner with retailers to help increase their sales and profits. We offer a wide array of innovative, data-based marketing solutions for our customers to leverage in their pursuit of satisfying consumer demand. Whether it be our fresh or food offerings, the benefits of our store specific marketing recommendations or the latest in ordering technologies, we are constantly working to lead the industry in the category management space. The final major component of our strategic framework is focused on leveraging costs. Core-Mark is actively engaged in efforts to increase the leverage of our operating cost structure through a range of initiatives, including technology investments, centralizing transactional processes and employee engagement aimed at increasing productivity.
We believe consistent execution on the aforementioned strategic priorities will position Core-Mark as the leader in convenience retail distribution and provides a strong pathway to achieve sustainable shareholder returns.

Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic. We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The effects of the COVID-19 pandemic did not have a significant impact on our operating results during the three months ended March 31, 2020, however it has impacted our business in April and given there is still significant uncertainty, we expect it will continue to adversely affect our business for some period of time.
While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, the unprecedented impact of COVID-19, including an increase in the level of shelter-in-place orders by states, provinces, cities and counties, has resulted in a significant downturn in miles driven, resulting in a decline in convenience retail store visits across North America. For the month of April 2020, we experienced a year-over-year sales decline of approximately 8%, reflecting a 3% decline in cigarette sales and a 20% decline in food/non-food sales. We also saw a decline in gross profit margin in April of approximately 40 basis points as a result of a shift in sales mix, most notably a larger decline in sales of higher margin food/non-food products relative to cigarettes. In addition, gross profit margin in April was impacted by a shift in sales mix within the food/non-food category, driven primarily by sales growth in OTP, which have lower margins relative to other food/non-food products.
As outlined in our press release on April 14, 2020, we have taken steps to reduce operating costs to better align them with sales volume trends and preserve liquidity. The suspension of our 401(k) matching and material changes to our benefits programs are expected to reduce cost by approximately $8 million in 2020. From a labor perspective, we have reduced headcount by nearly 1,000 employees in response to volume declines due to COVID-19. We are achieving further labor savings by minimizing overtime costs and reducing work hours of non-exempt employees to better align to the reduced volumes. We are also achieving cost savings through actions to reduce other non-essential costs including travel, meetings and events and other discretionary expenditures. And finally, we continue to preserve our liquidity position through our cost reduction efforts, reduced capital expenditures, discipline around inventory management and particular focus on accounts receivables which pose a risk to every business operating in today’s environment. We now expect our capital expenditures for 2020 to be approximately $30 million as compared to our previous guidance of $45 million. We continue to evaluate and take other actions to reduce costs and spending across our organization while continuing to maintain our ability to provide the high level of service our customers expect.
Given our financial strength coming into the pandemic and ample availability of capital, we expect to be able to maintain adequate liquidity through the current environment subject to the duration of COVID-19 and shelter-in-place orders. For further information regarding the impact of COVID-19 on the Company, please refer to Part II, Item 1A, “Risk Factors” in this report, which is incorporated herein by reference.
As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our people, providing exemplary service to our customers and prudently managing our business to deliver long-term growth.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting policies and estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

First Quarter Overview
Our net sales in the first quarter of 2020 were $3,939.3 million compared to $3,754.1 million for the same period in 2019, an increase of 4.9%, or $185.2 million. The increase in net sales for the first quarter of 2020 was driven primarily by a 5.4% increase in sales of food/non-food and a 1.6% increase in cigarette carton sales, increases in cigarette prices and the impact of an extra selling day compared to the first quarter of 2019. We experienced a significant increase in sales, primarily in cigarettes, OTP and fresh items, related to COVID-19 in the early part of March, followed by a significant decline in the later part of the month as shelter-in-place orders took effect in many states and provinces.
Gross profit in the first quarter of 2020 increased 4.9%, or $10.2 million, to $218.4 million from $208.2 million for the same period in 2019, driven primarily by the increase in food/non-food sales to existing customers, including strong growth in fresh, candy and OTP categories.
Gross profit margin was 5.54% of total net sales during the first quarter of 2020 compared to 5.55% for the same period in 2019. Remaining gross profit margin(1) increased to 5.51% for the first quarter of 2020 from 5.50% for the same period in 2019. Gross profit margin was affected by lower gross profit margin per carton, and a shift in sales mix toward lower margin items within the food/non-food category.
Operating expenses in the first quarter of 2020 increased 2.9%, or $5.8 million, to $208.6 million from $202.8 million for the same period in 2019. The increase was due primarily to higher warehousing and distribution expenses related to the growth in sales and the impact of the extra selling day. Operating expenses were 5.3% of total net sales for the first quarter of 2020 compared to 5.4% of total net sales for the same period in 2019. Operating expenses were 96.1% of remaining gross profit(1) for the first quarter of 2020, compared to 98.3% of remaining gross profit for the same period in 2019. The decrease in operating expenses as a percentage of remaining gross profit was due primarily to lower selling, general and administrative (“SG&A”) expenses resulting from lower salaries and reductions in employee bonus and other expenses.
Net income in the first quarter of 2020 increased $3.0 million, to $4.3 million from net income of $1.3 million for the same period in 2019. Adjusted EBITDA(1) increased $5.6 million to $35.3 million for the first quarter of 2020 from $29.7 million for the same period in 2019. The increases in net income and Adjusted EBITDA were due primarily to the growth in gross profit resulting from an increase in sales to existing customers and cost leverage in SG&A expenses.
___________________________________________
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		March 31, 2020			March 31, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$185.2	$3,939.3	100.0%	—%	$3,754.1	100.0%	—%
Net sales — Cigarettes	115.2	2,582.7	65.6	60.3	2,467.5	65.7	60.1
Net sales — Food/Non-food	70.0	1,356.6	34.4	39.7	1,286.6	34.3	39.9
Net sales, less excise taxes (non-GAAP)(2)	183.6	3,169.0	80.4	100.0	2,985.4	79.5	100.0
Gross profit(3)	10.2	218.4	5.5	6.9	208.2	5.5	7.0
Warehousing and distribution expenses	8.2	142.4	3.6	4.5	134.2	3.6	4.5
Selling, general and administrative expenses	(2.0)	63.9	1.6	2.0	65.9	1.8	2.2
Amortization of intangible assets	(0.4)	2.3	0.1	0.1	2.7	0.1	0.1
Income from operations	4.4	9.8	0.2	0.3	5.4	0.1	0.2
Interest expense, net	0.1	(3.5)	(0.1)	(0.1)	(3.4)	(0.1)	—
Foreign currency transaction losses, net	—	(0.2)	—	—	(0.2)	—	—
Income before income taxes	4.3	6.1	0.2	0.2	1.8	—	0.1
Net income	3.0	4.3	0.1	0.1	1.3	—	—
Adjusted EBITDA (non-GAAP)(4)	5.6	35.3	0.9	1.1	29.7	0.8	1.0
___________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) See the reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3) Gross profit may not be comparable to those of other entities because warehousing and distribution expenses are not included as a component of our cost of goods sold.
(4) See the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Information.”
Net Sales. Net sales in the first quarter of 2020 increased by $185.2 million, or 4.9%, to $3,939.3 million, from $3,754.1 million for the same period in 2019. The increase in net sales was driven primarily by growth in both food/non-food and cigarette sales to existing customers, manufacturers’ price increases of cigarettes and the impact of an additional selling day.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2020 increased by $115.2 million, or 4.7%, to $2,582.7 million from $2,467.5 million for the same period in 2019. The increase was driven primarily by a 3.2% increase in the average sales price per carton due primarily to increases in cigarette manufacturers’ prices, and a 1.6% increase in carton sales. Cigarette carton sales increased by 1.6% and 1.0% in the U.S. and Canada, respectively, driven by a temporary increase in March carton sales related to COVID-19 and the impact of one extra selling day, partially offset by a decline in carton sales in January and February.
We believe long-term cigarette consumption will continue to be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance, sales through illicit markets and increasing use of alternative nicotine products. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historically, industry data indicates that convenience retailers have more than offset cigarette profit declines through sales growth in food/non-food products. As discussed in the disclosures regarding the uncertainty of the impact of COVID-19, the rate of decline of carton sales has increased in the month of April 2020 and we expect to continue to see a temporary elevation of that trend until convenience retail store visits return to historical levels.
Net cigarette sales as a percentage of total net sales was 65.6% in the first quarter of 2020 compared to 65.7% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2020 increased $70.0 million, or 5.4%, to $1,356.6 million from $1,286.6 million for the same period in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	March 31,		Increase (Decrease)
Product Category	2020	2019	Amounts	Percentage
Food	$399.5	$381.6	$17.9	4.7%
Fresh	120.5	110.7	9.8	8.9%
Candy	256.4	237.3	19.1	8.0%
OTP	360.0	330.0	30.0	9.1%
Health, beauty & general	180.0	187.4	(7.4)	(3.9)%
Beverages	39.7	39.4	0.3	0.8%
Equipment/other	0.5	0.2	0.3	150.0%
Total food/non-food products	$1,356.6	$1,286.6	$70.0	5.4%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
The increase in food/non-food sales for the first quarter of 2020 was driven primarily by an increase in sales to existing customers, including strong growth in fresh foods, OTP and candy and the benefit of one extra selling day this year. Certain product categories including OTP, fresh and food items and candy benefited from stronger sales growth in early March, associated with the onset of the COVID-19 crisis in North America, which was offset by sales declines in late March as shelter-in-place orders took effect in many states and provinces. Our health, beauty & general category was impacted by a decline in sales of alternative nicotine products due to the enactment of regulations governing the sale of flavored product categories. Alternative nicotine sales were also impacted by approximately $19 million in sales returns associated with flavored alternative nicotine products following the federal regulations enacted in early February, all of which were guaranteed by our vendors.
Net sales of food/non-food products as a percentage of total net sales was 34.4% for the first quarter of 2020 compared to 34.3% for the same period in 2019.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the first quarter of 2020 increased $10.2 million, or 4.9%, to $218.4 million from $208.2 million for the same period in 2019, driven primarily by an increase in food/non-food sales to existing customers.
Gross profit margin was 5.54% of total net sales during the first quarter of 2020 compared to 5.55% for the same period in 2019. The decrease in gross profit margin was driven primarily by a decline in cigarette gross profit margin due primarily to cigarette price inflation.
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
LIFO expense was $7.8 million for the first quarter of 2020 compared to $7.0 million for the same period of 2019. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		March 31, 2020			March 31, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$185.2	$3,939.3	100.0%	—%	$3,754.1	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	183.6	3,169.0	80.4	100.0	2,985.4	79.5	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$0.3	$9.1	0.23%	0.29%	$8.8	0.24%	0.29%
LIFO expense	(0.8)	(7.8)	(0.20)	(0.25)	(7.0)	(0.19)	(0.23)
Remaining gross profit (non-GAAP)(4)	10.7	217.1	5.51	6.85	206.4	5.50	6.91
Gross profit	$10.2	$218.4	5.54%	6.89%	$208.2	5.55%	6.97%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) See reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3) For 2020, $7.8 million and $1.3 million of cigarette inventory holding gains were attributable to the U.S and Canada, respectively. For 2019, $7.4 million and $1.4 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4) Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.
Remaining gross profit, a non-GAAP financial measure (see reconciliation of gross profit to remaining gross profit in “Non-GAAP Financial Information”), increased $10.7 million, or 5.2%, to $217.1 million for the first quarter of 2020 from $206.4 million for the same period in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) increased to 5.51% for the first quarter of 2020 from 5.50% for the same period in 2019. Higher margins in the food and fresh categories this year were somewhat offset by the impact of a shift in sales mix to OTP, which has significantly lower margins than our other food/non-food categories.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette gross profit to cigarette remaining gross profit in “Non-GAAP Financial Information”), increased $1.6 million, or 3.3%, to $49.7 million for the first quarter of 2020 from $48.1 million for the same period in 2019. The increase in cigarette remaining gross profit is driven primarily by a 1.6% increase in cigarette carton sales and a 1.6% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food gross profit to food/non-food remaining gross profit in “Non-GAAP Financial Information”), increased $9.1 million, or 5.7%, to $167.4 million for the first quarter of 2020 from $158.3 million the same period in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) in the first quarter of 2020 increased to 12.34% from 12.30% for the same period in 2019, driven primarily by an increase in sales in our food and beverage categories and our strategic pricing initiatives.
For the first quarter of 2020, our remaining gross profit for food/non-food products was 77.1% of our total remaining gross profit compared to 76.7% for the same period in 2019.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the first quarter of 2020, operating expenses increased by $5.8 million, or 2.9%, to $208.6 million from $202.8 million for the same period in 2019. The increase in operating expenses was due primarily to higher warehousing and distribution expenses. As a percentage of total net sales, operating expenses were 5.3% for the first quarter of 2020 compared to 5.4% for the same period in 2019. Operating expenses were 96.1% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2020, compared to 98.3% of remaining gross profit for the same period in 2019. Operating expenses as a percentage of remaining gross profit was favorably impacted primarily by lower SG&A expenses resulting from lower salaries and reductions in employee bonus and other expenses.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $8.2 million, or 6.1%, to $142.4 million in the first quarter of 2020 from $134.2 million for the same period in 2019. Warehousing and distribution expenses were 3.6% of total net sales for both the first quarter of 2020 and 2019. Warehousing and distribution expenses were 65.6% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2020, compared to 65.0% of remaining gross profit for the same period in 2019. The increase in warehousing and distribution expenses was due primarily to increased volume, higher salaries and related benefits, the impact of one additional selling day and reduced labor efficiencies associated with significant volume fluctuations in March due to the impact of COVID-19.
SG&A Expenses. SG&A expenses decreased $2.0 million, or 3.0%, to $63.9 million in the first quarter of 2020 from $65.9 million for the same period in 2019. SG&A expenses were 1.6% of total net sales for the first quarter of 2020 as compared to 1.8% of total net sales for the same period in 2019. SG&A expenses were 29.4% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the first quarter of 2020 compared to 31.9% of remaining gross profit for the same period in 2019. The reduction in SG&A expenses was due primarily to a decrease in general salaries, a reduction in employee bonus expense, lower credit losses and a reduction in costs associated with the corporate relocation in 2019.
Amortization Expense. Amortization expense decreased $0.4 million, or 14.8%, in the first quarter of 2020 to $2.3 million from $2.7 million for the same period in 2019.
Interest Expense, Net. Interest expense, net, includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net increased to $3.5 million in the first quarter of 2020 from $3.4 million for the same period in 2019. The increase in net interest expense was due primarily to higher average borrowings during the first quarter of 2020, partially offset by a decrease in the average borrowing rate. Average borrowings in the first quarter of 2020 were $336.4 million with a weighted-average interest rate of 2.7% compared to average borrowings of $277.6 million with a weighted-average interest rate of 3.7% for the same period in 2019.
Foreign Currency Transaction Losses, Net.  We recognized a foreign currency loss of $0.2 million in the first quarter of both 2020 and 2019. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the first quarter of 2020, our effective tax rate was a provision of 29.5% compared to a provision of 27.8% for the same period in 2019.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Information”), increased $5.6 million, or 18.9%, to $35.3 million for the first quarter of 2020 from $29.7 million for the same period last year driven primarily by the growth in gross profit resulting from an increase in sales to existing customers and cost leverage in SG&A expenses.
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

The following table reconciles net income to Adjusted EBITDA, as net income is the most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended
	March 31,		%
	2020	2019	Change
Net income	$4.3	$1.3	230.8%
Interest expense, net(2)	3.5	3.4
Provision for income taxes	1.8	0.5
Depreciation and amortization	15.7	15.4
LIFO expense	7.8	7.0
Stock-based compensation expense	2.0	1.9
Foreign currency transaction losses, net	0.2	0.2
Adjusted EBITDA (non-GAAP)	$35.3	$29.7	18.9%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) Interest expense, net, is reported net of interest income.
The following tables reconcile net sales to net sales, less excise taxes, and gross profit to remaining gross profit (including cigarette remaining gross profit and food/non-food gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended
	March 31,
	2020	2019
Net sales	$3,939.3	$3,754.1
Excise taxes	(770.3)	(768.7)
Net sales, less excise taxes (non-GAAP)	$3,169.0	$2,985.4

Gross profit	$218.4	$208.2
Cigarette inventory holding gains(2)	(9.1)	(8.8)
LIFO expense	7.8	7.0
Remaining gross profit (non-GAAP)	$217.1	$206.4

Gross profit %	5.54%	5.55%
Gross profit % less excise taxes (non-GAAP)	6.89%	6.97%
Remaining gross profit % (non-GAAP)	5.51%	5.50%
Remaining gross profit % less excise taxes (non-GAAP)	6.85%	6.91%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended March 31, 2020, $7.8 million and $1.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2019, $7.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

	Three Months Ended
	March 31,
	2020	2019
Cigarettes:
Net sales	$2,582.7	$2,467.5
Excise taxes	(672.2)	(673.3)
Net sales, less excise taxes (non-GAAP)	$1,910.5	$1,794.2

Gross profit	$51.9	$51.3
Cigarette inventory holding gains(2)	(9.1)	(8.8)
LIFO expense	6.9	5.6
Remaining gross profit (non-GAAP)	$49.7	$48.1

Gross profit %	2.01%	2.08%
Gross profit % less excise taxes (non-GAAP)	2.72%	2.86%
Remaining gross profit % (non-GAAP)	1.92%	1.95%
Remaining gross profit % less excise taxes (non-GAAP)	2.60%	2.68%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended March 31, 2020, $7.8 million and $1.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2019, $7.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

	Three Months Ended
	March 31,
	2020	2019
Food/Non-food:
Net sales	$1,356.6	$1,286.6
Excise taxes	(98.1)	(95.4)
Net sales, less excise taxes (non-GAAP)	$1,258.5	$1,191.2

Gross profit	$166.5	$156.9
LIFO expense	0.9	1.4
Remaining gross profit (non-GAAP)	$167.4	$158.3

Gross profit %	12.27%	12.19%
Gross profit % less excise taxes (non-GAAP)	13.23%	13.17%
Remaining gross profit % (non-GAAP)	12.34%	12.30%
Remaining gross profit % less excise taxes (non-GAAP)	13.30%	13.29%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Three Months Ended
	March 31,
	2020	2019
Gross profit	$218.4	$208.2
Cigarette inventory holding gains(2)	(9.1)	(8.8)
LIFO expense	7.8	7.0
Remaining gross profit (non-GAAP)	$217.1	$206.4

Warehousing and distribution expenses	$142.4	$134.2
Selling, general and administrative expenses	63.9	65.9
Amortization of intangible assets	2.3	2.7
Total operating expenses	$208.6	$202.8

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	65.6%	65.0%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	29.4%	31.9%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	1.3%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	96.1%	98.3%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended March 31, 2020, $7.8 million and $1.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2019, $7.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

Liquidity and Capital Resources
Our cash and cash equivalents were $26.0 million and $14.1 million as of March 31, 2020 and December 31, 2019, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2020, our cash flows provided by operating activities were $32.5 million. Subject to borrowing base limitations, we had $408.3 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of March 31, 2020.
We believe that we have sufficient liquidity to manage through the duration of the COVID-19 crisis. We are exposed to potentially increased credit risk as a result of this crisis. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, our customers include smaller independent convenience retailers that may face liquidity constraints as a result of reduced store traffic. Our customers also include non-convenience store formats including hotel gift shops, casinos, tobacco shops, schools, airport concessions and other specialty and small format stores that carry convenience products. Some of these customers have temporarily ceased operations due to government-imposed restrictions while others have seen a material decline in store traffic.
We have taken actions to help preserve liquidity, including reducing operating costs to better align with the current sales volume trends, suspending employer contributions to our 401(k) plan, making material revisions to our vacation policies, adjusting inventory levels to align with sales volumes while seeking to maximize vendor incentives, closely managing our accounts receivable and reducing our capital expenditures. Additionally, we have elected to temporarily suspend stock repurchases under the Program.
Given our financial strength coming into the pandemic and ample availability of capital, we expect to be able to maintain adequate liquidity through the current environment subject to the duration of COVID-19 and shelter-in-place orders.
Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $32.5 million for the three months ended March 31, 2020 compared to $175.2 million of net cash provided for the same period in 2019, a decrease of $142.7 million. The decrease was primarily attributable to changes in working capital during the comparative periods.
Working capital used cash of $0.8 million for the three months ended March 31, 2020, compared to $146.3 million of cash provided for the three months ended March 31, 2019, a decrease of $147.1 million. These contributions for the comparative periods were impacted primarily by an increase in inventory levels, among other items. The inventory levels were higher in 2020 due primarily to a strategic decision to increase cigarette inventory in response to the temporary facility closure of one of our largest suppliers toward the end of the first quarter, in connection with COVID-19.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Three Months Ended
	March 31,
	2020	2019	Change
Accounts receivable, net	$12.0	$5.4	$6.6
Other receivables, net	(5.5)	8.2	(13.7)
Inventories, net	(102.4)	180.7	(283.1)
Deposits, prepayments and other non-current assets	31.8	(4.1)	35.9
Accounts payable	79.5	29.9	49.6
Cigarette and tobacco taxes payable	(17.9)	(75.8)	57.9
Claims, accrued and other long-term liabilities	1.7	2.0	(0.3)
Net cash (used in) provided by changes in working capital	$(0.8)	$146.3	$(147.1)
Cash Flows from Investing Activities
Our investing activities used net cash of $5.8 million for the three months ended March 31, 2020 compared to net cash used of $6.3 million for the same period in 2019. Capitalization of software and related development costs were $0.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. Additions to property, plant and equipment were $5.0 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. Due to COVID-19, we expect our capital expenditures for 2020 to be approximately $30 million for the year.
Cash Flows from Financing Activities
Our financing activities used net cash of $15.2 million for the three months ended March 31, 2020 compared to net cash used of $169.8 million for the same period in 2019, a decrease of $154.6 million. Net repayments of our Credit Facility during the three months ended March 31, 2020 were $11.8 million compared to net repayments of $158.5 million for the same period in 2019. The decrease in Credit Facility repayments was due primarily to the increase in inventory.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of March 31, 2020, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions):

	March 31,	December 31,
	2020	2019
Amounts borrowed, net	$313.0	$324.8
Outstanding letters of credit	19.7	16.7
Amounts available to borrow(1)	408.3	341.7
______________________________________________
(1) Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three months ended March 31, 2020 were $336.4 million, with outstanding amounts borrowed at any one time ranging from $151.5 million to $499.3 million over the three-month period. For the three months ended March 31, 2019, average borrowings were $277.6 million, with outstanding amounts borrowed at any one time ranging from $160.0 million to $390.0 million over the three-month period.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, regarding off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, did not change materially during the three months ended March 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Other than the risk factor set forth below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.
The COVID-19 pandemic and the responsive actions taken by governments and others to mitigate its spread have significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.
The novel coronavirus (or “COVID-19”) pandemic and the responsive actions taken by governments and others, including mandatory and voluntary closures, shelter-in-place orders and social distancing protocols, began to adversely impact our operations late in the first quarter of 2020 and are likely to continue to affect our business for an indeterminate amount of time. These actions could materially adversely affect our ability to adequately staff and maintain our operations, cause disruptions in the supply chain and impact our ability to maintain adequate inventory and liquidity. While we and the vast majority of our customers have been permitted to continue to operate as essential businesses, the unprecedented impact of COVID-19, including an increase in the level of shelter-in-place orders by states, provinces, cities and counties, has resulted in a significant downturn in miles driven, causing a substantial decline in convenience retail store visits across North America. In addition to adversely affecting our revenues, the decrease in convenience retail store visits could also negatively impact our customers’ ability to pay for our goods and services or cause some customers’ businesses to fail. COVID-19 has produced significant shifts in the mix of our business with a larger decline in food/non-food sales relative to cigarette sales, which we anticipate will result in lower gross margins until the impacts of COVID-19 starts to moderate. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of shares of common stock during the three months ended March 31, 2020 (in millions, except share and per share data):

Calendar month in which purchases were made:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Cost of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(3)
January 1, 2020 to January 31, 2020	—	$—	$—	$60.0
February 1, 2020 to February 29, 2020	—	—	—	60.0
March 1, 2020 to March 31, 2020	235,344	23.17	5.4	54.6
Total repurchases for the three months ended March 31, 2020	235,344	23.17	$5.4	54.6
_____________________________________________
(1) All purchases were made as part of the stock repurchase program (the “ Program”) announced on February 24, 2020.
(2) Includes related transaction fees.
(3) Shares repurchased under the Program were made in the open market and the timing and amount of the purchases were based on market conditions, our cash and liquidity requirements, relevant securities laws, and other factors. The Program may be discontinued or amended at any time. The Program has no stated expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. On April 14, 2020, the Company announced that the Program would be temporarily suspended due to the volatility related to COVID-19.

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

Core-Mark Holding Company, Inc.
(Registrant)

May 7, 2020	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)