Form 10-K/A
period 2019-12-31
Core-Mark Holding Company, Inc.
filed 2020-05-26
CIK 1318084

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
Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the United States Securities and Exchange Commission on April 9, 2020 in connection with the registrant’s 2020 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Core-Mark Holding Company, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, initially filed on March 2, 2020 (the “Annual Report”), solely to add Exhibit 4.1 - “Description of Capital Stock of Core-Mark Holding Company, Inc.” as a document filed as an exhibit to the Form 10-K.
As contemplated by Item 601(b)(4)(vi) of Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.1 provides the information required by Item 202(a) through (d) and (f) of Regulation S-K with respect to the shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company. The Common Stock is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.
Except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed. This Amendment does not update the Annual Report for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on March 2, 2020.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 21, 2015).

3.3	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 23, 2018).

3.4	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

4.1*	Description of Capital Stock of Core-Mark Holding Company, Inc.

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.2	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 9, 2007).

10.3	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company’s Proxy Statement on Schedule 14A filed on April 8, 2014).

10.4	Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 24, 2019).

10.5	Form of Management Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

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

10.8	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.9	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.10	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

Exhibit No.	Description
10.11	First Amendment to Credit Agreement, dated December 4, 2007, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

10.12	Second Amendment to Credit Agreement, dated March 12, 2008, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.13	Third Amendment to Credit Agreement, dated February 2, 2010, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 5, 2010).

10.14	Fourth Amendment to Credit Agreement, dated May 5, 2011, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011).

10.15	Fifth Amendment to Credit Agreement, dated May 30, 2013, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2013).

10.16	Sixth Amendment to Credit Agreement, dated May 21, 2015, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 22, 2015).

10.17	Seventh Amendment to Credit Agreement, dated January 11, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2016).

10.18	Eighth Amendment to Credit Agreement, dated May 16, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2016).

10.19	Ninth Amendment to Credit Agreement, dated November 4, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 11, 2016).

10.20	Tenth Amendment to Credit Agreement, dated March 28, 2017, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on March 29, 2017).

Exhibit No.	Description
10.21	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

21.1**	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith.
**	Previously filed or furnished with our Annual Report on Form 10-K filed on March 2, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date:	May 26, 2020	By:	/s/ CHRISTOPHER M. MILLER
Christopher M. Miller
Senior Vice President and Chief Financial Officer