Form 10-Q
period 2020-06-30
Core-Mark Holding Company, Inc.
filed 2020-08-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of August 3, 2020, 45,092,286 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$108.2	$14.1
Accounts receivable, net of allowance for credit losses of $15.5 and $14.5 as of June 30, 2020 and December 31, 2019, respectively	483.2	402.9
Other receivables, net	100.5	96.2
Inventories, net (Note 3)	638.9	670.9
Deposits and prepayments	63.6	116.0
Total current assets	1,394.4	1,300.1
Property and equipment, net	262.6	249.9
Operating lease right-of-use assets	181.1	199.8
Goodwill	72.8	72.8
Other intangible assets, net	43.1	47.2
Other non-current assets, net	24.9	28.6
Total assets	$1,978.9	$1,898.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$305.1	$192.2
Book overdrafts	31.9	23.9
Cigarette and tobacco taxes payable	327.1	280.1
Operating lease liabilities	34.7	39.5
Accrued liabilities	155.0	151.0
Total current liabilities	853.8	686.7
Long-term debt (Note 4)	301.5	382.1
Deferred income taxes	23.0	22.6
Long-term operating lease liabilities	156.2	173.4
Other long-term liabilities	10.4	5.6
Claims liabilities	37.0	36.1
Total liabilities	1,381.9	1,306.5
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 52,910,228 and 52,702,551 shares issued; 45,086,055 and 45,113,722 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	0.5	0.5
Additional paid-in capital	292.3	290.6
Treasury stock at cost (7,824,173 and 7,588,829 shares of common stock at June 30, 2020 and December 31, 2019, respectively)	(118.0)	(112.6)
Retained earnings	428.7	418.5
Accumulated other comprehensive loss	(6.5)	(5.1)
Total stockholders’ equity	597.0	591.9
Total liabilities and stockholders’ equity	$1,978.9	$1,898.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$4,263.9	$4,339.0	$8,203.2	$8,093.1
Cost of goods sold	4,050.8	4,100.1	7,771.7	7,646.0
Gross profit	213.1	238.9	431.5	447.1
Warehousing and distribution expenses	125.5	143.2	267.9	277.4
Selling, general and administrative expenses	59.8	64.6	123.7	130.5
Amortization of intangible assets	2.4	2.7	4.7	5.4
Total operating expenses	187.7	210.5	396.3	413.3
Income from operations	25.4	28.4	35.2	33.8
Interest expense, net	(2.8)	(3.2)	(6.3)	(6.6)
Foreign currency transaction losses, net	—	(1.0)	(0.2)	(1.2)
Income before income taxes	22.6	24.2	28.7	26.0
Provision for income taxes	(5.7)	(6.5)	(7.5)	(7.0)
Net income	$16.9	$17.7	$21.2	$19.0

Basic earnings per share (Note 6)	$0.38	$0.39	$0.47	$0.41

Diluted earnings per share (Note 6)	$0.38	$0.38	$0.47	$0.41

Basic weighted-average shares (Note 6)	45.1	45.9	45.2	45.9

Diluted weighted-average shares (Note 6)	45.3	46.1	45.4	46.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$16.9	$17.7	$21.2	$19.0
Foreign currency translation gains (losses), net	1.3	2.0	(1.4)	3.0
Comprehensive income	$18.2	$19.7	$19.8	$22.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total stockholders’ equity, beginning balances	$582.2	$564.0	$591.9	$567.0

Common stock:
Beginning and ending balances	$0.5	$0.5	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$290.2	$283.1	$290.6	$283.3
Common stock issued, net of shares withheld for employee taxes	—	—	(2.4)	(2.1)
Stock-based compensation expense	2.1	2.2	4.1	4.1
Ending balances	$292.3	$285.3	$292.3	$285.3

Treasury stock:
Beginning balances	$(118.0)	$(90.6)	$(112.6)	$(90.6)
Repurchase of common stock	—	—	(5.4)	—
Ending balances	$(118.0)	$(90.6)	$(118.0)	$(90.6)

Retained earnings:
Beginning balances	$417.3	$377.8	$418.5	$381.6
Net income	16.9	17.7	21.2	19.0
Dividends declared	(5.5)	(5.1)	(11.0)	(10.2)
Ending balances	$428.7	$390.4	$428.7	$390.4

Accumulated other comprehensive loss:
Beginning balances	$(7.8)	$(6.8)	$(5.1)	$(7.8)
Other comprehensive gains (losses)	1.3	2.0	(1.4)	3.0
Ending balances	$(6.5)	$(4.8)	$(6.5)	$(4.8)

Total stockholders’ equity, ending balances	$597.0	$580.8	$597.0	$580.8

Common stock shares:
Beginning share balance	52.9	52.7	52.7	52.5
Common stock issued, net of shares withheld for employee taxes	—	—	0.2	0.2
Ending share balance	52.9	52.7	52.9	52.7

Treasury stock shares:
Beginning share balance	(7.8)	(6.8)	(7.6)	(6.8)
Repurchase of common stock	—	—	(0.2)	—
Ending share balance	(7.8)	(6.8)	(7.8)	(6.8)

Total shares outstanding	45.1	45.9	45.1	45.9

Dividends declared per share	$0.12	$0.11	$0.24	$0.22

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$21.2	$19.0
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	15.6	14.4
Amortization of debt issuance costs	0.4	0.4
Stock-based compensation expense	4.1	4.1
Credit loss expense, net	4.6	4.0
Impairment charge and other	0.3	—
Loss on disposals	0.1	0.1
Depreciation and amortization	32.4	30.9
Foreign currency losses, net	0.2	1.2
Deferred income taxes	0.4	(0.4)
Changes in operating assets and liabilities:
Accounts receivable, net	(86.1)	(79.3)
Other receivables, net	(5.1)	(17.8)
Inventories, net	12.4	89.6
Deposits, prepayments and other non-current assets	48.1	(54.5)
Accounts payable	114.1	62.4
Cigarette and tobacco taxes payable	49.0	(54.1)
Claims, accrued and other long-term liabilities	7.3	10.8
Net cash provided by operating activities	219.0	30.8
Cash flows from investing activities:
Additions to property and equipment, net	(9.8)	(9.2)
Capitalization of software and related development costs	(0.9)	(2.1)
Proceeds from sale of property and equipment, net	—	0.2
Proceeds from sale of other non-current assets	1.1	—
Net cash used in investing activities	(9.6)	(11.1)
Cash flows from financing activities:
Borrowings under the Credit Facility	884.8	861.2
Repayments under the Credit Facility	(984.6)	(870.5)
Payments on finance leases	(5.5)	(2.1)
Dividends paid	(11.1)	(10.2)
Repurchases of common stock	(5.5)	—
Tax withholdings related to net share settlements of restricted stock units	(2.4)	(2.1)
Increase in book overdrafts	8.0	10.3
Net cash used in financing activities	(116.3)	(13.4)
Effects of changes in foreign exchange rates	1.0	(0.3)
Change in cash and cash equivalents	94.1	6.0
Cash and cash equivalents, beginning of period	14.1	27.3
Cash and cash equivalents, end of period	$108.2	$33.3
Supplemental disclosures:
Cash (paid) received during the period for:
Income taxes, net	$(8.9)	$(10.1)
Interest	$(4.3)	$(5.4)
Operating lease liabilities arising from obtaining new right-of-use assets	$2.0	$0.9
Finance lease liabilities arising from obtaining new right-of-use assets	$27.9	$13.7
Non-cash transactions between other non-current assets and other long-term liabilities	$—	$3.3

______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc., and its subsidiaries (collectively referred to herein as the “Company” or “Core-Mark”), are one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 40,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements, which are included in its 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020.
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
2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The Company adopted this pronouncement on a modified retrospective basis effective January 1, 2020. The new guidance replaces the incurred loss impairment approach with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. The adoption of ASU 2016-13 and all subsequent amendments did not have a material impact on the Company’s consolidated financial statements.
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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 15% of the Company’s net sales for the three and six months ended June 30, 2020 and approximately 13% of the Company’s net sales for the three and six months ended June 30, 2019. No other customer individually accounted for more than 10% of sales for these periods. No single customer individually accounted for 10% or more of the Company’s accounts receivable as of June 30, 2020 or December 31, 2019.
3. Inventories, Net
Inventories consist of the following (in millions):

	June 30, 2020	December 31, 2019
Inventories at FIFO, net of reserves	$859.7	$875.6
Less: LIFO reserve	(220.8)	(204.7)
Total inventories, net of reserves	$638.9	$670.9
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $220.8 million and $204.7 million higher as of June 30, 2020 and December 31, 2019, respectively. The Company recorded LIFO expense of $8.3 million and $7.4 million for the three months ended June 30, 2020 and 2019, respectively, and $16.1 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively.

4. Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2020	December 31, 2019
Amounts borrowed (Credit Facility)	$225.0	$324.8
Obligations under finance leases	76.5	57.3
Total long-term debt	$301.5	$382.1
The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750 million as of June 30, 2020, limited by a borrowing base consisting of eligible accounts receivables and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	June 30, 2020	December 31, 2019
Amounts borrowed, net	$225.0	$324.8
Outstanding letters of credit	19.4	16.7
Amounts available to borrow(1)	494.4	341.7
Unamortized debt issuance costs	1.3	1.7
___________________________________________
(1) Subject to borrowing base limitations, and excluding expansion feature of $200 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average borrowings	$354.3	$235.2	$345.3	$256.3
Range of borrowings	225.0 - 451.0	141.7 - 330.6	151.5 - 499.3	141.7 - 390.0
Unused Credit Facility and letter of credit participation fees(1)	0.3	0.3	0.6	0.7
Amortization of debt issuance costs(1)	0.2	0.2	0.4	0.4
Weighted-average interest rate(2)	1.4%	3.7%	2.1%	3.7%
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

On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The JLI MDL litigation is currently in an early stage, and the personal injury plaintiffs have not made a monetary demand to the defendants. Core-Mark believes that it is entitled to contractual, statutory and/or common law indemnification from JLI for any liability that could result from the JUUL MDL. Core-Mark and JLI are in discussions regarding these indemnification rights.
6. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings
Net income	$16.9	$17.7	$21.2	$19.0
Shares
Weighted-average common shares outstanding (basic shares)	45.1	45.9	45.2	45.9
Adjustment for assumed dilution:
Restricted stock units	0.1	0.2	0.1	0.2
Performance shares	0.1	—	0.1	—
Weighted-average shares assuming dilution (diluted shares)	45.3	46.1	45.4	46.1
Earnings per share
Basic(1)	$0.38	$0.39	$0.47	$0.41
Diluted(1)	$0.38	$0.38	$0.47	$0.41
___________________________________________
(1) Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 31,138 and 502,161 for the three and six months ended June 30, 2020 respectively, and 7,927 and 12,138, for the same periods in 2019, respectively.
7. Stock-Based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares. As of June 30, 2020, the total number of shares available for issuance under the 2019 LTIP was 3,136,192. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-based restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the six months ended June 30, 2020 and 2019, the Company granted 280,325 and 223,308, respectively, of time-vesting restricted stock units to certain of its employees and non-employee directors at a weighted-average grant date fair value of $25.38 and $29.38, respectively.
During the six months ended June 30, 2020, the Company granted 154,363 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $25.48. The 154,363 performance-based restricted stock units represent the maximum number that can be earned. The number of performance-based restricted stock units that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2020. During the six months ended June 30, 2019, the Company granted 154,511 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $29.90, all of which were ultimately earned, based upon 2019 performance criteria achieved.
Stock-Based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.1 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. During each of the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation cost of $4.1 million. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $12.9 million at June 30, 2020, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized stock-based compensation cost is adjusted for any unearned or estimated not to be earned performance-based restricted stock units or forfeited shares.
8. Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2020 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2020	$0.12	March 16, 2020	$5.5	March 27, 2020
May 7, 2020	$0.12	May 22, 2020	$5.4	June 19, 2020
August 6, 2020	$0.12	August 21, 2020	N/A(1)	September 18, 2020
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

On April 14, 2020, the Company announced that spending under the Program would be temporarily postponed due to the volatility related to the novel coronavirus pandemic (“COVID-19”). During the three months ended June 30, 2020, no shares of common stock were purchased under the Program. During the six months ended June 30, 2020, the Company spent $5.4 million to repurchase 235,344 shares of common stock under the Program. During the three and six months ended June 30, 2019, no shares of common stock were repurchased under the prior stock repurchase program. As of June 30, 2020, there was $54.6 million available for future share repurchases under the Program.
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales:
United States	$3,860.0	$3,934.5	$7,439.6	$7,348.9
Canada	394.6	390.1	743.0	716.7
Corporate(1)	9.3	14.4	20.6	27.5
Total	$4,263.9	$4,339.0	$8,203.2	$8,093.1

Income before income taxes:
United States	$26.0	$31.3	$35.2	$40.6
Canada	1.8	2.1	4.3	3.9
Corporate(2)	(5.2)	(9.2)	(10.8)	(18.5)
Total	$22.6	$24.2	$28.7	$26.0

Interest expense, net:(3)
United States	$15.3	$12.8	$29.9	$25.8
Canada	(0.2)	0.3	0.3	0.8
Corporate(4)	(12.3)	(9.9)	(23.9)	(20.0)
Total	$2.8	$3.2	$6.3	$6.6

Depreciation and amortization:
United States	$11.0	$10.9	$21.8	$21.4
Canada	0.8	0.6	1.6	1.2
Corporate(5)	4.9	4.0	9.0	8.3
Total	$16.7	$15.5	$32.4	$30.9

Capital expenditures:
United States	$3.8	$3.5	$8.2	$8.5
Canada	1.0	0.6	1.6	0.7
Total	$4.8	$4.1	$9.8	$9.2
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
(3) Includes $0.1 million and $0.2 million of interest income for the three and six months ended June 30, 2020, respectively. Includes $0.1 million and $0.2 million of interest income for the three and six months ended June 30, 2019, respectively.
(4) Consists primarily of intercompany eliminations for interest.
(5) Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	June 30, 2020	December 31, 2019
Identifiable assets:
United States	$1,712.3	$1,741.4
Canada	266.6	157.0
Total	$1,978.9	$1,898.4

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2020	2019	2020	2019
Cigarettes	$2,892.6	$2,834.0	$5,475.3	$5,301.5
Food	363.0	456.2	762.5	837.8
Fresh	121.9	129.6	242.4	240.3
Candy	243.8	275.8	500.2	513.1
OTP	390.9	368.5	750.9	698.5
Health, beauty & general	202.3	216.9	382.3	404.3
Beverages	49.4	56.9	89.1	96.3
Equipment/other	—	1.1	0.5	1.3
Total food/non-food products	1,371.3	1,505.0	2,727.9	2,791.6
Total net sales	$4,263.9	$4,339.0	$8,203.2	$8,093.1

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

Factors that might cause or contribute to such differences include, but are not limited to, the extent and duration of the disruption to business activities caused by the global health crisis associated with the novel coronavirus pandemic (“COVID-19”) outbreak, including the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets; declining cigarette sales volumes; our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, senior management and other key personnel; competition in our distribution markets, including product, service and pricing pressures related to COVID-19; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers and our ability to maintain favorable supplier arrangements; disruptions in suppliers’ operations, including the impact of COVID-19 on our suppliers as well as supply chain, including potential problems with inventory availability and the potential result of higher cost of product and freight due to high demand of products and low supply for an unpredictable period of time; product liability and counterfeit product claims and manufacturer recalls of products, including ongoing litigation related to Juul products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations, including increased regulation of electronic cigarette and other alternative nicotine products; risks related to changes to our workforce, including reductions to hours, headcount and benefits as a result of COVID-19; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products (“OTP”); changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019 filed with the SEC on March 2, 2020. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 40,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, OTP, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. As of June 30, 2020, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).

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
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting policies and estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

Second Quarter Overview and COVID-19 Update

The effects of the COVID-19 pandemic did have an impact on our operating results during the three and six months ended June 30, 2020, and we expect it will continue to affect our business for some period of time. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, the unprecedented impact of COVID-19 during the second quarter of 2020, including shelter-in-place orders by states, provinces, cities and counties resulted in a significant downturn in miles driven, resulting in a decline in convenience retail store visits across North America.

Our net sales in the second quarter of 2020 were $4,263.9 million compared to $4,339.0 million for the same period in 2019, a decrease of 1.7%, or $75.1 million. The decrease in net sales for the second quarter of 2020 was driven primarily by an 8.9% decrease in sales of food/non-food and a 0.8% decrease in cigarette carton sales, partially offset by increases in cigarette prices. During the second quarter of 2020, we experienced the largest year-over-year sales decline in both cigarette and food/non-food sales in the month of April. Each sequential month after April during the quarter, we saw a year-over-year improvement in sales performance. Food/non-food sales in both May and June remained below prior year levels while sales in cigarettes saw a year-over-year increase in the month of June. Although we saw improvement in sales during the quarter we believe sales will continue to trend below prior year as a direct result of the impacts of COVID-19.
Gross profit in the second quarter of 2020 decreased 10.8%, or $25.8 million, to $213.1 million from $238.9 million for the same period in 2019, driven primarily by the decrease in food/non-food sales and margins to existing customers as a result of COVID-19, partially offset by $3.9 million of incremental cigarette inventory holding gains in the second quarter of 2020 as compared to the corresponding period in 2019.

Gross profit margin was 5.00% of total net sales during the second quarter of 2020 compared to 5.51% for the same period in 2019. Remaining gross profit margin(1) decreased to 5.01% for the second quarter of 2020 from 5.59% for the same period in 2019. The decline in remaining gross profit margin was driven by the change in the sales mix between cigarettes and food/non-food and a decline in margins within food/non-food as a result of a shift in sales mix and lower gross profit margins in certain categories. We expect our gross profit margin to continue to be impacted by both sales mix and lower margins in certain product categories for some period of time as a direct result of the impacts of COVID-19.

Operating expenses in the second quarter of 2020 decreased 10.8%, or $22.8 million, to $187.7 million from $210.5 million for the same period in 2019. The decrease was due primarily to lower warehousing, distribution and SG&A expenses related to the decline in sales and the cost savings initiatives implemented due to COVID-19. As outlined in our press release on April 14, 2020, we took steps during the quarter to reduce operating costs to better align them with sales volume trends and preserve liquidity. We also achieved cost savings through actions to reduce other non-essential costs including travel, meetings and events and other discretionary expenditures. Operating expenses were 4.4% of total net sales for the second quarter of 2020 compared to 4.9% of total net sales for the same period in 2019. Operating expenses were 87.8% of remaining gross profit(1) for the second quarter of 2020, compared to 86.8% of remaining gross profit for the same period in 2019. The increase in operating expenses as a percentage of remaining gross profit primarily due to the negative impacts of COVID-19 on remaining gross profit margin.
Net income in the second quarter of 2020 decreased $0.8 million, to $16.9 million from net income of $17.7 million for the same period in 2019. Adjusted EBITDA(1) decreased $1.0 million to $52.5 million for the second quarter of 2020 from $53.5 million for the same period in 2019. The decreases in net income and Adjusted EBITDA were due primarily to the decline in gross profit resulting from a decrease in sales to existing customers and the shift in sales mix toward lower margin categories, partially offset by reductions in operating expenses.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2020			June 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(75.1)	$4,263.9	100.0%	—%	$4,339.0	100.0%	—%
Net sales — Cigarettes	58.6	2,892.6	67.8	63.0	2,834.0	65.3	59.7
Net sales — Food/Non-food	(133.7)	1,371.3	32.2	37.0	1,505.0	34.7	40.3
Net sales, less excise taxes (non-GAAP)(2)	(63.7)	3,406.5	79.9	100.0	3,470.2	80.0	100.0
Gross profit(3)	(25.8)	213.1	5.0	6.3	238.9	5.5	6.9
Warehousing and distribution expenses	(17.7)	125.5	2.9	3.7	143.2	3.3	4.1
Selling, general and administrative expenses	(4.8)	59.8	1.4	1.8	64.6	1.5	1.9
Amortization of intangible assets	(0.3)	2.4	0.1	0.1	2.7	0.1	0.1
Income from operations	(3.0)	25.4	0.6	0.7	28.4	0.7	0.8
Interest expense, net	(0.4)	(2.8)	(0.1)	(0.1)	(3.2)	(0.1)	(0.1)
Foreign currency transaction losses, net	1.0	—	—	—	(1.0)	—	—
Income before income taxes	(1.6)	22.6	0.5	0.7	24.2	0.6	0.7
Net income	(0.8)	16.9	0.4	0.5	17.7	0.4	0.5
Adjusted EBITDA (non-GAAP)(4)	(1.0)	52.5	1.2	1.5	53.5	1.2	1.5
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

Net Sales. Net sales in the second quarter of 2020 decreased by $75.1 million, or 1.7%, to $4,263.9 million, from $4,339.0 million for the same period in 2019. The decrease in net sales was driven primarily by a decline in food/non-food sales to existing customers and a decline in carton sales, partially offset by cigarette manufacturers’ price increases.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2020 increased by $58.6 million, or 2.1%, to $2,892.6 million from $2,834.0 million for the same period in 2019. The increase was driven primarily by a 2.8% increase in the average sales price per carton due primarily to cigarette manufacturers’ price increases, partially offset by a 0.8% decrease in carton sales. Cigarette carton sales decreased by 0.7% and 1.7% in the U.S. and Canada, respectively, driven by a decrease in market share, partially offset by an increase in carton sales to existing customers. Cigarette carton sales to existing customers during the second quarter of 2020 outperformed the recent average industry rate of decline arising from changes in consumer buying behavior as a result of COVID-19.
We believe long-term cigarette consumption will be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance, sales through illicit markets and increasing use of alternative nicotine products. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historical industry data indicates that convenience retailers have more than offset cigarette profit declines through sales growth in food/non-food products.
Net cigarette sales as a percentage of total net sales was 67.8% in the second quarter of 2020 compared to 65.3% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2020 decreased $133.7 million, or 8.9%, to $1,371.3 million from $1,505.0 million for the same period in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	June 30,		Increase (Decrease)
Product Category	2020	2019	Amounts	Percentage
Food	$363.0	$456.2	$(93.2)	(20.4)%
Fresh	121.9	129.6	(7.7)	(5.9)%
Candy	243.8	275.8	(32.0)	(11.6)%
OTP	390.9	368.5	22.4	6.1%
Health, beauty & general (“HB&G”)	202.3	216.9	(14.6)	(6.7)%
Beverages	49.4	56.9	(7.5)	(13.2)%
Equipment/other	—	1.1	(1.1)	(100.0)%
Total food/non-food products	$1,371.3	$1,505.0	$(133.7)	(8.9)%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The decrease in food/non-food sales for the second quarter of 2020 was driven primarily by a decrease in sales to existing customers, with the largest declines in the food and candy categories, partially offset by growth in OTP sales to existing customers.
Net sales of food/non-food products as a percentage of total net sales was 32.2% for the second quarter of 2020 compared to 34.7% for the same period in 2019.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the second quarter of 2020 decreased $25.8 million, or 10.8%, to $213.1 million from $238.9 million for the same period in 2019, driven primarily by a decrease in food/non-food sales and margins to existing customers as a result of COVID-19. These decreases were partially offset by $3.9 million of incremental cigarette inventory holding gains during the second quarter of 2020 as compared to the corresponding period in 2019.

Gross profit margin was 5.00% of total net sales during the second quarter of 2020 compared to 5.51% for the same period in 2019. The change in the sales mix between cigarettes and food/non-food contributed approximately half of the gross profit margin decline. In addition, the decrease in gross profit margin was driven by a decline in margins within food/non-food as a result of a shift in sales mix toward lower margin items, including growth in our lower margin OTP category, and a decline in rate, primarily in alternative nicotine products within the HB&G category.
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
LIFO expense was $8.3 million for the second quarter of 2020 compared to $7.4 million for the same period of 2019. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2020			June 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(75.1)	$4,263.9	100.0%	—%	$4,339.0	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	(63.7)	3,406.5	79.9	100.0	3,470.2	80.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$3.9	$7.7	0.18%	0.23%	$3.8	0.09%	0.10%
LIFO expense	(0.9)	(8.3)	(0.19)	(0.24)	(7.4)	(0.17)	(0.21)
Remaining gross profit (non-GAAP)(4)	(28.8)	213.7	5.01	6.27	242.5	5.59	6.99
Gross profit	$(25.8)	$213.1	5.00%	6.26%	$238.9	5.51%	6.88%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) See reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3) For 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For 2019, the $3.8 million of cigarette inventory holding gains were all attributable to the U.S.
(4) Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of gross profit to remaining gross profit in “Non-GAAP Financial Information”), decreased $28.8 million, or 11.9%, to $213.7 million for the second quarter of 2020 from $242.5 million for the same period in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 5.01% for the second quarter of 2020 from 5.59% for the same period in 2019, driven by the impact of a shift in sales mix towards lower margin cigarettes and the shift in the sales mix within food/non-food towards lower margin categories and a decline in margin rate in certain categories.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette gross profit to cigarette remaining gross profit in “Non-GAAP Financial Information”), decreased $1.3 million, or 2.3%, to $56.1 million for the second quarter of 2020 from $57.4 million for the same period in 2019. The decrease in cigarette remaining gross profit is driven primarily by a 0.8% decrease in cigarette carton sales.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food gross profit to food/non-food remaining gross profit in “Non-GAAP Financial Information”), decreased $27.5 million, or 14.9%, to $157.6 million for the second quarter of 2020 from $185.1 million the same period in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) in the second quarter of 2020 decreased to 11.49% from 12.30% for the same period in 2019, driven primarily by a decrease in sales in certain higher margin categories including food, fresh and HB&G and an increase in sales in our lower margin OTP category, and a decline in rate, primarily in alternative nicotine products within the HB&G category.
For the second quarter of 2020, our remaining gross profit for food/non-food products was 73.7% of our total remaining gross profit compared to 76.3% for the same period in 2019.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. In the second quarter of 2020, operating expenses decreased by $22.8 million, or 10.8%, to $187.7 million from $210.5 million for the same period in 2019. The decrease in operating expenses was due primarily to lower warehousing, distribution and SG&A expenses related to the decline in sales and the cost savings initiatives implemented due to COVID-19. In addition, 2019 operating expenses included $1.6 million related to our corporate office relocation. As a percentage of total net sales, operating expenses were 4.4% for the second quarter of 2020 compared to 4.9% for the same period in 2019. Operating expenses were 87.8% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2020, compared to 86.8% of remaining gross profit for the same period in 2019. The increase in operating expenses as a percentage of remaining gross profit was due primarily to the decline in remaining gross profit margin, driven by the shift in sales mix related primarily to COVID-19.

Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $17.7 million, or 12.4%, to $125.5 million in the second quarter of 2020 from $143.2 million for the same period in 2019. Warehousing and distribution expenses were 2.9% of total net sales for the second quarter of 2020 compared to 3.3% of total net sales for the same period in 2019. Warehousing and distribution expenses were 58.7% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2020, compared to 59.1% of remaining gross profit for the same period in 2019. The decrease in warehousing and distribution expenses was due primarily to lower salaries and related benefits and other operational costs associated with a reduction in sales volume and deliveries this year.
SG&A Expenses. SG&A expenses decreased $4.8 million, or 7.4%, to $59.8 million in the second quarter of 2020 from $64.6 million for the same period in 2019. SG&A expenses were 1.4% of total net sales for the second quarter of 2020 as compared to 1.5% of total net sales for the same period in 2019. SG&A expenses were 28.0% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the second quarter of 2020 compared to 26.6% of remaining gross profit for the same period in 2019. The reduction in SG&A expenses was due primarily to cost savings initiatives and lower employee bonus expense, partially offset by higher credit losses and $1.4 million in COVID-19 related expenses. The decline also reflects the fact that operating expenses for the same period in 2019 included $1.6 million related to our corporate office relocation.
Amortization Expense. Amortization expense decreased $0.3 million, or 11.1%, in the second quarter of 2020 to $2.4 million from $2.7 million for the same period in 2019.
Interest Expense, Net. Interest expense, net, includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net decreased to $2.8 million in the second quarter of 2020 from $3.2 million for the same period in 2019. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, partially offset by higher average borrowings during the second quarter of 2020. Average borrowings in the second quarter of 2020 were $354.3 million with a weighted-average interest rate of 1.4% compared to average borrowings of $235.2 million with a weighted-average interest rate of 3.7% for the same period in 2019.
Foreign Currency Transaction Losses, Net.  We recognized no net foreign currency gain or loss in the second quarter of 2020 compared to a loss of $1.0 million for the same period in 2019. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the second quarter of 2020, our effective tax rate was a provision of 25.2% compared to a provision of 26.9% for the same period in 2019.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Information”), decreased $1.0 million, or 1.9%, to $52.5 million for the second quarter of 2020 from $53.5 million for the same period last year driven primarily by reduced sales to existing customers due to the COVID-19 pandemic and lower margins, as a result of unfavorable changes in our sales mix and rate, partially offset by lower operating expenses and $3.9 million of incremental inventory holding gains during the second quarter of 2020 as compared to the corresponding period in 2019.

Results of Operations
Comparison of the Six Months Ended June 30, 2020 and 2019 (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2020			June 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$110.1	$8,203.2	100.0%	—%	$8,093.1	100.0%	—%
Net sales — Cigarettes	173.8	5,475.3	66.7	61.7	5,301.5	65.5	59.9
Net sales — Food/Non-food	(63.7)	2,727.9	33.3	38.3	2,791.6	34.5	40.1
Net sales, less excise taxes (non-GAAP)(2)	119.9	6,575.5	80.2	100.0	6,455.6	79.8	100.0
Gross profit(3)	(15.6)	431.5	5.3	6.6	447.1	5.5	6.9
Warehousing and distribution expenses	(9.5)	267.9	3.3	4.1	277.4	3.4	4.3
Selling, general and administrative expenses	(6.8)	123.7	1.5	1.9	130.5	1.6	2.0
Amortization of intangible assets	(0.7)	4.7	0.1	0.1	5.4	0.1	0.1
Income from operations	1.4	35.2	0.4	0.5	33.8	0.4	0.5
Interest expense, net	(0.3)	(6.3)	(0.1)	(0.1)	(6.6)	(0.1)	(0.1)
Foreign currency transaction (losses) gains, net	1.0	(0.2)	—	—	(1.2)	—	—
Income before income taxes	2.7	28.7	0.3	0.4	26.0	0.3	0.4
Net income	2.2	21.2	0.3	0.3	19.0	0.2	0.3
Adjusted EBITDA (non-GAAP)(4)	4.6	87.8	1.1	1.3	83.2	1.0	1.3
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

Net Sales. Net sales for the six months ended June 30, 2020 increased by $110.1 million, or 1.4%, to $8,203.2 million, from $8,093.1 million for the same period in 2019. The increase in net sales was driven primarily by cigarette manufacturers’ price increases, an increase in sales of cigarette cartons to existing customers as a result of COVID-19, and an extra selling day during the first half of 2020 compared to the corresponding period in 2019. These increases were partially offset by a decrease in food/non-food sales to existing customers as a result of COVID-19.

Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2020 increased by $173.8 million, or 3.3%, to $5,475.3 million from $5,301.5 million for the same period in 2019. The increase in net sales of cigarettes was driven primarily by a 3.0% increase in the average sales price per carton due to cigarette manufacturers’ price increases, an increase in carton sales to existing customers as a result of COVID-19, and an extra selling day during the first half of 2020 compared to the corresponding period in 2019. Cigarette carton sales increased by 0.4% in the U.S. driven primarily by an extra selling day. Cigarette carton sales decreased by 0.5% in Canada due primarily to a decline in the general consumption of cigarettes.
Net cigarette sales as a percentage of total net sales was 66.7% for the six months ended June 30, 2020 compared to 65.5% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2020 decreased $63.7 million, or 2.3%, to $2,727.9 million from $2,791.6 million for the same period in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Six Months Ended
	June 30,		Increase (Decrease)
Product Category	2020	2019	Amounts	Percentage
Food	$762.5	$837.8	$(75.3)	(9.0)%
Fresh	242.4	240.3	2.1	0.9%
Candy	500.2	513.1	(12.9)	(2.5)%
OTP	750.9	698.5	52.4	7.5%
HB&G	382.3	404.3	(22.0)	(5.4)%
Beverages	89.1	96.3	(7.2)	(7.5)%
Equipment/other	0.5	1.3	(0.8)	(61.5)%
Total food/non-food Products	$2,727.9	$2,791.6	$(63.7)	(2.3)%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The decrease in food/non-food sales for the six months ended June 30, 2020 was driven primarily by a decrease in sales to existing customers with the largest declines in the food and HB&G categories, partially offset by growth in OTP sales to existing customers.
Net sales of food/non-food products as a percentage of total net sales was 33.3% for the six months ended June 30, 2020 compared to 34.5% for the same period in 2019.

Gross Profit. Gross profit for the six months ended June 30, 2020 decreased $15.6 million, or 3.5%, to $431.5 million from $447.1 million for the same period in 2019. The decrease in gross profit was driven primarily by a decrease in food/non-food sales and margins to existing customers as a result of COVID-19 and incremental LIFO expense. These decreases were partially offset by $4.2 million of incremental inventory holding gains in the first half of 2020 as compared to the corresponding period in 2019 and the impact of an extra selling day in the first half of 2020.

Gross profit margin was 5.26% of total net sales for the six months ended June 30, 2020 compared to 5.52% for the same period in 2019. Remaining gross profit margin decreased to 5.25% for the six months ended June 30, 2020 from 5.55% for the same period in 2019. The decline in remaining gross profit margin was driven by the change in the sales mix between cigarettes and food/non-food and a decline in margins within food/non-food as a result of a shift in sales mix and lower gross profit margins in certain categories.

Our cigarette inventory holding gains were $16.8 million for the six months ended June 30, 2020 compared to $12.6 million for the same period in 2019. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $16.1 million for the six months ended June 30, 2020 compared to $14.4 million for the same period of 2019. Because we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2020			June 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$110.1	$8,203.2	100.0%	—%	$8,093.1	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	119.9	6,575.5	80.2	100.0	6,455.6	79.8	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$4.2	$16.8	0.20%	0.26%	$12.6	0.15%	0.20%
LIFO expense	(1.7)	(16.1)	(0.19)	(0.24)	(14.4)	(0.18)	(0.22)
Remaining gross profit (non-GAAP)(4)	(18.1)	430.8	5.25	6.55	448.9	5.55	6.95
Gross profit	$(15.6)	$431.5	5.26%	6.56%	$447.1	5.52%	6.93%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”
(3) For the six months ended June 30, 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.2 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4) Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), decreased $18.1 million, or 4.0%, to $430.8 million for the six months ended June 30, 2020 from $448.9 million for the same period in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) was 5.25% for the six months ended June 30, 2020 compared to 5.55% for the same period in 2019.

Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), increased $0.3 million, or 0.3%, to $105.8 million for the six months ended June 30, 2020 from $105.5 million for the same period in 2019. The increase in cigarette remaining gross profit is driven primarily by an increase in cigarette carton sales, including the benefit of an extra selling day during the first half of 2020.

Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), decreased $18.4 million, or 5.4%, to $325.0 million for the six months ended June 30, 2020 from $343.4 million the same period in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) for the six months ended June 30, 2020 was 11.91% compared to 12.30% for the same period in 2019. The decrease in food/non-food remaining gross profit margin was driven primarily by a decrease in sales in certain higher margin categories including food, fresh and HB&G, an increase in sales in our lower margin OTP category, and a decline in rate, primarily in alternative nicotine products within the HB&G category.

For the six months ended June 30, 2020, our remaining gross profit for food/non-food products was 75.4% of our total remaining gross profit compared to 76.5% for the same period in 2019.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative expenses and amortization of intangible assets. For the six months ended June 30, 2020, operating expenses decreased by $17.0 million, or 4.1%, to $396.3 million from $413.3 million for the same period in 2019. The decrease was due primarily to lower warehousing, distribution and SG&A expenses related to the decline in sales and the cost savings initiatives implemented due to COVID-19, in addition last year operating expenses included $2.4 million related to our corporate office relocation. As a percentage of total net sales, total operating expenses were 4.8% for the six months ended June 30, 2020 compared to 5.1% for the same period in 2019. Operating expenses were 92.0% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for both the six months ended June 30, 2020 and for the six months ended June 30, 2019.

Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $9.5 million, or 3.4%, to $267.9 million for the six months ended June 30, 2020 from $277.4 million for the same period in 2019. The decrease in warehousing and distribution expenses was due primarily to lower salaries and related benefits, and other operational costs associated with reduced sales volume and deliveries as a result of COVID-19. As a percentage of total net sales, warehousing and distribution expenses were 3.3% for the six months ended June 30, 2020 compared to 3.4% for the same period in 2019. Warehouse and distribution expenses were 62.2% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2020, compared to 61.8% of remaining gross profit for the same period in 2019.

Selling, General and Administrative Expenses. SG&A expenses decreased $6.8 million, or 5.2%, for the six months ended June 30, 2020, to $123.7 million from $130.5 million for the same period in 2019. The reduction in SG&A expenses was due primarily to cost savings initiatives, lower employee bonus expense and partially offset by higher credit losses. In addition, operating expenses for the first six months of last year included $2.4 million in costs associated with our corporate office relocation. As a percentage of net sales, SG&A expenses were 1.5% for the six months ended June 30, 2020 compared to 1.6% for the same period in 2019. SG&A was 28.7% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2020, compared to 29.1% of remaining gross profit for the same period in 2019.
Amortization Expense. Amortization expense decreased $0.7 million, or 13.0%, for the six months ended June 30, 2020, to $4.7 million from $5.4 million for the same period in 2019.
Interest Expense, Net. Interest expense, net decreased $0.3 million to $6.3 million for the six months ended June 30, 2020, from $6.6 million for the same period in 2019. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, partially offset by higher average borrowings. Average borrowings for the six months ended June 30, 2020 were $345.3 million, with a weighted-average interest rate of 2.1%, compared to average borrowings of $256.3 million and a weighted-average interest rate of 3.7% for the same period in 2019.
Foreign Currency Transaction Losses, Net.  We recognized a foreign currency loss of $0.2 million for the six months ended June 30, 2020 compared to a loss of $1.2 million for the same period in 2019. The change was due primarily to fluctuations in our net intercompany borrowing positions and the Canadian/U.S. exchange rate.
Income Taxes. The effective tax rate for the six months ended June 30, 2020 was 26.1% compared to 26.9% for the same period in 2019.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), increased $4.6 million, or 5.5%, to $87.8 million for the six months ended June 30, 2020 from $83.2 million for the same period last year driven primarily by lower operating expenses and $4.2 million of incremental inventory holding gains for the first half of 2020 as compared to the corresponding period in 2019, partially offset by $15.6 million lower gross profit as a result of unfavorable changes in our sales mix and rate due to COVID-19.

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

The following table reconciles net income to Adjusted EBITDA, as net income is the most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
Net income	$16.9	$17.7	(4.5)%	$21.2	$19.0	11.6%
Interest expense, net(2)	2.8	3.2		6.3	6.6
Provision for income taxes	5.7	6.5		7.5	7.0
Depreciation and amortization	16.7	15.5		32.4	30.9
LIFO expense	8.3	7.4		16.1	14.4
Stock-based compensation expense	2.1	2.2		4.1	4.1
Foreign currency transaction losses, net	—	1.0		0.2	1.2
Adjusted EBITDA (non-GAAP)	$52.5	$53.5	(1.9)%	$87.8	$83.2	5.5%
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
The following tables reconcile net sales to net sales, less excise taxes, and gross profit to remaining gross profit (including cigarette remaining gross profit and food/non-food gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$4,263.9	$4,339.0	$8,203.2	$8,093.1
Excise taxes	(857.4)	(868.8)	(1,627.7)	(1,637.5)
Net sales, less excise taxes (non-GAAP)	$3,406.5	$3,470.2	$6,575.5	$6,455.6

Gross profit	$213.1	$238.9	$431.5	$447.1
Cigarette inventory holding gains(2)	(7.7)	(3.8)	(16.8)	(12.6)
LIFO expense	8.3	7.4	16.1	14.4
Remaining gross profit (non-GAAP)	$213.7	$242.5	$430.8	$448.9

Gross profit %	5.00%	5.51%	5.26%	5.52%
Gross profit % less excise taxes (non-GAAP)	6.26%	6.88%	6.56%	6.93%
Remaining gross profit % (non-GAAP)	5.01%	5.59%	5.25%	5.55%
Remaining gross profit % less excise taxes (non-GAAP)	6.27%	6.99%	6.55%	6.95%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended June 30, 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For the three months ended June 30, 2019, the $3.8 million of cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.2 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cigarettes:
Net sales	$2,892.6	$2,834.0	$5,475.3	$5,301.5
Excise taxes	(747.8)	(762.0)	(1,420.0)	(1,435.3)
Net sales, less excise taxes (non-GAAP)	$2,144.8	$2,072.0	$4,055.3	$3,866.2

Gross profit	$58.3	$54.8	$110.2	$106.1
Cigarette inventory holding gains(2)	(7.7)	(3.8)	(16.8)	(12.6)
LIFO expense	5.5	6.4	12.4	12.0
Remaining gross profit (non-GAAP)	$56.1	$57.4	$105.8	$105.5

Gross profit %	2.02%	1.93%	2.01%	2.00%
Gross profit % less excise taxes (non-GAAP)	2.72%	2.64%	2.72%	2.74%
Remaining gross profit % (non-GAAP)	1.94%	2.03%	1.93%	1.99%
Remaining gross profit % less excise taxes (non-GAAP)	2.62%	2.77%	2.61%	2.73%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended June 30, 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For the three months ended June 30, 2019, the $3.8 million of cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.2 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Food/Non-food:
Net sales	$1,371.3	$1,505.0	$2,727.9	$2,791.6
Excise taxes	(109.6)	(106.8)	(207.7)	(202.2)
Net sales, less excise taxes (non-GAAP)	$1,261.7	$1,398.2	$2,520.2	$2,589.4

Gross profit	$154.8	$184.1	$321.3	$341.0
LIFO expense	2.8	1.0	3.7	2.4
Remaining gross profit (non-GAAP)	$157.6	$185.1	$325.0	$343.4

Gross profit %	11.29%	12.23%	11.78%	12.22%
Gross profit % less excise taxes (non-GAAP)	12.27%	13.17%	12.75%	13.17%
Remaining gross profit % (non-GAAP)	11.49%	12.30%	11.91%	12.30%
Remaining gross profit % less excise taxes (non-GAAP)	12.49%	13.24%	12.90%	13.26%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross profit	$213.1	$238.9	$431.5	$447.1
Cigarette inventory holding gains(2)	(7.7)	(3.8)	(16.8)	(12.6)
LIFO expense	8.3	7.4	16.1	14.4
Remaining gross profit (non-GAAP)	$213.7	$242.5	$430.8	$448.9

Warehousing and distribution expenses	$125.5	$143.2	$267.9	$277.4
Selling, general and administrative expenses	59.8	64.6	123.7	130.5
Amortization of intangible assets	2.4	2.7	4.7	5.4
Total operating expenses	$187.7	$210.5	$396.3	$413.3

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	58.7%	59.1%	62.2%	61.8%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	28.0%	26.6%	28.7%	29.1%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	1.1%	1.1%	1.2%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	87.8%	86.8%	92.0%	92.1%
______________________________________________
(1) Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three months ended June 30, 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For the three months ended June 30, 2019, the $3.8 million of cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.2 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

Liquidity and Capital Resources
Our cash and cash equivalents were $108.2 million and $14.1 million as of June 30, 2020 and December 31, 2019, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2020, our cash flows provided by operating activities were $219.0 million. Subject to borrowing base limitations, we had $494.4 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of June 30, 2020.
We believe that we have sufficient liquidity to manage through the duration of the COVID-19 crisis. We are potentially exposed to increased credit risk as a result of this crisis. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, our customers include smaller independent convenience retailers that may face liquidity constraints as a result of reduced store traffic. Our customers also include non-convenience store formats including hotel gift shops, casinos, tobacco shops, schools, airport concessions and other specialty and small format stores that carry convenience products. Some of these customers have temporarily ceased operations due to government-imposed restrictions while others have seen a material decline in store traffic.
We have taken actions to help preserve liquidity, including reducing operating costs to better align with the current sales volume trends, suspending employer contributions to our 401(k) plan, making material revisions to our vacation policies, adjusting inventory levels to align with sales volumes while seeking to maximize vendor incentives, closely managing our accounts receivable and reducing our capital expenditures. Additionally, we have elected to temporarily suspend stock repurchases under the current stock repurchase program.
Given our financial strength coming into the pandemic and ample availability of capital, we expect to be able to maintain adequate liquidity through the current environment subject to the duration of COVID-19.
Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $219.0 million for the six months ended June 30, 2020 compared to $30.8 million of net cash provided for the same period in 2019, an increase of $188.2 million. The increase was primarily attributable to changes in working capital during the comparative periods.

Working capital provided cash of $139.7 million for the six months ended June 30, 2020, compared to $42.9 million of cash used for the six months ended June 30, 2019, an increase of $182.6 million. Payment deferrals granted by the excise tax regulatory authority in Canada due to COVID-19 were the primary driver of the increase in cash and working capital and these are expected to be paid in August 2020. In addition, a temporary extension in payment terms by a large tobacco vendor also contributed to the increased contribution from working capital.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Six Months Ended
	June 30,
	2020	2019	Change
Accounts receivable, net	$(86.1)	$(79.3)	$(6.8)
Other receivables, net	(5.1)	(17.8)	12.7
Inventories, net	12.4	89.6	(77.2)
Deposits, prepayments and other non-current assets	48.1	(54.5)	102.6
Accounts payable	114.1	62.4	51.7
Cigarette and tobacco taxes payable	49.0	(54.1)	103.1
Claims, accrued and other long-term liabilities	7.3	10.8	(3.5)
Net cash provided by (used in) changes in working capital	$139.7	$(42.9)	$182.6

Cash Flows from Investing Activities
Our investing activities used net cash of $9.6 million for the six months ended June 30, 2020 compared to net cash used of $11.1 million for the same period in 2019. Capitalization of software and related development costs were $0.9 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Additions to property, plant and equipment were $9.8 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, proceeds from the sale of other non-current assets provided net cash of $1.1 million for the six months ended June 30, 2020. We expect our capital expenditures for 2020 to be approximately $35 million for the year.
Cash Flows from Financing Activities
Our financing activities used net cash of $116.3 million for the six months ended June 30, 2020 compared to net cash used of $13.4 million for the same period in 2019, an increase of $102.9 million. Net repayments of our Credit Facility during the six months ended June 30, 2020 were $99.8 million compared to net repayments of $9.3 million for the same period in 2019.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of June 30, 2020, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions):

	June 30,	December 31,
	2020	2019
Amounts borrowed, net	$225.0	$324.8
Outstanding letters of credit	19.4	16.7
Amounts available to borrow(1)	494.4	341.7
______________________________________________
(1) Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three and six months ended June 30, 2020 were $354.3 million and $345.3 million, respectively, with outstanding amounts borrowed at any one time ranging from $151.5 million to $499.3 million over the six-month period. For the three and six months ended June 30, 2019, average borrowings were $235.2 million and $256.3 million, respectively, with outstanding amounts borrowed at any one time ranging from $141.7 million to $390.0 million over the six-month period.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, regarding off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, did not change materially during the six months ended June 30, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The JLI MDL litigation is currently in an early stage, and the personal injury plaintiffs have not made a monetary demand to the defendants. Core-Mark believes that it is entitled to contractual, statutory and/or common law indemnification from JLI for any liability that could result from the JUUL MDL. Core-Mark and JLI are in discussions regarding these indemnification rights.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the three months ended June 30, 2020.

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

Core-Mark Holding Company, Inc.
(Registrant)

August 6, 2020	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)