Form 10-Q
period 2020-09-30
Core-Mark Holding Company, Inc.
filed 2020-11-05
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of November 2, 2020, 44,921,547 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$11.7	$14.1
Accounts receivable, net of allowance for credit losses of $15.2 and $14.5 as of September 30, 2020 and December 31, 2019, respectively	387.3	402.9
Other receivables, net	110.1	96.2
Inventories, net (Note 3)	832.2	670.9
Deposits and prepayments	86.4	116.0
Total current assets	1,427.7	1,300.1
Property and equipment, net	269.1	249.9
Operating lease right-of-use assets	174.7	199.8
Goodwill	72.8	72.8
Other intangible assets, net	42.4	47.2
Other non-current assets, net	25.3	28.6
Total assets	$2,012.0	$1,898.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$242.7	$192.2
Book overdrafts	43.3	23.9
Cigarette and tobacco taxes payable	225.2	280.1
Operating lease liabilities	33.3	39.5
Accrued liabilities	176.6	151.0
Total current liabilities	721.1	686.7
Long-term debt (Note 4)	444.7	382.1
Deferred income taxes	22.9	22.6
Long-term operating lease liabilities	151.4	173.4
Other long-term liabilities	15.9	5.6
Claims liabilities	37.4	36.1
Total liabilities	1,393.4	1,306.5
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 52,916,459 and 52,702,551 shares issued; 45,092,286 and 45,113,722 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	0.5	0.5
Additional paid-in capital	294.8	290.6
Treasury stock at cost (7,824,173 and 7,588,829 shares of common stock at September 30, 2020 and December 31, 2019, respectively)	(118.0)	(112.6)
Retained earnings	446.6	418.5
Accumulated other comprehensive loss	(5.3)	(5.1)
Total stockholders’ equity	618.6	591.9
Total liabilities and stockholders’ equity	$2,012.0	$1,898.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$4,502.6	$4,422.6	$12,705.8	$12,515.7
Cost of goods sold	4,267.6	4,176.0	12,039.3	11,822.0
Gross profit	235.0	246.6	666.5	693.7
Warehousing and distribution expenses	140.4	148.6	408.3	426.0
Selling, general and administrative expenses	57.3	61.8	181.0	192.3
Amortization of intangible assets	2.5	2.3	7.2	7.7
Total operating expenses	200.2	212.7	596.5	626.0
Income from operations	34.8	33.9	70.0	67.7
Interest expense, net	(2.1)	(4.2)	(8.4)	(10.8)
Foreign currency transaction (losses) gains, net	(0.5)	0.9	(0.7)	(0.3)
Income before income taxes	32.2	30.6	60.9	56.6
Provision for income taxes	(9.2)	(8.1)	(16.7)	(15.1)
Net income	$23.0	$22.5	$44.2	$41.5

Basic earnings per share (Note 6)	$0.51	$0.49	$0.98	$0.91

Diluted earnings per share (Note 6)	$0.51	$0.49	$0.98	$0.90

Basic weighted-average shares (Note 6)	45.1	45.8	45.1	45.8

Diluted weighted-average shares (Note 6)	45.4	46.1	45.3	46.1
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$23.0	$22.5	$44.2	$41.5
Foreign currency translation gains (losses), net	1.2	(1.5)	(0.2)	1.5
Comprehensive income	$24.2	$21.0	$44.0	$43.0
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total stockholders’ equity, beginning balances	$597.0	$580.8	$591.9	$567.0

Common stock:
Beginning and ending balances	$0.5	$0.5	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$292.3	$285.3	$290.6	$283.3
Common stock issued, net of shares withheld for employee taxes	(0.1)	(0.1)	(2.5)	(2.2)
Stock-based compensation expense	2.6	3.1	6.7	7.2
Ending balances	$294.8	$288.3	$294.8	$288.3

Treasury stock:
Beginning balances	$(118.0)	$(90.6)	$(112.6)	$(90.6)
Repurchase of common stock	—	(8.1)	(5.4)	(8.1)
Ending balances	$(118.0)	$(98.7)	$(118.0)	$(98.7)

Retained earnings:
Beginning balances	$428.7	$390.4	$418.5	$381.6
Net income	23.0	22.5	44.2	41.5
Dividends declared	(5.1)	(5.1)	(16.1)	(15.3)
Ending balances	$446.6	$407.8	$446.6	$407.8

Accumulated other comprehensive loss:
Beginning balances	$(6.5)	$(4.8)	$(5.1)	$(7.8)
Other comprehensive gains (losses)	1.2	(1.5)	(0.2)	1.5
Ending balances	$(5.3)	$(6.3)	$(5.3)	$(6.3)

Total stockholders’ equity, ending balances	$618.6	$591.6	$618.6	$591.6

Common stock shares:
Beginning share balance	52.9	52.7	52.7	52.5
Common stock issued, net of shares withheld for employee taxes	—	—	0.2	0.2
Ending share balance	52.9	52.7	52.9	52.7

Treasury stock shares:
Beginning share balance	(7.8)	(6.8)	(7.6)	(6.8)
Repurchase of common stock	—	(0.3)	(0.2)	(0.3)
Ending share balance	(7.8)	(7.1)	(7.8)	(7.1)

Total shares outstanding	45.1	45.6	45.1	45.6

Dividends declared per share	$0.12	$0.11	$0.36	$0.33
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$44.2	$41.5
Adjustments to reconcile net income to net cash used in operating activities:
LIFO and inventory provisions	21.6	21.4
Amortization of debt issuance costs	0.6	0.6
Stock-based compensation expense	6.7	7.2
Credit loss expense, net	5.7	5.4
Impairment charge and other	0.3	—
Loss on disposals	0.1	0.1
Depreciation and amortization	48.9	45.8
Foreign currency losses, net	0.7	0.3
Deferred income taxes	0.3	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	9.1	(29.9)
Other receivables, net	(14.1)	(21.6)
Inventories, net	(185.4)	(199.5)
Deposits, prepayments and other non-current assets	23.3	(22.9)
Accounts payable	51.2	74.2
Cigarette and tobacco taxes payable	(53.6)	(61.3)
Claims, accrued and other long-term liabilities	32.7	27.1
Net cash used in operating activities	(7.7)	(111.1)
Cash flows from investing activities:
Acquisition of business	—	(2.5)
Additions to property and equipment, net	(17.9)	(15.3)
Capitalization of software and related development costs	(2.7)	(3.3)
Proceeds from sale of property and equipment, net	—	0.2
Proceeds from sale of other non-current assets	1.1	—
Net cash used in investing activities	(19.5)	(20.9)
Cash flows from financing activities:
Borrowings under the Credit Facility	1,424.5	1,334.6
Repayments under the Credit Facility	(1,386.3)	(1,166.6)
Payments on finance leases	(8.9)	(3.6)
Dividends paid	(16.5)	(15.2)
Repurchases of common stock	(5.4)	(8.1)
Tax withholdings related to net share settlements of restricted stock units	(2.5)	(2.2)
Increase (decrease) in book overdrafts	19.4	(7.7)
Net cash provided by financing activities	24.3	131.2
Effects of changes in foreign exchange rates	0.5	(0.5)
Change in cash and cash equivalents	(2.4)	(1.3)
Cash and cash equivalents, beginning of period	14.1	27.3
Cash and cash equivalents, end of period	$11.7	$26.0
Supplemental disclosures:
Cash (paid) received during the period for:
Income taxes, net	$(22.3)	$(13.6)
Interest	$(8.2)	$(9.1)
Operating lease liabilities arising from obtaining new right-of-use assets	$5.2	$7.0
Finance lease liabilities arising from obtaining new right-of-use assets	$36.9	$29.3
Non-cash transactions between other non-current assets and other long-term liabilities	$—	$4.7
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc., and its subsidiaries (collectively referred to herein as the “Company” or “Core-Mark”), are one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to approximately 41,000 customer locations in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, fast food, groceries, fresh products, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements, which are included in its 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020.
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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 13% and 14% of the Company’s net sales for the three and nine months ended September 30, 2020, respectively, and approximately 13% of the Company’s net sales for the three and nine months ended September 30, 2019. No other customer individually accounted for more than 10% of sales for these periods. No single customer individually accounted for 10% or more of the Company’s accounts receivable as of September 30, 2020 or December 31, 2019.
3.    Inventories, Net
Inventories consist of the following (in millions):

	September 30, 2020	December 31, 2019
Inventories at FIFO, net of reserves	$1,058.4	$875.6
Less: LIFO reserve	(226.2)	(204.7)
Total inventories, net of reserves	$832.2	$670.9
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $226.2 million and $204.7 million higher as of September 30, 2020 and December 31, 2019, respectively. The Company recorded LIFO expense of $5.4 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively, and $21.5 million and $21.7 million for the nine months ended September 30, 2020 and 2019, respectively.

4.    Long-Term Debt
Long-term debt consists of the following (in millions):

	September 30, 2020	December 31, 2019
Amounts borrowed (Credit Facility)	$363.0	$324.8
Obligations under finance leases	81.7	57.3
Total long-term debt	$444.7	$382.1
The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750.0 million as of September 30, 2020, limited by a borrowing base consisting of eligible accounts receivables and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	September 30, 2020	December 31, 2019
Amounts borrowed, net	$363.0	$324.8
Outstanding letters of credit	19.4	16.7
Amounts available to borrow(1)	352.1	341.7
Unamortized debt issuance costs	1.1	1.7
___________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average borrowings	$163.4	$371.1	$284.2	$295.0
Range of borrowings	69.0 - 401.0	252.8 - 489.0	69.0 - 499.3	141.7 - 489.0
Unused Credit Facility and letter of credit participation fees(1)	0.4	0.3	1.0	0.9
Amortization of debt issuance costs(1)	0.2	0.2	0.6	0.6
Weighted-average interest rate(2)	1.4%	3.5%	1.9%	3.6%
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
6.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings
Net income	$23.0	$22.5	$44.2	$41.5
Shares
Weighted-average common shares outstanding (basic shares)	45.1	45.8	45.1	45.8
Adjustment for assumed dilution:
Restricted stock units	0.2	0.2	0.1	0.2
Performance shares	0.1	0.1	0.1	0.1
Weighted-average shares assuming dilution (diluted shares)	45.4	46.1	45.3	46.1
Earnings per share
Basic(1)	$0.51	$0.49	$0.98	$0.91
Diluted(1)	$0.51	$0.49	$0.98	$0.90
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 10,279 and 263,983 for the three and nine months ended September 30, 2020, respectively, and 10,279 and 205,748, for the same periods in 2019, respectively.
7.    Stock-Based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares. As of September 30, 2020, the total number of shares available for issuance under the 2019 LTIP was 3,136,192. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-based restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the nine months ended September 30, 2020 and 2019, the Company granted 280,325 and 230,235, respectively, of time-vesting restricted stock units to certain of its employees and non-employee directors at a weighted-average grant date fair value of $25.38 and $29.67, respectively.
During the nine months ended September 30, 2020, the Company granted 154,363 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $25.48. The 154,363 performance-based restricted stock units represent the maximum number that can be earned. The number of performance-based restricted stock units that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2020. During the nine months ended September 30, 2019, the Company granted 154,511 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $29.90, all of which were ultimately earned, based upon 2019 performance criteria achieved.
Stock-Based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.6 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation cost of $6.7 million and $7.2 million, respectively. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $14.1 million at September 30, 2020, which is expected to be recognized over a weighted-average period of 1.6 years. Total unrecognized stock-based compensation cost is adjusted for any unearned or estimated not to be earned performance-based restricted stock units or forfeited shares.
8.    Stockholders’ Equity
Dividends
The Board of Directors approved the following cash dividends in 2020 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
February 24, 2020	$0.12	March 16, 2020	$5.5	March 27, 2020
May 7, 2020	$0.12	May 22, 2020	$5.4	June 19, 2020
August 6, 2020	$0.12	August 21, 2020	$5.4	September 18, 2020
November 5, 2020	$0.13	November 20, 2020	N/A(1)	December 18, 2020
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
On April 14, 2020, the Company announced that spending under the Program would be temporarily postponed due to the volatility related to the novel coronavirus pandemic (“COVID-19”). During the three months ended September 30, 2020, no shares of common stock were purchased under the Program. During the nine months ended September 30, 2020, the Company spent $5.4 million to repurchase 235,344 shares of common stock under the Program. During the three and nine months ended September 30, 2019, 250,925 shares of common stock were repurchased under the prior stock repurchase program. As of September 30, 2020, there was $54.6 million available for future share repurchases under the Program.
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales:
United States	$4,059.1	$3,999.3	$11,498.7	$11,348.2
Canada	431.6	415.7	1,174.6	1,132.4
Corporate(1)	11.9	7.6	32.5	35.1
Total	$4,502.6	$4,422.6	$12,705.8	$12,515.7

Income before income taxes:
United States	$42.9	$33.5	$78.2	$74.1
Canada	5.0	3.8	9.2	7.7
Corporate(2)	(15.7)	(6.7)	(26.5)	(25.2)
Total	$32.2	$30.6	$60.9	$56.6

Interest expense, net:(3)
United States	$14.1	$15.6	$44.0	$41.4
Canada	0.1	0.2	0.4	1.0
Corporate(4)	(12.1)	(11.6)	(36.0)	(31.6)
Total	$2.1	$4.2	$8.4	$10.8

Depreciation and amortization:
United States	$12.1	$10.6	$33.9	$32.0
Canada	0.9	0.7	2.5	1.9
Corporate(5)	3.5	3.6	12.5	11.9
Total	$16.5	$14.9	$48.9	$45.8

Capital expenditures:
United States	$7.9	$5.4	$16.1	$13.9
Canada	0.2	0.7	1.8	1.4
Total	$8.1	$6.1	$17.9	$15.3
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
(3)    Includes $0.1 million and $0.2 million of interest income for the three and nine months ended September 30, 2020, respectively. Includes $0.1 million and $0.3 million of interest income for the three and nine months ended September 30, 2019, respectively.
(4)    Consists primarily of intercompany eliminations for interest.
(5)    Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.
Identifiable assets by geographic area are as follows (in millions):

	September 30, 2020	December 31, 2019
Identifiable assets:
United States	$1,870.2	$1,741.4
Canada	141.8	157.0
Total	$2,012.0	$1,898.4

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2020	2019	2020	2019
Cigarettes	$3,000.2	$2,880.0	$8,475.5	$8,181.5
Food	424.3	476.8	1,186.8	1,314.6
Fresh	139.4	135.8	381.8	376.1
Candy	259.1	269.7	759.3	782.8
OTP	403.6	370.4	1,154.5	1,068.9
Health, beauty & general	212.5	226.0	594.8	630.3
Beverages	64.1	63.9	153.2	160.2
Equipment/other	(0.6)	—	(0.1)	1.3
Total food/non-food products	1,502.4	1,542.6	4,230.3	4,334.2
Total net sales	$4,502.6	$4,422.6	$12,705.8	$12,515.7

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

Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 41,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, OTP, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. As of September 30, 2020, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).

Business Strategy Overview
Core-Mark’s mission is to be the most valued marketer of fresh, food and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry-leading category management solutions and leveraging our cost structure. The convenience wholesale and retail landscape remains highly fragmented, supporting significant opportunities for both organic growth and growth through strategic acquisitions. Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, one of two national convenience distributors in the U.S. and the largest in Canada, and represents an estimated 7% market share of the in-store sales of convenience stores in North America.
Our growth initiatives include elevating same store sales, gaining share of the more than 180,000 North American convenience stores and being opportunistic with acquisition opportunities. Our focus on providing industry-leading category management solutions to our customers positions us to partner with retailers to help increase their sales and profits. We offer a wide array of marketing programs, innovative product alternatives, data aggregation and loyalty solutions to name a few key elements we provide customers in pursuit of category management excellence. The final major component of our strategic framework is focused on leveraging costs. Core-Mark is actively engaged in efforts to increase the leverage of our operating cost structure through a range of initiatives, including technology investments, centralizing transactional processes and employee engagement aimed at increasing productivity.
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
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 5, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting policies and estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

Third Quarter Overview and COVID-19 Update

The effects of the COVID-19 pandemic did have an impact on our operating results during the three and nine months ended September 30, 2020, and we expect it will continue to affect our business for some period of time. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, the unprecedented impact of COVID-19 during the second and third quarter of 2020, including shelter-in-place orders by states, provinces, cities and counties resulted in a significant downturn in miles driven, resulting in a decline in convenience retail store visits across North America. Although we are seeing recovery as consumer purchase trends improve, we expect future results to continue to be impacted by the effects of COVID-19.

Our net sales in the third quarter of 2020 were $4,502.6 million compared to $4,422.6 million for the same period in 2019, an increase of 1.8%, or $80.0 million. The increase in net sales for the third quarter of 2020 was driven primarily by strong carton sales and increases in cigarette manufacturers’ prices, partially offset by a 2.6% decrease in sales of food/non-food. Sales of cigarettes and food/non-food products in the third quarter of 2020 continued to be impacted by changes in consumer buying habits as a result of COVID-19.
Gross profit in the third quarter of 2020 decreased 4.7%, or $11.6 million, to $235.0 million from $246.6 million for the same period in 2019, driven primarily by the decrease in food/non-food sales and margins to existing customers.

Gross profit margin was 5.22% of total net sales during the third quarter of 2020 compared to 5.58% for the same period in 2019. Remaining gross profit margin(1) decreased to 5.21% for the third quarter of 2020 from 5.60% for the same period in 2019. The decline in remaining gross profit margin was driven by the change in the sales mix between cigarettes and food/non-food and a decline in margins within food/non-food as a result of a shift in sales mix and lower gross profit margins in certain categories. We expect our gross profit margin to continue to be impacted by both sales mix and lower margins in certain product categories for some period of time as a direct result of the impacts of COVID-19.

Operating expenses in the third quarter of 2020 decreased 5.9%, or $12.5 million, to $200.2 million from $212.7 million for the same period in 2019. The decrease was driven primarily by increased productivity and cost savings initiatives implemented mainly in response to COVID-19. As outlined in our press release on April 14, 2020, we took steps during the second quarter to reduce operating costs to better align them with sales volume trends and preserve liquidity. We also achieved cost savings through actions to reduce other non-essential costs including travel, meetings and events and other discretionary expenditures. Operating expenses were 4.4% of total net sales for the third quarter of 2020 compared to 4.8% of total net sales for the same period in 2019. Operating expenses were 85.3% of remaining gross profit(1) for the third quarter of 2020, compared to 85.8% of remaining gross profit for the same period in 2019.
Net income in the third quarter of 2020 increased $0.5 million to $23.0 million compared to $22.5 million for the same period in 2019. Adjusted EBITDA(1) was $59.3 million for the third quarter of 2020 compared to $59.2 million for the same period in 2019.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		September 30, 2020			September 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$80.0	$4,502.6	100.0%	—%	$4,422.6	100.0%	—%
Net sales — Cigarettes	120.2	3,000.2	66.6	61.6	2,880.0	65.1	59.4
Net sales — Food/Non-food	(40.2)	1,502.4	33.4	38.4	1,542.6	34.9	40.6
Net sales, less excise taxes (non-GAAP)(2)	75.8	3,614.3	80.3	100.0	3,538.5	80.0	100.0
Gross profit(3)	(11.6)	235.0	5.2	6.5	246.6	5.6	7.0
Warehousing and distribution expenses	(8.2)	140.4	3.1	3.9	148.6	3.4	4.2
Selling, general and administrative expenses	(4.5)	57.3	1.3	1.6	61.8	1.4	1.7
Amortization of intangible assets	0.2	2.5	0.1	0.1	2.3	0.1	0.1
Income from operations	0.9	34.8	0.8	1.0	33.9	0.8	1.0
Interest expense, net	(2.1)	(2.1)	—	(0.1)	(4.2)	(0.1)	(0.1)
Foreign currency transaction (losses) gains, net	(1.4)	(0.5)	—	—	0.9	—	—
Income before income taxes	1.6	32.2	0.7	0.9	30.6	0.7	0.9
Net income	0.5	23.0	0.5	0.6	22.5	0.5	0.6
Adjusted EBITDA (non-GAAP)(4)	0.1	59.3	1.3	1.6	59.2	1.3	1.7
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

Net Sales. Net sales in the third quarter of 2020 increased by $80.0 million, or 1.8%, to $4,502.6 million, from $4,422.6 million for the same period in 2019. The increase in net sales was driven primarily by strong carton volumes and cigarette manufacturers’ price increases, partially offset by a decrease in food/non-food sales to existing customers and a net decrease in the number of stores serviced during the quarter. Sales of cigarettes and food/non-food products in the third quarter of 2020 were impacted by changes in consumer buying habits as a result of COVID-19.
Net Sales of Cigarettes. Net sales of cigarettes in the third quarter of 2020 increased by $120.2 million, or 4.2%, to $3,000.2 million from $2,880.0 million for the same period in 2019. The increase was driven primarily by a 4.2% increase in the average sales price per carton due primarily to cigarette manufacturers’ price increases and a 0.1% increase in carton sales. Cigarette carton sales remained flat in the U.S and increased by 1.6% in Canada, driven by a 2.9% increase in carton sales to existing customers, partially offset by a net decrease in the number of stores serviced during the quarter. Cigarette carton sales to existing customers during the third quarter of 2020 outperformed the historical industry rate of decline arising primarily from changes in consumer buying behavior as a result of COVID-19.
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
Net cigarette sales as a percentage of total net sales was 66.6% in the third quarter of 2020 compared to 65.1% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the third quarter of 2020 decreased $40.2 million, or 2.6%, to $1,502.4 million from $1,542.6 million for the same period in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	September 30,		Increase (Decrease)
Product Category	2020	2019	Amounts	Percentage
Food	$424.3	$476.8	$(52.5)	(11.0)%
Fresh	139.4	135.8	3.6	2.7%
Candy	259.1	269.7	(10.6)	(3.9)%
OTP	403.6	370.4	33.2	9.0%
Health, beauty & general (“HB&G”)	212.5	226.0	(13.5)	(6.0)%
Beverages	64.1	63.9	0.2	0.3%
Equipment/other	(0.6)	—	(0.6)	—%
Total food/non-food products	$1,502.4	$1,542.6	$(40.2)	(2.6)%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The decrease in food/non-food sales for the third quarter of 2020 was driven by a decrease in sales to existing customers and a net decrease in the number of stores serviced during the quarter. The largest declines were in the food, HB&G and candy categories which were impacted by changes in consumer buying behavior related primarily to COVID-19, partially offset by growth in OTP sales to existing customers. Our HB&G category was also impacted by a decline in sales of alternative nicotine products due primarily to the enactment of regulations governing the sale of flavored product categories.
Net sales of food/non-food products as a percentage of total net sales was 33.4% for the third quarter of 2020 compared to 34.9% for the same period in 2019.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the third quarter of 2020 decreased $11.6 million, or 4.7%, to $235.0 million from $246.6 million for the same period in 2019, driven primarily by a decrease in food/non-food sales and margins to existing customers as a result of COVID-19.
Gross profit margin was 5.22% of total net sales during the third quarter of 2020 compared to 5.58% for the same period in 2019. The change in the sales mix between cigarettes and food/non-food contributed to approximately 40% of the gross profit margin decline. In addition, the decrease in gross profit margin was driven by a decline in margins within food/non-food as a result of a shift in sales mix toward lower margin items, including growth in our lower margin OTP category, and lower margins within the HB&G category, primarily in alternative nicotine products.

Distributors such as Core-Mark, may from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains. The third quarter of 2020 had $0.5 million lower inventory holding gains as compared to the same period in 2019. Cigarette inventory holding gains, which were impacted by the timing and amount of cigarette manufacturers’ price increases, increased $5.3 million for the third quarter of 2020, offset by $5.8 million in inventory holding gains related to a candy price increase in the third quarter of 2019. Historically, significant price increases from candy manufacturers have only occurred every three to four years.
We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $5.4 million for the third quarter of 2020 compared to $7.3 million for the same period of 2019. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense. The decrease in LIFO expense for the third quarter of 2020 was due primarily to a decline in expected price inflation for food/non-food products.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		September 30, 2020			September 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$80.0	$4,502.6	100.0%	—%	$4,422.6	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	75.8	3,614.3	80.3	100.0	3,538.5	80.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$5.3	$5.6	0.13%	0.15%	$0.3	0.01%	0.01%
Candy inventory holding gains(4)	(5.8)	—	—	—	5.8	0.14	0.17
LIFO expense(5)	1.9	(5.4)	(0.12)	(0.15)	(7.3)	(0.17)	(0.21)
Remaining gross profit (non-GAAP)(6)	(13.0)	234.8	5.21	6.50	247.8	5.60	7.00
Gross profit	$(11.6)	$235.0	5.22%	6.50%	$246.6	5.58%	6.97%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    See reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3)    For the third quarter of 2020, $4.9 million and $0.7 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the third quarter of 2019, $0.2 million and $0.1 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4)    In 2019, we recognized $5.8 million of candy inventory holding gains which were attributable to the U.S.
(5)    The reduction of $1.9 million in LIFO expense in 2020 was due primarily to a reduction in the Producer Price Index (“PPI”) for food and fresh category.
(6)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of gross profit to remaining gross profit in “Non-GAAP Financial Information”), decreased $13.0 million, or 5.2%, to $234.8 million for the third quarter of 2020 from $247.8 million for the same period in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 5.21% for the third quarter of 2020 from 5.60% for the same period in 2019, driven by the impact of a shift in sales mix towards lower margin cigarettes and a shift in the sales mix within food/non-food towards lower margin categories and a decline in margins in certain categories.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette gross profit to cigarette remaining gross profit in “Non-GAAP Financial Information”), increased $0.1 million, or 0.2%, to $57.7 million for the third quarter of 2020 from $57.6 million for the same period in 2019. The increase in cigarette remaining gross profit was driven primarily by a 0.1% increase in cigarette carton sales.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food gross profit to food/non-food remaining gross profit in “Non-GAAP Financial Information”), decreased $13.1 million, or 6.9%, to $177.1 million for the third quarter of 2020 from $190.2 million the same period in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) in the third quarter of 2020 decreased to 11.79% from 12.33% for the same period in 2019. The decline in remaining gross profit margin was driven primarily by a decrease in sales in certain higher margin categories including food and HB&G, an increase in sales in our lower margin OTP category, and a decline in margin rate, primarily in alternative nicotine products within the HB&G category.
For the third quarter of 2020, our remaining gross profit for food/non-food products was 75.4% of our total remaining gross profit compared to 76.8% for the same period in 2019.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, SG&A expenses and amortization of intangible assets. In the third quarter of 2020, operating expenses decreased by $12.5 million, or 5.9%, to $200.2 million from $212.7 million for the same period in 2019. The decrease in operating expenses was driven primarily by increased productivity and cost savings initiatives implemented mainly in response to COVID-19. As a percentage of total net sales, operating expenses were 4.4% for the third quarter of 2020 compared to 4.8% for the same period in 2019. Operating expenses were 85.3% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the third quarter of 2020, compared to 85.8% of remaining gross profit for the same period in 2019. The decrease in operating expenses as a percentage of remaining gross profit was due primarily to operating expense reductions that more than offset the decline in remaining gross profit.

Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $8.2 million, or 5.5%, to $140.4 million in the third quarter of 2020 from $148.6 million for the same period in 2019. The reduction in warehousing and distribution expenses was due primarily to cost reductions, an increase in productivity and fewer deliveries. Warehousing and distribution expenses were 3.1% of total net sales for the third quarter of 2020 compared to 3.4% of total net sales for the same period in 2019. Warehousing and distribution expenses were 59.8% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the third quarter of 2020, compared to 60.0% of remaining gross profit in 2019.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $4.5 million, or 7.3%, to $57.3 million in the third quarter of 2020 from $61.8 million for the same period in 2019. SG&A expenses were 1.3% of total net sales for the third quarter of 2020 as compared to 1.4% of total net sales for the same period in 2019. SG&A expenses were 24.4% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the third quarter of 2020 compared to 24.9% for the same period in 2019. The reduction in SG&A expenses was due primarily to cost savings initiatives.
Amortization Expense. Amortization expense increased $0.2 million, or 8.7%, in the third quarter of 2020 to $2.5 million from $2.3 million for the same period in 2019.
Interest Expense, Net. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net decreased to $2.1 million in the third quarter of 2020 from $4.2 million for the same period in 2019. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, and lower average borrowings during the third quarter of 2020. Average borrowings in the third quarter of 2020 were $163.4 million with a weighted-average interest rate of 1.4% compared to average borrowings of $371.1 million with a weighted-average interest rate of 3.5% for the same period in 2019.
Foreign Currency Transaction (Losses) Gains, Net.  We recognized a foreign currency loss of $0.5 million in the third quarter of 2020 compared to a gain of $0.9 million for the same period in 2019. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the third quarter of 2020, our effective tax rate was a provision of 28.6% compared to a provision of 26.5% for the same period in 2019. The increase in our effective tax rate was due primarily to adjustments related to prior year taxes made in the third quarter of 2020. We expect our effective tax rate to be approximately 27% for 2020.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see the reconciliation of net income to Adjusted EBITDA in “Non-GAAP Financial Information”), was $59.3 million for the third quarter of 2020 compared to $59.2 million for the same period last year. A decline in gross profit for the third quarter of 2020, driven primarily by the impacts of COVID-19 and a reduction in inventory holding gains of $0.5 million, was partially offset by lower operating expenses compared with the same period in 2019.

Results of Operations
Comparison of the Nine Months Ended September 30, 2020 and 2019 (in millions, except percentages)(1):

		Nine Months Ended			Nine Months Ended
		September 30, 2020			September 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$190.1	$12,705.8	100.0%	—%	$12,515.7	100.0%	—%
Net sales — Cigarettes	294.0	8,475.5	66.7	61.6	8,181.5	65.4	59.7
Net sales — Food/Non-food	(103.9)	4,230.3	33.3	38.4	4,334.2	34.6	40.3
Net sales, less excise taxes (non-GAAP)(2)	195.7	10,189.8	80.2	100.0	9,994.1	79.9	100.0
Gross profit(3)	(27.2)	666.5	5.2	6.5	693.7	5.5	6.9
Warehousing and distribution expenses	(17.7)	408.3	3.2	4.0	426.0	3.4	4.3
Selling, general and administrative expenses	(11.3)	181.0	1.4	1.8	192.3	1.5	1.9
Amortization of intangible assets	(0.5)	7.2	0.1	0.1	7.7	0.1	0.1
Income from operations	2.3	70.0	0.6	0.7	67.7	0.5	0.7
Interest expense, net	(2.4)	(8.4)	(0.1)	(0.1)	(10.8)	(0.1)	(0.1)
Foreign currency transaction losses, net	(0.4)	(0.7)	—	—	(0.3)	—	—
Income before income taxes	4.3	60.9	0.5	0.6	56.6	0.5	0.6
Net income	2.7	44.2	0.3	0.4	41.5	0.3	0.4
Adjusted EBITDA (non-GAAP)(4)	4.7	147.1	1.2	1.4	142.4	1.1	1.4
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

Net Sales. Net sales for the nine months ended September 30, 2020 increased by $190.1 million, or 1.5%, to $12,705.8 million, from $12,515.7 million for the same period in 2019. The increase in net sales was driven primarily by cigarette manufacturers’ price increases, an increase in sales of cigarette cartons to existing customers, and an extra selling day during the nine months ended September 30, 2020 compared to the same period in 2019. These increases were partially offset by a decrease in food/non-food sales to existing customers and a net decrease in in the number of stores serviced. Sales of cigarettes and food/non-food products in 2020 were impacted by changes in consumer buying habits as a result of COVID-19.

Net Sales of Cigarettes. Net sales of cigarettes for the nine months ended September 30, 2020 increased by $294.0 million, or 3.6%, to $8,475.5 million from $8,181.5 million for the same period in 2019. The increase in net sales of cigarettes was driven primarily by a 3.3% increase in the average sales price per carton due to cigarette manufacturers’ price increases and an extra selling day during the nine months ended September 30, 2020 compared to the corresponding period in 2019. Cigarette carton sales increased by 0.2% and 0.3% in the U.S. and Canada, respectively, driven primarily by an extra selling day and an increase in carton sales to existing customers, partially offset by a net decrease in the number of stores serviced. Cigarette carton sales to existing customers during the second and third quarter of 2020 outperformed the historical industry rate of decline arising primarily from changes in consumer buying behavior as a result of COVID-19.
Net cigarette sales as a percentage of total net sales was 66.7% for the nine months ended September 30, 2020 compared to 65.4% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the nine months ended September 30, 2020 decreased $103.9 million, or 2.4%, to $4,230.3 million from $4,334.2 million for the same period in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Nine Months Ended
	September 30,		Increase (Decrease)
Product Category	2020	2019	Amounts	Percentage
Food	$1,186.8	$1,314.6	$(127.8)	(9.7)%
Fresh	381.8	376.1	5.7	1.5%
Candy	759.3	782.8	(23.5)	(3.0)%
OTP	1,154.5	1,068.9	85.6	8.0%
HB&G	594.8	630.3	(35.5)	(5.6)%
Beverages	153.2	160.2	(7.0)	(4.4)%
Equipment/other	(0.1)	1.3	(1.4)	(107.7)%
Total food/non-food Products	$4,230.3	$4,334.2	$(103.9)	(2.4)%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The decrease in food/non-food sales for the nine months ended September 30, 2020 was driven primarily by a decrease in sales to existing customers and a net decrease in the number of stores serviced, partially offset by an extra selling day during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The largest sales declines were in the food, HB&G and candy categories which were impacted by changes in consumer buying behavior as a result of COVID-19, partially offset by growth in OTP sales to existing customers. Our HB&G category was also impacted by a decline in sales of alternative nicotine products due primarily to the enactment of regulations governing the sale of flavored product categories.
Net sales of food/non-food products as a percentage of total net sales was 33.3% for the nine months ended September 30, 2020 compared to 34.6% for the same period in 2019.

Gross Profit. Gross profit for the nine months ended September 30, 2020 decreased $27.2 million, or 3.9%, to $666.5 million from $693.7 million for the same period in 2019. The decrease in gross profit was driven primarily by a decrease in food/non-food sales and margins related primarily to COVID-19, partially offset by $3.7 million of net incremental cigarette and candy inventory holding gains during the nine months ended September 30, 2020 as compared to the same period in 2019 and the impact of an extra selling day during the nine months ended September 30, 2020.

Gross profit margin was 5.25% of total net sales for the nine months ended September 30, 2020 compared to 5.54% for the same period in 2019. The change in the sales mix between cigarettes and food/non-food contributed to approximately 42% of the gross profit margin decline. In addition, the decrease in gross profit margin was driven by a decline in margins within food/non-food as a result of a shift in sales mix toward lower margin items, including growth in our lower margin OTP category, and lower margins within the HB&G category, primarily in alternative nicotine products.

Our inventory holding gains were $22.4 million for the nine months ended September 30, 2020 compared to $18.7 million for the same period in 2019. The increase in holding gains was due primarily to the timing and amount of cigarette manufacturers’ price increases, partially offset by inventory holding gains of $5.8 million related to a candy price increase in the third quarter of 2019. Historically, significant price increases from candy manufacturers have only occurred every three to four years. We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $21.5 million for the nine months ended September 30, 2020 compared to $21.7 million for the same period in 2019. Because we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Nine Months Ended			Nine Months Ended
		September 30, 2020			September 30, 2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$190.1	$12,705.8	100.0%	—%	$12,515.7	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	195.7	10,189.8	80.2	100.0	9,994.1	79.9	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$9.5	$22.4	0.18%	0.22%	$12.9	0.10%	0.13%
Candy inventory holding gains(4)	(5.8)	—	—	—	5.8	0.05	0.05
LIFO expense(5)	0.2	(21.5)	(0.17)	(0.21)	(21.7)	(0.18)	(0.22)
Remaining gross profit (non-GAAP)(6)	(31.1)	665.6	5.24	6.53	696.7	5.57	6.97
Gross profit	$(27.2)	$666.5	5.25%	6.54%	$693.7	5.54%	6.94%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”
(3)    For the nine months ended September 30, 2020, $20.4 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.3 million and $1.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4)    In 2019, we recognized $5.8 million of candy inventory holding gains which were attributable to the U.S.
(5)    The reduction of $0.2 million in LIFO expense in 2020 was due primarily to a reduction in the Producer Price Index (“PPI”) for cigarettes, food, fresh and candy category.
(6)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), decreased $31.1 million, or 4.5%, to $665.6 million for the nine months ended September 30, 2020 from $696.7 million for the same period in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) was 5.24% for the nine months ended September 30, 2020 compared to 5.57% for the same period in 2019.

Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), increased $0.4 million, or 0.2%, to $163.5 million for the nine months ended September 30, 2020 from $163.1 million for the same period in 2019. The increase in cigarette remaining gross profit was driven primarily by an increase in cigarette carton sales, including the benefit of an extra selling day during the nine months ended September 30, 2020.

Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), decreased $31.5 million, or 5.9%, to $502.1 million for the nine months ended September 30, 2020 from $533.6 million the same period in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) for the nine months ended September 30, 2020 was 11.87% compared to 12.31% for the same period in 2019. The decrease in food/non-food remaining gross profit margin was driven primarily by a decrease in sales in certain higher margin categories including food and HB&G, an increase in sales in our lower margin OTP category, and a decline in margins, primarily in alternative nicotine products within the HB&G category.

For the nine months ended September 30, 2020, our remaining gross profit for food/non-food products was 75.4% of our total remaining gross profit compared to 76.6% for the same period in 2019.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, SG&A expenses and amortization of intangible assets. For the nine months ended September 30, 2020, operating expenses decreased by $29.5 million, or 4.7%, to $596.5 million from $626.0 million for the same period in 2019. The decrease was driven primarily by increased productivity and cost savings initiatives implemented mainly in response to COVID-19. In addition, 2019 operating expenses included $2.3 million of incremental costs related to the relocation of our headquarters. As a percentage of total net sales, total operating expenses were 4.7% for the nine months ended September 30, 2020 compared to 5.0% for the same period in 2019. Operating expenses were 89.6% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the nine months ended September 30, 2020, compared to 89.9% of remaining gross profit for the same period in 2019.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $17.7 million, or 4.2%, to $408.3 million for the nine months ended September 30, 2020 from $426.0 million for the same period in 2019. The decrease in warehousing and distribution expenses was due primarily to lower salaries and related benefits, and other operational costs associated with reduced sales volume and deliveries as a result of COVID-19 as well as productivity improvements. As a percentage of total net sales, warehousing and distribution expenses were 3.2% for the nine months ended September 30, 2020 compared to 3.4% for the same period in 2019. Warehouse and distribution expenses were 61.3% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the nine months ended September 30, 2020, compared to 61.1% of remaining gross profit for the same period in 2019.

SG&A Expenses. SG&A expenses decreased $11.3 million, or 5.9%, for the nine months ended September 30, 2020, to $181.0 million from $192.3 million for the same period in 2019. The reduction in SG&A expenses was due primarily to cost savings initiatives. Operating expenses for the nine months ended September 30, 2019 included $2.3 million of costs related to the relocation of our headquarters. As a percentage of net sales, SG&A expenses were 1.4% for the nine months ended September 30, 2020 compared to 1.5% for the same period in 2019. SG&A was 27.2% of remaining gross profit, a non-GAAP financial ratio (see reconciliation, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the nine months ended September 30, 2020, compared to 27.6% of remaining gross profit for the same period in 2019.
Amortization Expense. Amortization expense decreased $0.5 million, or 6.5%, for the nine months ended September 30, 2020, to $7.2 million from $7.7 million for the same period in 2019.
Interest Expense, Net. Interest expense, net decreased $2.4 million to $8.4 million for the nine months ended September 30, 2020, from $10.8 million for the same period in 2019. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, and lower average borrowings. Average borrowings for the nine months ended September 30, 2020 were $284.2 million, with a weighted-average interest rate of 1.9%, compared to average borrowings of $295.0 million and a weighted-average interest rate of 3.6% for the same period in 2019.
Foreign Currency Transaction Losses, Net.  We recognized a foreign currency loss of $0.7 million for the nine months ended September 30, 2020 compared to a loss of $0.3 million for the same period in 2019. The change was due primarily to fluctuations in our net intercompany borrowing positions and the Canadian/U.S. exchange rate.

Income Taxes. The effective tax rate for the nine months ended September 30, 2020 was 27.4% compared to 26.7% for the same period in 2019. We expect our effective tax rate to be approximately 27% for 2020.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), increased $4.7 million, or 3.3%, to $147.1 million for the nine months ended September 30, 2020 from $142.4 million for the same period last year driven primarily by higher inventory holding gains. Additionally, a decline in gross profit related primarily to COVID-19 was offset by cost reductions and productivity improvements.
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

The following table reconciles net income to Adjusted EBITDA, as net income is the most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Net income	$23.0	$22.5	2.2%	$44.2	$41.5	6.5%
Interest expense, net(2)	2.1	4.2		8.4	10.8
Provision for income taxes	9.2	8.1		16.7	15.1
Depreciation and amortization	16.5	14.9		48.9	45.8
LIFO expense	5.4	7.3		21.5	21.7
Stock-based compensation expense	2.6	3.1		6.7	7.2
Foreign currency transaction losses (gains), net	0.5	(0.9)		0.7	0.3
Adjusted EBITDA (non-GAAP)	$59.3	$59.2	0.2%	$147.1	$142.4	3.3%
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
The following tables reconcile net sales to net sales, less excise taxes, and gross profit to remaining gross profit (including cigarette remaining gross profit and food/non-food gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$4,502.6	$4,422.6	$12,705.8	$12,515.7
Excise taxes	(888.3)	(884.1)	(2,516.0)	(2,521.6)
Net sales, less excise taxes (non-GAAP)	$3,614.3	$3,538.5	$10,189.8	$9,994.1

Gross profit	$235.0	$246.6	$666.5	$693.7
Cigarette inventory holding gains(2)	(5.6)	(0.3)	(22.4)	(12.9)
Candy inventory holding gains(3)	—	(5.8)	—	(5.8)
LIFO expense	5.4	7.3	21.5	21.7
Remaining gross profit (non-GAAP)	$234.8	$247.8	$665.6	$696.7

Gross profit %	5.22%	5.58%	5.25%	5.54%
Gross profit % less excise taxes (non-GAAP)	6.50%	6.97%	6.54%	6.94%
Remaining gross profit % (non-GAAP)	5.21%	5.60%	5.24%	5.57%
Remaining gross profit % less excise taxes (non-GAAP)	6.50%	7.00%	6.53%	6.97%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended September 30, 2020, the $4.9 million and $0.7 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended September 30, 2019, the $0.2 million and $0.1 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the nine months ended September 30, 2020, $20.4 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.3 million and $1.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3) For the three and nine months ended September 30, 2019, $5.8 million of candy inventory holding gains was attributable to the U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cigarettes:
Net sales	$3,000.2	$2,880.0	$8,475.5	$8,181.5
Excise taxes	(775.0)	(777.7)	(2,195.0)	(2,213.0)
Net sales, less excise taxes (non-GAAP)	$2,225.2	$2,102.3	$6,280.5	$5,968.5

Gross profit	$56.6	$52.0	$166.8	$158.1
Cigarette inventory holding gains(2)	(5.6)	(0.3)	(22.4)	(12.9)
LIFO expense	6.7	5.9	19.1	17.9
Remaining gross profit (non-GAAP)	$57.7	$57.6	$163.5	$163.1

Gross profit %	1.89%	1.81%	1.97%	1.93%
Gross profit % less excise taxes (non-GAAP)	2.54%	2.47%	2.66%	2.65%
Remaining gross profit % (non-GAAP)	1.92%	2.00%	1.93%	1.99%
Remaining gross profit % less excise taxes (non-GAAP)	2.59%	2.74%	2.60%	2.73%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended September 30, 2020, the $4.9 million and $0.7 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended September 30, 2019, $0.2 million and $0.1 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the nine months ended September 30, 2020, $20.4 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.3 million and $1.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Food/Non-food:
Net sales	$1,502.4	$1,542.6	$4,230.3	$4,334.2
Excise taxes	(113.3)	(106.4)	(321.0)	(308.6)
Net sales, less excise taxes (non-GAAP)	$1,389.1	$1,436.2	$3,909.3	$4,025.6

Gross profit	$178.4	$194.6	$499.7	$535.6
Candy inventory holding gains(2)	—	(5.8)	—	(5.8)
LIFO expense	(1.3)	1.4	2.4	3.8
Remaining gross profit (non-GAAP)	$177.1	$190.2	$502.1	$533.6

Gross profit %	11.87%	12.62%	11.81%	12.36%
Gross profit % less excise taxes (non-GAAP)	12.84%	13.55%	12.78%	13.30%
Remaining gross profit % (non-GAAP)	11.79%	12.33%	11.87%	12.31%
Remaining gross profit % less excise taxes (non-GAAP)	12.75%	13.24%	12.84%	13.26%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2) For the three and nine months ended September 30, 2019, $5.8 million of candy inventory holding gains was attributable to the U.S.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross profit	$235.0	$246.6	$666.5	$693.7
Cigarette inventory holding gains(2)	(5.6)	(0.3)	(22.4)	(12.9)
Candy inventory holding gains(3)	—	(5.8)	—	(5.8)
LIFO expense	5.4	7.3	21.5	21.7
Remaining gross profit (non-GAAP)	$234.8	$247.8	$665.6	$696.7

Warehousing and distribution expenses	$140.4	$148.6	$408.3	$426.0
Selling, general and administrative expenses	57.3	61.8	181.0	192.3
Amortization of intangible assets	2.5	2.3	7.2	7.7
Total operating expenses	$200.2	$212.7	$596.5	$626.0

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	59.8%	60.0%	61.3%	61.1%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	24.4%	24.9%	27.2%	27.6%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	0.9%	1.1%	1.1%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	85.3%	85.8%	89.6%	89.9%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended September 30, 2020, the $4.9 million and $0.7 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended September 30, 2019, $0.2 million and $0.1 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the nine months ended September 30, 2020, $20.4 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2019, $11.3 million and $1.6 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3) For the three and nine months ended September 30, 2019, $5.8 million of candy inventory holding gains was attributable to the U.S.

Liquidity and Capital Resources
Our cash and cash equivalents were $11.7 million and $14.1 million as of September 30, 2020 and December 31, 2019, respectively.
Our liquidity requirements arise primarily from our working capital needs, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the nine months ended September 30, 2020, our cash flows used in operating activities were $7.7 million. Subject to borrowing base limitations, we had $352.1 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of September 30, 2020.
We are potentially exposed to increased credit risk as a result of the COVID-19 crisis. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, our customers include smaller independent convenience retailers that may face liquidity constraints as a result of reduced store traffic. Our customers also include non-convenience store formats including hotel gift shops, casinos, tobacco shops, schools, airport concessions and other specialty and small format stores that carry convenience products. Some of these customers may have temporarily ceased, or significantly reduced, operations due to government-imposed restrictions while others have seen a material decline in store traffic.
We have taken actions to help preserve liquidity, including reducing operating costs to better align with the current sales volume trend and closely managing our accounts receivable and capital expenditures.
Given our financial strength coming into the pandemic and ample availability of capital, we expect to be able to maintain adequate liquidity through the current environment subject to the severity and duration of COVID-19.
Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), used net cash of $7.7 million for the nine months ended September 30, 2020 compared to $111.1 million of net cash used for the same period in 2019, an increase of $103.4 million. The increase was primarily attributable to changes in working capital during the comparative periods.

Working capital used cash of $136.8 million for the nine months ended September 30, 2020, compared to $233.9 million of cash used for the nine months ended September 30, 2019, an increase of $97.1 million. These contributions for the comparative periods were impacted primarily by a decrease in accounts receivable, net and a decrease in deposits, prepayments and other non-current assets due to lower prepayments of cigarette vendors, among other items.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Nine Months Ended
	September 30,
	2020	2019	Change
Accounts receivable, net	$9.1	$(29.9)	$39.0
Other receivables, net	(14.1)	(21.6)	7.5
Inventories, net	(185.4)	(199.5)	14.1
Deposits, prepayments and other non-current assets	23.3	(22.9)	46.2
Accounts payable	51.2	74.2	(23.0)
Cigarette and tobacco taxes payable	(53.6)	(61.3)	7.7
Claims, accrued and other long-term liabilities	32.7	27.1	5.6
Net cash used in changes in working capital	$(136.8)	$(233.9)	$97.1
Cash Flows from Investing Activities
Our investing activities used net cash of $19.5 million for the nine months ended September 30, 2020 compared to net cash used of $20.9 million for the same period in 2019. Capitalization of software and related development costs were $2.7 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Additions to property, plant and equipment were $17.9 million and $15.3 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, proceeds from the sale of other non-current assets provided net cash of $1.1 million for the nine months ended September 30, 2020. We expect our capital expenditures for 2020 to be approximately $35 million for the year.

Cash Flows from Financing Activities
Our financing activities provided net cash of $24.3 million for the nine months ended September 30, 2020 compared to net cash provided of $131.2 million for the same period in 2019, a decrease of $106.9 million. Net borrowings of our Credit Facility during the nine months ended September 30, 2020 were $38.2 million compared to net borrowings of $168.0 million for the same period in 2019.
Our Credit Facility
We have a Credit Facility with a capacity of $750.0 million as of September 30, 2020, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in March 2022 and has an expansion feature which permits an increase of up to $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offered Rate or Canadian Dollar Offered Rate based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions):

	September 30,	December 31,
	2020	2019
Amounts borrowed, net	$363.0	$324.8
Outstanding letters of credit	19.4	16.7
Amounts available to borrow(1)	352.1	341.7
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three and nine months ended September 30, 2020 were $163.4 million and $284.2 million, respectively, with outstanding amounts borrowed at any one time ranging from $69.0 million to $499.3 million over the nine-month period. For the three and nine months ended September 30, 2019, average borrowings were $371.1 million and $295.0 million, respectively, with outstanding amounts borrowed at any one time ranging from $141.7 million to $489.0 million over the nine-month period.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, regarding off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, did not change materially during the nine months ended September 30, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the three months ended September 30, 2020.

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

Core-Mark Holding Company, Inc.
(Registrant)

November 5, 2020	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)