Form 10-K
period 2020-12-31
Core-Mark Holding Company, Inc.
filed 2021-03-01
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒    Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter: $1,104,348,744.
As of February 22, 2021, the registrant had 45,162,600 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference to the registrant’s 2021 definitive proxy statement to be filed pursuant to Regulation 14A.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

Company Overview
Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, providing sales, marketing, technology, distribution and logistics services to approximately 40,000 customer locations across the United States (“U.S.”) and Canada through 32 distribution centers (excluding two distribution facilities we operate as a third-party logistics provider). Our origins date back to 1888, when Glaser Bros., a family-owned-and-operated candy and tobacco distribution business, was founded in San Francisco, California.
Our mission is to be the most valued marketer of fresh, food and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry-leading category management solutions and leveraging our cost structure.
We operate in an industry where, in 2019, total in-store sales at convenience retail locations across both the U.S. and Canada were approximately $293.5 billion. In the U.S., total in-store sales at convenience locations in 2019 were approximately $251.9 billion, an increase of 4.0% over the prior year, based on the National Association of Convenience Stores (“NACS”) State of the Industry (“SOI”) report. Over the ten years from 2010 through the end of 2019, U.S. convenience in-store sales have increased by a compounded annual growth rate of approximately 2.8%. The most recent NACS Convenience Industry Store Count noted that the U.S. had approximately 153,000 convenience store locations as of December 31, 2019. Approximately 100,000, or 65%, of the convenience stores in the U.S. are considered independents with ten or fewer stores. In Canada, we estimate that total in-store sales at convenience locations in 2019 were approximately CAD $55.2 billion generated through approximately 25,000 stores, based on the Convenience Industry Council of Canada 2020 SOI report.
Core-Mark is one of two national distributors to the convenience store industry in the U.S. and is the largest distributor in Canada. Our established national market presence rests primarily with our ability to service customers in every geographic region within the U.S. through 27 distribution centers and to service customers in Canada through our five Canadian distribution centers. We offer a wide array of products, marketing programs and services that leverage our scale to assist our customers in growing their business. Our leading category management strategies including our Vendor Consolidation Initiative (“VCI”), Focused Marketing Initiative (“FMI”) and “Fresh” products and food service programs have a proven track record of helping our customers grow their sales and profits at an accelerated rate. We believe this gives us a strong competitive advantage in the North American convenience retail industry.
Company Highlights
In 2020, our operating results were impacted by the effects of the novel coronavirus pandemic (“COVID-19”). We experienced a significant shift in our sales mix as a result of changes in consumer buying habits related to the COVID-19 pandemic and, in response, implemented cost savings initiatives which allowed us to achieve the following significant accomplishments:
•Record net sales of $16.96 billion.
•Our net income increased 9.5% to $63.2 million.
•Adjusted EBITDA increased 6.0% to $202.2 million.
Although we are seeing signs of recovery as consumer purchase trends improve, we expect future results to continue to be impacted by the effects of the COVID-19 pandemic.
Our growth the past several years has been driven primarily by our business strategies described more fully below. We believe these strategies have positioned us to continue to grow our approximate 7% market share of North American convenience store merchandise sales, and to take advantage of growth opportunities through acquisition and with other retail store formats.

Business Strategy Overview
Our overarching strategic mission is to increase shareholder return by growing faster and more profitably than our industry, being the industry leader in category management solutions and leveraging operating costs to increase profitability. We accomplish these strategic priorities through numerous vehicles designed to differentiate Core-Mark from its competition and bring value to convenience retail formats across our North American distribution area. Some key success drivers in this pursuit are:
Fresh Products and Food Service. There is an increasing trend among consumers to purchase fresh food and food service products from convenience and other retail store formats. To meet this demand, we have modified and upgraded our refrigerated capacity, including investing in chill docks, and tri-temperature (“tri-temp”) trailers, which provide the infrastructure to deliver a significant range of chilled items including milk, produce, fresh and food service items to retail outlets. We have established partnerships with leading national commissaries, strategically-located dairies, fresh kitchens, food service providers and bakeries to further enable us to deliver premium consumer items such as fresh pizza, fried chicken, fresh made sandwiches, wraps, cut-fruit, parfaits, pastries, doughnuts, bread and home meal replacement solutions. We continue to promote our fresh products through the development of unique and comprehensive marketing and equipment programs that assist retailers in showcasing their fresh product offerings. We believe our investments in infrastructure, combined with our strategically located suppliers and in-house expertise, positions us as a leader in providing fresh food and food service products and programs to the convenience retail industry. Fresh items are increasingly driving consumer decisions and will continue to be an important category.
Vendor Consolidation Initiative. We expect our VCI program will allow us to continue to grow our sales by capitalizing on the highly fragmented supply chain that services the convenience retail industry. A convenience retailer generally receives store merchandise through a large number of direct-store deliveries. This represents a highly inefficient and costly process for retailers. Our VCI program targets inefficiencies in the convenience store supply chain by offering the retailer the ability to receive multiple weekly deliveries for their products, including dairy and other merchandise they previously purchased from multiple direct-store delivery companies. This simplifies the customer supply chain and provides retailers with an opportunity to improve inventory turns and working capital, reduce operational and transaction costs, and greatly diminish their out-of-stocks.
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
Center of Excellence (“COE”). During the first quarter of 2020, we opened the COE at our Westlake, Texas campus. The COE is a dynamic collaboration space for leaders in the convenience retail channel designed to inspire, educate and challenge visitors to think big in growing their sales and profits. Within the 14,000 sq. ft. space, we have created an environment that combines forward-looking consumer trends with real time data, which will allow us to align with our customers and define the future of convenience. The COE is physically designed with five unique hubs – Insights and Data Center, Collaboration Hub, Store Innovation, Culinary Test Kitchen and People Training Facility – to deliver an immersive experience for convenience retailers and strategic vendors.
Technology & Digital Solutions. We are committed to providing tangible value to our retail partners, and in doing so will create a level of differentiation from our competition. We have recently formed exclusive strategic partnerships that will bring operational and business-to-consumer technology solutions to our retailers, that will help them grow their sales, increase market share, meet consumer expectations and more effectively manage their business. These solutions include a two-tiered loyalty platform, enabling retailers to better connect and engage with their consumers to drive behavior in a meaningful way. Additionally, we offer scan data aggregation software and back-office solutions that will help retailers better manage their business and also capitalize on consumer packaged goods strategies for their benefit. And lastly, we can provide a frictionless checkout and payment solution, designed to enhance the experience of the consumers, while, over time, reducing demands on labor. As technologies advance, we are committed to providing relevant and compelling solutions, in our pursuit to be the leader in category management.
Acquisitions and Expansion. We believe there remains a significant opportunity to increase our market presence and revenue growth through strategic and opportunistic acquisitions and the continued expansion of our facility infrastructure. We completed five acquisitions and added four primary distribution centers between 2011 and 2020, which expanded our distribution network, product selection and customer base. We will continue to be opportunistic in pursuing acquisitions that allow further leveraging of our geographic footprint and bring Fresh Products, Food Service and our other category management solutions to a broader customer base.
Business Transformation. As a contributor to cost leverage, we have embarked on a multiyear transformation and efficiency process. Starting with the implementation of SAP in 2016, we sought to bring a technology solution that would help build a more efficient infrastructure for our finance organization. Leveraging this tool, we have consolidated numerous transactional activities such as accounts payable and payment processing along with enhancing value in our overall accounting function. In addition to our finance transformation, we have completed a significant sales transformation focused on driving growth and compensation alignment. From the operations and transportation front, we continue to add technologies, such as Omni-Trac One, pick-to-voice, and robotic tote sortation and stacking, and continue to look for other leverage and efficiency opportunities to provide further cost leverage.
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
Distribution Capabilities. The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large national distributors such as Core-Mark benefit from several competitive advantages including: increased purchasing power, the ability to service large national chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity-enhancing technologies. Our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, availability of multi-time per week delivery through the elimination of unnecessary vendors and speed of delivery, and optimizing inventory management.
Customers
We service approximately 40,000 customer locations in all 50 states in the U.S., five Canadian provinces and two Canadian territories. Our traditional convenience store customers include many of the national and super-regional convenience store operators, as well as independently owned convenience stores. Our alternative outlet customers comprise a variety of store formats, including grocery stores, drug stores, mass merchants, liquor stores, cigarette and tobacco shops, hotel gift shops, military exchanges, college and corporate campuses, casinos, airport concessions and other specialty and small format stores that carry convenience products.
Our top ten customers accounted for approximately 41% of our net sales in 2020 including Murphy U.S.A., our largest customer, which accounted for 13.9% of our total net sales.
Products
We purchase a variety of brand name and private label products, representing approximately 61,000 stock keeping units (“SKUs”), from suppliers and manufacturers. Cigarette products represent less than 4% of our total SKUs purchased. We offer customers a variety of food/non-food products, including, candy, snacks, groceries, food, fresh products, dairy, bread, beverages, other tobacco products, alternative nicotine products, general merchandise, and health and beauty care products.

Below is a comparison of our net sales mix by primary product category for the last three years (in millions, except percentages):

	Year Ended December 31,
	2020		2019		2018
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Cigarettes	$11,310.5	66.7%	$10,892.7	65.3%	$10,974.5	66.9%
Food	1,575.8	9.3	1,746.4	10.5	1,659.0	10.1
Fresh	509.3	3.0	502.8	3.0	474.2	2.9
Candy	1,004.0	5.9	1,039.0	6.2	992.0	6.1
Other tobacco products (“OTP”)	1,558.6	9.2	1,438.9	8.6	1,387.2	8.5
Health, beauty & general	801.3	4.7	847.2	5.1	711.5	4.3
Beverages	197.2	1.2	202.1	1.2	191.0	1.2
Equipment/other	1.2	—	1.4	—	5.9	—
Total food/non-food products	5,647.4	33.3%	5,777.8	34.7%	5,420.8	33.1%
Total net sales	$16,957.9	100.0%	$16,670.5	100.0%	$16,395.3	100.0%
Cigarette Products. We purchase cigarette products from major U.S. and Canadian manufacturers. We have no long-term cigarette purchase agreements and buy substantially all of our products on an as-needed basis. Cigarette manufacturers historically offer structured incentive programs to wholesalers based on maintaining market share and executing promotional programs. Net sales of the cigarettes category increased 3.8% in 2020 to $11,310.5 million, accounting for approximately 66.7% of our total net sales and 25.2% of our total gross profit. We control major purchases of cigarettes centrally to optimize inventory levels and purchasing opportunities.
In 2020, our cigarette carton sales in the U.S. and Canada increased 0.2% and 0.7%, respectively. The increase in carton sales in the U.S. was driven primarily by an increase in sales to existing customers, partially offset by a net decrease in the number of stores serviced during the year. Cigarette carton sales to existing customers during 2020 outperformed the historical industry rate of decline arising primarily from changes in consumer buying behavior as a result of the novel coronavirus (“COVID-19”) pandemic.
In the industry overall, U.S. and Canadian cigarette consumption has steadily declined over the last decade. Based on data compiled from the U.S. Department of Agriculture - Economic Research Service and provided by the Tobacco Merchants Association (“TMA”), total cigarette consumption in the U.S. declined from 309 billion cigarettes in 2010 to 229 billion cigarettes in 2019, or a compounded annual decline of approximately 3.0%. Total cigarette consumption declined in Canada from 32 billion cigarettes in 2010 to 25 billion cigarettes in 2019, or a compounded annual decline of approximately 2.4% based on statistics provided by the TMA. Although it is difficult to predict future cigarette consumption trends given the current COVID-19 pandemic environment, longer term we expect overall cigarette consumption to return to historical levels of decline. We expect cigarette manufacturers will continue to raise prices for the foreseeable future as carton sales decline in order to maintain or enhance their overall profitability.
Excise taxes are levied on cigarettes and other tobacco products by the U.S. and Canadian federal governments and are also imposed by various states, localities and provinces. We collect state, local, and provincial excise taxes from our customers and remit these amounts to the appropriate authorities based on the credit terms, if applicable, extended by each jurisdiction. Net sales and cost of sales includes amounts related to state, local and provincial excise taxes which were $3.3 billion, $3.3 billion and $3.5 billion for 2020, 2019 and 2018, respectively.
Food/Non-food Products. Our food products include food, candy, snacks, groceries, beverages and fresh products such as sandwiches, juices, salads, produce, dairy and bread. Our non-food products include cigars, tobacco, alternative nicotine products, health and beauty care products, general merchandise and equipment. In 2020, we experienced a significant shift in our sales mix as a result of changes in consumer buying habits related to the COVID-19 pandemic. Net sales of the combined food/non-food product categories declined 2.3% in 2020 to $5,647.4 million, which was 33.3% of our total net sales. While the changes in consumer buying habits impacted most of our food/non-food products, the largest sales declines were in the food, HB&G and candy categories, partially offset by growth in OTP sales. In addition to the impact of the COVID-19 pandemic on consumer buying habits, our HB&G category was also impacted by a decline in sales of alternative nicotine products due to the enactment of regulations governing the sale of flavored products. Combined sales of our Food and Fresh categories decreased $164.1 million, or 7.3%, to $2,085.1 million and the HB&G category decreased $45.9 million or 5.4% in 2020. Total sales of OTP increased $119.7 million, or 8.3%.

Our strategy is to continue to grow sales of food/non-food products through our category management solutions including Fresh and Food Service, VCI and FMI. In order to take advantage of the significantly higher margins earned by food/non-food products, two of our key business strategies, Fresh and VCI, focus primarily on the highest margin categories in the food/non-food group. Gross profit for food/non-food categories declined $47.1 million, or 6.6%, to $664.7 million in 2020, which was 74.8% of our total gross profit. The decline in food/non-food gross profit in 2020 was driven primarily by the impact of the COVID-19 pandemic and the shift in sales mix away from higher margin product categories such as food and HB&G.

Suppliers
We purchase products for resale from approximately 2,400 active trade suppliers and manufacturers located across the U.S. and Canada. In 2020, we purchased approximately 81% of our products from our top 20 suppliers, with our top two suppliers, Altria Group, Inc. (the parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, accounting for approximately 33% and 25% of our purchases, respectively. We coordinate our purchasing from suppliers by negotiating, on a company-wide basis, special arrangements to obtain volume discounts and additional incentives, while also taking advantage of promotional and marketing incentives offered to us as a wholesale distributor. In addition, buyers in each of our distribution facilities purchase products directly from manufacturers, improving product mix and availability for individual markets.
Operations
As of December 31, 2020, we operated a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider). Twenty-seven of our distribution centers are located in the U.S. and five are located in Canada.
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
Distribution
As of December 31, 2020, we employed approximately 2,100 personnel in our transportation department, including delivery drivers, shuttle drivers, routers, training supervisors and managers, all of whom focus on achieving safe, on-time deliveries. Our daily orders are picked and loaded nightly in route sequence, with the majority reaching their destination within 24 hours. At December 31, 2020, our distribution fleet consisted of approximately 1,600 leased tractors and trailers and approximately 1,100 additional owned tractors and trailers. Our “tri-temp” trailer fleet gives us the capability to deliver frozen, chilled and non-refrigerated goods in one delivery and provides us the multiple temperature zone capability needed to support our focus on delivering fresh products to our customers. Substantially all of our trailers were “tri-temp” as of December 31, 2020.
A portion of our fleet runs on Compressed Natural Gas (“CNG”), which allows us to reduce our carbon footprint and lower our transportation costs. We utilize seven CNG stations, two of which we own (located in Wilkes-Barre, Pennsylvania and Corona, California). The other five are owned and operated by U.S. Oil (a division of U.S. Venture, Inc.) under the name GAIN Clean Fuel (“GAIN”) and are located in Aurora, Colorado; Forrest City, Arkansas; Sanford, North Carolina; Atlanta, Georgia; and Tampa, Florida. In addition to providing fuel to our fleet, the GAIN stations are also open to other public fleets for fueling.
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
We face competition from the diversion into certain U.S. and Canadian markets of cigarettes intended for sale outside of these markets, including the sale of cigarettes in non-taxable jurisdictions, inter-state/provincial and international smuggling of cigarettes, the sale of counterfeit cigarettes by third parties, the sale of cigarettes by third parties over the internet and by other means designed to avoid collection of applicable taxes. The competitive environment also continues to face a continued influx of generic products, tobacco, and nicotine alternatives that challenge sales of higher priced cigarettes.
Working Capital Practices
We sell products on credit terms to our customers that averaged, as measured by days sales outstanding, about nine days for each of 2020, 2019 and 2018. Credit terms may impact pricing and are competitive within our industry. Many of our customers remit payment electronically, which facilitates efficient and timely monitoring of payment risk. Canadian days sales outstanding in receivables tend to be lower as Canadian industry practice is for shorter credit terms than in the U.S.
We maintain our inventory of products based on the level of sales of the particular product and manufacturer replenishment cycles. The number of days a particular item of inventory remains in our distribution centers varies by product and is principally driven by the turnover of that product and economic order quantities. We typically order and carry in inventory additional amounts of certain critical products to assure high order fulfillment levels for these items. Periodically, we may carry higher levels of inventory to take advantage of anticipated manufacturer price increases. The number of days of cost of sales in inventory averaged about 18 days, 17 days and 14 days, in 2020, 2019 and 2018, respectively. The cigarette category averaged 14 days, 12 days and 7 days, in 2020, 2019 and 2018, respectively. The food/non-food categories averaged 27 days, 27 days and 25 days in 2020, 2019 and 2018, respectively.
We obtain terms from our vendors and certain taxing jurisdictions based on industry practices, consistent with our credit standing. We take advantage of the full complement of term offerings, which may include enhanced cash discounts for earlier payment or prepayment. Terms for our accounts payable and cigarette and tobacco taxes payable range anywhere from three days prepaid to 120 days credit. Days payable outstanding for both categories, excluding the impact of prepayments, averaged 10 days, 10 days and 11 days, in 2020, 2019 and 2018, respectively.
Employees and Human Capital Resources
The following chart provides a breakdown of our employees by function and geographic region (including employees at our third-party logistics facilities) as of December 31, 2020:
TOTAL EMPLOYEES BY BUSINESS FUNCTION

	U.S.	Canada	Total
Sales and marketing	1,020	70	1,090
Warehousing and distribution	4,987	467	5,454
Management, administration, finance and purchasing	837	153	990
Total for all categories	6,844	690	7,534
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
We consider our employees to be the foundation for our growth and are critical to our continued success. As such, we believe that the future of Core-Mark depends in large part on our ability to attract, train, retain, and motivate qualified personnel. Helping our Core-Mark family grow and develop to reach their full potential is an integral part of our core values. We are also committed to cultivating and fostering a culture of diversity and inclusion and appreciate that the Company’s ultimate success is linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.
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
Seasonality
We typically generate higher net sales and gross profits during the warm weather months (April through September) than other times of the year. This occurs because the convenience store industry benefits from miles traveled and outdoor activity which accelerates during the summer months.

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
Risks Related to Our Business and Industry
The novel coronavirus (or “COVID-19”) pandemic and the responsive actions taken by governments and others to mitigate its spread have significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.
The COVID-19 pandemic and the responsive actions taken by governments and others, including mandatory and voluntary closures, shelter-in-place orders and social distancing protocols, began to adversely impact our operations late in the first quarter of 2020 and are likely to continue to affect our business for an indeterminate amount of time. These actions could materially adversely affect our ability to adequately staff and maintain our operations, cause disruptions in the supply chain and impact our ability to maintain adequate inventory and liquidity. While we and the vast majority of our customers have been permitted to continue to operate as essential businesses, the unprecedented impact of the COVID-19 pandemic, including an increase in the level of shelter-in-place orders by states, provinces, cities and counties, has resulted in a significant downturn in miles driven, causing a substantial decline in convenience retail store visits across North America. In addition to adversely affecting our revenues, the decrease in convenience retail store visits could also negatively impact our customers’ ability to pay for our goods and services or cause some customers’ businesses to fail. The COVID-19 pandemic has produced significant shifts in the mix of our business with a larger decline in food/non-food sales relative to cigarette sales, which we anticipate will result in lower gross margins until the impacts of the COVID-19 pandemic dissipate. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.
A significant portion of our sales volume is dependent upon the distribution of cigarettes, sales of which are generally declining.
The distribution of cigarettes is currently a significant portion of our business. In 2020, approximately 66.7% of our net sales (including excise taxes) and 25.2% of our gross profit were generated from the distribution of cigarettes. Due to increases in the prices of cigarettes, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups, the rise in popularity of tobacco alternatives, including electronic cigarettes, other alternative nicotine products, and other factors, cigarette consumption in the U.S. and Canada has been declining gradually over the past few decades. In many instances, tobacco alternatives, such as electronic cigarettes, are not subject to federal, state, provincial and local excise taxes like the sale of conventional cigarettes or other tobacco products. We expect consumption trends of legal cigarette products will continue to be negatively impacted by the factors described above. In addition, rising prices may lead to a higher percentage of consumers purchasing cigarettes through illicit markets, or by other means designed to avoid payment of cigarette taxes. If we are unable to sell other products to make up for these declines in cigarette unit sales, our operating results may suffer.
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
We depend on the continued services and performance of our senior executive officers as named in our Proxy Statement and other key employees. We do not maintain key person life insurance policies on these individuals. The loss of the services of one or more of our senior executive officers or other key personnel could harm our business.
We compete with other businesses in each of our markets to attract and retain qualified employees. A shortage of qualified employees in any given market could require us to enhance our wage and benefit packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees in the affected market. Any such shortage of qualified employees could decrease our ability to effectively serve our customers and might lead to lower profits due to higher labor costs.

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
Our business continues to expand and market share growth is one of our key company initiatives. To accomplish this growth, we have focused on strategic acquisitions and securing regional and national customers as key elements of success. Any significant expansion activity comes with inherent risks. Acquisitions may entail various risks, such as identifying suitable candidates, realizing acceptable rates of return on investment, identifying potential liabilities, obtaining adequate financing, negotiating acceptable terms and conditions, and successfully integrating operations and converting systems post acquisition. Integrating a large new customer has similar risks related to realizing acceptable returns on invested working capital and negotiating acceptable pricing and service levels, while managing resources and business interruptions as we integrate the new business into our current infrastructure. We may realize higher costs, lower margins or fewer benefits than originally anticipated and may experience disruption to our base business in connection with such acquisitions and other new customer integration activities.
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
We obtain the products we distribute from third-party suppliers. At December 31, 2020, we had approximately 2,400 vendors and during 2020 we purchased approximately 81% of our products from our top 20 suppliers, with purchases from our top two suppliers, Altria Group, Inc. (parent of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company, representing approximately 33% and 25% of our purchases, respectively. We do not have any long-term contracts with our suppliers committing them to provide products to us. Our suppliers may not provide the products we distribute in the quantities we request on favorable terms, or at all. We are also subject to delays caused by interruptions in production due to conditions outside our control, such as slow-downs or strikes by employees of suppliers, inclement weather, transportation interruptions, regulatory requirements and natural disasters. Our inability to obtain adequate supplies of the products we distribute could cause us to fail to meet our contractual and other obligations to our customers and reduce the volume of our sales and profitability.
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
As of December 31, 2020, approximately 5% of our 7,534 employees were covered by collective bargaining agreements with labor organizations, under agreements that expire at various times. We cannot assure that we will be able to renew our respective collective bargaining agreements on favorable terms, that employees at other facilities will not unionize or that our labor costs will not increase. In addition, we are subject to changes in rules, regulations, and laws that could impact our ability to manage our labor force and wage successful campaigns preventing further unionization of our employees. To the extent we suffer business interruptions as a result of strikes or other work stoppages or slow-downs, or our labor costs increase and we are not able to recover such increases through increased prices charged to customers or offsets by productivity gains, our results of operations could be materially adversely affected.
Employee health benefit costs represent a significant expense to us and may negatively affect our profitability.
With approximately 5,400 employees and their families participating in our health plans, our expenses relating to employee health benefits are substantial. In past years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Increased participation in our health plans, continued increasing health care costs, as well as changes in laws, regulations and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In addition, the Patient Protection and Affordable Care Act (“ACA”) may continue to increase our employee healthcare-related costs. We have migrated a significant number of employees to our high deductible plan, resulting in a reduction in our claims exposure and offsetting other costs related to ACA. While we have taken steps to minimize the impact of ACA, there is no guarantee our efforts will be successful.
Changes to minimum wage laws and other governmental legislation or regulations could increase our costs substantially.
As of December 31, 2020, we believe we had no employees who were paid under the minimum wage in their respective locations. Several bills have been introduced in the U.S. legislature over the past few years to increase the federal minimum wage. In addition, several states have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage rate. Any increases in federal or state minimum wages could require us to increase the wages paid to our minimum wage employees and create pressure to raise wages for other employees who already earn above-minimum wages. Further, changes to wage and hour laws and/or new legislation increasing mandatory paid leave can add costs to our business. If we are unable to pass these additional labor costs on to our customers in the form of increased prices or surcharges, our business and results of operations would be adversely affected.
If we are unable to comply with governmental regulations that affect our business or if there are substantial changes in these regulations, our business could be adversely affected.
As a distributor of food, tobacco and nicotine items, products containing cannabidiol and other consumer goods, we are subject to regulation by the FDA, Health Canada and similar regulatory authorities at the federal, state, provincial and local levels. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment, and we are therefore subject to regulation by the U.S. and Canadian Departments of Transportation. Our operations are also subject to regulation by OSHA, the U.S. Drug Enforcement Administration and a myriad of other federal, state, provincial and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. Regulations, the uncertainty and pace of regulatory change and the costs of complying with those regulations, have been increasing in recent years. If we fail to adequately comply with government regulations, we could experience increased inspections or audits, regulatory authorities could take remedial action including imposing fines, suspending or canceling our licenses, or shutting down our operations, or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations would be adversely affected.
Natural disaster damage could have a material adverse effect on our business.
Several of our warehouses in California, and one warehouse located near Vancouver, British Columbia, Canada, are in or near high hazard earthquake zones. We also have operations in areas that have been affected by natural disasters such as hurricanes, tornados, floods, and ice and snow storms. While we maintain insurance to cover us for certain potential losses, our insurance may not be sufficient in the event of a significant natural disaster, or payments under our policies may not be received timely enough to prevent adverse impacts on our business. Our customers could also be affected by similar events, which could adversely affect our sales and results of operations. While we maintain two data centers in geographically disparate locations, each of which can provide core services for the other if required, in the event of a natural disaster our insurance may not be sufficient to cover our losses, insurance payments may be delayed and our business may nevertheless be interrupted and adversely affected.
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
We generate a portion of our revenues in Canadian dollars, approximately 10% in 2020 and 9% in 2019. We also incur a significant portion of our expenses in Canadian dollars. To the extent that we are unable to match revenues received in Canadian dollars with costs paid in the same currency, exchange rate fluctuations in Canadian dollars could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from Canadian operations will be reduced because the Canadian currency will be translated into fewer U.S. dollars. Conversely, during times of a weakening U.S. dollar, our reported sales and earnings from our Canadian operations will be increased because the Canadian currency will be translated into more U.S. dollars. U.S. GAAP requires that foreign currency transaction gains or losses on short-term intercompany transactions be recorded currently as gains or losses within the consolidated statement of operations. To the extent we incur losses on such transactions, our net income will be reduced. We currently do not hedge our Canadian foreign currency cash flows.
We may not be able to borrow additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under a $750 million revolving credit facility (“Credit Facility”) as of December 31, 2020. The Credit Facility, initially dated as of October 12, 2005, as amended or otherwise modified from time to time, is between us, as Borrowers, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility expires in February 2026. While we believe our sources of liquidity are adequate, we cannot guarantee that these sources will be available or continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. As such, additional equity or debt financing sources may be necessary and we may not be able to expand our existing Credit Facility or obtain new financing on terms satisfactory to us.
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
To prepare financial statements in conformity with GAAP, management is required to exercise judgment in selecting and applying accounting methodologies and making estimates and assumptions. These methods, estimates, and assumptions are subject to uncertainties and changes, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include but are not limited to the following: allowance for credit losses, provisions for income taxes, valuation of goodwill and long-lived assets, valuation of assets and liabilities in connection with business combinations, stock-based compensation expense and accruals for estimated liabilities including litigation and self-insurance reserves.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our headquarters are located in Westlake, Texas, and consists of approximately 40,000 square feet of office space. Effective January 2021, we leased an additional 25,000 square feet of office space to expand our headquarters in Westlake. We also lease approximately 20,000 square feet for use by our information technology and tax personnel in Richmond, British Columbia, approximately 6,000 square feet for use by our information technology personnel in Plano, Texas, and approximately 6,000 square feet and 5,600 square feet of additional office space in Sacramento, California and Phoenix, Arizona, respectively. We lease approximately 5.6 million square feet and own approximately 0.6 million square feet of distribution space.

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
ITEM 3.    LEGAL PROCEEDINGS
For information with respect to our legal proceedings, see Note 9 - Commitments and Contingencies to our consolidated financial statements included in this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Stockholders
Our common stock trades on the NASDAQ Global Market under the symbol “CORE.” According to the records of our transfer agent, we had 1,291 stockholders of record as of February 22, 2021.
We paid cash dividends of $22.0 million and $20.8 million in 2020 and 2019, respectively. Our Credit Facility, as of December 31, 2020, allows for unlimited dividends, as long as we meet certain credit availability percentages and fixed charge coverage ratios. (See Note 8 - Long-term Debt to our consolidated financial statements included in this Form 10-K for additional details on the Credit Facility). We intend to continue increasing our dividends per share over time; however, the payment of any future dividends will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition and capital requirements, strategic alternatives, restrictions in financing agreements, business conditions and other factors.

PERFORMANCE COMPARISON

The graph below presents a comparison of cumulative total return to stockholders for Core-Mark’s common stock at the end of each year from 2015 through 2020, as well as the cumulative total returns of the Russell 2000 Index, the NASDAQ Non-financial Stock Index, the Standard and Poor’s (“S&P”) SmallCap 600 Index, and a peer group of companies (“Performance Peer Group”).
Cumulative total return to stockholders is measured by the change in the share price for the period, plus any dividends, divided by the share price at the beginning of the measurement period. Core-Mark’s cumulative stockholder return is based on an investment of $100 on December 31, 2015, and is compared to the total return of the Russell 2000 Index, the NASDAQ Non-financial Index, the S&P SmallCap 600 Index, and the weighted-average performance of the Performance Peer Group over the same period with a like amount invested, including the assumption that any dividends have been reinvested. We regularly compare our performance to the Russell 2000 Index since it includes primarily companies with relatively small market capitalization similar to us.
The companies composing the Performance Peer Group are: United Natural Foods, Inc. (“UNFI”), Performance Food Group Co. (“PFGC”), AMCON Distributing Co. (“DIT”), and SpartanNash Co. (“SPTN”).

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CORE-MARK, THE RUSSELL 2000, NASDAQ NON-FINANCIAL STOCK, S&P SMALLCAP 600 INDEXES AND THE PERFORMANCE PEER GROUP

	Investment Value at December 31,
	2015	2016	2017	2018	2019	2020
CORE	$100.00	$106.01	$78.67	$58.89	$69.81	$76.71
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
NASDAQ Non-financial Index	100.00	107.65	141.25	137.64	189.30	280.07
S&P SmallCap 600	100.00	126.56	143.30	131.15	161.03	179.20
Performance Peer Group	100.00	123.90	133.99	88.31	123.28	126.34
Issuer Purchases of Equity Securities
On February 24, 2020, our Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing our prior stock repurchase program (the “Prior Program”). At the time of approval, we had funds totaling $0.4 million remaining under the Prior Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

In 2020, all stock repurchases were made under the 2020 Program, and we repurchased 407,971 shares of common stock for a total cost of $10.4 million, or an average price of $25.62 per share. As of December 31, 2020, $49.6 million remained available for future share repurchases under the 2020 Program. In 2019, under the Prior Program, we repurchased 767,681 shares of common stock for a total cost of $22.0 million, or an average price of $28.66 per share.
The following table provides the repurchases of shares of common stock during the three months ended December 31, 2020 (in millions, except share and per share data):

Calendar month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	172,627	$28.96	$5.0	$49.6
November 1, 2020 to November 30, 2020	—	—	—	49.6
December 1, 2020 to December 31, 2020	—	—	—	49.6
Total repurchases for the three months ended December 31, 2020	172,627	28.96	$5.0	49.6
_____________________________________________
(1)    Includes related transaction fees.

ITEM 6.    SELECTED FINANCIAL DATA
Basis of Presentation
The selected consolidated financial data for the five years from 2016 to 2020 are derived from our audited consolidated financial statements included in our Annual Reports on Form 10-K. The following financial data should be read in conjunction with the consolidated financial statements and notes thereto and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In millions except per share amounts)	2020	2019	2018	2017(1)	2016(2)
Statement of Operations Data:
Net sales	$16,957.9	$16,670.5	$16,395.3	$15,687.6	$14,529.4
Gross profit(3)	888.3	924.2	867.5	791.7	736.9
Warehousing and distribution expenses(3)	541.7	566.2	540.6	504.1	431.2
Selling, general and administrative expenses	242.2	255.4	245.1	224.3	210.3
Amortization of intangible assets	9.7	10.0	10.0	8.5	5.3
Income from operations	94.7	92.6	71.8	54.8	90.1
Interest expense, net(4)	10.5	14.4	13.7	11.0	5.1
Foreign currency transaction losses (gains), net	0.9	0.8	(1.8)	(1.8)	(0.5)
Pension termination settlement	—	—	—	17.2	—
(Provision) benefit for income taxes(5)	(20.1)	(19.7)	(14.4)	5.1	(31.3)
Net income	63.2	57.7	45.5	33.5	54.2
Per Share Data:
Basic earnings per share	$1.40	$1.26	$0.99	$0.72	$1.17
Diluted earnings per share	$1.39	$1.25	$0.99	$0.72	$1.17
Shares Used to Compute Earnings Per Share:
Basic	45.1	45.7	46.0	46.3	46.3
Diluted	45.4	46.0	46.1	46.4	46.5
Cash Dividends Declared Per Share	$0.49	$0.45	$0.41	$0.37	$0.33
Other Financial Data:
Excise taxes(6)	$3,340.8	$3,341.3	$3,491.4	$3,462.6	$3,022.0
Cigarette inventory holding gains(7)	31.8	23.0	19.6	16.1	15.3
Other inventory holding gains(8)(9)	—	6.9	7.4	—	—
OTP tax items(10)	—	—	—	3.3	—
LIFO expense	30.7	27.6	25.2	21.5	13.2
Capital expenditures(11)	27.2	22.8	20.1	48.2	54.3
Adjusted EBITDA (non-GAAP)(12)	202.2	190.7	164.7	135.7	152.3

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,954.7	$1,898.4	$1,666.1	$1,782.5	$1,492.2
Long-term debt(13)	344.5	382.1	346.2	512.9	347.7
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
(3)    Gross profit represents the amount of profit after deducting cost of goods sold, certain surcharges and other items from net sales. Warehousing and distribution expenses are not included as a component of our cost of goods sold. Accordingly, gross profit may not be comparable to those of other entities.
(4)    Interest expense, net, is reported net of interest income.
(5)    Benefit for income taxes for 2017 included a $14.6 million net income tax benefit as a result of the impacts of the 2017 Tax Cuts and Jobs Act.
(6)    State, local and provincial excise taxes (predominantly cigarettes and tobacco) paid by us are included in net sales and cost of goods sold.
(7)    Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.
(8)    In 2019, we recognized $6.9 million in candy inventory holding gains. Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The higher gross profits are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the timing of manufacturer price increases.
(9)    We realized net cigarette tax stamp inventory holding gains of $7.4 million, offset by associated fees in 2018. Cigarette tax stamp inventory holding gains represent income related to tax stamp inventories on hand that may be realized at the time taxing jurisdictions increase their excise taxes, depending on the statutory requirements relating to the inventory on hand at the time such excise tax increases. Such tax increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The incremental gross profits resulting from such tax increases are referred to as inventory holding gains. This income is not predictable and is dependent on inventory levels and the aforementioned statutory requirements.
(10)    In 2017, we received OTP tax refunds of $3.9 million related to prior years’ taxes, offset by $0.6 million of related expenses.
(11)    Capital expenditures in 2020 include approximately $13.7 million for a new building for our Portland division. Capital expenditures in 2017 include expansion projects, including investments associated with our supply agreement with Walmart and maintenance investments. Capital expenditures in 2016 include leasehold improvements for a new building for our Las Vegas division and other building upgrades, as well as logistical equipment to accommodate new business.
(12)    The following table provides the components of Adjusted EBITDA for each year presented (in millions):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income	$63.2	$57.7	$45.5	$33.5	$54.2
Interest expense, net	10.5	14.4	13.7	11.0	5.1
Provision (benefit) for income taxes(a)	20.1	19.7	14.4	(5.1)	31.3
Depreciation and amortization	66.6	60.9	59.5	54.4	42.9
LIFO expense	30.7	27.6	25.2	21.5	13.2
Stock-based compensation expense	10.2	9.6	8.2	5.0	6.1
Foreign currency transaction losses (gains), net	0.9	0.8	(1.8)	(1.8)	(0.5)
Pension termination settlement(b)	—	—	—	17.2	—
Adjusted EBITDA (non-GAAP)	$202.2	$190.7	$164.7	$135.7	$152.3
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
(13)    Includes amounts borrowed under our Credit Facility and long-term finance lease obligations.

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the Securities and Exchange Commission on March 2, 2020.
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

Business Strategy Overview
Core-Mark’s mission is to be the most valued marketer of fresh, food and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry-leading category management solutions and leveraging our cost structure. The convenience wholesale and retail industry remains highly fragmented, supporting significant opportunities for both organic growth and growth through strategic acquisitions. Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, one of two national convenience distributors in the U.S. and the largest in Canada, and represents an estimated 7% market share of the in-store sales of convenience stores in North America.
Our growth initiatives include elevating same store sales, gaining share of North American convenience stores and being opportunistic with traditional and industry-adjacent acquisition opportunities. While serving traditional convenience retailers remains the primary driver for our business, we serve a wide variety of alternative convenience retail formats including mass merchandisers, casinos, colleges and airports. Driving growth through these alternative convenience retail formats and channels is a core component of our strategy and we see significant opportunities to drive growth organically, through acquisitions and strategic partnerships. Our focus on providing industry-leading category management solutions to our customers positions us to partner with retailers to help increase their sales and profits. We offer a wide array of marketing programs, innovative product alternatives, data aggregation and loyalty solutions to our customers in pursuit of category management excellence. Core-Mark is also actively engaged in efforts to increase the leverage of our operating cost structure through a range of initiatives, including technology investments, centralizing transactional processes and employee engagement aimed at increasing productivity.

We believe consistent execution on the aforementioned strategic priorities will position Core-Mark as the leader in convenience retail distribution and provides a strong pathway to achieve sustainable shareholder returns.
Other Business Developments
The effects of the COVID-19 pandemic had an impact on our operating results during the year ended December 31, 2020, and we expect the pandemic will continue to affect our business for some period of time. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, the unprecedented impact of the COVID-19 pandemic since the second quarter of 2020, including shelter-in-place orders by states, provinces, cities and counties resulted in a significant downturn in miles driven, resulting in a decline in convenience retail store visits across North America. Although we are seeing recovery as consumer purchase trends improve, we expect future results to continue to be impacted by the effects of the COVID-19 pandemic.

Dividends
The Board of Directors approved the following cash dividends in 2020 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount(1)(2)	Payment Date
February 24, 2020	$0.12	March 16, 2020	$5.5	March 27, 2020
May 7, 2020	$0.12	May 22, 2020	$5.4	June 19, 2020
August 6, 2020	$0.12	August 21, 2020	$5.4	September 18, 2020
November 5, 2020	$0.13	November 20, 2020	$5.7	December 18, 2020
______________________________________________
(1)    Includes cash payments on declared dividends and payments made on time-based restricted stock units (“RSUs”) and performance share awards that vested subsequent to the payment date.
(2)    Amounts have been rounded for presentation purposes and may differ from unrounded amounts.
We paid dividends of $22.0 million and $20.8 million in 2020 and 2019, respectively.
Share Repurchase Program
On February 24, 2020, our Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing our prior stock repurchase program (the “Prior Program”). At the time of approval, we had funds totaling $0.4 million remaining under the Prior Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.

In 2020, all stock repurchases were made under the 2020 Program, and we repurchased 407,971 shares of common stock for a total cost of $10.4 million, or an average price of $25.62 per share. As of December 31, 2020, $49.6 million remained available for future share repurchases under the 2020 Program. In 2019, under the Prior Program, we repurchased 767,681 shares of common stock for a total cost of $22.0 million, or an average price of $28.66 per share.

Overview of 2020 Results
During 2020, we continued to build on our sales and operational capabilities, as well as our financial foundation, to drive our long-term growth strategy. We delivered strong financial results and further enhanced our industry-leading offering of products and services despite the backdrop of the COVID-19 pandemic.
Our net sales in 2020 increased 1.7%, or $287.4 million, to $16,957.9 million compared to $16,670.5 million for 2019. The increase in net sales for the year was driven primarily by strong cigarette sales, including increases in cigarette manufacturers’ prices and growth in cigarette carton sales, partially offset by a 2.3% decrease in sales of food/non-food. Sales of cigarettes and food/non-food products for the year were impacted by changes in consumer buying habits as a result of the COVID-19 pandemic.
Gross profit in 2020 decreased $35.9 million, or 3.9%, to $888.3 million from $924.2 million in 2019, driven primarily by a shift in overall sales mix to cigarettes, which have lower margins compared with food/non-food products, and higher LIFO expense, partially offset by $1.9 million of incremental net inventory holding gains.
Gross profit margin was 5.24% of total net sales for 2020 compared to 5.54% in 2019. Remaining gross profit margin(1) decreased to 5.23% for 2020 from 5.53% in 2019. The decline in remaining gross profit margin was driven primarily by the change in the sales mix between cigarettes and food/non-food and a decline in margins within the food/non-food category resulting from a shift in sales mix and lower gross profit margins in certain categories. We expect our gross profit margin to continue to be impacted by both sales mix and lower margins in certain product categories for some period of time as a direct result of the impacts of the COVID-19 pandemic.
Operating expenses in 2020 decreased 4.6%, or $38.0 million, to $793.6 million from $831.6 million in 2019. The decrease was driven primarily by increased productivity and cost savings initiatives, implemented mainly in response to the COVID-19 pandemic. As outlined in our press release on April 14, 2020, we took steps during the second quarter to reduce operating costs to better align them with sales volume trends and to preserve liquidity. We also achieved cost savings through actions to reduce other non-essential costs including travel, meetings and events and other discretionary expenditures. Operating expenses were 4.7% of total net sales for 2020 compared to 5.0% in 2019. Operating expenses were 89.4% of remaining gross profit(1) for 2020, compared to 90.2% of remaining gross profit in 2019.
Net income in 2020 increased 9.5%, or $5.5 million, to $63.2 million from $57.7 million in 2019. Adjusted EBITDA(1) increased $11.5 million, or 6.0%, to $202.2 million in 2020 from $190.7 million in 2019.
________________________________________
(1)Remaining gross profit margin, Adjusted EBITDA and operating expenses as a percentage of remaining gross profit are non-GAAP financial measures and should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See “Non-GAAP Financial Information” for reconciliation.

Results of Operations
Comparison of 2020 and 2019 (in millions, except percentages)(1):

		2020			2019
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$287.4	$16,957.9	100.0%	—%	$16,670.5	100.0%	—%
Net sales — Cigarettes	417.8	11,310.5	66.7	61.7	10,892.7	65.3	59.7
Net sales — Food/Non-food	(130.4)	5,647.4	33.3	38.3	5,777.8	34.7	40.3
Net sales, less excise taxes (non-GAAP)(2)	287.9	13,617.1	80.3	100.0	13,329.2	80.0	100.0
Gross profit(3)(4)	(35.9)	888.3	5.2	6.5	924.2	5.5	6.9
Warehousing and distribution expenses	(24.5)	541.7	3.2	4.0	566.2	3.4	4.2
Selling, general and administrative expenses	(13.2)	242.2	1.4	1.8	255.4	1.5	1.9
Amortization of intangible assets	(0.3)	9.7	0.1	0.1	10.0	0.1	0.1
Income from operations	2.1	94.7	0.6	0.7	92.6	0.6	0.7
Interest expense, net	(3.9)	(10.5)	0.1	0.1	(14.4)	0.1	0.1
Foreign currency transaction gains (losses), net	(0.1)	(0.9)	—	—	(0.8)	—	—
Income before taxes	5.9	83.3	0.5	0.6	77.4	0.5	0.6
Provision for income taxes	0.4	(20.1)	0.1	0.1	(19.7)	0.1	0.1
Net income	5.5	63.2	0.4	0.5	57.7	0.3	0.4
Adjusted EBITDA (non-GAAP)(5)	11.5	202.2	1.2	1.5	190.7	1.1	1.4
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
(4)    Gross profit for 2020 includes LIFO expense of $30.7 million compared to $27.6 million in 2019.
(5)    See the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information.”
Net Sales. Net sales increased by $287.4 million, or 1.7%, to $16,957.9 million in 2020 from $16,670.5 million in 2019. The increase in net sales was driven primarily by strong cigarette sales, including increases in cigarette manufacturers’ prices and growth in cigarette carton sales, partially offset by a decrease in food/non-food sales to existing customers and a net decrease in the number of stores serviced during the year. Sales of both cigarettes and food/non-food products in 2020 were impacted by changes in consumer buying habits as a result of the COVID-19 pandemic.
Net Sales of Cigarettes. Net sales of cigarettes in 2020 increased by $417.8 million, or 3.8%, to $11,310.5 million from $10,892.7 million in 2019. The increase in cigarette sales was driven primarily by a 3.6% increase in the average sales price per carton due to cigarette manufacturers’ price increases and a 0.3% increase in carton sales. Cigarette carton sales increased by 0.2% and 0.7% in the U.S. and Canada, respectively, driven by a 2.3% increase in carton sales to existing customers, partially offset by a net decrease in the number of stores serviced during the year. Cigarette carton sales to existing customers in 2020 outperformed recent downward trends, due primarily to changes in consumer buying behavior as a result of the COVID-19 pandemic.
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
Net cigarette sales as a percentage of total net sales were 66.7% in 2020 compared to 65.3% in 2019. The increase in the percentage of net cigarette sales in 2020 was due primarily to changes in consumer buying behavior as a result of the COVID-19 pandemic.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in 2020 decreased $130.4 million, or 2.3%, to $5,647.4 million from $5,777.8 million in 2019.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages) (1):

	2020	2019	Increase (Decrease)
Product Category	Net Sales	Net Sales	Amounts	Percentage
Food	$1,575.8	$1,746.4	$(170.6)	(9.8)%
Fresh	509.3	502.8	6.5	1.3%
Candy	1,004.0	1,039.0	(35.0)	(3.4)%
OTP	1,558.6	1,438.9	119.7	8.3%
Health, beauty & general (“HB&G”)	801.3	847.2	(45.9)	(5.4)%
Beverages	197.2	202.1	(4.9)	(2.4)%
Equipment/other	1.2	1.4	(0.2)	N/A
Total food/non-food products	$5,647.4	$5,777.8	$(130.4)	(2.3)%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.

The decrease in food/non-food sales in 2020 was driven primarily by a decrease in sales to existing customers and a net decrease in the number of stores serviced during the year due primarily to the changes in consumer buying behavior as a result of the COVID-19 pandemic. The largest sales declines were in the food, HB&G and candy categories, partially offset by growth in OTP sales to existing customers. Our HB&G category was also impacted by a decline in sales of alternative nicotine products, which was impacted by both the changes in consumer buying behavior due to the COVID-19 pandemic and the enactment of regulations governing the sale of flavored product categories.
Total net sales of food/non-food products as a percentage of total net sales were 33.3% in 2020 compared to 34.7% in 2019.

Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues whereas vendor incentives, OTP tax refunds and changes in LIFO reserves are components of cost of goods sold. Gross profit in 2020 decreased $35.9 million, or 3.9%, to $888.3 million from $924.2 million in 2019, driven primarily by the overall shift in sales mix to cigarettes, which have lower margins than food/non-food products, and higher LIFO expense, partially offset by $1.9 million of incremental inventory holding gains.
The following table provides the components comprising the change in gross profit as a percentage of net sales for 2020 and 2019 (in millions, except percentages)(1):

		2020			2019
	Increase (Decrease) in Gross Profit	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$287.4	$16,957.9	100.0%	—%	$16,670.5	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	287.9	13,617.1	80.3	100.0	13,329.2	80.0	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$8.8	$31.8	0.19%	0.23%	$23.0	0.14%	0.17%
Other inventory holding gains(4)	(6.9)	—	—	—	6.9	0.04	0.05
LIFO expense(5)	(3.1)	(30.7)	(0.18)	(0.23)	(27.6)	(0.17)	(0.21)
Remaining gross profit (non-GAAP)(6)	(34.7)	887.2	5.23	6.52	921.9	5.53	6.92
Gross profit	$(35.9)	$888.3	5.24%	6.52%	$924.2	5.54%	6.93%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and might differ from unrounded results.
(2)    See the reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”
(3)    In 2020, $29.8 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. In 2019, $21.3 million and $1.7 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4)    In 2019, all $6.9 million of candy inventory holding gains were attributable to the U.S.
(5)    The increase of $3.1 million in LIFO expense in 2020 was due primarily to an increase in the Producer Price Index (“PPI”) for cigarettes and an increase in inventory levels (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).
(6)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information.”)

Gross profit margin decreased 30 basis points to 5.24% of total net sales during 2020 from 5.54% in 2019. The change in the sales mix between cigarettes and food/non-food contributed to approximately 47% of the gross profit margin decline. In addition, the decrease in gross profit margin for 2020 was driven primarily by an overall decline in food/non-food margins as a result of a shift in sales mix toward lower margin items, such as OTP, due primarily to changes in consumer buying habits as a result of the COVID-19 pandemic. In addition, lower margins within the HB&G category, primarily in alternative nicotine products, also contributed to the decline in overall food/non-food gross profit margin.
Distributors such as Core-Mark may, from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains. In 2020, we had $1.9 million higher inventory holding gains compared to 2019. Cigarette inventory holding gains, which were impacted by the timing and amount of cigarette manufacturers’ price increases, increased $8.8 million in 2020, offset by $6.9 million in inventory holding gains related to a candy price increase in 2019. Historically, significant price increases from candy manufacturers have only occurred every three to four years.
We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.

LIFO expense was $30.7 million in 2020 compared to $27.6 million in 2019. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense (see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements).
Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), decreased $34.7 million, or 3.8%, to $887.2 million in 2020 from $921.9 million in 2019. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 5.23% in 2020 compared to 5.53% in 2019, driven primarily by the impact of a shift in sales mix towards lower margin cigarettes, a shift in the sales mix within food/non-food towards lower margin categories and lower margins within the HB&G category, primarily in alternative nicotine products.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), increased $7.3 million, or 3.4%, to $220.9 million in 2020 from $213.6 million for the same period in 2019. The increase in cigarette remaining gross profit was driven primarily by a 3.1% increase in remaining gross profit per carton and a 0.3% increase in cigarette carton sales.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), decreased $42.0 million or 5.9% to $666.3 million, in 2020 from $708.3 million in 2019. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”), decreased to 11.80% in 2020 from 12.26% in 2019, driven primarily by a decrease in sales in certain higher margin categories including food and HB&G, an increase in sales in our lower margin OTP category, and a decline in margin rate, primarily in alternative nicotine products within the HB&G category.
In 2020, our remaining gross profit for food/non-food products was 75.1% of our total remaining gross profit compared to 76.8% for 2019.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, SG&A expenses and amortization of intangible assets. In 2020, operating expenses decreased by $38.0 million, or 4.6%, to $793.6 million from $831.6 million in 2019. The decrease was driven primarily by increased productivity and cost savings initiatives implemented mainly in response to the COVID-19 pandemic. As a percentage of total net sales, operating expenses were 4.7% in 2020 compared to 5.0% in 2019. Operating expenses were 89.4% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) in 2020, compared to 90.2% of remaining gross profit in 2019. The decrease in operating expenses as a percentage of remaining gross profit was due primarily to operating expense reductions that more than offset the decline in remaining gross profit.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $24.5 million, or 4.3%, to $541.7 million in 2020 from $566.2 million in 2019. The decrease in warehousing and distribution expenses was due primarily to cost reductions, an increase in productivity and fewer deliveries. Warehousing and distribution expenses were 3.2% of total net sales in 2020 compared to 3.4% of total net sales in 2019. Warehousing and distribution expenses were 61.1% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”), in 2020, compared to 61.4% of remaining gross profit in 2019.
Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses decreased $13.2 million, or 5.2%, to $242.2 million in 2020 from $255.4 million in 2019. The reduction in SG&A expenses was due primarily to cost savings initiatives. SG&A expenses for 2019 included $2.3 million of incremental costs related to the relocation of our headquarters. SG&A expenses were 1.4% of total net sales in 2020 compared to 1.5% of total net sales in 2019. SG&A was 27.3% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”), in 2020, compared to 27.7% of remaining gross profit in 2019.
Amortization Expense.  Amortization expense decreased $0.3 million, or 3.0%, to $9.7 million in 2020 from $10.0 million in 2019.
Interest Expense, Net.  Interest expense, net decreased $3.9 million, or 27.1%, to $10.5 million in 2020 compared to $14.4 million in 2019. Interest expense, net, includes interest, amortization of loan origination costs related to borrowings and facility fees and interest on finance lease obligations. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate and lower average borrowings. Average borrowings in 2020 were $259.5 million with a weighted-average interest rate of 1.8% compared to average borrowings of $303.2 million and a weighted-average interest rate of 3.4% in 2019.

Foreign Currency Transaction Losses, Net.  We recognized a foreign currency transaction loss of $0.9 million in 2020 compared to a loss of $0.8 million in 2019. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes.  For the year ended December 31, 2020, our effective tax rate was a provision of 24.1% in 2020 compared to a provision of 25.5% in 2019.
Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), increased $11.5 million, or 6.0%, to $202.2 million in 2020 from $190.7 million for the same period in 2019. The increase in Adjusted EBITDA was driven primarily by higher operating income in 2020 attained through cost leverage and an increase in inventory holding gains.

Non-GAAP Financial Information
The financial statements in this Annual Report on Form 10-K are prepared in accordance with GAAP. Core-Mark uses certain non-GAAP financial measures including (i) Adjusted EBITDA, (ii) net sales, less excise taxes, (iii) remaining gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), (iv) remaining gross profit margin (including cigarette remaining gross profit margin and food/non-food remaining gross profit margin), (v) remaining gross profit margin less excise taxes (including cigarette remaining gross profit margin less excise taxes and food/non-food remaining gross profit margin less excise taxes), (vi) cigarette remaining gross profit per carton and (vii) operating expenses (and the components thereof) as a percentage of remaining gross profit. We believe these non-GAAP financial measures provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful period to period evaluation. We also believe these measures allow investors to view results in a manner similar to the method used by our management. Management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business. These non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These measures may be defined differently than other companies and therefore, such measures used by other companies may not be comparable to ours. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures are defined as follows:
(i) Adjusted EBITDA is a measure used by management to measure operating performance. Adjusted EBITDA is equal to net income adding back net interest expense, provision for income taxes, depreciation and amortization, LIFO expense, stock-based compensation expense, net foreign currency transaction gains or losses. See the table below for additional details on the components of Adjusted EBITDA. We believe Adjusted EBITDA is one of the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our results to other companies.
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

The following table reconciles Adjusted EBITDA to net income, as net income is the most comparable financial measure under U.S. GAAP (in millions):

	Year Ended December 31,
	2020	2019	2018
Net income	$63.2	$57.7	$45.5
Interest expense, net(1)	10.5	14.4	13.7
Provision for income taxes	20.1	19.7	14.4
Depreciation and amortization	66.6	60.9	59.5
LIFO expense	30.7	27.6	25.2
Stock-based compensation expense	10.2	9.6	8.2
Foreign currency transaction losses (gains), net	0.9	0.8	(1.8)
Adjusted EBITDA (non-GAAP)	$202.2	$190.7	$164.7
______________________________________________
(1)    Interest expense, net, is reported net of interest income.

The following tables reconcile net sales, less excise taxes to net sales and remaining gross profit to gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Year Ended December 31,
	2020	2019	2018
Net sales	$16,957.9	$16,670.5	$16,395.3
Excise taxes(2)	(3,340.8)	(3,341.3)	(3,491.4)
Net sales, less excise taxes (non-GAAP)	$13,617.1	$13,329.2	$12,903.9

Gross profit(3)(4)	$888.3	$924.2	$867.5
Cigarette inventory holding gains	(31.8)	(23.0)	(19.6)
Other inventory holding gains(5)	—	(6.9)	(7.4)
LIFO expense	30.7	27.6	25.2
Remaining gross profit (non-GAAP)	$887.2	$921.9	$865.7

Gross profit %	5.24%	5.54%	5.29%
Gross profit % less excise taxes (non-GAAP)	6.52%	6.93%	6.72%
Remaining gross profit % (non-GAAP)	5.23%	5.53%	5.28%
Remaining gross profit % less excise taxes (non-GAAP)	6.52%	6.92%	6.71%

	Year Ended December 31,
Cigarettes:	2020	2019	2018
Net sales	$11,310.5	$10,892.7	$10,974.5
Excise taxes(2)	(2,909.0)	(2,929.6)	(3,082.4)
Net sales, less excise taxes (non-GAAP)	$8,401.5	$7,963.1	$7,892.1

Gross profit(3)	$223.6	$212.4	$225.6
Cigarette inventory holding gains	(31.8)	(23.0)	(19.6)
Other inventory holding gains(5)	—	—	(7.4)
LIFO expense	29.1	24.2	22.1
Remaining gross profit (non-GAAP)	$220.9	$213.6	$220.7

Gross profit %	1.98%	1.95%	2.06%
Gross profit % less excise taxes (non-GAAP)	2.66%	2.67%	2.86%
Remaining gross profit % (non-GAAP)	1.95%	1.96%	2.01%
Remaining gross profit % less excise taxes (non-GAAP)	2.63%	2.68%	2.80%

	Year Ended December 31,
Food/Non-food:	2020	2019	2018
Net sales	$5,647.4	$5,777.8	$5,420.8
Excise taxes(2)	(431.8)	(411.7)	(409.0)
Net sales, less excise taxes (non-GAAP)	$5,215.6	$5,366.1	$5,011.8

Gross profit(4)	$664.7	$711.8	$641.9
Other inventory holding gains(5)	—	(6.9)	—
LIFO expense	1.6	3.4	3.1
Remaining gross profit (non-GAAP)	$666.3	$708.3	$645.0

Gross profit %	11.77%	12.32%	11.84%
Gross profit % less excise taxes (non-GAAP)	12.74%	13.26%	12.81%
Remaining gross profit % (non-GAAP)	11.80%	12.26%	11.90%
Remaining gross profit % less excise taxes (non-GAAP)	12.78%	13.20%	12.87%
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
(3)    Cigarette gross profit includes (i) cigarette inventory holding gains related to manufacturers’ price increases, (ii) increases in state, local and provincial excise taxes and (iii) LIFO effects. Cigarette inventory holding gains for the years 2020, 2019 and 2018 were $31.8 million, $23.0 million and $19.6 million, respectively. For 2018, we recognized cigarette tax stamp inventory holding gains, in the U.S. of $7.4 million.
(4)    Food/non-food gross profit includes (i) inventory holding gains related to manufacturers’ price increases, (ii) increases in state, local and provincial excise taxes, and (iii) LIFO effects.
(5)    In 2019, we recognized $6.9 million of candy inventory holding gains attributable to the U.S. In 2018, other inventory holding gains consisted of $7.4 million cigarette tax stamp inventory holding gains attributable to the U.S.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Year Ended
	December 31,
	2020	2019	2018
Gross profit	$888.3	$924.2	$867.5
Cigarette inventory holding gains(2)	(31.8)	(23.0)	(19.6)
Other inventory holding gains(3)	—	(6.9)	(7.4)
LIFO expense	30.7	27.6	25.2
Remaining gross profit (non-GAAP)	$887.2	$921.9	$865.7

Warehousing and distribution expenses	$541.7	$566.2	$540.6
Selling, general and administrative expenses	242.2	255.4	245.1
Amortization of intangible assets	9.7	10.0	10.0
Total operating expenses	$793.6	$831.6	$795.7

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	61.1%	61.4%	62.4%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	27.3%	27.7%	28.3%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.1%	1.1%	1.2%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	89.4%	90.2%	91.9%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the year ended December 31, 2020, $29.8 million and $2.0 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the year ended December 31, 2019, $21.3 million and $1.7 million of the cigarette holding gains were attributable to the U.S. and Canada, respectively. For the year ended December 31, 2018, $17.3 million and $2.3 million of the cigarette holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the year ended December 31, 2019, $6.9 million of the other inventory holding gains consisted of candy inventory holding gains attributable to the U.S. For the year ended December 31, 2018, $7.4 million of the other inventory holding gains consisted of cigarette tax stamp inventory holding gains attributable to the U.S.

Liquidity and Capital Resources
Our cash and cash equivalents were $22.8 million and $14.1 million as of December 31, 2020 and 2019, respectively.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the year ended December 31, 2020, our cash flows provided by operating activities were $147.8 million. Subject to borrowing base limitations, we had $402.4 million of borrowing capacity available under our Credit Facility, excluding the expansion feature of $200.0 million, as of December 31, 2020.
We are potentially exposed to increased credit risk as a result of the COVID-19 crisis. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, our customers include smaller independent convenience retailers that may face liquidity constraints as a result of reduced store traffic. Our customers also include non-convenience store formats including hotel gift shops, casinos, tobacco shops, schools, airport concessions and other specialty and small format stores that carry convenience products. Some of these customers may have temporarily ceased, or significantly reduced, operations due to government-imposed restrictions, while others have seen a material decline in store traffic.
We have taken actions to help preserve liquidity, including reducing operating costs to better align with the current sales volume trends and closely managing our accounts receivable and capital expenditures.
Given our financial strength coming into the pandemic and ample availability of capital, we expect to be able to maintain adequate liquidity through the current environment, subject to the severity and duration of the COVID-19 pandemic.
Cash Flows from Operating Activities
Our cash flows from operating activities provided net cash of $147.8 million for the year ended December 31, 2020 compared to net cash provided of $89.7 million for the same period in 2019, an increase of $58.1 million. The increase was primarily attributable to changes in working capital, which was a cash use of $16.2 million or $54.0 million lower than the comparative period, and an increase in Adjusted EBITDA (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”).
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Year Ended December 31,
	2020	2019	Change
Accounts receivable, net	$33.1	$(5.2)	$38.3
Other receivables, net	(9.0)	(6.2)	(2.8)
Inventories, net	(119.8)	(5.0)	(114.8)
Deposits, prepayments and other non-current assets	20.2	(42.9)	63.1
Accounts payable	(1.2)	(8.6)	7.4
Cigarette and tobacco taxes payable	21.5	(20.0)	41.5
Pension, claims, accrued and other long-term liabilities	39.0	17.7	21.3
Net cash (used in) provided by changes in operating assets and liabilities	$(16.2)	$(70.2)	$54.0

Working capital contributions used cash of $16.2 million for 2020, compared to cash used of $70.2 million for 2019. These contributions for the comparative periods were impacted by, among other items, an increase of inventory levels and cigarette and tobacco taxes payable, partially offset by a decrease of deposits, prepayments and other non-current assets due primarily to the timing of prepayments to cigarette vendors.
Cash Flows from Investing Activities
Our investing activities used net cash of $29.6 million for the year ended December 31, 2020 compared to $31.0 million for the same period in 2019, a decrease in cash use of $1.4 million. Capitalization of software and related development costs were $3.5 million for 2020 compared to $6.0 million for 2019. Additions to property and equipment were $27.2 million for 2020 compared to $22.8 million for the same period in 2019, an increase in cash use of $4.4 million. We expect capital expenditures for 2021 to be approximately $45 million, which will be utilized primarily for maintenance and technology initiatives, as well as upgrades to certain distribution facilities and the relocation of one distribution facility.

Cash Flows from Financing Activities
Our financing activities used net cash of $107.9 million for the year ended December 31, 2020 compared to $71.2 million of net cash used for the same period in 2019, a change of $36.7 million. Net repayments under our Credit Facility during the year ended December 31, 2020, were $66.8 million compared to net borrowings of $4.8 million in 2019. Book overdrafts increased $7.2 million, caused by the level of cash on hand in relation to the timing of accounts payable and vendor prepayments. During the year ended December 31, 2020, we repurchased $10.4 million of our common stock under the 2020 Program, compared to repurchases of $22.0 million in 2019 under the Prior Program.
Our Credit Facility
We have a Credit Facility with a borrowing capacity of $750 million as of December 31, 2020, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in February 2026 and has an expansion feature which permits an increase up to an additional $200 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of our present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to the London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate based loans prepaid prior to the end of an interest period). The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the Credit Facility allows for unlimited stock repurchases and dividends as long as we meet certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2020, we were in compliance with all of the covenants under the Credit Facility. See Note 18 - Subsequent Events for changes to our Credit Facility.
Amounts related to the Credit Facility are as follows (in millions):

	December 31,
	2020	2019
Amounts borrowed, net	$258.0	$324.8
Outstanding letters of credit	19.5	16.7
Amounts available to borrow(1)	402.4	341.7
Average borrowings for the year(2)	259.5	303.2
Range of borrowings for the year	69.0 - 499.3	141.7 - 508.0
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
(2)    See Liquidity and Capital Resources for additional details on the decrease in average borrowings.

Contractual Obligations and Commitments
Contractual Obligations. The following table presents information regarding our contractual obligations that existed as of December 31, 2020 (in millions):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility(1)	$258.0	$—	$258.0	$—	$—
Purchase obligations(2)	18.2	6.9	10.0	1.3	—
Letters of credit	19.5	19.5	—	—	—
Operating leases(3)	256.9	41.8	70.4	52.9	91.8
Finance leases(4)	116.6	19.0	36.4	32.3	28.9
Total contractual obligations(5)	$669.2	$87.2	$374.8	$86.5	$120.7
______________________________________________
(1)    Represents amounts borrowed under our Credit Facility and does not include interest costs associated with the Credit Facility due to the variation of outstanding debt at Prime-based or LIBOR-based interest rates. See Our Credit Facility above.
(2)    Our purchase obligations at December 31, 2020 were related primarily to purchases of compressed natural gas for our trucking fleet, delivery and warehouse equipment, computer software and services, and leasehold improvements (see Note 9 - Commitments and Contingencies to our consolidated financial statements).
(3)    The majority of our sales offices, warehouse facilities and trucks are subject to lease agreements which expire at various dates through 2037, excluding renewal options. We are generally required to incur maintenance, insurance and property tax expenses in connection with our lease agreements. In most instances, we expect the leases that expire will be renewed or replaced in the normal course of our business.

(4)    Represents net future minimum lease payments for warehouse facilities and other office, vehicle and warehouse equipment. Current maturities of finance leases are included in accrued liabilities and non-current maturities are included in long-term debt. Interest costs associated with the finance leases are included in the table above.
(5)    We have not included in the table above gross claims liabilities of $60.7 million, which includes workers’ compensation, health and welfare, and general and auto liabilities because they do not have a definite payout by year. See Critical Accounting Policies and Estimates - Claims Liabilities and Insurance Recoverables. See also Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.
Off-Balance Sheet Arrangements
Letters of Credit. As of December 31, 2020, our standby letters of credit issued under our Credit Facility were $19.5 million and related primarily to casualty insurance. The majority of the standby letters of credit mature in one year. However, in the ordinary course of our business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The liabilities underlying the letters of credit are reflected on our consolidated balance sheets.
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
We consider the allowance for credit losses, claims liabilities and insurance recoverables and valuation of long-lived assets and goodwill to be those estimates which involve a higher degree of judgment and complexity. We believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of December 31, 2020.
Allowance for Credit Losses
We maintain an allowance for credit losses we estimate will arise from our trade customers’ inability to make required payments. We evaluate the collectability of accounts receivable and determine the appropriate allowance for credit losses based on historical experience, economic conditions and a review of specific customer accounts. In determining the adequacy of allowances for customer receivables, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables, general economic conditions and other factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures or deterioration in general economic conditions), our estimates of the recoverability of amounts due us could be reduced by a material amount.
The allowance for credit losses at December 31, 2020 and 2019 amounted to 4.3% and 3.5%, respectively, of gross trade accounts receivable.
Credit loss expense associated with our trade customer receivables was $7.6 million and $7.1 million in 2020 and 2019, respectively. As a percentage of net sales, our credit loss expense was less than 0.1% for each of 2020 and 2019.
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
Our claim liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts because there is no right of offset. The following is a summary of our net reserves (in millions):

	December 31, 2020			December 31, 2019
	Current	Long-Term	Total	Current	Long-Term	Total
Gross claims liabilities:
Workers’ compensation	$9.7	$28.8	$38.5	$8.5	$26.6	$35.1
Auto and general insurance	7.6	9.4	17.0	6.8	9.5	16.3
Health and welfare	5.2	—	5.2	5.1	—	5.1
Total gross claims liabilities	$22.5	$38.2	$60.7	$20.4	$36.1	$56.5

Insurance recoverables	$(4.1)	$(15.4)	$(19.5)	$(3.1)	$(14.4)	$(17.5)

Reserves, net:
Workers’ compensation	$8.4	$18.1	$26.5	$7.3	$16.4	$23.7
Auto and general insurance	4.8	4.7	9.5	4.9	5.3	10.2
Health and welfare	5.2	—	5.2	5.1	—	5.1
Reserves, net	$18.4	$22.8	$41.2	$17.3	$21.7	$39.0
The increase in these reserves for 2020 was due primarily to new claims in 2020 as well as growth of older claims for our workers compensation, auto and general insurance. A 10% change in our incurred but not reported estimates would increase or decrease the estimated reserves for our workers’ compensation, auto and general insurance, and health and welfare liabilities by $1.4 million, $0.5 million and $0.4 million as of December 31, 2020, respectively.
Valuation of Long-lived Assets
We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of land, buildings, delivery, warehouse and office equipment, leasehold improvements and intangible assets with definite useful lives. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Our estimates of future cash flows are based on historical experience and management’s expectations of relevant customers and markets and other operational factors. These estimates project future cash flows several years into the future and can be affected by factors such as competition, inflation and other economic conditions. We have assessed our asset groups and determined we have six asset groups.  The determination of asset groups primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. We did not record impairment losses related to long-lived assets in any of the years ended December 31, 2020 and 2019.
Valuation of Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment. We test goodwill for impairment annually as of October 1, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Our reporting units, which are the U.S. and Canada, also represent our operating segments. Whenever events or circumstances change, we assess the related qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the quantitative impairment test, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, such excess represents the amount of goodwill impairment for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We did not record any impairment charges related to goodwill during the years ended December 31, 2020 and 2019.
In connection with our annual goodwill impairment testing performed during 2020, the quantitative test indicated that the fair values of the applicable reporting units significantly exceeded their carrying values, and accordingly, no further testing of goodwill was required. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in impairment of goodwill.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant exposure to market risk comes from changes in short-term interest rates on our variable rate debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime rate or LIBOR plus an applicable margin. If interest rates increased 18 basis points (which approximates 10% of the weighted-average interest rate on our average borrowings during the year ended December 31, 2020), our results of operations and cash flows would not be materially affected.
We are exposed to foreign currency risk, primarily through our operations in Canada which conduct business in Canadian dollars. We record gains and losses within our stockholders’ equity due to the translation of our Canadian divisions’ financial statements into U.S. dollars. A 10% unfavorable change in the weighted-average Canadian/U.S. dollar exchange rate for 2020 would have reduced our net sales for 2020 by 1.0% and would not have materially impacted our operating income. Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Canada. In 2020, we realized foreign currency transaction losses of $0.9 million. A 10% unfavorable change in the Canadian/U.S. dollar noon exchange rate on December 31, 2020 would have had an immaterial impact on foreign currency transaction losses for 2020. We did not engage in hedging transactions during 2020, 2019 or 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Other Long-lived Assets – Asset Group Determination – Refer to Note 2 and Note 5 to the consolidated financial statements
Critical Audit Matter Description
An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Management estimates future cash flows based on historical experience and management’s expectations of relevant customers and markets and other operational factors, and these estimated future cash flows can be affected by factors such as competition, inflation, and other economic conditions. Management uses judgment in determining the asset groups. The determination of asset groupings primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. The Company has assessed its asset groups and determined in 2020 that it has six asset groups. Although no impairment was recognized, a significant change in asset groups could potentially result in a material impairment charge.

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
•We tested the effectiveness of the control over management’s review and determination of the asset groups.
•We evaluated the reasonableness of management’s asset group determination by assessing the basis for the identification of the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities and considering the relevant criteria specified by the accounting standards.
•We tested management’s revenue dependency analysis, including the inter-dependencies of customers serviced by multiple distribution centers and assessed the reasonableness of the Company’s asset groupings.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2021

We have served as the Company’s auditor since 2006.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22.8	$14.1
Accounts receivable, net of allowance for credit losses of $16.5 and $14.5 at December 31, 2020 and 2019, respectively (Note 3)	362.6	402.9
Other receivables, net (Note 3)	105.5	96.2
Inventories, net (Note 4)	758.5	670.9
Deposits and prepayments (Note 3)	87.8	116.0
Total current assets	1,337.2	1,300.1
Property and equipment, net (Note 5)	276.0	249.9
Operating lease right-of-use assets (Note 6)	203.6	199.8
Goodwill (Note 7)	72.8	72.8
Other intangible assets, net (Note 7)	40.7	47.2
Other non-current assets, net (Note 3)	24.4	28.6
Total assets	$1,954.7	$1,898.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$190.9	$192.2
Book overdrafts (Note 2)	31.1	23.9
Cigarette and tobacco taxes payable	302.9	280.1
Operating lease liabilities (Note 6)	32.9	39.5
Accrued liabilities (Note 3)	188.0	151.0
Total current liabilities	745.8	686.7
Long-term debt (Note 8)	344.5	382.1
Deferred income taxes (Note 10)	2.1	22.6
Long-term operating lease liabilities (Note 6)	179.7	173.4
Other long-term liabilities	12.5	5.6
Claims liabilities (Note 2)	38.2	36.1
Total liabilities	1,322.8	1,306.5
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 14):
Common stock, $0.01 par value (150,000,000 shares authorized; 52,918,347 and 52,702,551 shares issued; 44,921,547 and 45,113,722 shares outstanding at December 31, 2020 and 2019, respectively)	0.5	0.5
Additional paid-in capital	298.3	290.6
Treasury stock at cost (7,996,800 and 7,588,829 shares of common stock at December 31, 2020 and 2019, respectively)	(123.0)	(112.6)
Retained earnings	459.7	418.5
Accumulated other comprehensive loss (Note 15)	(3.6)	(5.1)
Total stockholders’ equity	631.9	591.9
Total liabilities and stockholders’ equity	$1,954.7	$1,898.4

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$16,957.9	$16,670.5	$16,395.3
Cost of goods sold	16,069.6	15,746.3	15,527.8
Gross profit	888.3	924.2	867.5
Warehousing and distribution expenses	541.7	566.2	540.6
Selling, general and administrative expenses	242.2	255.4	245.1
Amortization of intangible assets	9.7	10.0	10.0
Total operating expenses	793.6	831.6	795.7
Income from operations	94.7	92.6	71.8
Interest expense, net	(10.5)	(14.4)	(13.7)
Foreign currency transaction (losses) gains, net	(0.9)	(0.8)	1.8
Income before income taxes	83.3	77.4	59.9
Provision for income taxes (Note 10)	(20.1)	(19.7)	(14.4)
Net income	$63.2	$57.7	$45.5

Earnings per share (Note 12):
Basic	$1.40	$1.26	$0.99
Diluted	$1.39	$1.25	$0.99

Weighted-average shares outstanding (Note 12):
Basic	45.1	45.7	46.0
Diluted	45.4	46.0	46.1

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$63.2	$57.7	$45.5
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (Note 15)	(0.4)	(0.2)	(0.2)
Foreign currency translation gain (loss), net (Note 15)	1.9	2.9	(5.5)
Other comprehensive income (loss), net of tax	1.5	2.7	(5.7)
Comprehensive income	$64.7	$60.4	$39.8

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Total stockholders’ equity, beginning balances	$591.9	$567.0	$555.2

Common stock:
Beginning and ending balances	$0.5	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$290.6	$283.3	$276.8
Common stock issued, net of shares withheld for employee taxes	(2.5)	(2.3)	(1.7)
Stock-based compensation expense	10.2	9.6	8.2
Ending balances	$298.3	$290.6	$283.3

Treasury stock:
Beginning balances	$(112.6)	$(90.6)	$(75.1)
Repurchase of common stock	(10.4)	(22.0)	(15.5)
Ending balances	$(123.0)	$(112.6)	$(90.6)

Retained earnings:
Beginning balances	$418.5	$381.6	$355.1
Net income	63.2	57.7	45.5
Dividends declared	(22.0)	(20.8)	(19.0)
Ending balances	$459.7	$418.5	$381.6

Accumulated other comprehensive loss:
Beginning balances	$(5.1)	$(7.8)	$(2.1)
Other comprehensive income (loss)	1.5	2.7	(5.7)
Ending balances	$(3.6)	$(5.1)	$(7.8)

Total stockholders’ equity, ending balances	$631.9	$591.9	$567.0

Common stock shares:
Beginning share balance	52.7	52.5	52.4
Common stock issued, net of shares withheld for employee taxes	0.2	0.2	0.1
Ending share balance	52.9	52.7	52.5

Treasury stock shares:
Beginning share balance	(7.6)	(6.8)	(6.2)
Repurchase of common stock	(0.4)	(0.8)	(0.6)
Ending share balance	(8.0)	(7.6)	(6.8)

Total shares outstanding	44.9	45.1	45.7

Dividends declared per share	$0.49	$0.45	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$63.2	$57.7	$45.5
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	34.2	27.7	25.9
Amortization of debt issuance costs	0.8	0.8	0.8
Stock-based compensation expense	10.2	9.6	8.2
Credit loss expense, net	7.6	7.1	3.6
Impairment charge and other	0.6	—	—
Loss on disposals	0.4	—	0.6
Depreciation and amortization	66.6	60.9	59.5
Foreign currency transaction losses (gains)	0.9	0.8	(1.8)
Deferred income taxes	(20.5)	(4.7)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	33.1	(5.2)	29.0
Other receivables, net	(9.0)	(6.2)	4.3
Inventories, net	(119.8)	(5.0)	(34.4)
Deposits, prepayments and other non-current assets	20.2	(42.9)	23.6
Accounts payable	(1.2)	(8.6)	31.0
Cigarette and tobacco taxes payable	21.5	(20.0)	(2.3)
Claims, accrued and other long-term liabilities	39.0	17.7	17.8
Net cash provided by operating activities	147.8	89.7	211.2
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2.5)	(2.5)
Additions to property and equipment, net	(27.2)	(22.8)	(20.1)
Capitalization of software and related development costs	(3.5)	(6.0)	(2.0)
Proceeds from sale of property and equipment	—	0.3	0.2
Proceeds from sale of other non-current assets	1.1	—	—
Net cash used in investing activities	(29.6)	(31.0)	(24.4)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,817.1	1,692.6	1,769.9
Repayments under revolving credit facility	(1,883.9)	(1,687.8)	(1,938.1)
Payments of finance leases	(13.1)	(5.6)	(3.0)
Dividends paid	(22.3)	(20.7)	(18.9)
Repurchases of common stock	(10.4)	(22.0)	(15.5)
Tax withholdings related to net share settlements of restricted stock units	(2.5)	(2.2)	(1.7)
Increase (Decrease) in book overdrafts, net	7.2	(25.5)	4.1
Net cash used in financing activities	(107.9)	(71.2)	(203.2)
Effects of changes in foreign exchange rates	(1.6)	(0.7)	2.1
Change in cash, cash equivalents and restricted cash	8.7	(13.2)	(14.3)
Cash, cash equivalents and restricted cash at beginning of period	14.1	27.3	41.6
Cash, cash equivalents and restricted cash at end of period	$22.8	$14.1	$27.3
Supplemental disclosures:
Cash received (paid) during the period for:
Income taxes, net	$(29.8)	$(18.7)	$10.1
Interest paid	$(6.2)	$(12.0)	$(13.0)
Unpaid property and equipment purchases included in accrued liabilities	$—	$—	$0.1
Non-cash transactions between other non-current assets and other long-term liabilities	$—	$4.7	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Company Information and Basis of Presentation
Business
Core-Mark Holding Company, Inc. and subsidiaries (referred to herein as the “Company” or “Core-Mark”) is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. The Company offers a full range of products, marketing programs and technology solutions to customers in the United States (“U.S.”) and Canada. The Company’s customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. The Company’s product offering includes cigarettes, other tobacco products (“OTP”), alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. The Company operates a network of 32 distribution centers in the U.S. and Canada (excluding two distribution facilities it operates as a third-party logistics provider). Twenty-seven distribution centers are located in the U.S. and five are located in Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers the allowance for credit losses, claims liabilities and insurance recoverables, valuation of long-lived assets and goodwill and realizability of deferred income taxes to be those estimates which involve a higher degree of judgment and complexity. Actual results could differ from those estimates.
2.    Summary of Significant Accounting Policies
Revenue Recognition
A contract with a customer exists when a customer invoice is generated. The Company considers each item on an invoice as an individual performance obligation. The Company recognizes revenue for each performance obligation when ordered items are delivered, control is transferred, and legal right of ownership passes to the customer. The Company includes fees charged to customers for shipping and handling activities in net sales and the related costs in cost of goods sold upon transfer of control of ordered products to a customer. Revenues are reported net of customer incentives, discounts and returns, including an allowance for estimated returns. The allowance for sales returns is calculated based on the Company’s returns experience, which has historically not been significant. The Company also earns management service fee revenue from operating third-party distribution centers belonging to certain customers. These revenues represented less than 1% of the Company’s total net sales for 2020, 2019 and 2018. Service fee revenue is recognized as earned on a monthly basis in accordance with the terms of the management service fee contracts and is included in net sales on the accompanying consolidated statements of operations. See Note 16 - Segment and Geographic Information for the disaggregation of net sales for each of the two geographic areas in which the Company operates and also by major product category.
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

Cooperative marketing incentives received from vendors to fund specific programs first offset the costs of the program, and to the extent the consideration exceeds the costs relating to the program, the excess funds are recorded as reductions to cost of goods sold. These amounts are recorded in the period the related promotional or merchandising programs are provided. Certain vendor incentive promotions require the Company to make assumptions and judgments regarding, for example, the likelihood of achieving market share levels or attaining specified levels of purchases. Vendor incentives are at the discretion of the Company’s vendors and can fluctuate due to changes in vendor strategies and market requirements. Vendor rebates and promotional allowances earned totaled $236.5 million, $254.7 million and $237.7 million in 2020, 2019 and 2018, respectively.
Excise Taxes
The Company is responsible for collecting and remitting state, local and provincial excise taxes on cigarettes and other tobacco products and will continue to present excise taxes billed as part of revenue and remittances as part of cost of goods sold. These excise taxes are a significant component of the Company’s net sales and cost of goods sold. In 2020, 2019 and 2018, $3.3 billion, $3.3 billion and $3.5 billion, or 20%, 20% and 21% of the Company’s net sales, and 21%, 21% and 22% of its cost of goods sold, respectively, represented excise taxes. Additionally, federal excise taxes are levied on manufacturers who pass these taxes on to the Company as a portion of the product costs. As a result, federal excise taxes are not a component of the Company’s excise taxes, but are reflected in the cost of inventory until products are sold.
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
Cash, Cash Equivalents and Book Overdrafts
Cash and cash equivalents include cash, money market funds and highly liquid investments with original maturities of three months or less. The Company had book overdrafts of $31.1 million and $23.9 million at December 31, 2020 and 2019, respectively. Book overdrafts consist primarily of outstanding checks in excess of cash on hand in the corresponding bank accounts at the end of the period. The Company’s policy has been to fund these outstanding checks as they clear with cash held on deposit with other financial institutions or with borrowings under the Company’s revolving credit facility.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of accounts receivable and determines the appropriate allowance for credit losses based on historical experience, current economic conditions, and a review of specific customer accounts. Account balances are charged against the allowance when collection efforts have been exhausted and the receivable is deemed uncollectible (see Note 3 - Other Consolidated Balance Sheet Accounts Detail).
Other Receivables
Other receivables consist primarily of amounts due from vendors for promotional and other incentives, which are accrued as earned. The Company evaluates the collectability of amounts due from vendors and determines the appropriate allowance for credit losses based on historical experience, current economic conditions, and a review of specific amounts outstanding (see Note 3 - Other Consolidated Balance Sheet Accounts Detail).
Inventories
Inventories consist of finished goods, including cigarettes and other tobacco products, food and other consumable products held for re-sale and are valued at the lower of cost or net realizable value. In the Company’s U.S. divisions, cost is determined primarily on a last-in, first-out (“LIFO”) basis. The Company uses the link-chain dollar value LIFO method. The inventory price index computation (“IPIC”) is used to calculate LIFO inflation indices, for which the LIFO inflation source is the producer price indices (“PPI”) published by the U.S. Bureau of Labor Statistics (“BLS”). The Company uses the IPIC pooling method, for which LIFO pools are established for each PPI in accordance with current regulations.  When the Company is aware of material price increases or decreases from manufacturers, the Company estimates the PPI for the respective period if it determines the price increase is not fully reflected in the PPI in order to more accurately reflect inflation rates. Under the LIFO method, current costs of goods sold are matched against current sales. Inventories in the Company’s Canadian divisions are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. Approximately 90% and 89% of the Company’s inventory was valued on a LIFO basis at December 31, 2020 and 2019, respectively. The Company reduces inventory value for spoiled, aged and unrecoverable inventory based on amounts on-hand and historical experience (see Note 4 - Inventories, Net).
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
•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about what market participants would assume when pricing the asset or liability.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization on new purchases is computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the property or the term of the lease, including available renewal option terms if it is reasonably assured that those options will be exercised. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed and any related gain or loss is reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred (see Note 5 - Property and Equipment, Net).
The Company uses the following depreciable lives for its property and equipment:

Useful Life in Years
Office furniture and equipment	3-10
Delivery equipment	3-10
Warehouse equipment	5-15
Leasehold improvements	3-25
Buildings	15-25
Leases
The Company leases warehouse facilities, trucks, trailers, office equipment and certain sales offices. The Company determines if an arrangement is an operating or finance lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued liabilities, and long-term debt on our consolidated balance sheets.
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
Leases with a term of twelve months or less are not recorded on the balance sheet; the Company recognizes lease expenses for such leases on a straight-line basis over the lease term. The majority of the Company’s lease payments are fixed and are incorporated into the ROU lease assets and liabilities for leases with a term greater than twelve months. However, certain vehicle leases have variable payments, such as per-mile charges, which are expensed as incurred. The Company combines lease components and non-lease components across all asset classes for purposes of recognizing lease assets and liabilities. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). As a result, disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while comparative periods prior to January 1, 2019 have not been adjusted and continue to be reported under ASC 840 (see Note 6 - Leases).

Other Long-lived Assets
Intangible assets with definite lives are generally amortized on a straight-line basis over the following lives:

Useful Life in Years
Customer relationships	9-15
Non-competition agreements	1-5
Trade names	1-2
Internally developed and other purchased software	3-7

The Company reviews its long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value, and impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset (or asset group) to the undiscounted cash flows which are expected to be generated from its use, a Level 3 measurement under the fair value hierarchy. The Company has determined that it has six asset groups based on a review of its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The determination of asset groups primarily considers revenue inter-dependencies related to larger chain customer agreements which are serviced by multiple distribution centers. During 2020, 2019 and 2018, the Company did not record impairment charges related to long-lived assets (see Note 5 - Property and Equipment, Net and Note 7 - Goodwill and Other Intangible Assets, Net).
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized.
The Company tests goodwill for impairment annually as of October 1 or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s reporting units are its U.S. operations and Canadian operations. Whenever events or circumstances change, the Company assesses the related qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The tests to evaluate goodwill for impairment are performed at the reporting unit level. In the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, such excess represents the amount of goodwill for which an impairment loss would be recorded. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on the discounted cash flow method, which is based on historical and forecasted amounts specific to each reporting unit and considers net sales, gross profit, income from operations and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies and other estimates and assumptions for future growth rates, working capital and capital expenditures. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units constitutes a Level 3 measurement under the fair value hierarchy. There has been no impairment of goodwill for any periods presented (see Note 7 - Goodwill and Other Intangible Assets, Net).
Computer Software Developed or Obtained for Internal Use
The Company accounts for computer software systems, namely SAP Enterprise Resource Planning modules, the Company’s proprietary Distribution Center Management System (“DCMS”), and software purchased from third-party vendors, using certain criteria under which costs associated with this software are either expensed or capitalized and amortized over periods from three to seven years. During 2020, 2019 and 2018 the Company capitalized $4.4 million, $6.2 million and $2.0 million, respectively, of costs related to software developed or obtained for internal use (see Note 7 - Goodwill and Other Intangible Assets, Net).

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
Claims liabilities and the related recoverables from insurance carriers for estimated claims in excess of the deductible and other insured events are presented in their gross amounts on the accompanying consolidated balance sheets because there is no right of offset. The carrying values of claims liabilities and insurance recoverables are not discounted. Insurance recoverables are included in other receivables, net and other non-current assets, net. The Company had gross liabilities for workers’ compensation, auto, general, and health and welfare liability self-insurance obligations in the amounts of $38.2 million long-term and $22.5 million short-term at December 31, 2020, and $36.1 million long-term and $20.4 million short-term at December 31, 2019. The Company’s liabilities net of insurance recoverables were $22.8 million long-term and $18.4 million short-term at December 31, 2020, and $21.7 million long-term and $17.3 million short-term at December 31, 2019.
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
Murphy U.S.A. is the Company’s largest customer and accounted for 13.9%, 12.5% and 11.9% of total net sales in 2020, 2019 and 2018, respectively. No single customer accounted for 10% or more of accounts receivable at December 31, 2020 and 2019.
The Company’s significant suppliers include Altria Group, Inc. (parent company of Philip Morris USA, Inc.) and R.J. Reynolds Tobacco Company. Product purchased from Altria Group, Inc. accounted for approximately 33%, 32% and 33% of total product purchases in 2020, 2019 and 2018, respectively. Product purchases from R.J. Reynolds Tobacco Company were approximately 25%, 22% and 23% of total product purchases in 2020, 2019 and 2018, respectively.
Cigarette sales represented 66.7%, 65.3% and 66.9% of net sales in 2020, 2019 and 2018, respectively, and contributed 25.2%, 23.0% and 26.0% of gross profit in 2020, 2019 and 2018, respectively. Although cigarettes represent a significant portion of the Company’s total net sales, the majority of gross profit is generated from food/non-food products.
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
3.    Other Consolidated Balance Sheet Accounts Detail
Allowance for Credit Losses, Accounts Receivable
The changes in the allowance for credit losses due from customers consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$14.5	$8.3	$7.3
Net additions charged to operations(1)	7.6	7.1	3.6
Less: Write-offs and adjustments	(5.6)	(0.9)	(2.6)
Balance, end of year	$16.5	$14.5	$8.3
______________________________________________
(1)    The net additions to the allowance for credit losses were recognized in the consolidated statements of operations as a component of the Company’s selling, general and administrative expenses.
Other Receivables, Net
Other receivables, net consist of the following (in millions):

	December 31,
	2020	2019
Vendor receivables, net	$82.0	$73.1
Insurance recoverables, current	4.1	3.1
Other miscellaneous receivables(1)	19.4	20.0
Total other receivables, net	$105.5	$96.2
______________________________________________
(1)    Other miscellaneous receivables include amounts related primarily to notes receivables, miscellaneous tax receivables, receivables from the Company’s third-party logistics customers, and other miscellaneous receivables.

Deposits and Prepayments
Deposits and prepayments consist of the following (in millions):

	December 31,
	2020	2019
Vendor prepayments	$59.6	$85.8
Prepaid taxes	2.0	0.5
Deposits(1)	7.1	7.0
Racking allowances, current	5.6	6.8
Other prepayments(2)	13.5	15.9
Total deposits and prepayments	$87.8	$116.0
______________________________________________
(1)    Deposits include amounts related primarily to cigarette stamps and workers’ compensation claims.
(2)    Other prepayments include prepayments relating to insurance policies, software licenses, rent and other miscellaneous prepayments.
Other Non-current Assets, Net
Other non-current assets, net of current portion, consist of the following (in millions):

	December 31,
	2020	2019
Insurance recoverables	$15.4	$14.4
Racking allowances, net	1.6	3.5
Insurance deposits	2.9	3.4
Debt issuance costs	0.1	1.0
Other assets	4.4	6.3
Total other non-current assets, net	$24.4	$28.6
Accrued Liabilities
Accrued liabilities consist of the following (in millions):

	December 31,
	2020	2019
Accrued payroll and other benefits(1)	$52.3	$47.7
Accrued customer incentives payable	43.4	37.3
Claims liabilities, current	22.5	20.4
Finance lease liabilities	15.3	8.4
Income taxes payable	14.1	2.7
Indirect taxes	10.2	9.3
Vendor advances	3.1	3.1
Other accrued expenses(2)	27.1	22.1
Total accrued liabilities	$188.0	$151.0
______________________________________________
(1)    The Company’s accrued payroll and other benefits include accruals for vacation, bonuses, wages and 401(k) benefit matching.
(2)    The Company’s other accrued expenses include accruals for goods and services, construction in progress, legal expenses and other miscellaneous accruals.

4.    Inventories, Net
Inventories consist of the following (in millions):

	December 31,
	2020	2019
Inventories at FIFO, net of reserves	$993.9	$875.6
Less: LIFO reserve	(235.4)	(204.7)
Total inventories, net of reserves	$758.5	$670.9

During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been $235.4 million and $204.7 million higher at December 31, 2020 and 2019, respectively. The Company recorded LIFO expense of $30.7 million, $27.6 million and $25.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had a decrement in certain of its LIFO inventory layers of $20.1 million and $20.3 million in 2020 and 2019, respectively, which had the effect of reducing its LIFO expense by $0.7 million in 2020 and $2.8 million in 2019.
5.    Property and Equipment, Net
Property and equipment, net consist of the following (in millions):

	December 31,
	2020	2019
Delivery, warehouse and office equipment(1)	$460.3	$409.1
Leasehold improvements	90.6	87.8
Land and buildings(2)	52.0	52.4
Construction in progress	16.9	1.0
	619.8	550.3
Less: Accumulated depreciation and amortization	(343.8)	(300.4)
Total property and equipment, net	$276.0	$249.9
______________________________________________
(1)    Includes equipment finance leases of $103.7 million for 2020 and $56.2 million for 2019.
(2)    Includes warehouse finance leases of $20.6 million for 2020 and $21.8 million for 2019.
Depreciation and amortization expenses related to property and equipment were $51.1 million, $44.3 million and $42.2 million for 2020, 2019 and 2018, respectively.

6.    Leases
Leases consist of the following (in millions):

		Year Ended December 31,
Assets	Classification	2020	2019
Operating	Operating lease ROU assets	$203.6	$199.8
Finance	Property and equipment, net	94.8	59.8
Total leases		$298.4	$259.6

Liabilities
Current:
Operating	Operating lease liabilities	$32.9	$39.5
Finance	Accrued liabilities	15.3	8.4
Non-current:
Operating	Long-term operating lease liabilities	179.7	173.4
Finance	Long-term debt	86.5	57.3
Total lease liabilities		$314.4	$278.6
The components of lease costs were as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$48.6	$51.8
Finance lease cost:
Amortization of leased assets	14.0	6.0
Interest on lease liabilities	3.9	2.2
Short-term lease cost	1.5	1.7
Variable lease cost	5.9	20.7
Net lease cost	$73.9	$82.4
Maturity of lease liabilities as of December 31, 2020, were as follows (in millions):

	Operating leases	Finance leases	Total
2021	$41.8	$19.0	$60.8
2022	38.5	18.5	57.0
2023	31.9	17.9	49.8
2024	27.9	17.3	45.2
2025	25.0	15.0	40.0
2026 and thereafter	91.8	28.9	120.7
Total lease payments	256.9	116.6	373.5
Less: interest	(44.3)	(14.8)	(59.1)
Present value of lease liabilities	$212.6	$101.8	$314.4

Weighted-average remaining lease term and weighted-average discount rate regarding the Company’s leases were as follows:

	Year Ended December 31,
Lease term	2020	2019
Weighted-average remaining lease term (years):
Operating	7.3	7.3
Finance	7.4	7.6
Discount rate
Weighted-average discount rate:
Operating	4.7%	4.9%
Finance	4.7%	4.8%
Other information regarding the Company’s leases were as follows (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$48.5	$51.3
Operating cash flows used by finance leases	3.8	2.2
Financing cash flows used by finance leases	13.1	5.6
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$41.8	$11.1
Finance leases	41.3	41.9
As of December 31, 2020, the Company had $31.0 million of leases, primarily for trailers, that had not yet commenced. The Company expects substantially all of these leases to commence during the first half of 2021.

7.    Goodwill and Other Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in certain business combinations. The carrying amount of goodwill during each of 2020 and 2019 was $72.8 million.
The Company did not record any impairment charges related to goodwill during the years ended December 31, 2020 and 2019 and there are no accumulated impairment losses as of December 31, 2020.

Other Intangible Assets, Net
The carrying amount and accumulated amortization of other intangible assets as of December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$48.0	$(23.9)	$24.1	$48.0	$(20.0)	$28.0
Non-competition agreements	5.0	(4.8)	0.2	5.0	(4.4)	0.6
Trade names	3.8	(3.8)	—	3.8	(3.8)	—
Internally developed and other purchased software	45.3	(28.9)	16.4	42.0	(23.4)	18.6
Total other intangible assets	$102.1	$(61.4)	$40.7	$98.8	$(51.6)	$47.2
The amortization of intangible assets recorded in the consolidated statements of operations was $9.7 million for 2020 and $10.0 million for both 2019 and 2018.
Estimated future amortization expense for intangible assets is as follows (in millions):

Year ending December 31,
2021	$9.8
2022	8.9
2023	5.9
2024	4.6
2025	4.2
2026 and thereafter	7.3
Total	$40.7
8.    Long-term Debt
Total long-term debt consists of the following (in millions):

	December 31,
	2020	2019
Amounts borrowed (Credit Facility)	$258.0	$324.8
Obligations under finance leases	86.5	57.3
Total long-term debt	$344.5	$382.1
The Company has a revolving credit facility (“Credit Facility”) with a borrowing capacity of $750.0 million as of December 31, 2020, limited by a borrowing base consisting of eligible accounts receivable and inventories. The Credit Facility expires in February 2026 and has an expansion feature which permits an increase of $200.0 million, subject to borrowing base requirements. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect to London Interbank Offer Rate (“LIBOR”) or Canadian Dollar Offer Rate based loans prepaid prior to the end of an interest period). The Credit Facility contains customary affirmative and restrictive covenants.  In addition, the Credit Facility allows for unlimited stock repurchases and dividends, as long as the Company meets certain credit availability percentages and fixed charge coverage ratios. As of December 31, 2020, the Company was in compliance with all of the financial covenants under the Credit Facility. See Note 18 - Subsequent Events for changes to the Company’s Credit Facility.

    Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	December 31,
	2020	2019
Amounts borrowed, net	$258.0	$324.8
Outstanding letters of credit	19.5	16.7
Amounts available to borrow(1)	402.4	341.7
Average borrowings	259.5	303.2
Range of borrowings	69.0 - 499.3	141.7 - 508.0
Unamortized debt issuance costs	0.9	1.7
Weighted-average interest rate(2)	1.8%	3.4%
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
(2)    Calculated based on the daily cost of borrowing, reflecting a blend of prime and LIBOR rates.

Long-term debt fees and charges were as follows (in millions):

	December 31,
	2020	2019	2018
Unused credit facility and letter of credit participation(1)	$1.4	$1.2	$1.2
Amortization of debt issuance costs(1)	0.8	0.8	0.8
______________________________________________
(1)    Included in interest expense, net.
9.    Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments in the ordinary course of business. The Company had purchase obligations of $18.2 million and $19.6 million as of December 31, 2020 and 2019, respectively, related primarily to purchases of compressed natural gas for its trucking fleet, delivery and warehouse equipment, computer software and services and leasehold improvements. Purchase orders for the purchase of inventory and other services are not included in the purchase obligations as of December 31, 2020 and 2019, respectively, because purchase orders represent authorizations to purchase rather than binding agreements.  For purposes of this disclosure, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.  The Company also enters into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Letters of Credit
As of December 31, 2020, the Company’s standby letters of credit issued under the Company’s Credit Facility were $19.5 million related primarily to casualty insurance. The majority of the standby letters of credit mature within one year. However, in the ordinary course of business, the Company will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by the Company’s line of credit, and are not reflected in the consolidated balance sheets.
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
10.    Income Taxes
The Company’s income tax provision consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$32.8	$17.4	$10.6
State	5.5	4.4	3.7
Foreign	1.2	1.8	—
Total current tax provision	39.5	23.6	14.3

Deferred:
Federal	(15.7)	(3.1)	(0.5)
State	(3.8)	(0.9)	0.1
Foreign	0.1	0.1	0.5
Total deferred tax (benefit) provision	(19.4)	(3.9)	0.1

Total income tax provision	$20.1	$19.7	$14.4

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate and income tax provision is as follows (in millions, except percentages)(1):

	Year Ended December 31,
	2020		2019		2018
Federal income tax provision at the statutory rate	$17.5	21.0%	$16.2	21.0%	$12.6	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1.1	1.3	1.9	2.5	2.9	4.8
Foreign tax rate differential	0.3	0.4	0.1	0.1	—	—
U.S. branch taxes	2.5	3.0	(0.1)	(0.1)	0.5	0.8
Excess tax benefits from stock-based award payments(2)	0.2	0.2	0.1	0.1	0.2	0.3
Change in valuation allowance	(1.1)	(1.3)	1.7	2.2	—	—
Other tax credits	(0.9)	(1.1)	(1.2)	(1.6)	(1.2)	(2.0)
Other, net	0.5	0.6	1.0	1.3	(0.6)	(0.9)
Income tax provision	$20.1	24.1%	$19.7	25.5%	$14.4	24.0%
______________________________________________
(1)    Certain prior period amounts have been reclassified to conform with the current year’s presentation.
(2)    As a result of the adoption of ASU 2016-09, the Company recognized excess tax deficiencies of $0.2 million, $0.1 million and $0.2 million in 2020, 2019 and 2018, respectively.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax effects of significant temporary differences which comprise deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Employee benefits, including post-retirement benefits	$11.9	$11.8
Trade and other receivables	4.1	3.7
Inventories	4.1	—
Self-insurance reserves	2.4	2.6
ROU liabilities	80.1	70.0
Other	3.1	3.0
Subtotal	105.7	91.1
Less: valuation allowance	(0.6)	(1.7)
Total deferred tax assets	$105.1	$89.4
Deferred tax liabilities:
Inventories	$—	$13.1
Property and equipment	26.9	29.1
ROU assets	75.1	65.3
Goodwill and intangibles	3.0	2.8
Other	2.2	1.7
Total deferred tax liabilities	$107.2	$112.0

Net deferred tax liabilities	$(2.1)	$(22.6)

Tax jurisdiction:
Net deferred liability (Canada)	$(0.6)	$(0.5)
Net deferred liability (U.S.)	$(1.5)	$(22.1)

At each balance sheet date, management assesses whether it is more likely than not that these deferred tax assets would not be realized. As of December 31, 2020, the Company had a valuation allowance of $0.6 million which consisted primarily of net operating loss carry-forwards for certain states. The Company had a valuation allowance of $1.7 million which consisted of $1.0 million of foreign tax credits and $0.7 million of net operating loss carry-forwards for certain states at December 31, 2019, and no valuation allowance at December 31, 2018.
The Company had no unrecognized tax benefits related to federal, state and foreign taxes at December 31, 2020, 2019, and 2018.
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 to 2019 tax years remain subject to examination by federal and state tax authorities. The 2016 tax year is still open for certain state tax authorities. The 2013 to 2019 tax years remain subject to examination by the tax authorities in Canada.

11.    Employee Benefit Plans
Pension Plans
The Company sponsored a qualified defined-benefit pension plan and a post-retirement benefit plan (collectively, “the Pension Plans”). The Pension Plans were frozen on September 30, 1986 and since then there have been no new entrants to the Pension Plans. In September 2016, the Company terminated the qualified defined-benefit pension plan and in December 2017, completed the plan settlement with an annuity transfer to a third-party insurance company.
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
The unfunded amount of liability recognized in the balance sheet related to the other post-retirement benefit plan was $2.8 million and $2.4 million, for the years ended December 31, 2020 and 2019, respectively. The net actuarial loss recognized in AOCI was $0.4 million and the net actuarial gain recognized in AOCI was $0.1 million for those same periods, respectively.
Multi-employer Defined Benefit Plan
The Company contributed $0.5 million for the years ended December 31, 2020, 2019, and 2018, to multi-employer defined benefit plans under the terms of a collective-bargaining agreement that covers its union-represented employees.
Savings Plans
The Company maintains defined-contribution plans in the U.S., subject to Section 401(k) of the Internal Revenue Code, and in Canada, subject to the Income Tax Act. For the year ended December 31, 2020, eligible U.S. employees could elect to contribute, on a tax-deferred basis, from 0% to 75% of their compensation to a maximum of $19,500. Eligible U.S. employees over 50 years of age could also contribute an additional $6,500 on a tax-deferred basis. In Canada, employees can elect to contribute up to a maximum of CAD $27,230. Effective January 1, 2021, the maximum contribution available to employees in Canada increased to CAD $27,830. As of December 31, 2020, the Company matches 50% of U.S. and Canada employee contributions up to 6% of base salary for a total maximum company contribution of 3%. In connection with the Company’s cost savings measures during 2020 due to the COVID-19 pandemic, this policy was temporarily halted between April 16, 2020 and September 30, 2020. For the years ended December 31, 2020, 2019 and 2018, the Company made matching payments of $3.1 million, $6.1 million and $5.6 million, respectively.

12.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Earnings
Net income	$63.2	$57.7	$45.5
Shares
Weighted-average common shares outstanding (basic shares)	45.1	45.7	46.0
Adjustment for assumed dilution:
Restricted stock units	0.2	0.2	0.1
Performance shares	0.1	0.1	—
Weighted-average shares assuming dilution (diluted shares)	45.4	46.0	46.1
Earnings per share
Basic(1)	$1.40	$1.26	$0.99
Diluted(1)	$1.39	$1.25	$0.99
______________________________________________
(1)    Basic and diluted earnings per share (“EPS”) are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 266,101, 228,596, and 340,819 for the years ended December 31, 2020, 2019, and 2018, respectively.
13.    Stock Incentive Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”) which, among other things, replaces the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserves for awards an aggregate of up to 4,236,959 shares. As of December 31, 2020, the total number of shares available for issuance under the 2019 LTIP was 3,156,745. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-vesting restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029. The Company issues new shares upon vesting of RSUs and performance share awards and they do not have an expiration date.
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

The following table summarizes the number of securities to be issued and remaining available for future issuance under all of the Company’s stock incentive plans as of December 31, 2020:

	Number of securities to be issued upon vesting of RSUs and performance share awards	Weighted-average exercise price of vesting of RSUs and performance share awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
2007 Long-Term Incentive Plan(1)	1,624	$0.01	—
2010 Long-Term Incentive Plan(2)	330,750	0.01	—
2019 Long-Term Incentive Plan(2)	430,643	0.01	3,156,745
______________________________________________
(1)    Includes RSUs.
(2)    Includes RSUs and performance shares.
The following table summarizes the activity for all RSUs and performance shares under all of the Long-Term Incentive Plans (“LTIPs”) for the year ended December 31, 2020:

		December 31, 2019		Activity during 2020							December 31, 2020
		Outstanding		Granted			Vested / Exercised		Canceled/Forfeited		Outstanding		Exercisable
Plans	Securities	Number	Price	Number		Price	Number	Price	Number	Price	Number	Price	Number	Price
2007 LTIP	RSUs	1,624	$0.01	—		$—	—	$—	—	$—	1,624	$0.01	1,624	$0.01
2010 LTIP	RSUs	442,116	0.01	—	(1)	—	(221,955)	0.01	(17,275)	0.01	202,886	0.01	—	—
	Performance shares	225,252	0.01	—		—	(89,547)	0.01	(7,841)	0.01	127,864	0.01	—	—
2019 LTIP	RSUs	6,927	0.01	280,325	(1)	0.01	(2,309)	0.01	—	—	284,943	0.01	—	—
	Performance shares	10,159	0.01	154,363	(2)	0.01	(3,386)	0.01	(15,436)	0.01	145,700	0.01	—	—
Total		686,078		434,688			(317,197)		(40,552)		763,017		1,624
______________________________________________
 Note: Price is weighted-average price per share.
(1)Consists of non-performance RSUs.
(2)In 2020, the Company awarded a maximum of 154,363 performance shares that would be received if the highest level of performance was achieved. Subsequent to December 31, 2020, 138,927 performance shares were earned based upon 2020 performance criteria.
The following table summarizes RSUs and performance shares that have vested and are expected to vest as of December 31, 2020:

		December 31, 2020
		Outstanding		Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value(1) (dollars in thousands)
Plans	Securities	Vested	Expected to vest(2)	Vested	Expected to vest(2)	Vested	Expected to vest(2)
2007 LTIP	RSUs	1,624	—	—	—	$48	$—
2010 LTIP	RSUs	—	195,462	—	—	—	5,739
	Performance shares	—	127,261	—	—	—	3,736
2019 LTIP	RSUs	—	275,198	—	—	—	8,080
	Performance shares	—	144,243	—	—	—	4,235
Total		1,624	742,164			$48	$21,790

______________________________________________
(1)    Aggregate intrinsic value is calculated based upon the difference between the exercise price of RSUs and the Company’s closing common stock price on December 31, 2020 of $29.37, multiplied by the number of instruments that are vested or expected to vest. RSUs having grant prices greater than the closing stock price noted above are excluded from this calculation.
(2)    RSUs and performance shares that are expected to vest are net of estimated future forfeitures.

The following table summarizes the aggregate intrinsic value of awards vested and exercised (in millions):

	Year Ended December 31,
	2020	2019	2018
Aggregate intrinsic value of awards vested and exercised:
RSUs	$5.8	$5.5	$3.8
Performance shares	2.4	1.6	1.2
Assumptions Used for Fair Value
The fair values for RSUs and performance shares, which are based on the fair market value of the Company’s stock at date of grant, are included below:

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value per share of grants:
RSUs	$25.38	$29.67	$23.66
Performance shares(1)	$25.48	$29.90	$23.78
______________________________________________
(1)    Of the 154,363 performance shares awarded in 2020, 138,927 were earned based upon 2020 performance criteria. Of the 154,511 performance shares awarded in 2019, all were earned based upon 2019 performance criteria.
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of $10.2 million, $9.6 million and $8.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation cost related to non-vested share-based compensation arrangements was $8.8 million, which is expected to be recognized over a weighted-average period of 1.3 years.
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
The Board of Directors approved the following cash dividends in 2020 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount(1)(2)	Payment Date
February 24, 2020	$0.12	March 16, 2020	$5.5	March 27, 2020
May 7, 2020	$0.12	May 22, 2020	$5.4	June 19, 2020
August 6, 2020	$0.12	August 21, 2020	$5.4	September 18, 2020
November 5, 2020	$0.13	November 20, 2020	$5.7	December 18, 2020
______________________________________________
(1)    Includes cash payments on declared dividends and payments made on RSUs vested subsequent to the payment date.
(2)    Amounts have been rounded for presentation purposes and may differ from unrounded amounts.
The Company paid total dividends of $22.0 million, $20.8 million and $18.9 million in 2020, 2019 and 2018, respectively. Dividends declared and paid per common share were $0.49, $0.45 and $0.41 in 2020, 2019 and 2018, respectively.

On March 1, 2021 the Board of Directors declared a quarterly cash dividend of $0.13 per common share, which is payable on March 26, 2021 to shareholders of record as of close of business on March 15, 2021.
Repurchase of Common Stock
On February 24, 2020, the Company’s Board of Directors authorized a $60.0 million stock repurchase program (the “2020 Program”), replacing the Company’s prior stock repurchase program (the “Prior Program”). At the time of approval, the Company had funds totaling $0.4 million remaining under the Prior Program which were subsequently retired unused. The timing, price and volume of purchases under the 2020 Program are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors.  The 2020 Program may be discontinued or amended at any time. The 2020 Program has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization. As of December 31, 2020, the Company had $49.6 million available for future share repurchases under the 2020 Program.
The following table summarizes the Company’s stock repurchase activities (in millions, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Number of shares repurchased	407,971	767,681	588,489
Average price per share	$25.62	$28.66	$26.20
Total repurchase costs(1)	$10.4	$22.0	$15.5
______________________________________________
(1)    Amounts have been rounded for presentation purposes and may differ from unrounded results.

15.    Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) (“OCI”) and the related tax effects were as follows (in millions):

	Year Ended December 31,
	2020			2019			2018
			Net			Net			Net
	Before	Tax	of	Before	Tax	of	Before	Tax	of
	Tax	Effect	Tax	Tax	Effect	Tax	Tax	Effect	Tax
Defined benefit plan adjustments:
Net actuarial (loss) gain during the year	$(0.5)	$0.1	$(0.4)	$(0.3)	$0.1	$(0.2)	$(0.4)	$0.1	$(0.3)
Amortization of net actuarial gain included in net income	—	—	—	—	—	—	0.1	—	0.1
Net (loss) gain during the year	(0.5)	0.1	(0.4)	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Foreign currency translation gain (loss)	0.8	1.1	1.9	2.9	—	2.9	(5.5)	—	(5.5)
Other comprehensive income (loss)	$0.3	$1.2	$1.5	$2.6	$0.1	$2.7	$(5.8)	$0.1	$(5.7)
The following table provides a summary of the changes in AOCI for the years presented (in millions):

		Foreign
	Defined	Currency
	Benefit Plan	Translation	Total
Balance as of December 31, 2017	$0.6	$(2.7)	$(2.1)
Other comprehensive loss	(0.2)	(5.5)	(5.7)
Balance as of December 31, 2018	$0.4	$(8.2)	$(7.8)
Other comprehensive (loss) income	(0.2)	2.9	2.7
Balance as of December 31, 2019	$0.2	$(5.3)	$(5.1)
Other comprehensive (loss) income	(0.4)	1.9	1.5
Balance as of December 31, 2020	$(0.2)	$(3.4)	$(3.6)

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
Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Net sales:
United States	$15,352.3	$15,113.7	$14,844.4
Canada	1,561.7	1,503.1	1,494.0
Corporate(1)	43.9	53.7	56.9
Total	$16,957.9	$16,670.5	$16,395.3

Income (loss) before income taxes:
United States	$116.7	$99.2	$89.7
Canada	12.6	11.9	7.9
Corporate(2)	(46.0)	(33.7)	(37.7)
Total	$83.3	$77.4	$59.9

Interest expense, net(3):
United States	$58.7	$56.6	$54.7
Canada	0.7	1.5	1.0
Corporate(4)	(48.9)	(43.7)	(42.0)
Total	$10.5	$14.4	$13.7

Depreciation and amortization:
United States	$45.9	$42.6	$42.1
Canada	3.5	2.6	2.3
Corporate(5)	17.2	15.7	15.1
Total	$66.6	$60.9	$59.5

Capital expenditures:
United States	$25.6	$20.3	$18.6
Canada	1.6	2.5	1.5
Total	$27.2	$22.8	$20.1
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
(3)    Includes $0.3 million, $0.5 million, and $0.3 million of interest income for 2020, 2019 and 2018, respectively.
(4)    Consists primarily of intercompany eliminations for interest.
(5)    Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	December 31,
	2020	2019
Identifiable assets:
United States	$1,781.0	$1,741.4
Canada	173.7	157.0
Total	$1,954.7	$1,898.4
The net sales for the Company’s product categories are as follows (in millions):

	Year Ended December 31,
Product Category	2020	2019	2018
Cigarettes	$11,310.5	$10,892.7	$10,974.5
Food	1,575.8	1,746.4	1,659.0
Fresh	509.3	502.8	474.2
Candy	1,004.0	1,039.0	992.0
Other tobacco products	1,558.6	1,438.9	1,387.2
Health, beauty & general	801.3	847.2	711.5
Beverages	197.2	202.1	191.0
Equipment/other	1.2	1.4	5.9
Total food/non-food products	$5,647.4	$5,777.8	$5,420.8
Total net sales	$16,957.9	$16,670.5	$16,395.3

17.    Quarterly Financial Data (Unaudited)
The tables below provide the Company’s unaudited consolidated results of operations for each of the four quarters in 2020 and 2019:

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Net sales — Cigarettes(2)	$2,835.0	$3,000.2	$2,892.6	$2,582.7
Net sales — Food/Non-food(2)	1,417.1	1,502.4	1,371.3	1,356.6
Net sales(2)	4,252.1	4,502.6	4,263.9	3,939.3
Cost of goods sold(3)	4,030.3	4,267.6	4,050.8	3,720.9
Gross profit	221.8	235.0	213.1	218.4
Warehousing and distribution expenses(3)	133.4	140.4	125.5	142.4
Selling, general and administrative expenses	61.2	57.3	59.8	63.9
Amortization of intangible assets	2.5	2.5	2.4	2.3
Total operating expenses	197.1	200.2	187.7	208.6
Income from operations	24.7	34.8	25.4	9.8
Interest expense, net	(2.1)	(2.1)	(2.8)	(3.5)
Foreign currency transaction losses, net	(0.2)	(0.5)	—	(0.2)
Income before income taxes	22.4	32.2	22.6	6.1
Income tax provision	(3.4)	(9.2)	(5.7)	(1.8)
Net income	19.0	23.0	16.9	4.3
Basic net income per share	$0.42	$0.51	$0.38	$0.09
Diluted net income per share	$0.42	$0.51	$0.38	$0.09
Shares used to compute basic net income per share	44.9	45.1	45.1	45.3
Shares used to compute diluted net income per share	45.4	45.4	45.3	45.4

Excise taxes(2)	$824.8	$888.3	$857.4	$770.3
Cigarette inventory holding gains(4)	9.4	5.6	7.7	9.1
LIFO expense	9.2	5.4	8.3	7.8
Depreciation and amortization	17.7	16.5	16.7	15.7
Stock-based compensation	3.5	2.6	2.1	2.0
Capital expenditures	9.3	8.1	4.8	5.0
____________________________________________
(1)    Totals may not agree with full year amounts due to rounding.
(2)    Excise taxes are included as a component of net sales and cost of goods sold.
(3)    Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.
(4)    Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. Of the $31.8 million of cigarette inventory holding gains in 2020, $29.8 million and $2.0 million were attributable to the U.S. and Canada, respectively.

	Three Months Ended
	(in millions, except per share data)(1)
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Net sales — Cigarettes(2)	$2,711.2	$2,880.0	$2,834.0	$2,467.5
Net sales — Food/Non-food(2)	1,443.6	1,542.6	1,505.0	1,286.6
Net sales(2)	4,154.8	4,422.6	4,339.0	3,754.1
Cost of goods sold(3)	3,924.3	4,176.0	4,100.1	3,545.9
Gross profit	230.5	246.6	238.9	208.2
Warehousing and distribution expenses(3)	140.2	148.6	143.2	134.2
Selling, general and administrative expenses	63.1	61.8	64.6	65.9
Amortization of intangible assets	2.3	2.3	2.7	2.7
Total operating expenses	205.6	212.7	210.5	202.8
Income from operations	24.9	33.9	28.4	5.4
Interest expense, net	(3.6)	(4.2)	(3.2)	(3.4)
Foreign currency transaction (losses) gains, net	(0.5)	0.9	(1.0)	(0.2)
Income before income taxes	20.8	30.6	24.2	1.8
Income tax provision	(4.6)	(8.1)	(6.5)	(0.5)
Net income	16.2	22.5	17.7	1.3
Basic net income per share	$0.35	$0.49	$0.39	$0.03
Diluted net income per share	$0.35	$0.49	$0.38	$0.03
Shares used to compute basic net income per share	45.7	45.8	45.9	45.9
Shares used to compute diluted net income per share	46.0	46.1	46.1	46.0

Excise taxes(2)	$819.7	$884.1	$868.8	$768.7
Cigarette inventory holding gains(4)	10.1	0.3	3.8	8.8
Candy inventory holding gain(5)	1.1	5.8	—	—
LIFO expense	5.9	7.3	7.4	7.0
Depreciation and amortization	15.1	14.9	15.5	15.4
Stock-based compensation	2.4	3.1	2.2	1.9
Capital expenditures	7.5	6.1	4.1	5.1
______________________________________________
(1)    Totals may not agree with full year amounts due to rounding.
(2)    Excise taxes are included as a component of net sales and cost of goods sold.
(3)    Warehousing and distribution expenses are not included as a component of the Company’s cost of goods sold. This presentation may differ from that of other registrants.
(4)    Cigarette inventory holding gains represent income related to cigarette inventories on hand at the time cigarette manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. Of the $23.0 million of cigarette inventory holding gains in 2019, $21.3 million and $1.7 million were attributable to the U.S. and Canada, respectively.
(5)    Candy inventory holding gains represent income related to candy inventories on hand at the time candy manufacturers increase their prices. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. In 2019, the $6.9 million of candy inventory holding gains were attributable to the U.S.

18.    Subsequent Events
Shareholder Return Plan
In February of 2021, the Company’s Board of Directors approved a new, three-year $375 million shareholder return plan, supporting increased share buy-backs and growth in the Company’s dividend. The new plan replaces the previous $60 million stock repurchase program.
Eleventh Amendment to the Credit Facility
On February 26, 2021, the Company entered into an Eleventh Amendment to its Credit Facility, which primarily extends the maturity date from March 28, 2022 to February 26, 2026. With the Eleventh Amendment, the size and expansion feature of the Credit Facility remain at $750 million and $200 million, respectively. In addition to extending the maturity date of the Credit Facility, among other changes, the Eleventh Amendment increases certain threshold amounts for reporting and notices and increases the size of certain baskets. The Eleventh Amendment also adds certain additional covenant baskets and incorporates customary language regarding LIBOR replacement, defaulting lenders, electronic execution, Bail-in acknowledgement and letters of credit. All obligations under the Credit Facility will continue to be secured by first-priority liens on substantially all of the Company’s present and future assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Core-Mark Holding Company, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Core-Mark Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
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

March 1, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Nominees for Director,” “Board of Directors,” “Our Executive Officers,” and “Ownership of Core-Mark Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the following captions and is incorporated herein by reference thereto: “Board of Directors - Director Compensation,” “Board of Directors - Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Named Executives.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS
The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Ownership of Core-Mark Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE
The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the following caption and is incorporated by reference herein by reference thereto: “Board of Directors - Certain Relationships and Related Transactions,” “Board of Directors - Committees of the Board of Directors” and “Board of Directors - Corporate Governance.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm - Auditor Fees” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2020(1)
Allowances for:
Trade receivables	$14.5	$7.6	$(5.6)	$—	$16.5
Inventory reserves	1.7	27.2	(23.5)	—	5.4
	$16.2	$34.8	$(29.1)	$—	$21.9

Year Ended December 31, 2019(1)
Allowances for:
Trade receivables	$8.3	$7.1	$(0.7)	$(0.2)	$14.5
Inventory reserves	1.6	27.8	(27.7)	—	1.7
	$9.9	$34.9	$(28.4)	$(0.2)	$16.2

Year Ended December 31, 2018
Allowances for:
Trade receivables	$7.3	$3.6	$(2.6)	$—	$8.3
Inventory reserves	1.0	25.1	(24.5)	—	1.6
	$8.3	$28.7	$(27.1)	$—	$9.9
______________________________________________
(1)    See Note 10 - Income Taxes for an explanation of the change in tax valuation allowance.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.    Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Third Amended and Revised Joint Plan of Reorganization of Fleming Companies, Inc. and its Subsidiaries Under Chapter 11 of the Bankruptcy Code, dated May 25, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.1	Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 21, 2015).

3.3	Certificate of Amendment to Certificate of Incorporation of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 23, 2018).

3.4	Second Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on August 18, 2008).

4.1	Description of Capital Stock of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K/A filed on May 26, 2020).

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2007).

10.2	Statement of Policy Regarding 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 9, 2007).

10.3	2010 Long-Term Incentive Plan (as amended, effective May 20, 2014) (incorporated by reference to Annex II of the Company’s Proxy Statement on Schedule 14A filed on April 8, 2014).

10.4	Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 24, 2019).

10.5	Form of Management Restricted Stock Unit Agreement under the Core-Mark Holding Company, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 18, 2019).

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

10.8	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.9	Registration Rights Agreement, dated August 20, 2004, among Core-Mark Holding Company, Inc. and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed on September 6, 2005).

10.10	Credit Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, General Electric Capital Corporation and Wachovia Capital Finance Corporation (Western), as Co-Syndication Agents and Bank of America, N.A. and Wells Fargo Foothill, LLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

Exhibit No.	Description
10.11	First Amendment to Credit Agreement, dated December 4, 2007, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on March 12, 2009).

10.12	Second Amendment to Credit Agreement, dated March 12, 2008, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.13	Third Amendment to Credit Agreement, dated February 2, 2010, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 5, 2010).

10.14	Fourth Amendment to Credit Agreement, dated May 5, 2011, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011).

10.15	Fifth Amendment to Credit Agreement, dated May 30, 2013, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2013).

10.16	Sixth Amendment to Credit Agreement, dated May 21, 2015, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 22, 2015).

10.17	Seventh Amendment to Credit Agreement, dated January 11, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 12, 2016).

10.18	Eighth Amendment to Credit Agreement, dated May 16, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2016).

10.19	Ninth Amendment to Credit Agreement, dated November 4, 2016, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 11, 2016).

10.20	Tenth Amendment to Credit Agreement, dated March 28, 2017, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc. and Minter-Weisman Co., as Borrowers, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on March 29, 2017).

Exhibit No.	Description
10.21	Eleventh Amendment to Credit Agreement, dated February 26, 2021, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc., as Borrowers, Sources LLC, as a Loan Party, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent

10.22	Pledge and Security Agreement, dated October 12, 2005, among Core-Mark Holding Company, Inc., Core-Mark Holdings I, Inc., Core-Mark Holdings II, Inc., Core-Mark Holdings III, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Head Distributing Company, Inc. and Minter-Weisman Co., Inc., as Grantors and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form 10 filed on October 21, 2005).

21.1	List of Subsidiaries of Core-Mark Holding Company, Inc.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE-MARK HOLDING COMPANY, INC.

Date:	March 1, 2021	By:	/s/ SCOTT E. McPHERSON
Scott E. McPherson
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT E. McPHERSON	President, Chief Executive Officer and Director	March 1, 2021
Scott E. McPherson	(Principal Executive Officer)

/s/ CHRISTOPHER M. MILLER	Executive Vice President and Chief Financial Officer	March 1, 2021
Christopher M. Miller	(Principal Financial and Accounting Officer)

/S/ RANDOLPH I. THORNTON	Chairman of the Board of Directors	March 1, 2021
Randolph I. Thornton

/S/ STUART W. BOOTH	Director	March 1, 2021
Stuart W. Booth

/S/ GARY F. COLTER	Director	March 1, 2021
Gary F. Colter

/s/ ROCKY DEWBRE	Director	March 1, 2021
Rocky Dewbre

/s/ LAURA FLANAGAN	Director	March 1, 2021
Laura Flanagan

/S/ ROBERT G. GROSS	Director	March 1, 2021
Robert G. Gross

/S/ DIANE RANDOLPH	Director	March 1, 2021
Diane Randolph

/S/ HARVEY L. TEPNER	Director	March 1, 2021
Harvey L. Tepner