Form 10-Q
period 2021-03-31
Core-Mark Holding Company, Inc.
filed 2021-05-06
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of May 3, 2021, 45,163,705 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$43.5	$22.8
Accounts receivable, net of allowance for credit losses of $15.7 and $16.5 as of March 31, 2021 and December 31, 2020, respectively	377.9	362.6
Other receivables, net	94.8	105.5
Inventories, net (Note 3)	756.5	758.5
Deposits and prepayments	86.8	87.8
Total current assets	1,359.5	1,337.2
Property and equipment, net	280.8	276.0
Operating lease right-of-use assets	202.7	203.6
Goodwill	72.8	72.8
Other intangible assets, net	38.5	40.7
Other non-current assets, net	27.8	24.4
Total assets	$1,982.1	$1,954.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$250.0	$190.9
Book overdrafts	33.0	31.1
Cigarette and tobacco taxes payable	257.5	302.9
Operating lease liabilities	33.2	32.9
Accrued liabilities	174.5	188.0
Total current liabilities	748.2	745.8
Long-term debt (Note 4)	352.9	344.5
Deferred income taxes	18.1	2.1
Long-term operating lease liabilities	179.7	179.7
Other long-term liabilities	11.8	12.5
Claims liabilities	38.6	38.2
Total liabilities	1,349.3	1,322.8
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 53,160,505 and 52,918,347 shares issued; 45,163,705 and 44,921,547 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	0.5	0.5
Additional paid-in capital	296.6	298.3
Treasury stock at cost (7,996,800 shares of common stock at each of March 31, 2021 and December 31, 2020, respectively)	(123.0)	(123.0)
Retained earnings	461.9	459.7
Accumulated other comprehensive loss	(3.2)	(3.6)
Total stockholders’ equity	632.8	631.9
Total liabilities and stockholders’ equity	$1,982.1	$1,954.7
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$3,932.2	$3,939.3
Cost of goods sold	3,714.8	3,720.9
Gross profit	217.4	218.4
Warehousing and distribution expenses	137.3	142.4
Selling, general and administrative expenses	63.4	63.9
Amortization of intangible assets	2.7	2.3
Total operating expenses	203.4	208.6
Income from operations	14.0	9.8
Interest expense, net	(3.1)	(3.5)
Foreign currency transaction gains (losses), net	0.2	(0.2)
Income before income taxes	11.1	6.1
Provision for income taxes	(2.6)	(1.8)
Net income	$8.5	$4.3

Basic earnings per share (Note 6)	$0.19	$0.09

Diluted earnings per share (Note 6)	$0.19	$0.09

Basic weighted-average shares (Note 6)	45.2	45.3

Diluted weighted-average shares (Note 6)	45.4	45.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$8.5	$4.3
Foreign currency translation gains (losses), net	0.4	(2.7)
Comprehensive income	$8.9	$1.6
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Total stockholders’ equity, beginning balances	$631.9	$591.9

Common stock:
Beginning and ending balances	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$298.3	$290.6
Common stock issued, net of shares withheld for employee taxes	(4.1)	(2.4)
Stock-based compensation expense	2.4	2.0
Ending balances	$296.6	$290.2

Treasury stock:
Beginning balances	$(123.0)	$(112.6)
Repurchase of common stock	—	(5.4)
Ending balances	$(123.0)	$(118.0)

Retained earnings:
Beginning balances	$459.7	$418.5
Net income	8.5	4.3
Dividends declared	(6.3)	(5.5)
Ending balances	$461.9	$417.3

Accumulated other comprehensive loss:
Beginning balances	$(3.6)	$(5.1)
Other comprehensive gains (losses)	0.4	(2.7)
Ending balances	$(3.2)	$(7.8)

Total stockholders’ equity, ending balances	$632.8	$582.2

Common stock shares:
Beginning share balance	52.9	52.7
Common stock issued, net of shares withheld for employee taxes	0.3	0.2
Ending share balance	53.2	52.9

Treasury stock shares:
Beginning share balance	(8.0)	(7.6)
Repurchase of common stock	—	(0.2)
Ending share balance	(8.0)	(7.8)

Total shares outstanding	45.2	45.1

Dividends declared per share	$0.13	$0.12
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8.5	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	10.3	8.0
Amortization of debt issuance costs	0.3	0.2
Stock-based compensation expense	2.4	2.0
Credit loss expense, net	0.6	1.8
Impairment charge and other	0.1	0.3
Depreciation and amortization	17.4	15.7
Foreign currency transaction (gains) losses, net	(0.2)	0.2
Deferred income taxes	16.0	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	(15.7)	12.0
Other receivables, net	10.9	(5.5)
Inventories, net	(7.3)	(102.4)
Deposits, prepayments and other non-current assets	(0.7)	31.8
Accounts payable	58.9	79.5
Cigarette and tobacco taxes payable	(46.0)	(17.9)
Claims, accrued and other long-term liabilities	(14.1)	1.7
Net cash provided by operating activities	41.4	32.5
Cash flows from investing activities:
Additions to property and equipment, net	(4.9)	(5.0)
Capitalization of software and related development costs	(0.4)	(0.8)
Net cash used in investing activities	(5.3)	(5.8)
Cash flows from financing activities:
Borrowings under revolving credit facility	497.4	489.7
Repayments under revolving credit facility	(496.4)	(501.5)
Payments of financing costs	(2.8)	—
Payments on finance leases	(5.3)	(2.4)
Dividends paid	(6.2)	(5.6)
Repurchases of common stock	—	(5.4)
Tax withholdings related to net share settlements of restricted stock units	(4.1)	(2.4)
Increase in book overdrafts	1.9	12.4
Net cash used in financing activities	(15.5)	(15.2)
Effects of changes in foreign exchange rates	0.1	0.4
Change in cash and cash equivalents	20.7	11.9
Cash and cash equivalents, beginning of period	22.8	14.1
Cash and cash equivalents, end of period	$43.5	$26.0
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$(4.7)	$(3.2)
Interest	$(1.1)	$(2.6)
Operating lease liabilities arising from obtaining new right-of-use assets	$11.0	$6.3
Finance lease liabilities arising from obtaining new right-of-use assets	$12.8	$10.5
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity, and the unaudited condensed consolidated statements of cash flows, each for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements, which are included in its 2020 Annual Report on Form 10-K, filed with the SEC on March 1, 2021.
The consolidated financial statements include Core-Mark and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended December 31, 2020.
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
2.    Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
On August 28, 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans -General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The Company adopted this pronouncement on a retrospective basis effective January 1, 2021. The new guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for defined benefit pension and other post-retirement benefit plans. The adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements.
On December 18, 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance enhances and simplifies various aspects of the income tax accounting guidance, including requirements pertaining to hybrid tax regimes, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this pronouncement effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 14% of the Company’s net sales for each of the three months ended March 31, 2021 and March 31, 2020. No other customer individually accounted for more than 10% of sales for these periods. No single customer individually accounted for 10% or more of the Company’s accounts receivable as of March 31, 2021 or December 31, 2020.
3.    Inventories, Net
Inventories consist of the following (in millions):

	March 31, 2021	December 31, 2020
Inventories at FIFO, net of reserves	$1,002.4	$993.9
Less: LIFO reserve	(245.9)	(235.4)
Total inventories, net of reserves	$756.5	$758.5
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $245.9 million and $235.4 million higher as of March 31, 2021 and December 31, 2020, respectively. The Company recorded LIFO expense of $10.5 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, the Company concluded that it qualifies for and intends to file a change to the tax method of determining the LIFO reserve which increased deferred tax liabilities and decreased taxes payable by approximately $16 million.
4.    Long-Term Debt
Long-term debt consists of the following (in millions):

	March 31, 2021	December 31, 2020
Amounts borrowed (Credit Facility)	$259.0	$258.0
Obligations under finance leases	93.9	86.5
Total long-term debt	$352.9	$344.5
The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750.0 million and expansion feature of $200.0 million as of March 31, 2021, limited by a borrowing base consisting of eligible accounts receivable and inventories. On February 26, 2021, the Company entered into an eleventh amendment to its Credit Facility (the “Eleventh Amendment”), which primarily extends the maturity date from March 28, 2022 to February 26, 2026. With the Eleventh Amendment, the size and expansion feature of the Credit Facility remain unchanged and certain threshold amounts for reporting and notices as well as the size of certain baskets were increased. The Eleventh Amendment also added certain additional covenant baskets and incorporated customary language regarding London Interbank Offered Rate (“LIBOR”) replacement, defaulting lenders, electronic execution, bail-in acknowledgement and letters of credit. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect LIBOR or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
The Company incurred fees of approximately $2.8 million in connection with the Eleventh Amendment.

Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	March 31, 2021	December 31, 2020
Amounts borrowed, net	$259.0	$258.0
Outstanding letters of credit	43.6	19.5
Amounts available to borrow(1)	406.9	402.4
Unamortized debt issuance costs	3.4	0.9
___________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

	Three Months Ended
	March 31,
	2021	2020
Average borrowings	$202.5	$336.4
Range of borrowings	142.5 - 301.0	151.5 - 499.3
Unused Credit Facility and letter of credit participation fees(1)	0.4	0.3
Amortization of debt issuance costs(1)	0.3	0.2
Weighted-average interest rate(2)	1.4%	2.7%
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
On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core-Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The JLI MDL litigation is currently in an early stage, and the personal injury plaintiffs have not made a monetary demand to the defendants. JLI is indemnifying Core-Mark in connection with the JUUL MDL and similar litigation.
On September 25, 2020, Core-Mark filed a petition with the Ontario Superior Court of Justice to appeal a decision with respect to the results of a tax audit for the period of December 2014 through January 2018 pertaining to taxes on sales of other tobacco products to First Nations Consumers. The Ontario Ministry of Finance (the “Ministry”) questions whether the amount of cigars Core-Mark sold to First Nations consumers was a reasonable amount and as a result whether taxes should have been assessed. The position of the Ontario Ministry is based on an undefined standard of what constitutes a reasonable quantum of sales. While the Company remains confident in the validity of its appeal, Core-Mark has decided, based on a recent ruling by the Ontario Divisional Court in a similar matter and that this matter could potentially be resolved between the parties, to record a reserve of approximately 50%, or $3.8 million, against the total tax audit claim. In contrast to rulings by the Ontario Divisional Court, Core-Mark will have the automatic right to appeal to the Ontario Court of Appeal in the event of an unfavorable ruling by the Ontario Superior Court of Justice. Additionally, the Ministry claims Core-Mark sold tobacco to First Nations consumers without a valid permit. The Company is confident that it will be able to demonstrate that valid permits did exist.

6.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Earnings
Net income	$8.5	$4.3
Shares
Weighted-average common shares outstanding (basic shares)	45.2	45.3
Adjustment for assumed dilution:
Restricted stock units	0.1	—
Performance shares	0.1	0.1
Weighted-average shares assuming dilution (diluted shares)	45.4	45.4
Earnings per share
Basic(1)	$0.19	$0.09
Diluted(1)	$0.19	$0.09
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 437,362 and 469,302 for the three months ended March 31, 2021 and March 31, 2020, respectively.
7.    Stock-Based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaced the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserved for awards an aggregate of up to 4,236,959 shares. As of March 31, 2021, the total number of shares available for issuance under the 2019 LTIP was 2,792,616. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-based restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the three months ended March 31, 2021 and 2020, the Company granted 225,724 and 271,107, respectively, of time-vesting restricted stock units to certain of its employees and non-employee directors at a weighted-average grant date fair value of $30.68 and $25.32, respectively.
During the three months ended March 31, 2021, the Company granted 149,524 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $30.67. The 149,524 performance-based restricted stock units represent the maximum number that can be earned. The number of performance-based restricted stock units that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2021. During the three months ended March 31, 2020, the Company granted 140,536 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $25.32, of which 126,482 were ultimately earned, based upon 2020 performance criteria achieved.
Stock-Based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.4 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $17.5 million at March 31, 2021, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized stock-based compensation cost is adjusted for any unearned or estimated not to be earned performance-based restricted stock units or forfeited shares.

8.    Stockholders’ Equity
Shareholder Return Plan
In February of 2021, the Company’s Board of Directors approved a three-year, $375 million shareholder return plan (the “Plan”), supporting increased stock repurchases and growth in the Company’s cash dividend. The Plan replaces the Company’s previous $60 million stock repurchase program, which was terminated, with funds totaling $49.6 million remaining that were unused.
Dividends
The Board of Directors approved the following cash dividends in 2021 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
March 1, 2021	$0.13	March 15, 2021	$6.2	March 26, 2021
May 5, 2021	$0.13	May 21, 2021	N/A(1)	June 25, 2021
___________________________________________
(1)    Amount will be determined based on common stock outstanding as of the record date.
Repurchase of Common Stock
The timing, price and volume of purchases under the Plan are based on market conditions, cash and liquidity requirements, relevant securities laws and other factors. The Plan may be discontinued or amended at any time. The Plan has no expiration date and terminates when the amount authorized has been expended or the Board of Directors withdraws its authorization.
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net sales:
United States	$3,570.1	$3,579.6
Canada	354.4	348.4
Corporate(1)	7.7	11.3
Total	$3,932.2	$3,939.3

Income before income taxes:
United States(2)	$25.5	$9.2
Canada(3)	0.6	2.4
Corporate(4)	(15.0)	(5.5)
Total	$11.1	$6.1

Interest expense, net:(5)
United States	$14.5	$14.6
Canada	0.7	0.5
Corporate(6)	(12.1)	(11.6)
Total	$3.1	$3.5

Depreciation and amortization:
United States	$12.5	$10.8
Canada	1.1	0.8
Corporate(7)	3.8	4.1
Total	$17.4	$15.7

Capital expenditures:
United States	$4.1	$4.4
Canada	0.8	0.6
Total	$4.9	$5.0
___________________________________________
(1)    Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.
(2)    Includes $8.3 million of cigarette inventory tax stamp holding gains recognized in Colorado.
(3)    Includes $3.8 million associated with an OTP tax claim in Ontario (see Note 5 - Contingencies).
(4)    Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses.
(5)    Includes $0.1 million of interest income for the three months ended March 31, 2020.
(6)    Consists primarily of intercompany eliminations for interest.
(7)    Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	March 31, 2021	December 31, 2020
Identifiable assets:
United States	$1,808.1	$1,781.0
Canada	174.0	173.7
Total	$1,982.1	$1,954.7

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended
	March 31,
Product Category	2021	2020
Cigarettes	$2,587.7	$2,582.7
Food	365.7	399.5
Fresh	120.1	120.5
Candy	244.6	256.4
OTP	387.6	360.0
Health, beauty & general	184.7	180.0
Beverages	41.7	39.7
Equipment/other	0.1	0.5
Total food/non-food products	1,344.5	1,356.6
Total net sales	$3,932.2	$3,939.3

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

Factors that might cause or contribute to such differences include, but are not limited to, the extent and duration of the disruption to business activities caused by the global health crisis associated with the novel coronavirus (“COVID-19”) pandemic outbreak, including the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets; declining cigarette sales volumes; our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, senior management and other key personnel; competition in our distribution markets, including product, service and pricing pressures related to the COVID-19 pandemic; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers and our ability to maintain favorable supplier arrangements; disruptions in suppliers’ operations, including the impact of the COVID-19 pandemic on our suppliers as well as supply chain, including potential problems with inventory availability and the potential result of higher cost of product and freight due to high demand of products and low supply for an unpredictable period of time; product liability and counterfeit product claims and manufacturer recalls of products, including ongoing litigation related to Juul products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations, including increased regulation of electronic cigarette and other alternative nicotine products; risks related to changes to our workforce, including reductions to hours, headcount and benefits as a result of the COVID-19 pandemic; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products (“OTP”); changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2020 filed with the SEC on March 1, 2021. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 40,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, OTP, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. As of March 31, 2021, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).

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
Our growth initiatives include elevating same store sales, gaining share of North American convenience stores and being opportunistic with traditional and industry-adjacent acquisition opportunities. While serving traditional convenience retailers remains the primary driver for our business, we serve a wide variety of alternative convenience retail formats including mass merchandisers, casinos, colleges and airports to name a few. Driving growth through these alternative convenience retail formats and channels is a core component of our strategy. Our focus on providing industry-leading category management solutions to our customers positions us to help our retail partners increase their sales and profits. We offer a wide array of marketing programs, innovative product alternatives, and technology solutions to our customers in pursuit of category management excellence. The final major component of our strategic framework is focused on leveraging costs. Core-Mark is actively engaged in efforts to increase the leverage of our operating cost structure through a range of initiatives, including technology investments, centralizing transactional processes and employee engagement aimed at increasing productivity.
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
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting policies and estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

First Quarter Overview and COVID-19 Update

The effects of the COVID-19 pandemic had an impact on our operating results during the three months ended March 31, 2021, and we expect it will continue to affect our business for some period of time. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, the unprecedented impact of the COVID-19 pandemic since the second quarter of 2020, including shelter-in-place orders by states, provinces, cities and counties resulted in a significant downturn in miles driven, resulting in a decline in convenience retail store visits across North America. Although we are seeing recovery as consumer purchase trends improve, we expect future results to continue to be impacted by the effects of the COVID-19 pandemic.

Our net sales in the first quarter of 2021 were $3,932.2 million compared to $3,939.3 million for the same period in 2020, a decrease of 0.2%, or $7.1 million. Adjusting for the impacts of foreign exchange and one less selling day this year, total net sales increased approximately 1% for the first quarter of 2021.
Gross profit in the first quarter of 2021 decreased 0.5%, or $1.0 million, to $217.4 million from $218.4 million for the same period in 2020, driven primarily by an increase in LIFO expense, an OTP tax claim this year, and a shift in sales mix within our food/non-food category to lower margin products driven primarily by changes in consumer behavior relating to the pandemic, largely offset by the benefit of higher inventory holding gains.

Gross profit margin was 5.53% of total net sales during the first quarter of 2021 compared to 5.54% for the same period in 2020. Remaining gross profit margin(1) decreased to 5.35% for the first quarter of 2021 from 5.51% for the same period in 2020. The decline in remaining gross profit margin was driven primarily by the change in the sales mix between cigarettes and food/non-food and a decline in margins within food/non-food as a result of a shift in sales mix and lower gross profit margins in certain categories. We expect our gross profit margin to continue to be impacted by both sales mix and lower margins in certain product categories for some period of time as a direct result of the impacts of the COVID-19 pandemic.

Operating expenses in the first quarter of 2021 decreased 2.5%, or $5.2 million, to $203.4 million from $208.6 million for the same period in 2020. The decrease in operating expenses was driven primarily by increased productivity and cost savings initiatives. Operating expenses were 5.2% of total net sales for the first quarter of 2021 compared to 5.3% of total net sales for the same period in 2020. Operating expenses were 96.8% of remaining gross profit(1) for the first quarter of 2021, compared to 96.1% of remaining gross profit for the same period in 2020.
Net income in the first quarter of 2021 increased $4.2 million to $8.5 million compared to $4.3 million for the same period in 2020. Adjusted EBITDA(1) was $44.3 million for the first quarter of 2021 compared to $35.3 million for the same period in 2020.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		March 31, 2021			March 31, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(7.1)	$3,932.2	100.0%	—%	$3,939.3	100.0%	—%
Net sales — Cigarettes	5.0	2,587.7	65.8	60.9	2,582.7	65.6	60.3
Net sales — Food/Non-food	(12.1)	1,344.5	34.2	39.1	1,356.6	34.4	39.7
Net sales, less excise taxes (non-GAAP)(2)	(8.0)	3,161.0	80.4	100.0	3,169.0	80.4	100.0
Gross profit(3)	(1.0)	217.4	5.5	6.9	218.4	5.5	6.9
Warehousing and distribution expenses	(5.1)	137.3	3.5	4.3	142.4	3.6	4.5
Selling, general and administrative expenses	(0.5)	63.4	1.6	2.0	63.9	1.6	2.0
Amortization of intangible assets	0.4	2.7	0.1	0.1	2.3	0.1	0.1
Income from operations	4.2	14.0	0.4	0.4	9.8	0.2	0.3
Interest expense, net	(0.4)	(3.1)	(0.1)	(0.1)	(3.5)	(0.1)	(0.1)
Foreign currency transaction gains (losses), net	0.4	0.2	—	—	(0.2)	—	—
Income before income taxes	5.0	11.1	0.3	0.4	6.1	0.2	0.2
Net income	4.2	8.5	0.2	0.3	4.3	0.1	0.1
Adjusted EBITDA (non-GAAP)(4)	9.0	44.3	1.1	1.4	35.3	0.9	1.1
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

Net Sales. Net sales in the first quarter of 2021 decreased by $7.1 million, or 0.2%, to $3,932.2 million, from $3,939.3 million for the same period in 2020. Adjusting for the impacts of foreign exchange and one less selling day this year, total net sales increased approximately 1% for the first quarter of 2021. The increase in net sales was driven primarily by cigarette price inflation and an increase in food/non-food sales to existing customers, offset by a decline in cigarette carton sales to existing customers and a net decrease in the number of stores serviced during the quarter.
Net Sales of Cigarettes. Net sales of cigarettes in the first quarter of 2021 increased by $5.0 million, or 0.2%, to $2,587.7 million from $2,582.7 million for the same period in 2020. The increase was driven primarily by a 7.2% increase in the average sales price per carton due primarily to cigarette manufacturers’ price increases, partially offset by a 6.6% decrease in carton sales. Cigarette carton sales decreased by 6.9% and 3.7% in the U.S. and Canada, respectively, reflecting a decrease in carton sales to existing customers, a net decrease in the number of stores serviced during the quarter and one less selling day. The first quarter of 2020 benefited from a 1.5% increase in cigarette carton sales to existing customers leading into the height of the COVID-19 pandemic. Although sales of cigarettes in the first quarter of 2021 continued to be impacted by changes in consumer buying habits as a result of the COVID-19 pandemic, sales trends late in the first quarter of 2021 reflected increased normalization of consumer behavior towards more pre-COVID levels.
Consistent with historical trends, we believe long-term cigarette consumption will be adversely impacted by rising prices, increases in excise taxes and other legislative actions, diminishing social acceptance, sales through illicit markets and increasing use of alternative nicotine products. We expect cigarette manufacturers will raise prices as carton sales decline in order to maintain or enhance their overall profitability, thus partially mitigating the effect of the declines to distributors. Historical industry data indicates that convenience retailers have more than offset cigarette profit declines through sales growth in food/non-food products.

Net cigarette sales as a percentage of total net sales was 65.8% in the first quarter of 2021 compared to 65.6% for the same period last year.
Net Sales of Food/Non-food Products. Net sales of food/non-food products in the first quarter of 2021 decreased $12.1 million, or 0.9%, to $1,344.5 million from $1,356.6 million for the same period in 2020.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	March 31,		Increase (Decrease)
Product Category	2021	2020	Amounts	Percentage
Food	$365.7	$399.5	$(33.8)	(8.5)%
Fresh	120.1	120.5	(0.4)	(0.3)%
Candy	244.6	256.4	(11.8)	(4.6)%
OTP	387.6	360.0	27.6	7.7%
Health, beauty & general (“HB&G”)	184.7	180.0	4.7	2.6%
Beverages	41.7	39.7	2.0	5.0%
Equipment/other	0.1	0.5	(0.4)	(80.0)%
Total food/non-food products	$1,344.5	$1,356.6	$(12.1)	(0.9)%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

Sales growth in the OTP, beverages and HB&G categories was offset by sales declines in the food and candy categories which were impacted by changes in consumer buying behavior related primarily to the COVID-19 pandemic. Sales trends late in the first quarter of 2021 reflected increased normalization of consumer behavior towards more pre-COVID levels.
Net sales of food/non-food products as a percentage of total net sales was 34.2% for the first quarter of 2021 compared to 34.4% for the same period in 2020.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and expenses and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the first quarter of 2021 decreased $1.0 million, or 0.5%, to $217.4 million from $218.4 million for the same period in 2020, driven primarily by an increase in LIFO expense, an OTP tax claim, a shift in sales mix within our food/non-food category to lower margin products and one less selling day in the first quarter this year, largely offset by higher inventory holding gains.
Distributors such as Core-Mark, may from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains. The first quarter of 2021 had $11.7 million higher inventory holding gains as compared to the same period in 2020. Cigarette inventory holding gains, which were impacted by the timing and amount of cigarette manufacturers’ price increases, increased $3.4 million for the first quarter of 2021. The first quarter of 2021 also included the benefit of an $8.3 million cigarette tax stamp inventory holding gain.
We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $10.5 million for the first quarter of 2021 compared to $7.8 million for the same period of 2020. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense. The increase in LIFO expense for the first quarter of 2021 was due primarily to an increase in expected price inflation for cigarettes and other tobacco products.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		March 31, 2021			March 31, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$(7.1)	$3,932.2	100.0%	—%	$3,939.3	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	(8.0)	3,161.0	80.4	100.0	3,169.0	80.4	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$3.4	$12.5	0.32%	0.40%	$9.1	0.23%	0.29%
Cigarette tax stamp inventory holding gains(4)	8.3	8.3	0.21	0.26	—	—	—
OTP tax claim(5)	(3.1)	(3.1)	(0.08)	(0.10)	—	—	—
LIFO expense(6)	(2.7)	(10.5)	(0.27)	(0.33)	(7.8)	(0.20)	(0.25)
Remaining gross profit (non-GAAP)(7)	(6.9)	210.2	5.35	6.65	217.1	5.51	6.85
Gross profit	$(1.0)	$217.4	5.53%	6.88%	$218.4	5.54%	6.89%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    See reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3)    For the first quarter of 2021, $10.9 million and $1.6 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the first quarter of 2020, $7.8 million and $1.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4)    For the first quarter of 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.
(5)    For the first quarter of 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment and excludes $0.7 million of interest expense.
(6)    The increase of $2.7 million in LIFO expense in 2021 was due primarily to an increase in the Producer Price Index (“PPI”) for the food/non-food products.
(7)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Gross profit margin was 5.53% of total net sales during the first quarter of 2021 compared to 5.54% for the same period in 2020. Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), decreased $6.9 million, or 3.2%, to $210.2 million for the first quarter of 2021 from $217.1 million for the same period in 2020. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 5.35% for the first quarter of 2021 from 5.51% for the same period in 2020, driven primarily by the change in the sales mix between cigarettes and food/non-food and a decline in margins within food/non-food as a result of a shift in sales mix towards lower margin categories and lower gross profit margins in certain categories.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $1.4 million, or 2.8%, to $48.3 million for the first quarter of 2021 from $49.7 million for the same period in 2020. Cigarette remaining gross profit margin, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 1.87% for the first quarter of 2021 from 1.92% for the same period in 2020. The decrease in cigarette remaining gross profit margin was driven primarily by the impact of cigarette price inflation, partially offset by an increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), decreased $5.5 million, or 3.3%, to $161.9 million for the first quarter of 2021 from $167.4 million the same period in 2020. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) in the first quarter of 2021 decreased to 12.04% from 12.34% for the same period in 2020. The decline in remaining gross profit margin was driven primarily by a decrease in sales of certain higher margin categories including food and HB&G, an increase in sales in our lower margin OTP category, and a decline in margin rate, primarily in alternative nicotine products within the HB&G category.

For the first quarter of 2021, our remaining gross profit for food/non-food products was 77.0% of our total remaining gross profit compared to 77.1% for the same period in 2020.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administration (“SG&A”) expenses and amortization of intangible assets. In the first quarter of 2021, operating expenses decreased by $5.2 million, or 2.5%, to $203.4 million from $208.6 million for the same period in 2020. The decrease in operating expenses was driven primarily by increased productivity and cost savings initiatives. As a percentage of total net sales, operating expenses were 5.2% for the first quarter of 2021 compared to 5.3% for the same period in 2020. Operating expenses were 96.8% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2021, compared to 96.1% of remaining gross profit for the same period in 2020. The increase in operating expenses as a percentage of remaining gross profit was due primarily to higher remaining gross profit margins and the benefit of lower employee bonus expense in the first quarter of 2020.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses decreased $5.1 million, or 3.6%, to $137.3 million in the first quarter of 2021 from $142.4 million for the same period in 2020. The reduction in warehousing and distribution expenses was due primarily to cost reductions, an increase in productivity and fewer deliveries. Warehousing and distribution expenses were 3.5% of total net sales for the first quarter of 2021 compared to 3.6% of total net sales for the same period in 2020. Warehousing and distribution expenses were 65.3% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the first quarter of 2021, compared to 65.6% of remaining gross profit in 2020.
SG&A Expenses. SG&A expenses decreased $0.5 million, or 0.8%, to $63.4 million in the first quarter of 2021 from $63.9 million for the same period in 2020. The reduction in SG&A expenses was due primarily to reductions related to our sales force restructure. SG&A expenses were 1.6% of total net sales for both the first quarter of 2021 and 2020. SG&A expenses were 30.2% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the first quarter of 2021 compared to 29.4% for the same period in 2020. The increase in SG&A expenses as a percentage of remaining gross profit was due primarily to the benefit of lower employee bonus expense in the first quarter of 2020.
Amortization Expense. Amortization expense increased $0.4 million, or 17.4%, in the first quarter of 2021 to $2.7 million from $2.3 million for the same period in 2020.
Interest Expense, Net. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net decreased to $3.1 million in the first quarter of 2021 from $3.5 million for the same period in 2020. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, and lower average borrowings during the first quarter of 2021. Interest expense in the first quarter of 2021 also included approximately $0.7 million in interest costs associated with an OTP tax claim in Ontario. Average borrowings in the first quarter of 2021 were $202.5 million with a weighted-average interest rate of 1.4% compared to average borrowings of $336.4 million with a weighted-average interest rate of 2.7% for the same period in 2020.
Foreign Currency Transaction Gains (Losses), Net.  We recognized a foreign currency gain of $0.2 million in the first quarter of 2021 compared to a loss of $0.2 million for the same period in 2020. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the first quarter of 2021, our effective tax rate was a provision of 23.4% compared to a provision of 29.5% for the same period in 2020. The decrease in our effective tax rate was due primarily to an increase in the year-over-year tax basis stock compensation expense deduction as a result of a higher average stock price in the first quarter of 2021 as compared to the first quarter of 2020. We expect our effective tax rate to be approximately 26.5% for 2021.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), was $44.3 million for the first quarter of 2021 compared to $35.3 million for the same period last year. The increase in Adjusted EBITDA included the benefit of an $11.7 million increase in inventory holding gains, partially offset by $3.1 million in costs associated with an OTP tax claim.
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

The following table reconciles Adjusted EBITDA to net income, as net income is the most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended
	March 31,		%
	2021	2020	Change
Net income	$8.5	$4.3	97.7%
Interest expense, net(2)	3.1	3.5
Provision for income taxes	2.6	1.8
Depreciation and amortization	17.4	15.7
LIFO expense	10.5	7.8
Stock-based compensation expense	2.4	2.0
Foreign currency transaction (gains) losses, net	(0.2)	0.2
Adjusted EBITDA (non-GAAP)	$44.3	$35.3	25.5%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    Interest expense, net, is reported net of interest income.
The following tables reconcile net sales, less excise taxes to net sales, and remaining gross profit to gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended
	March 31,
	2021	2020
Net sales	$3,932.2	$3,939.3
Excise taxes	(771.2)	(770.3)
Net sales, less excise taxes (non-GAAP)	$3,161.0	$3,169.0

Gross profit	$217.4	$218.4
Cigarette inventory holding gains(2)	(12.5)	(9.1)
Cigarette tax stamp inventory holding gains(3)	(8.3)	—
OTP tax claim(4)	3.1	—
LIFO expense	10.5	7.8
Remaining gross profit (non-GAAP)	$210.2	$217.1

Gross profit %	5.53%	5.54%
Gross profit % less excise taxes (non-GAAP)	6.88%	6.89%
Remaining gross profit % (non-GAAP)	5.35%	5.51%
Remaining gross profit % less excise taxes (non-GAAP)	6.65%	6.85%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended March 31, 2021, the $10.9 million and $1.6 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2020, the $7.8 million and $1.3 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the three months ended March 31, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.
(4)    For the three months ended March 31, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

	Three Months Ended
	March 31,
	2021	2020
Cigarettes:
Net sales	$2,587.7	$2,582.7
Excise taxes	(661.4)	(672.2)
Net sales, less excise taxes (non-GAAP)	$1,926.3	$1,910.5

Gross profit	$59.9	$51.9
Cigarette inventory holding gains(2)	(12.5)	(9.1)
Cigarette tax stamp inventory holding gains(3)	(8.3)	—
LIFO expense	9.2	6.9
Remaining gross profit (non-GAAP)	$48.3	$49.7

Gross profit %	2.31%	2.01%
Gross profit % less excise taxes (non-GAAP)	3.11%	2.72%
Remaining gross profit % (non-GAAP)	1.87%	1.92%
Remaining gross profit % less excise taxes (non-GAAP)	2.51%	2.60%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended March 31, 2021, the $10.9 million and $1.6 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2020, $7.8 million and $1.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the three months ended March 31, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.

	Three Months Ended
	March 31,
	2021	2020
Food/Non-food:
Net sales	$1,344.5	$1,356.6
Excise taxes	(109.8)	(98.1)
Net sales, less excise taxes (non-GAAP)	$1,234.7	$1,258.5

Gross profit	$157.5	$166.5
OTP tax claim(2)	3.1	—
LIFO expense	1.3	0.9
Remaining gross profit (non-GAAP)	$161.9	$167.4

Gross profit %	11.71%	12.27%
Gross profit % less excise taxes (non-GAAP)	12.76%	13.23%
Remaining gross profit % (non-GAAP)	12.04%	12.34%
Remaining gross profit % less excise taxes (non-GAAP)	13.11%	13.30%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended March 31, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Three Months Ended
	March 31,
	2021	2020
Gross profit	$217.4	$218.4
Cigarette inventory holding gains(2)	(12.5)	(9.1)
Cigarette tax stamp inventory holding gains(3)	(8.3)	—
OTP tax claim(4)	3.1	—
LIFO expense	10.5	7.8
Remaining gross profit (non-GAAP)	$210.2	$217.1

Warehousing and distribution expenses	$137.3	$142.4
Selling, general and administrative expenses	63.4	63.9
Amortization of intangible assets	2.7	2.3
Total operating expenses	$203.4	$208.6

Warehouse and distribution expense as a percentage of remaining gross profit (non-GAAP)	65.3%	65.6%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	30.2%	29.4%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.3%	1.1%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	96.8%	96.1%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended March 31, 2021, the $10.9 million and $1.6 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended March 31, 2020, $7.8 million and $1.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the three months ended March 31, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.
(4)    For the three months ended March 31, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

Liquidity and Capital Resources
Our cash and cash equivalents were $43.5 million and $22.8 million as of March 31, 2021 and December 31, 2020, respectively.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the three months ended March 31, 2021, our cash flows provided by operating activities were $41.4 million. Subject to borrowing base limitations, we had $406.9 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of March 31, 2021.
We are potentially exposed to increased credit risk as a result of the COVID-19 pandemic. While the vast majority of our customers are convenience retailers that continue to operate as essential businesses, our customers include smaller independent convenience retailers that may face liquidity constraints as a result of reduced store traffic. Our customers also include non-convenience store formats including hotel gift shops, casinos, tobacco shops, schools, airport concessions and other specialty and small format stores that carry convenience products. Some of these customers may have temporarily ceased, or significantly reduced, operations due to government-imposed restrictions while others have seen a material decline in store traffic.

Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), provided net cash of $41.4 million for the three months ended March 31, 2021 compared to $32.5 million of net cash provided for the same period in 2020, an increase of $8.9 million. The increase was primarily attributable to an increase in net non-cash additions to net income, partially offset by a decrease in changes in working capital during the comparative periods.

Working capital used $14.0 million of cash for the three months ended March 31, 2021, compared to $0.8 million of cash used for the three months ended March 31, 2020, an increase of $13.2 million. These contributions for the comparative periods were impacted primarily by an increase in accounts receivable, net, a smaller decline in deposits, prepayments and other non-current assets, a smaller increase in accounts payable and a larger decrease in cigarette and tobacco taxes payable. The increased cash use in working capital associated with these factors was more than offset by a smaller increase in inventory due primarily to the timing of cigarette manufacturers’ price increases and larger ending inventory during the year ended December 31, 2020, as compared to December 31, 2019.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Three Months Ended
	March 31,
	2021	2020	Change
Accounts receivable, net	$(15.7)	$12.0	$(27.7)
Other receivables, net	10.9	(5.5)	16.4
Inventories, net	(7.3)	(102.4)	95.1
Deposits, prepayments and other non-current assets	(0.7)	31.8	(32.5)
Accounts payable	58.9	79.5	(20.6)
Cigarette and tobacco taxes payable	(46.0)	(17.9)	(28.1)
Claims, accrued and other long-term liabilities	(14.1)	1.7	(15.8)
Net cash provided by (used in) changes in working capital	$(14.0)	$(0.8)	$(13.2)
Cash Flows from Investing Activities
Our investing activities used net cash of $5.3 million for the three months ended March 31, 2021 compared to net cash used of $5.8 million for the same period in 2020. Capitalization of software and related development costs were $0.4 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Additions to property, plant and equipment were $4.9 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively. We expect our capital expenditures for 2021 to be approximately $45 million for the year, which will be utilized primarily for maintenance and technology initiatives, as well as upgrades to certain distribution facilities and the relocation of one distribution facility.
Cash Flows from Financing Activities
Our financing activities used net cash of $15.5 million for the three months ended March 31, 2021 compared to net cash used of $15.2 million for the same period in 2020, a decrease of $0.3 million. Net borrowings of our Credit Facility during the three months ended March 31, 2021 were $1.0 million compared to net repayments of $11.8 million for the same period in 2020.
Our Credit Facility
We have a Credit Facility with a capacity of $750 million as of March 31, 2021 and expansion feature of $200.0 million, limited by a borrowing base consisting of eligible accounts receivables and inventories. On February 26, 2021, the Company entered into an Eleventh Amendment to its Credit Facility, which primarily extends the maturity date from March 28, 2022 to February 26, 2026. With the Eleventh Amendment, the size and expansion feature of the Credit Facility remain unchanged and certain threshold amounts for reporting and notices as well as the size of certain baskets were increased. The Eleventh Amendment also added certain additional covenant baskets and incorporated customary language regarding London Interbank Offered Rate (“LIBOR”) replacement, defaulting lenders, electronic execution, Bail-in acknowledgement and letters of credit. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect LIBOR or CDOR based loans prepaid prior to the end of an interest period).
Amounts related to the Credit Facility are as follows (in millions):

	March 31,	December 31,
	2021	2020
Amounts borrowed, net	$259.0	$258.0
Outstanding letters of credit	43.6	19.5
Amounts available to borrow(1)	406.9	402.4
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three months ended March 31, 2021 were $202.5 million, with outstanding amounts borrowed at any one time ranging from $142.5 million to $301.0 million over the three-month period. For the three months ended March 31, 2020, average borrowings were $336.4 million, with outstanding amounts borrowed at any one time ranging from $151.5 million to $499.3 million over the three-month period. The increase in the outstanding letters of credit as of March 31, 2021, is due primarily to a change in insurance carriers for casualty coverage. The increased letters of credit supports potential run-off claims under the previous insurance policy and is expected to decline over time as potential claims are resolved.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, regarding off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, did not change materially during the three months ended March 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The JLI MDL litigation is currently in an early stage, and the personal injury plaintiffs have not made a monetary demand to the defendants. JLI is indemnifying Core-Mark in the JUUL MDL.
On September 25, 2020, Core-Mark filed a petition with the Ontario Superior Court of Justice to appeal a decision with respect to the results of a tax audit for the period of December 2014 through January 2018 pertaining to taxes on sales of other tobacco products to First Nations Consumers. The Ontario Ministry of Finance (the “Ministry”) questions whether the amount of cigars Core-Mark sold to First Nations consumers was a reasonable amount and as a result whether taxes should have been assessed. The position of the Ontario Ministry is based on an undefined standard of what constitutes a reasonable quantum of sales. While the Company remains confident in the validity of its appeal, Core-Mark has decided, based on a recent ruling by the Ontario Divisional Court in a similar matter and that this matter could potentially be resolved between the parties, to record a reserve of approximately 50%, or $3.8 million, against the total tax audit claim. In contrast to rulings by the Ontario Divisional Court, Core-Mark will have the automatic right to appeal to the Ontario Court of Appeal in the event of an unfavorable ruling by the Ontario Superior Court of Justice. Additionally, the Ministry claims Core-Mark sold tobacco to First Nations consumers without a valid permit. The Company is confident that it will be able to demonstrate that valid permits did exist.
ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the three months ended March 31, 2021.

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

10.1
Eleventh Amendment to Credit Agreement, dated February 26, 2021, among Core-Mark Holding Company, Inc., Core-Mark International, Inc., Core-Mark Midcontinent, Inc., Core-Mark Interrelated Companies, Inc., Core-Mark Distributors, Inc., as Borrowers, Sources LLC, as a Loan Party, the Lenders Signatory Thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on March 1, 2021).

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

Core-Mark Holding Company, Inc.
(Registrant)

May 6, 2021	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)