Form 10-Q
period 2021-06-30
Core-Mark Holding Company, Inc.
filed 2021-08-05
CIK 1318084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes  ☐    No  ☒
As of August 2, 2021, 45,181,559 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34.3	$22.8
Accounts receivable, net of allowance for credit losses of $16.3 and $16.5 as of June 30, 2021 and December 31, 2020, respectively	412.6	362.6
Other receivables, net	108.5	105.5
Inventories, net (Note 3)	847.9	758.5
Deposits and prepayments	115.5	87.8
Total current assets	1,518.8	1,337.2
Property and equipment, net	285.7	276.0
Operating lease right-of-use assets	191.7	203.6
Goodwill	72.8	72.8
Other intangible assets, net	38.3	40.7
Other non-current assets, net	25.6	24.4
Total assets	$2,132.9	$1,954.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278.0	$190.9
Book overdrafts	58.4	31.1
Cigarette and tobacco taxes payable	272.2	302.9
Operating lease liabilities	31.4	32.9
Accrued liabilities	180.0	188.0
Total current liabilities	820.0	745.8
Long-term debt (Note 4)	431.8	344.5
Deferred income taxes	18.1	2.1
Long-term operating lease liabilities	171.1	179.7
Other long-term liabilities	11.6	12.5
Claims liabilities	35.2	38.2
Total liabilities	1,487.8	1,322.8
Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value (150,000,000 shares authorized; 53,172,127 and 52,918,347 shares issued; 45,175,327 and 44,921,547 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	0.5	0.5
Additional paid-in capital	298.9	298.3
Treasury stock at cost (7,996,800 shares of common stock at each of June 30, 2021 and December 31, 2020, respectively)	(123.0)	(123.0)
Retained earnings	471.4	459.7
Accumulated other comprehensive loss	(2.7)	(3.6)
Total stockholders’ equity	645.1	631.9
Total liabilities and stockholders’ equity	$2,132.9	$1,954.7
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$4,495.9	$4,263.9	$8,428.1	$8,203.2
Cost of goods sold	4,252.2	4,050.8	7,967.0	7,771.7
Gross profit	243.7	213.1	461.1	431.5
Warehousing and distribution expenses	147.0	125.5	284.3	267.9
Selling, general and administrative expenses	68.1	59.8	131.5	123.7
Amortization of intangible assets	2.6	2.4	5.3	4.7
Total operating expenses	217.7	187.7	421.1	396.3
Income from operations	26.0	25.4	40.0	35.2
Interest expense, net	(2.4)	(2.8)	(5.5)	(6.3)
Foreign currency transaction gains (losses), net	0.2	—	0.4	(0.2)
Income before income taxes	23.8	22.6	34.9	28.7
Provision for income taxes	(8.3)	(5.7)	(10.9)	(7.5)
Net income	$15.5	$16.9	$24.0	$21.2

Basic and diluted earnings per share (Note 6)	$0.34	$0.38	$0.53	$0.47

Basic weighted-average shares (Note 6)	45.2	45.1	45.2	45.2

Diluted weighted-average shares (Note 6)	45.5	45.3	45.4	45.4
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$15.5	$16.9	$24.0	$21.2
Foreign currency translation gains (losses), net	0.5	1.3	0.9	(1.4)
Comprehensive income	$16.0	$18.2	$24.9	$19.8
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total stockholders’ equity, beginning balances	$632.8	$582.2	$631.9	$591.9

Common stock:
Beginning and ending balances	$0.5	$0.5	$0.5	$0.5

Additional paid-in capital:
Beginning balances	$296.6	$290.2	$298.3	$290.6
Common stock issued, net of shares withheld for employee taxes	(0.2)	—	(4.3)	(2.4)
Stock-based compensation expense	2.5	2.1	4.9	4.1
Ending balances	$298.9	$292.3	$298.9	$292.3

Treasury stock:
Beginning balances	$(123.0)	$(118.0)	$(123.0)	$(112.6)
Repurchase of common stock	—	—	—	(5.4)
Ending balances	$(123.0)	$(118.0)	$(123.0)	$(118.0)

Retained earnings:
Beginning balances	$461.9	$417.3	$459.7	$418.5
Net income	15.5	16.9	24.0	21.2
Dividends declared	(6.0)	(5.5)	(12.3)	(11.0)
Ending balances	$471.4	$428.7	$471.4	$428.7

Accumulated other comprehensive loss:
Beginning balances	$(3.2)	$(7.8)	$(3.6)	$(5.1)
Other comprehensive gains (losses)	0.5	1.3	0.9	(1.4)
Ending balances	$(2.7)	$(6.5)	$(2.7)	$(6.5)

Total stockholders’ equity, ending balances	$645.1	$597.0	$645.1	$597.0

Common stock shares:
Beginning share balance	53.2	52.9	52.9	52.7
Common stock issued, net of shares withheld for employee taxes	—	—	0.3	0.2
Ending share balance	53.2	52.9	53.2	52.9

Treasury stock shares:
Beginning share balance	(8.0)	(7.8)	(8.0)	(7.6)
Repurchase of common stock	—	—	—	(0.2)
Ending share balance	(8.0)	(7.8)	(8.0)	(7.8)

Total shares outstanding	45.2	45.1	45.2	45.1

Dividends declared per share	$0.13	$0.12	$0.26	$0.24
______________________________________________
See accompanying notes to condensed consolidated financial statements.

CORE-MARK HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$24.0	$21.2
Adjustments to reconcile net income to net cash provided by operating activities:
LIFO and inventory provisions	21.7	15.6
Amortization of debt issuance costs	0.5	0.4
Stock-based compensation expense	4.9	4.1
Credit loss expense, net	1.6	4.6
Impairment charge and other	0.1	0.3
(Gain) loss on disposals	(0.1)	0.1
Depreciation and amortization	34.9	32.4
Foreign currency transaction (gains) losses, net	(0.4)	0.2
Deferred income taxes	16.0	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(51.0)	(86.1)
Other receivables, net	(2.6)	(5.1)
Inventories, net	(108.6)	12.4
Deposits, prepayments and other non-current assets	(29.4)	48.1
Accounts payable	86.6	114.1
Cigarette and tobacco taxes payable	(32.2)	49.0
Claims, accrued and other long-term liabilities	(16.1)	7.3
Net cash (used in) provided by operating activities	(50.1)	219.0
Cash flows from investing activities:
Additions to property and equipment, net	(10.0)	(9.8)
Capitalization of software and related development costs	(1.7)	(0.9)
Proceeds from sale of other non-current assets	—	1.1
Net cash used in investing activities	(11.7)	(9.6)
Cash flows from financing activities:
Borrowings under revolving credit facility	998.4	884.8
Repayments under revolving credit facility	(924.4)	(984.6)
Payments of financing costs	(2.8)	—
Payments on finance leases	(8.6)	(5.5)
Dividends paid	(12.1)	(11.1)
Repurchases of common stock	—	(5.5)
Tax withholdings related to net share settlements of restricted stock units	(4.3)	(2.4)
Increase in book overdrafts	27.3	8.0
Net cash provided by (used in) financing activities	73.5	(116.3)
Effects of changes in foreign exchange rates	(0.2)	1.0
Change in cash and cash equivalents	11.5	94.1
Cash and cash equivalents, beginning of period	22.8	14.1
Cash and cash equivalents, end of period	$34.3	$108.2
Supplemental disclosures:
Cash paid during the period for:
Income taxes, net	$(21.0)	$(8.9)
Interest	$(2.2)	$(4.3)
Operating lease liabilities arising from obtaining new right-of-use assets	$11.5	$2.0
Finance lease liabilities arising from obtaining new right-of-use assets	$27.3	$27.9
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021, the unaudited condensed consolidated statements of operations and comprehensive income, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain footnotes and other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements, which are included in its 2020 Annual Report on Form 10-K, filed with the SEC on March 1, 2021.
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
Plan of Merger with Performance Food Group Company
On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Performance Food Group Company (“PFG”) and certain of its subsidiaries, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Core-Mark will be acquired by PFG and will thereafter be a wholly-owned subsidiary of PFG (the “PFG Merger”).
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the PFG Merger, each share of common stock, par value $0.01 per share, of the Company will be automatically canceled and converted into the right to receive (i) 0.44 validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of PFG and (ii) $23.875 in cash, without interest. The Company has also agreed to various covenants in the Merger Agreement, including a restriction on future share repurchases and a $50 million annual limit for capital expenditures.
The boards of directors of both Core-Mark and PFG have approved the PFG Merger. The completion of the transactions contemplated by the Merger Agreement are subject to customary closing conditions, including approval by the holders of a majority of the outstanding shares of the Company’s capital stock and the receipt of various regulatory approvals.
The Company incurred approximately $4.9 million and $5.2 million in transaction expenses related to the Merger Agreement and the Merger for the three and six months ended June 30, 2021, respectively.

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
On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance enhances and simplifies various aspects of the income tax accounting guidance, including requirements pertaining to hybrid tax regimes, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this pronouncement effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
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
Murphy U.S.A., the Company’s largest customer, accounted for approximately 13% and 14% of the Company’s net sales for the three and six months ended June 30, 2021, respectively, and approximately 15% of the Company’s net sales for each of the three and six months ended June 30, 2020. No other customer individually accounted for more than 10% of sales for these periods. No single customer individually accounted for 10% or more of the Company’s accounts receivable as of June 30, 2021 or December 31, 2020.
3.    Inventories, Net
Inventories consist of the following (in millions):

	June 30, 2021	December 31, 2020
Inventories at FIFO, net of reserves	$1,105.1	$993.9
Less: LIFO reserve	(257.2)	(235.4)
Total inventories, net of reserves	$847.9	$758.5
Cost of goods sold reflects the application of the last-in, first-out (“LIFO”) method of valuing inventories in the U.S. based upon estimated annual producer price indexes. Inventories in Canada are valued on a first-in, first-out (“FIFO”) basis, as LIFO is not a permitted inventory valuation method in Canada. During periods of rising prices, the LIFO method of costing inventories generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method of costing inventories generally results in lower current costs being charged against income and higher stated inventories. If the FIFO method had been used for valuing inventories in the U.S., inventories would have been approximately $257.2 million and $235.4 million higher as of June 30, 2021 and December 31, 2020, respectively. The Company recorded LIFO expense of $11.3 million and $8.3 million for the three months ended June 30, 2021 and 2020, respectively, and $21.8 million and $16.1 million for the six months ended June 30, 2021 and 2020, respectively. During the first quarter of 2021, the Company concluded that it qualifies for and intends to file a change to the tax method of determining the LIFO reserve which increased deferred tax liabilities and decreased taxes payable by approximately $16 million.

4.    Long-Term Debt
Long-term debt consists of the following (in millions):

	June 30, 2021	December 31, 2020
Amounts borrowed (Credit Facility)	$332.0	$258.0
Obligations under finance leases	99.8	86.5
Total long-term debt	$431.8	$344.5
The Company has a revolving credit facility (the “Credit Facility”) with a capacity of $750.0 million and expansion feature of $200.0 million as of June 30, 2021, limited by a borrowing base consisting of eligible accounts receivable and inventories. On February 26, 2021, the Company entered into an eleventh amendment to its Credit Facility (the “Eleventh Amendment”), which primarily extends the maturity date from March 28, 2022 to February 26, 2026. With the Eleventh Amendment, the size and expansion feature of the Credit Facility remain unchanged and certain threshold amounts for reporting and notices as well as the size of certain baskets were increased. The Eleventh Amendment also added certain additional covenant baskets and incorporated customary language regarding London Interbank Offered Rate (“LIBOR”) replacement, defaulting lenders, electronic execution, bail-in acknowledgement and letters of credit. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect LIBOR or Canadian Dollar Offered Rate (“CDOR”) based loans prepaid prior to the end of an interest period).
The Company incurred fees of approximately $2.8 million in connection with the Eleventh Amendment.
Amounts related to the Credit Facility are as follows (in millions, except interest rate data):

	June 30, 2021	December 31, 2020
Amounts borrowed, net	$332.0	$258.0
Outstanding letters of credit	43.8	19.5
Amounts available to borrow(1)	347.3	402.4
Unamortized debt issuance costs	3.3	0.9
___________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average borrowings	$221.2	$354.3	$211.9	$345.3
Range of borrowings	126.0 - 378.0	225.0 - 451.0	126.0 - 378.0	151.5 - 499.3
Unused Credit Facility and letter of credit participation fees(1)	0.4	0.3	0.8	0.6
Amortization of debt issuance costs(1)	0.2	0.2	0.5	0.4
Weighted-average interest rate(2)	1.4%	1.4%	1.4%	2.1%
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

On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core-Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The parties in JLI MDL litigation are currently engaged in discovery, and the personal injury plaintiffs have not made a monetary demand to the defendants. JLI is indemnifying Core-Mark in connection with the JUUL MDL and similar litigation.
On September 25, 2020, Core-Mark filed a petition with the Ontario Superior Court of Justice to appeal a decision with respect to the results of a tax audit for the period of December 2014 through January 2018 pertaining to taxes on sales of other tobacco products to First Nations Consumers. The Ontario Ministry of Finance (the “Ministry”) questions whether the amount of other tobacco products Core-Mark sold to First Nations consumers was a reasonable amount and as a result whether taxes should have been assessed. The position of the Ontario Ministry is based on an undefined standard of what constitutes a reasonable quantum of sales. While the Company remains confident in the validity of its appeal, Core-Mark has decided, based on a recent ruling by the Ontario Divisional Court in a similar matter and that this matter could potentially be resolved between the parties, to record a reserve of approximately 50%, or $3.8 million, against the total tax audit claim. In contrast to rulings by the Ontario Divisional Court, Core-Mark will have the automatic right to appeal to the Ontario Court of Appeal in the event of an unfavorable ruling by the Ontario Superior Court of Justice. Additionally, the Ministry claims Core-Mark sold other tobacco products to First Nations consumers without a valid permit. The Company is confident that it will be able to demonstrate that valid permits did exist.
Between June 28, 2021 and July 6, 2021, two complaints were filed in the District Court of the Southern District of New York by purported stockholders of Core-Mark: (i) Shiva Stein v. Core-Mark Holding Company, Inc., et al., Case No. 1:21-cv-05606 (which is referred to as the Stein Complaint) and (ii) Matthew Whitfield v. Core-Mark Holding Company, Inc., et al., Case No. 1:21-cv-05803 (which is referred to as the Whitfield Complaint and, together with the Stein Complaint, the Federal Court Actions). Each of the Federal Court Actions names Core-Mark and the members of the Core-Mark Board as defendants and the Whitfield Complaint also names PFG, Merger Sub I, and Merger Sub II as defendants. The Federal Court Actions assert claims under Sections 14(a) and 20(a) of the Exchange Act and related provisions and, among other things, allege that defendants omitted material information from the preliminary proxy statement/prospectus that was filed on June 25, 2021. The Federal Court Actions seek, among other things, to enjoin or rescind the proposed transactions and request awards of attorneys’ and experts’ fees and damages in unspecified amounts. The Company does not expect these complaints to have a material adverse impact on the proposed transaction or result in the payment of significant fees.
6.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings
Net income	$15.5	$16.9	$24.0	$21.2
Shares
Weighted-average common shares outstanding (basic shares)	45.2	45.1	45.2	45.2
Adjustment for assumed dilution:
Restricted stock units	0.2	0.1	0.1	0.1
Performance shares	0.1	0.1	0.1	0.1
Weighted-average shares assuming dilution (diluted shares)	45.5	45.3	45.4	45.4
Earnings per share
Basic and diluted(1)	$0.34	$0.38	$0.53	$0.47
___________________________________________
(1)    Basic and diluted earnings per share are calculated based on unrounded actual amounts.
The number of common shares that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 6,366 and 236,139 for the three and six months ended June 30, 2021 respectively, and

31,138 and 502,161 for the same periods in 2020, respectively.
7.    Income Taxes
The Company’s effective tax rate (“ETR”) was 34.9% and 31.2% for the three and six months ended June 30, 2021, respectively, and 25.2% and 26.1% for the three and six months ended June 30, 2020, respectively. The increase in our effective tax rate was due primarily to the transaction costs pertaining to the Merger Agreement that are not deductible for income tax purposes and an increase in non-deductible compensation expenses in accordance with Section 162(m) of the internal revenue code.
8.    Stock-Based Compensation Plans
2019 Long-Term Incentive Plan
On May 21, 2019, the Company’s stockholders approved the 2019 Long-Term Incentive Plan (“2019 LTIP”) which, among other things, replaced the Company’s 2010 Long-Term Incentive Plan (as amended, the “2010 LTIP”) and reserved for awards an aggregate of up to 4,236,959 shares. As of June 30, 2021, the total number of shares available for issuance under the 2019 LTIP was 2,842,680. The 2019 LTIP allows the Company to grant, among other things, time-vesting and performance-based restricted stock unit awards. Awards may be made under the 2019 LTIP through May 21, 2029.
Grant Activities
During the six months ended June 30, 2021 and 2020, the Company granted 232,090 and 280,325, respectively, of time-vesting restricted stock units to certain of its employees and non-employee directors at a weighted-average grant date fair value of $31.03 and $25.38, respectively.
During the six months ended June 30, 2021, the Company granted 155,746 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $31.13. The 155,746 performance-based restricted stock units represent the maximum number that can be earned. The number of performance-based restricted stock units that employees ultimately earn will be based on the Company’s achievement of certain specified performance targets for the full year of 2021. During the six months ended June 30, 2020, the Company granted 154,363 performance-based restricted stock units to certain of its employees at a weighted-average grant date fair value of $25.48, of which 138,927 were ultimately earned, based upon 2020 performance criteria achieved.
Stock-Based Compensation Cost
Total stock-based compensation cost included in selling, general and administrative expenses was $2.5 million for each of the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation cost of $4.9 million and $4.1 million, respectively. Total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements was $13.8 million at June 30, 2021, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized stock-based compensation cost is adjusted for any unearned or estimated not to be earned performance-based restricted stock units or forfeited shares.

9.    Stockholders’ Equity
Shareholder Return Plan
In February of 2021, the Company’s Board of Directors approved a three-year, $375 million shareholder return plan (the “Plan”), supporting increased stock repurchases and growth in the Company’s cash dividend. The Plan replaces the Company’s previous $60 million stock repurchase program, which was terminated, with funds totaling $49.6 million remaining that were unused. In May 2021, the Company entered into the Merger Agreement, which includes covenants restricting the Company’s ability to repurchase stock but allows for future dividend payments.
Dividends
The Board of Directors approved the following cash dividends in 2021 (in millions, except per share data):

Declaration Date	Dividend Per Share	Record Date	Cash Payment Amount	Payment Date
March 1, 2021	$0.13	March 15, 2021	$6.2	March 26, 2021
May 5, 2021	$0.13	May 21, 2021	$5.9	June 25, 2021
August 4, 2021	$0.13	August 20, 2021	N/A(1)	September 24, 2021
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

Information about the Company’s business operations based on geographic areas is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales:
United States	$4,053.0	$3,860.0	$7,623.1	$7,439.6
Canada	435.0	394.6	789.4	743.0
Corporate(1)	7.9	9.3	15.6	20.6
Total	$4,495.9	$4,263.9	$8,428.1	$8,203.2

Income before income taxes:
United States(2)	$43.6	$26.0	$69.2	$35.2
Canada(3)	1.2	1.8	1.7	4.3
Corporate(4)	(21.0)	(5.2)	(36.0)	(10.8)
Total	$23.8	$22.6	$34.9	$28.7

Interest expense, net:(5)
United States	$15.3	$15.3	$29.8	$29.9
Canada	0.6	(0.2)	1.3	0.3
Corporate(6)	(13.5)	(12.3)	(25.6)	(23.9)
Total	$2.4	$2.8	$5.5	$6.3

Depreciation and amortization:
United States	$12.9	$11.0	$25.4	$21.8
Canada	1.1	0.8	2.2	1.6
Corporate(7)	3.5	4.9	7.3	9.0
Total	$17.5	$16.7	$34.9	$32.4

Capital expenditures:
United States	$5.2	$3.8	$9.3	$8.2
Canada	0.2	1.0	0.7	1.6
Total	$5.4	$4.8	$10.0	$9.8
___________________________________________
(1)    Consists primarily of external sales made by the Company’s consolidating warehouses, management service fee revenue, allowance for sales returns and certain other sales adjustments.
(2)    Includes $8.3 million of cigarette inventory tax stamp holding gains recognized in Colorado for the six months ended June 30, 2021.
(3)    Includes $3.8 million associated with an OTP tax claim in Ontario for the six months ended June 30, 2021 (see Note 5 - Contingencies).
(4)    Consists primarily of expenses and other income, such as corporate incentives and salaries, LIFO expense, health care costs, insurance and workers’ compensation adjustments, elimination of overhead allocations and foreign exchange gains or losses. The decrease in Corporate income before income taxes for the three months ended June 30, 2021 was driven primarily by higher salaries due primarily to business process centralization, employee bonus, LIFO expense and professional fees related to the planned merger with PFG.
(5)    Includes nominal interest income earned for the three and six months ended June 30, 2021, respectively. Includes $0.1 million and $0.2 million of interest income for the three and six months ended June 30, 2020, respectively.
(6)    Consists primarily of intercompany eliminations for interest.
(7)    Consists primarily of depreciation for the consolidation centers and amortization of intangible assets.

Identifiable assets by geographic area are as follows (in millions):

	June 30, 2021	December 31, 2020
Identifiable assets:
United States	$1,951.5	$1,781.0
Canada	181.4	173.7
Total	$2,132.9	$1,954.7

The net sales mix for the Company’s primary product categories is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2021	2020	2021	2020
Cigarettes	$2,899.9	$2,892.6	$5,487.6	$5,475.3
Food	456.9	363.0	822.6	762.5
Fresh	148.6	121.9	268.7	242.4
Candy	294.0	243.8	538.6	500.2
OTP	422.3	390.9	809.9	750.9
Health, beauty & general	210.1	202.3	394.8	382.3
Beverages	63.2	49.4	104.9	89.1
Equipment/other	0.9	—	1.0	0.5
Total food/non-food products	1,596.0	1,371.3	2,940.5	2,727.9
Total net sales	$4,495.9	$4,263.9	$8,428.1	$8,203.2

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

Factors that might cause or contribute to such differences include, but are not limited to, the extent and duration of the disruption to business activities caused by the global health crisis associated with the novel coronavirus (“COVID-19”) pandemic outbreak, including labor availability and the effects on vehicle miles driven, on the financial health of our business partners, on supply chains, and on financial and capital markets; declining cigarette sales volumes; our dependence on the convenience retail industry for our revenues; our dependence on qualified labor, senior management and other key personnel; competition in our distribution markets, including product, service and pricing pressures related to the COVID-19 pandemic; uncertainties relating to the timing of the completion of our pending merger with Performance Food Group Company and the ability of each party to complete the merger; risks and costs associated with efforts to grow our business through acquisitions; the dependence of some of our distribution centers on a few relatively large customers; manufacturers or retail customers adopting direct distribution channels; fuel and other transportation costs; failure, disruptions or security breaches of our information technology systems; the low-margin nature of cigarette and consumable goods distribution; our reliance on manufacturer discount and incentive programs and cigarette excise stamping allowances; our dependence on relatively few suppliers and our ability to maintain favorable supplier arrangements; disruptions in suppliers’ operations, including the impact of the COVID-19 pandemic on our suppliers as well as supply chain, including potential problems with inventory availability and the potential result of higher cost of product and freight due to high demand of products and low supply for an unpredictable period of time; product liability and counterfeit product claims and manufacturer recalls of products, including ongoing litigation related to Juul products; our ability to achieve the expected benefits of implementation of marketing initiatives; failing to maintain our brand and reputation; unexpected outcomes in legal proceedings; attempts by unions to organize our employees; increasing expenses related to employee health benefits; changes to minimum wage laws; failure to comply with governmental regulations or substantial changes to governmental regulations, including increased regulation of cigarettes, tobacco and alternative nicotine products including vape; risks related to changes to our workforce, including reductions to hours, headcount and benefits as a result of the COVID-19 pandemic; earthquake and natural disaster damage; increases in the number or severity of insurance and claims expenses; legislation, regulations and other matters negatively affecting the cigarette, tobacco and alternative nicotine industry; increases in excise taxes or reduction in credit terms by taxing jurisdictions; potential liabilities associated with sales of cigarettes and other tobacco products (“OTP”); changes to federal, state or provincial income tax legislation; reduction in the payment of dividends; currency exchange rate fluctuations; our ability to borrow additional capital; restrictive covenants in our Credit Facility; and changes to accounting rules or regulations. For a more detailed discussion of such factors, please refer to Part II, Item 1A, “Risk Factors” of any quarterly report on Form 10-Q and to Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2020 filed with the SEC on March 1, 2021. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business
Core-Mark is one of the largest marketers of fresh, food and broad-line supply solutions to the convenience retail industry in North America. We offer a full range of products, marketing programs and technology solutions to approximately 41,000 customer locations in the U.S. and Canada. Our customers include traditional convenience stores, drug stores, mass merchants, grocery stores, liquor stores and other specialty and small format stores that carry convenience products. Our product offering includes cigarettes, OTP, alternative nicotine products, candy, snacks, food, including fresh products, groceries, dairy, bread, beverages, general merchandise and health and beauty care products. As of June 30, 2021, we operated a network of thirty-two distribution centers in the U.S. and Canada (excluding two distribution facilities we operate as a third-party logistics provider).

Business Strategy Overview
Core-Mark’s mission is to be the most valued marketer of fresh, food and broad-line supply solutions to the convenience retail industry. Consistent with this mission, our strategic framework is centered around three key initiatives: growing sales and margins faster than the industry, providing industry-leading category management solutions and leveraging our cost structure. The convenience wholesale and retail landscape remains highly fragmented, supporting significant opportunities for growth organically and through strategic acquisitions. Core-Mark is one of the largest wholesale distributors to the convenience retail industry in North America, one of two national convenience distributors in the U.S. and the largest in Canada, and represents an estimated 7% market share of the in-store sales of convenience stores in North America.
Headlining our growth initiatives are the ability to assist retailers in growing same store sales, advancing market share by bringing our value proposition to new customers and being opportunistic with traditional and industry-adjacent acquisition opportunities. While serving traditional convenience retailers remains the primary driver for our business, we serve a wide variety of alternative convenience retail formats including mass merchandisers, casinos, colleges and airports to name a few. Driving growth through these alternative convenience retail formats and channels is also core to our strategy. Beyond growth, our focus on providing industry-leading category management solutions to our customers positions us to help our retail partners increase their sales and profits. We offer a wide array of marketing programs, innovative product alternatives, and technology solutions to customers in an effort to create differentiation through our category management expertise. The final major component of our strategic framework is focused on leveraging costs. Core-Mark is actively engaged in efforts to further leverage our operating costs through a range of initiatives, including technology investments, centralizing transactional processes and employee engagement aimed at increasing productivity.
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
Due to the COVID-19 pandemic, there has been increased uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting policies and estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Plan of Merger with Performance Food Group Company
On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Performance Food Group Company (“PFG”) and certain of its subsidiaries, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Core-Mark will be acquired by PFG and will thereafter be a wholly-owned subsidiary of PFG (the “PFG Merger”).
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the PFG Merger, each share of common stock, par value $0.01 per share, of the Company will be automatically canceled and converted into the right to receive (i) 0.44 validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of PFG and (ii) $23.875 in cash, without interest. The Company has also agreed to various covenants in the Merger Agreement, including a restriction on future share repurchases and a $50 million annual limit for capital expenditures.
The boards of directors of both Core-Mark and PFG have approved the PFG Merger. The completion of the transactions contemplated by the Merger Agreement are subject to customary closing conditions, including approval by the holders of a majority of the outstanding shares of the Company’s capital stock and the receipt of various regulatory approvals.
The Company incurred approximately $4.9 million and $5.2 million in transaction expenses related to the Merger Agreement and the Mergers for the three and six months ended June 30, 2021, respectively.

Second Quarter Overview and COVID-19 Update

The sales and margin effects of the COVID-19 pandemic, which had a material impact on our operating results for the first half of 2020, continue to return to 2019 levels and in many cases have exceeded those benchmarks. As shelter-in-place orders by states, provinces, cities and counties have eased or lifted, our retailers have quickly recovered, which is a strong signal to the strength of the convenience retail industry in North America. Despite COVID-19’s impact on sales and margins retreating, the pandemic’s effect on worldwide and domestic supply chains continues to negatively impact our operating results. Specifically, our ability to provide historical fill rates and operations service levels to our customers has been impaired by widespread product shortages from our manufacturers and our ability to adequately staff our facilities in certain areas of the country, both direct impacts of the pandemic’s lingering issues. Despite these headwinds we continue to find success by focusing on the customer and leveraging our strategic priorities to bring value to our shareholders.
Our net sales in the second quarter of 2021 were $4,495.9 million compared to $4,263.9 million for the same period in 2020, an increase of 5.4%, or $232.0 million, driven primarily by strong food/non-food sales to existing customers. Sales trends in the second quarter of 2021 reflected increased normalization of consumer behavior towards pre-COVID levels.
Gross profit in the second quarter of 2021 increased 14.4%, or $30.6 million, to $243.7 million from $213.1 million for the same period in 2020, driven by higher food/non-food sales and a shift in sales mix within our food/non-food category to higher margin products driven primarily by changes in consumer behavior related to the pandemic recovery, offset by an increase in LIFO expense and slightly lower inventory holding gains.
Gross profit margin was 5.42% of total net sales during the second quarter of 2021 compared to 5.00% for the same period in 2020. Remaining gross profit margin(1) increased to 5.52% for the second quarter of 2021 from 5.01% for the same period in 2020. The increase in remaining gross profit margin was driven primarily by a change in the sales mix between the food/non-food and cigarette categories, and an increase in margins within food/non-food as a result of a shift in sales mix toward higher margin categories. We expect our gross profit margin to continue to be impacted by both sales mix and higher margins in certain product categories for some period of time resulting from the impacts of the COVID-19 pandemic recovery.
Operating expenses in the second quarter of 2021 increased 16.0%, or $30.0 million, to $217.7 million from $187.7 million for the same period in 2020. The increase in operating expenses was driven primarily by higher food/non-food sales volumes, increased labor costs associated with a labor shortage across the industry related to COVID-19, fuel inflation and approximately $4.9 million in transaction expenses related to the Merger Agreement. Operating expenses were 4.8% of total net sales for the second quarter of 2021 compared to 4.4% of total net sales for the same period in 2020. Operating expenses were 87.7% of remaining gross profit(1) for the second quarter of 2021, compared to 87.8% of remaining gross profit for the same period in 2020.
Net income in the second quarter of 2021 decreased $1.4 million to $15.5 million compared to $16.9 million for the same period in 2020. Adjusted EBITDA(1) was $57.3 million for the second quarter of 2021 compared to $52.5 million for the same period in 2020. Adjusted EBITDA for the second quarter of 2021 included the impact of approximately $4.9 million in transaction expenses related to the Merger Agreement.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020 (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2021			June 30, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$232.0	$4,495.9	100.0%	—%	$4,263.9	100.0%	—%
Net sales — Cigarettes	7.3	2,899.9	64.5	59.4	2,892.6	67.8	63.0
Net sales — Food/Non-food	224.7	1,596.0	35.5	40.6	1,371.3	32.2	37.0
Net sales, less excise taxes (non-GAAP)(2)	229.9	3,636.4	80.9	100.0	3,406.5	79.9	100.0
Gross profit(3)	30.6	243.7	5.4	6.7	213.1	5.0	6.3
Warehousing and distribution expenses	21.5	147.0	3.3	4.0	125.5	2.9	3.7
Selling, general and administrative expenses	8.3	68.1	1.5	1.9	59.8	1.4	1.8
Amortization of intangible assets	0.2	2.6	0.1	0.1	2.4	0.1	0.1
Income from operations	0.6	26.0	0.6	0.7	25.4	0.6	0.7
Interest expense, net	(0.4)	(2.4)	(0.1)	(0.1)	(2.8)	(0.1)	(0.1)
Foreign currency transaction gains, net	0.2	0.2	—	—	—	—	—
Income before income taxes	1.2	23.8	0.5	0.7	22.6	0.5	0.7
Net income	(1.4)	15.5	0.3	0.4	16.9	0.4	0.5
Adjusted EBITDA (non-GAAP)(4)	4.8	57.3	1.3	1.6	52.5	1.2	1.5
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

Net Sales. Net sales in the second quarter of 2021 increased by $232.0 million, or 5.4%, to $4,495.9 million, from $4,263.9 million for the same period in 2020. The increase in net sales was driven primarily by cigarette price inflation, an increase in food/non-food sales to existing customers and a 1.1% positive impact from foreign exchange. These increases were partially offset by a decline in cigarette carton sales to existing customers. Sales trends in the second quarter of 2021 reflected increased normalization of consumer behavior towards pre-COVID levels.
Net Sales of Cigarettes. Net sales of cigarettes in the second quarter of 2021 increased by $7.3 million, or 0.3%, to $2,899.9 million from $2,892.6 million for the same period in 2020. The increase was driven primarily by a 8.6% increase in the average sales price per carton due primarily to cigarette manufacturers’ price increases, partially offset by a 7.7% decrease in carton sales. Cigarette carton sales decreased by 7.8% and 7.0% in the U.S. and Canada, respectively, primarily reflecting a decrease in carton sales to existing customers. The second quarter of 2020 benefited from a 3.1% increase in cigarette carton sales to existing customers, reflecting the impact of changes in consumer buying habits during the periods more heavily impacted by the COVID-19 pandemic.
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
Net cigarette sales as a percentage of total net sales was 64.5% in the second quarter of 2021 compared to 67.8% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products in the second quarter of 2021 increased $224.7 million, or 16.4%, to $1,596.0 million from $1,371.3 million for the same period in 2020.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Three Months Ended
	June 30,		Increase (Decrease)
Product Category	2021	2020	Amounts	Percentage
Food	$456.9	$363.0	$93.9	25.9%
Fresh	148.6	121.9	26.7	21.9%
Candy	294.0	243.8	50.2	20.6%
OTP	422.3	390.9	31.4	8.0%
Health, beauty & general (“HB&G”)	210.1	202.3	7.8	3.9%
Beverages	63.2	49.4	13.8	27.9%
Equipment/other	0.9	—	0.9	—%
Total food/non-food products	$1,596.0	$1,371.3	$224.7	16.4%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

We experienced sales growth within all food/non-food categories, especially the food, fresh, candy and beverage categories. The strong year-over-year growth was due in part to the fact that the second quarter of 2020 was negatively impacted by a change in consumer buying behavior related to the COVID-19 pandemic.
Net sales of food/non-food products as a percentage of total net sales was 35.5% for the second quarter of 2021 compared to 32.2% for the same period in 2020.
Gross Profit. Gross profit represents profit after deducting cost of goods sold from net sales during the period. Inventory holding gains represent incremental revenues, whereas vendor incentives, OTP tax refunds and expenses, and changes in last-in, first-out (“LIFO”) reserves are components of cost of goods sold. Gross profit in the second quarter of 2021 increased $30.6 million, or 14.4%, to $243.7 million from $213.1 million for the same period in 2020, driven primarily by strong food/non-food sales and a shift in sales mix within our food/non-food category to higher margin products and changes in consumer behavior related to the pandemic recovery, partially offset by an increase in LIFO expense and slightly lower inventory holding gains.
Distributors such as Core-Mark, may from time to time, earn higher gross profits on inventory and excise tax stamp quantities on hand at the time manufacturers increase their prices or when states, localities or provinces increase their excise taxes. Such increases are reflected in customer pricing for all subsequent sales, including sales of inventory on hand at the time of the increase. The resulting higher gross profits are referred to as inventory holding gains. Cigarette inventory holding gains, which were impacted by the timing and amount of cigarette manufacturers’ price increases, decreased $0.8 million for the second quarter of 2021 compared to the same period in 2020.
We expect cigarette manufacturers will continue to raise prices as carton sales decline in order to maintain or enhance their overall profitability and the various taxing jurisdictions will raise excise taxes to make up for lost tax dollars related to consumption declines.
LIFO expense was $11.3 million for the second quarter of 2021 compared to $8.3 million for the same period of 2020. Since we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics Purchase Price Index (“PPI”) used to estimate and record our book LIFO expense. The increase in LIFO expense for the second quarter of 2021 was due primarily to an increase in expected price inflation for cigarettes, OTP, food, candy and HB&G categories.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Three Months Ended			Three Months Ended
		June 30, 2021			June 30, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$232.0	$4,495.9	100.0%	—%	$4,263.9	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	229.9	3,636.4	80.9	100.0	3,406.5	79.9	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$(0.8)	$6.9	0.15%	0.19%	$7.7	0.18%	0.23%
LIFO expense(4)	(3.0)	(11.3)	(0.25)	(0.31)	(8.3)	(0.19)	(0.24)
Remaining gross profit (non-GAAP)(5)	34.4	248.1	5.52	6.82	213.7	5.01	6.27
Gross profit	$30.6	$243.7	5.42%	6.70%	$213.1	5.00%	6.26%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    See reconciliation of net sales to net sales, less excise taxes in “Non-GAAP Financial Information.”
(3)    For the second quarter of 2021, $6.6 million and $0.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the second quarter of 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S.
(4)    The increase of $3.0 million in LIFO expense in 2021 was due primarily to an increase in the Producer Price Index (“PPI”) for the cigarettes, OTP, food, candy and HB&G categories.
(5)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Gross profit margin was 5.42% of total net sales during the second quarter of 2021 compared to 5.00% for the same period in 2020. Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), increased $34.4 million, or 16.1%, to $248.1 million for the second quarter of 2021 from $213.7 million for the same period in 2020. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) increased to 5.52% for the second quarter of 2021 from 5.01% for the same period in 2020, driven primarily by the change in our overall sales mix toward more food/non-food sales, an increase in the gross margin for food/non-food as a result of a shift in sales mix toward higher margin categories and higher gross profit margins in certain food/non-food categories.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $1.0 million, or 1.8%, to $55.1 million for the second quarter of 2021 from $56.1 million for the same period in 2020. The decrease in cigarette remaining gross profit was driven primarily by a decrease in cigarette carton sales during the second quarter of 2021. Cigarette remaining gross profit margin, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) decreased to 1.90% for the second quarter of 2021 from 1.94% for the same period in 2020. The decrease in cigarette remaining gross profit margin was driven primarily by the impact of cigarette price inflation, partially offset by a 6.4% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), increased $35.4 million, or 22.5%, to $193.0 million for the second quarter of 2021 from $157.6 million the same period in 2020. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) in the second quarter of 2021 increased to 12.09% from 11.49% for the same period in 2020. The increase in food/non-food remaining gross profit margin was driven primarily by an increase in sales of certain higher margin categories and an increase in margin rate in certain product categories.
For the second quarter of 2021, our remaining gross profit for food/non-food products was 77.8% of our total remaining gross profit compared to 73.7% for the same period in 2020.
Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, selling, general and administrative (“SG&A”) expenses and amortization of intangible assets. In the second quarter of 2021, operating expenses increased by $30.0 million, or 16.0%, to $217.7 million from $187.7 million for the same period in 2020. The increase in operating expenses was driven primarily by higher food/non-food sales volumes, increased labor costs associated with a labor shortage across the industry related to COVID-19, fuel inflation and approximately $4.9 million in transaction expenses related to the Merger Agreement. As a percentage of total net sales, operating expenses were 4.8% for the second quarter of 2021 compared to 4.4% for the same period in 2020. Operating expenses were 87.7% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2021, compared to 87.8% of remaining gross profit for the same period in 2020.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $21.5 million, or 17.1%, to $147.0 million in the second quarter of 2021 from $125.5 million for the same period in 2020. The increase in warehousing and distribution expenses was due primarily to higher food/non-food sales volumes, higher labor costs associated with a labor shortage across the industry related to COVID-19 and an increase in the cost of fuel per gallon. Warehousing and distribution expenses were 3.3% of total net sales for the second quarter of 2021 compared to 2.9% of total net sales for the same period in 2020. Warehousing and distribution expenses were 59.3% of remaining gross profit, a non-GAAP financial ratio, (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the second quarter of 2021, compared to 58.7% of remaining gross profit in 2020.
SG&A Expenses. SG&A expenses increased $8.3 million, or 13.9%, to $68.1 million in the second quarter of 2021 from $59.8 million for the same period in 2020. The increase in SG&A expenses was due primarily to approximately $4.9 million in transaction expenses related to the Merger Agreement and higher employee bonus and stock compensation expense in the second quarter of 2021 as compared to the same period last year. SG&A expenses were 1.5% of total net sales for the second quarter of 2021 as compared to 1.4% of total net sales for the same period in 2020. SG&A expenses were 27.4% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”), for the second quarter of 2021 compared to 28.0% for the same period in 2020.
Amortization Expense. Amortization expense increased $0.2 million, or 8.3%, in the second quarter of 2021 to $2.6 million from $2.4 million for the same period in 2020.
Interest Expense, Net. Interest expense, net includes interest income and expense, amortization of loan origination costs related to borrowings, facility fees and interest on finance lease obligations. Interest expense, net decreased to $2.4 million in the second quarter of 2021 from $2.8 million for the same period in 2020. The decrease in net interest expense was due primarily to lower average borrowings during the second quarter of 2021. Average borrowings in the second quarter of 2021 were $221.2 million with a weighted-average interest rate of 1.4% compared to average borrowings of $354.3 million with a weighted-average interest rate of 1.4% for the same period in 2020.
Foreign Currency Transaction Gains, Net.  We recognized a foreign currency gain of $0.2 million in the second quarter of 2021 compared to no net foreign currency gain or loss for the same period in 2020. During times of a strengthening U.S. dollar, we generally record foreign currency losses from our Canadian operations. Conversely, during times of a weakening U.S. dollar, we generally record foreign currency gains.
Income Taxes. For the second quarter of 2021, our effective tax rate was 34.9% compared to 25.2% for the same period in 2020. The increase in our effective tax rate was due primarily to the transaction costs pertaining to the Merger Agreement, that are not deductible for income tax purposes and an increase in non-deductible compensation expenses in accordance with Section 162(m) of the internal revenue code. We expect our effective full-year tax rate to be approximately 32.7% for 2021 due primarily to the anticipated transaction costs pertaining to the Merger Agreement.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see the reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), was $57.3 million for the second quarter of 2021 compared to $52.5 million for the same period last year. Adjusted EBITDA for the second quarter of 2021 included the impact of approximately $4.9 million in transaction expenses related to the Merger Agreement.

Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020 (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2021			June 30, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$224.9	$8,428.1	100.0%	—%	$8,203.2	100.0%	—%
Net sales — Cigarettes	12.3	5,487.6	65.1	60.1	5,475.3	66.7	61.7
Net sales — Food/Non-food	212.6	2,940.5	34.9	39.9	2,727.9	33.3	38.3
Net sales, less excise taxes (non-GAAP)(2)	221.9	6,797.4	80.7	100.0	6,575.5	80.2	100.0
Gross profit(3)	29.6	461.1	5.5	6.8	431.5	5.3	6.6
Warehousing and distribution expenses	16.4	284.3	3.4	4.2	267.9	3.3	4.1
Selling, general and administrative expenses	7.8	131.5	1.6	1.9	123.7	1.5	1.9
Amortization of intangible assets	0.6	5.3	0.1	0.1	4.7	0.1	0.1
Income from operations	4.8	40.0	0.5	0.6	35.2	0.4	0.5
Interest expense, net	(0.8)	(5.5)	(0.1)	(0.1)	(6.3)	(0.1)	(0.1)
Foreign currency transaction gains (losses), net	0.6	0.4	—	—	(0.2)	—	—
Income before income taxes	6.2	34.9	0.4	0.5	28.7	0.3	0.4
Net income	2.8	24.0	0.3	0.4	21.2	0.3	0.3
Adjusted EBITDA (non-GAAP)(4)	13.8	101.6	1.2	1.5	87.8	1.1	1.3
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

Net Sales. Net sales for the six months ended June 30, 2021 increased by $224.9 million, or 2.7%, to $8,428.1 million, from $8,203.2 million for the same period in 2020. Adjusting for the impacts of foreign exchange, total net sales increased approximately 1.9% compared to the same period in 2020. The increase in net sales was driven primarily by cigarette manufacturers’ price increases and an increase in food/non-food sales to existing customers. These increases were partially offset by a decrease in sales of cigarette cartons to existing customers and one less selling day during the six months ended June 30, 2021 compared to the same period in 2020. Sales of cigarettes and food/non-food products in 2021 continued to reflect increased normalization of consumer behavior towards pre-COVID levels.
Net Sales of Cigarettes. Net sales of cigarettes for the six months ended June 30, 2021 increased by $12.3 million, or 0.2%, to $5,487.6 million from $5,475.3 million for the same period in 2020. The increase in net sales of cigarettes was driven primarily by a 8.0% increase in the average sales price per carton due to cigarette manufacturers’ price increases, partially offset by a 6.5% decrease in carton sales and one less selling day during the six months ended June 30, 2021 compared to the corresponding period in 2020. Cigarette carton sales decreased by 7.3% and 5.4% in the U.S. and Canada, respectively, driven primarily by one less selling day and a decrease in carton sales to existing customers.
The first six months ended June 30, 2020 benefited from a 2.4% increase in cigarette carton sales to existing customers leading into the height of the COVID-19 pandemic. Sales trends in the first half of 2021 reflected increased normalization of consumer behavior towards pre-COVID levels.
Net cigarette sales as a percentage of total net sales was 65.1% for the six months ended June 30, 2021 compared to 66.7% for the same period last year.

Net Sales of Food/Non-food Products. Net sales of food/non-food products for the six months ended June 30, 2021 increased $212.6 million, or 7.8%, to $2,940.5 million from $2,727.9 million for the same period in 2020.
The following table provides net sales by product category for our food/non-food products (in millions, except percentages)(1):

	Six Months Ended
	June 30,		Increase (Decrease)
Product Category	2021	2020	Amounts	Percentage
Food	$822.6	$762.5	$60.1	7.9%
Fresh	268.7	242.4	26.3	10.8%
Candy	538.6	500.2	38.4	7.7%
OTP	809.9	750.9	59.0	7.9%
HB&G	394.8	382.3	12.5	3.3%
Beverages	104.9	89.1	15.8	17.7%
Equipment/other	1.0	0.5	0.5	100.0%
Total food/non-food products	$2,940.5	$2,727.9	$212.6	7.8%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.

The increase in food/non-food sales for the six months ended June 30, 2021 was driven primarily by an increase in sales to existing customers, partially offset by one less selling day during the six months ended June 30, 2021 compared to the corresponding period in 2020. Sales trends in the first half of 2021 reflected increased normalization of consumer behavior towards pre-COVID levels.
Net sales of food/non-food products as a percentage of total net sales was 34.9% for the six months ended June 30, 2021 compared to 33.3% for the same period in 2020.
Gross Profit. Gross profit for the six months ended June 30, 2021 increased $29.6 million, or 6.9%, to $461.1 million from $431.5 million for the same period in 2020. The increase in gross profit was driven by an increase in food/non-food sales, a shift in sales mix within our food/non-food category to higher margin products driven primarily by changes in consumer behavior towards pre-COVID levels and $10.9 million of net incremental inventory holding gains during the six months ended June 30, 2021 as compared to the same period in 2020. These increases were offset by a $3.1 million OTP tax claim, an increase in LIFO expense of $5.7 million and the impact of one less selling day during the six months ended June 30, 2021.
Gross profit margin was 5.47% of total net sales for the six months ended June 30, 2021 compared to 5.26% for the same period in 2020. The change in the sales mix between cigarettes and food/non-food contributed to approximately 76% of the gross profit margin increase. In addition, the increase in gross profit margin was also driven by an increase in margins within food/non-food as a result of a shift in sales mix toward higher margin items and higher margins in certain categories.
Our inventory holding gains were $27.7 million for the six months ended June 30, 2021 compared to $16.8 million for the same period in 2020. The increase in inventory holding gains was due primarily to the timing and amount of cigarette manufacturers’ price increases and a tax stamp inventory holding gain of $8.3 million.
LIFO expense was $21.8 million for the six months ended June 30, 2021 compared to $16.1 million for the same period in 2020. Because we value our inventory in the U.S. on a LIFO basis, our gross profit can be positively or negatively impacted depending on the relative level of price inflation or deflation in manufacturer prices as reported in the Bureau of Labor Statistics PPI used to estimate and record our book LIFO expense. The increase in LIFO expense for the six months ended June 30, 2021 was due primarily to an increase in expected price inflation for cigarettes, OTP, food, candy and HB&G categories.

The following table provides the components of gross profit (in millions, except percentages)(1):

		Six Months Ended			Six Months Ended
		June 30, 2021			June 30, 2020
	Increase (Decrease)	Amounts	% of Net sales	% of Net sales, less excise taxes	Amounts	% of Net sales	% of Net sales, less excise taxes
Net sales	$224.9	$8,428.1	100.0%	—%	$8,203.2	100.0%	—%
Net sales, less excise taxes (non-GAAP)(2)	221.9	6,797.4	80.7	100.0	6,575.5	80.2	100.0
Components of gross profit:
Cigarette inventory holding gains(3)	$2.6	$19.4	0.23%	0.29%	$16.8	0.20%	0.26%
Cigarette tax stamp inventory holding gain(4)	8.3	8.3	0.10	0.12	—	—	—
OTP tax claim(5)	(3.1)	(3.1)	(0.04)	(0.05)	—	—	—
LIFO expense(6)	(5.7)	(21.8)	(0.26)	(0.32)	(16.1)	(0.19)	(0.24)
Remaining gross profit (non-GAAP)(7)	27.5	458.3	5.44	6.74	430.8	5.25	6.55
Gross profit	$29.6	$461.1	5.47%	6.78%	$431.5	5.26%	6.56%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    See reconciliation of net sales, less excise taxes to net sales in “Non-GAAP Financial Information.”
(3)    For the six months ended June 30, 2021, $17.6 million and $1.8 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(4)    For the six months ended June 30, 2021, the $8.3 million of cigarette tax stamp inventory holding gains were all attributable to the U.S.
(5)    For the six months ended June 30, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment and excludes $0.7 million of interest expense.
(6)    The increase of $5.7 million in LIFO expense in 2021 was due primarily to an increase in the Producer Price Index (“PPI”) for cigarettes, OTP, food, candy and HB&G categories.
(7)    Remaining gross profit is a non-GAAP financial measure, which we provide to segregate the effects of LIFO expense, cigarette inventory holding gains and other items that significantly affect the comparability of gross profit.

Remaining gross profit, a non-GAAP financial measure (see reconciliation of remaining gross profit to gross profit in “Non-GAAP Financial Information”), increased $27.5 million, or 6.4%, to $458.3 million for the six months ended June 30, 2021 from $430.8 million for the same period in 2020. Remaining gross profit margin, a non-GAAP financial measure (see reconciliation of remaining gross profit margin, as well as an explanation of its significance, in “Non-GAAP Financial Information”) was 5.44% for the six months ended June 30, 2021 compared to 5.25% for the same period in 2020.
Cigarette remaining gross profit, a non-GAAP financial measure (see reconciliation of cigarette remaining gross profit to cigarette gross profit in “Non-GAAP Financial Information”), decreased $2.4 million, or 2.3%, to $103.4 million for the six months ended June 30, 2021 from $105.8 million for the same period in 2020. The decrease in cigarette remaining gross profit was driven primarily by a decrease in cigarette carton sales, including the impact of one less selling day during the six months ended June 30, 2021. The decrease in cigarette remaining gross profit margin was driven primarily by the impact of cigarette price inflation, partially offset by a 5.3% increase in remaining gross profit per carton.
Food/non-food remaining gross profit, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit to food/non-food gross profit in “Non-GAAP Financial Information”), increased $29.9 million, or 9.2%, to $354.9 million for the six months ended June 30, 2021 from $325.0 million the same period in 2020. Food/non-food remaining gross profit margin, a non-GAAP financial measure (see reconciliation of food/non-food remaining gross profit margin in “Non-GAAP Financial Information”) for the six months ended June 30, 2021 was 12.07% compared to 11.91% for the same period in 2020. The increase in remaining gross profit margin was driven primarily by an increase in sales of certain higher margin categories and an increase in margin rate across certain product categories.
For the six months ended June 30, 2021, our remaining gross profit for food/non-food products was 77.4% of our total remaining gross profit compared to 75.4% for the same period in 2020.

Operating Expenses.  Our operating expenses include costs related to warehousing and distribution, SG&A expenses and amortization of intangible assets. For the six months ended June 30, 2021, operating expenses increased by $24.8 million, or 6.3%, to $421.1 million from $396.3 million for the same period in 2020. The increase in operating expenses was driven primarily by higher food/non-food sales volume, higher labor costs associated with a labor shortage across the industry related to COVID-19 as well as approximately $5.2 million in transaction expenses related to the Merger Agreement and an increase in the cost of fuel per gallon. As a percentage of total net sales, total operating expenses were 5.0% for the six months ended June 30, 2021 compared to 4.8% for the same period in 2020. Operating expenses were 91.9% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2021, compared to 92.0% of remaining gross profit for the same period in 2020. The decrease in operating expenses as a percentage of remaining gross profit was due primarily to our ability to manage expenses despite higher labor and fuel costs for the six months ended June 30, 2021, compared to the same period in 2020.
Warehousing and Distribution Expenses.  Warehousing and distribution expenses increased $16.4 million, or 6.1%, to $284.3 million for the six months ended June 30, 2021 from $267.9 million for the same period in 2020. The increase in warehousing and distribution expenses was driven primarily by higher food/non-food sales volume, higher labor costs associated with a labor shortage across the industry related to COVID-19 and an increase in the cost of fuel per gallon. As a percentage of total net sales, warehousing and distribution expenses were 3.4% for the six months ended June 30, 2021 compared to 3.3% for the same period in 2020. Warehousing and distribution expenses were 62.0% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for the six months ended June 30, 2021, compared to 62.2% of remaining gross profit for the same period in 2020.
SG&A Expenses. SG&A expenses increased $7.8 million, or 6.3%, for the six months ended June 30, 2021, to $131.5 million from $123.7 million for the same period in 2020. The increase in SG&A expenses was due primarily to approximately $5.2 million in transaction expenses related to the Merger Agreement and higher employee bonus and stock compensation expense in the six months ended June 30, 2021 compared to the same period last year. As a percentage of net sales, SG&A expenses were 1.6% for the six months ended June 30, 2021 compared to 1.5% for the same period in 2020. SG&A was 28.7% of remaining gross profit, a non-GAAP financial ratio (see reconciliation of operating expenses as a percentage of remaining gross profit, as well as an explanation of its significance, in “Non-GAAP Financial Information”) for both of the six months ended June 30, 2021 and 2020.
Amortization Expense. Amortization expense increased $0.6 million, or 12.8%, for the six months ended June 30, 2021, to $5.3 million from $4.7 million for the same period in 2020.
Interest Expense, Net. Interest expense, net decreased $0.8 million to $5.5 million for the six months ended June 30, 2021, from $6.3 million for the same period in 2020. The decrease in net interest expense was due primarily to a decrease in the average borrowing rate, and lower average borrowings. Average borrowings for the six months ended June 30, 2021 were $211.9 million, with a weighted-average interest rate of 1.4%, compared to average borrowings of $345.3 million and a weighted-average interest rate of 2.1% for the same period in 2020.
Foreign Currency Transaction Gains (Losses), Net.  We recognized a foreign currency gain of $0.4 million for the six months ended June 30, 2021 compared to a loss of $0.2 million for the same period in 2020. The change was due primarily to fluctuations in our net intercompany borrowing positions and the Canadian/U.S. exchange rate.
Income Taxes. The effective tax rate for the six months ended June 30, 2021 was 31.2% compared to 26.1% for the same period in 2020. The increase in our effective tax rate was due primarily to the transaction costs pertaining to the Merger Agreement which are not deductible for income tax purposes and an increase in non-deductible compensation expenses in accordance with Section 162(m) of the internal revenue code. We expect our effective tax rate to be approximately 32.7% for 2021 due primarily to the anticipated transaction costs pertaining to the Merger Agreement.
Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure (see reconciliation of Adjusted EBITDA to net income in “Non-GAAP Financial Information”), increased $13.8 million, or 15.7%, to $101.6 million for the six months ended June 30, 2021 from $87.8 million for the same period last year. The increase was driven primarily by strong sales and margins.

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

The following table reconciles Adjusted EBITDA to net income, as net income is the most comparable financial measure under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change
Net income	$15.5	$16.9	(8.3)%	$24.0	$21.2	13.2%
Interest expense, net(2)	2.4	2.8		5.5	6.3
Provision for income taxes	8.3	5.7		10.9	7.5
Depreciation and amortization	17.5	16.7		34.9	32.4
LIFO expense	11.3	8.3		21.8	16.1
Stock-based compensation expense	2.5	2.1		4.9	4.1
Foreign currency transaction (gains) losses, net	(0.2)	—		(0.4)	0.2
Adjusted EBITDA (non-GAAP)	$57.3	$52.5	9.1%	$101.6	$87.8	15.7%
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
The following tables reconcile net sales, less excise taxes to net sales, and remaining gross profit to gross profit (including cigarette remaining gross profit and food/non-food remaining gross profit), their most comparable financial measures under U.S. GAAP (in millions, except percentages)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$4,495.9	$4,263.9	$8,428.1	$8,203.2
Excise taxes	(859.5)	(857.4)	(1,630.7)	(1,627.7)
Net sales, less excise taxes (non-GAAP)	$3,636.4	$3,406.5	$6,797.4	$6,575.5

Gross profit	$243.7	$213.1	$461.1	$431.5
Cigarette inventory holding gains(2)	(6.9)	(7.7)	(19.4)	(16.8)
Cigarette tax stamp inventory holding gains(3)	—	—	(8.3)	—
OTP tax claim(4)	—	—	3.1	—
LIFO expense	11.3	8.3	21.8	16.1
Remaining gross profit (non-GAAP)	$248.1	$213.7	$458.3	$430.8

Gross profit %	5.42%	5.00%	5.47%	5.26%
Gross profit % less excise taxes (non-GAAP)	6.70%	6.26%	6.78%	6.56%
Remaining gross profit % (non-GAAP)	5.52%	5.01%	5.44%	5.25%
Remaining gross profit % less excise taxes (non-GAAP)	6.82%	6.27%	6.74%	6.55%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended June 30, 2021, $6.6 million and $0.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended June 30, 2020, the $7.7 million of the cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2021, $17.6 million and $1.8 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2020, $15.4 million and $1.4 million of the cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the six months ended June 30, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.
(4)    For the six months ended June 30, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cigarettes:
Net sales	$2,899.9	$2,892.6	$5,487.6	$5,475.3
Excise taxes	(739.4)	(747.8)	(1,400.8)	(1,420.0)
Net sales, less excise taxes (non-GAAP)	$2,160.5	$2,144.8	$4,086.8	$4,055.3

Gross profit	$54.6	$58.3	$114.5	$110.2
Cigarette inventory holding gains(2)	(6.9)	(7.7)	(19.4)	(16.8)
Cigarette tax stamp inventory holding gains(3)	—	—	(8.3)	—
LIFO expense	7.4	5.5	16.6	12.4
Remaining gross profit (non-GAAP)	$55.1	$56.1	$103.4	$105.8

Gross profit %	1.88%	2.02%	2.09%	2.01%
Gross profit % less excise taxes (non-GAAP)	2.53%	2.72%	2.80%	2.72%
Remaining gross profit % (non-GAAP)	1.90%	1.94%	1.88%	1.93%
Remaining gross profit % less excise taxes (non-GAAP)	2.55%	2.62%	2.53%	2.61%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended June 30, 2021, $6.6 million and $0.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended June 30, 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2021, $17.6 million and $1.8 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the same period in 2020, $15.4 million and $1.4 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the six months ended June 30, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Food/Non-food:
Net sales	$1,596.0	$1,371.3	$2,940.5	$2,727.9
Excise taxes	(120.1)	(109.6)	(229.9)	(207.7)
Net sales, less excise taxes (non-GAAP)	$1,475.9	$1,261.7	$2,710.6	$2,520.2

Gross profit	$189.1	$154.8	$346.6	$321.3
OTP tax claim(2)	—	—	3.1	—
LIFO expense	3.9	2.8	5.2	3.7
Remaining gross profit (non-GAAP)	$193.0	$157.6	$354.9	$325.0

Gross profit %	11.85%	11.29%	11.79%	11.78%
Gross profit % less excise taxes (non-GAAP)	12.81%	12.27%	12.79%	12.75%
Remaining gross profit % (non-GAAP)	12.09%	11.49%	12.07%	11.91%
Remaining gross profit % less excise taxes (non-GAAP)	13.08%	12.49%	13.09%	12.90%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the six months ended June 30, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

The following table provides operating expenses as a percentage of remaining gross profit (in millions, except percentages)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross profit	$243.7	$213.1	$461.1	$431.5
Cigarette inventory holding gains(2)	(6.9)	(7.7)	(19.4)	(16.8)
Cigarette tax stamp inventory holding gains(3)	—	—	(8.3)	—
OTP tax claim(4)	—	—	3.1	—
LIFO expense	11.3	8.3	21.8	16.1
Remaining gross profit (non-GAAP)	$248.1	$213.7	$458.3	$430.8

Warehousing and distribution expenses	$147.0	$125.5	$284.3	$267.9
Selling, general and administrative expenses	68.1	59.8	131.5	123.7
Amortization of intangible assets	2.6	2.4	5.3	4.7
Total operating expenses	$217.7	$187.7	$421.1	$396.3

Warehousing and distribution expense as a percentage of remaining gross profit (non-GAAP)	59.3%	58.7%	62.0%	62.2%
Selling, general and administrative expense as a percentage of remaining gross profit (non-GAAP)	27.4%	28.0%	28.7%	28.7%
Amortization of intangible assets as a percentage of remaining gross profit (non-GAAP)	1.0%	1.1%	1.2%	1.1%
Total operating expense as a percentage of remaining gross profit (non-GAAP)	87.7%	87.8%	91.9%	92.0%
______________________________________________
(1)    Amounts and percentages have been rounded for presentation purposes and may differ from unrounded results.
(2)    For the three months ended June 30, 2021, $6.6 million and $0.3 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the three months ended June 30, 2020, the $7.7 million of cigarette inventory holding gains were all attributable to the U.S. For the six months ended June 30, 2021, $17.6 million and $1.8 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively. For the six months ended June 30, 2020, $15.4 million and $1.4 million of cigarette inventory holding gains were attributable to the U.S. and Canada, respectively.
(3)    For the six months ended June 30, 2021, all $8.3 million of cigarette tax stamp inventory holding gains were attributable to the U.S.
(4)    For the six months ended June 30, 2021, the $3.1 million of OTP tax claim was related to a Canadian provincial tax assessment.

Liquidity and Capital Resources
Our cash and cash equivalents were $34.3 million and $22.8 million as of June 30, 2021 and December 31, 2020, respectively.
Our liquidity requirements arise primarily from our working capital, capital expenditures, debt service requirements for our revolving credit facility (“Credit Facility”), income taxes, repurchases of common stock and dividend payments. We have historically funded our liquidity requirements through our cash flows from operations and external borrowings. For the six months ended June 30, 2021, our cash flows used in operating activities were $50.1 million. Subject to borrowing base limitations, we had $347.3 million of borrowing capacity available under our Credit Facility, excluding our expansion feature of $200.0 million, as of June 30, 2021.
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

Cash Flows from Operating Activities
Our cash flows from operating activities, including net income, net non-cash additions to net income and changes in operating assets and liabilities (working capital), used net cash of $50.1 million for the six months ended June 30, 2021 compared to $219.0 million of net cash provided for the same period in 2020, a decrease of $269.1 million. The decrease was primarily attributable to changes in working capital during the comparative periods.

Working capital used $153.3 million of cash for the six months ended June 30, 2021, compared to $139.7 million of cash provided for the six months ended June 30, 2020, a decrease of $293.0 million. These contributions for the comparative periods were impacted primarily by increases in inventories, net, and deposits, prepayments and other non-current assets and a decrease in cigarette and tobacco taxes payable. The increased cash use in working capital was due primarily to the timing of cigarette manufacturers’ price increases and larger ending inventory and associated prepayments during the respective periods.
Our cash flows from operating activities were impacted by the following movements in working capital (in millions):

	Six Months Ended
	June 30,
	2021	2020	Change
Accounts receivable, net	$(51.0)	$(86.1)	$35.1
Other receivables, net	(2.6)	(5.1)	2.5
Inventories, net	(108.6)	12.4	(121.0)
Deposits, prepayments and other non-current assets	(29.4)	48.1	(77.5)
Accounts payable	86.6	114.1	(27.5)
Cigarette and tobacco taxes payable	(32.2)	49.0	(81.2)
Claims, accrued and other long-term liabilities	(16.1)	7.3	(23.4)
Net cash (used in) provided by changes in working capital	$(153.3)	$139.7	$(293.0)
Cash Flows from Investing Activities
Our investing activities used net cash of $11.7 million for the six months ended June 30, 2021 compared to net cash used of $9.6 million for the same period in 2020. Capitalization of software and related development costs were $1.7 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Additions to property, plant and equipment were $10.0 million and $9.8 million for the six months ended June 30, 2021 and 2020, respectively. We expect our capital expenditures for 2021 to be approximately $30 million for the year, which will be utilized primarily for maintenance and technology initiatives, as well as upgrades to certain distribution facilities and the relocation of one distribution facility.
Cash Flows from Financing Activities
Our financing activities provided net cash of $73.5 million for the six months ended June 30, 2021 compared to net cash used of $116.3 million for the same period in 2020, an increase of $189.8 million. Net borrowings of our Credit Facility during the six months ended June 30, 2021 were $74.0 million compared to net repayments of $99.8 million for the same period in 2020.
Our Credit Facility
We have a Credit Facility with a capacity of $750 million as of June 30, 2021 and expansion feature of $200.0 million, limited by a borrowing base consisting of eligible accounts receivables and inventories. On February 26, 2021, the Company entered into an Eleventh Amendment to its Credit Facility, which primarily extends the maturity date from March 28, 2022 to February 26, 2026. With the Eleventh Amendment, the size and expansion feature of the Credit Facility remain unchanged and certain threshold amounts for reporting and notices as well as the size of certain baskets were increased. The Eleventh Amendment also added certain additional covenant baskets and incorporated customary language regarding London Interbank Offered Rate (“LIBOR”) replacement, defaulting lenders, electronic execution, Bail-in acknowledgement and letters of credit. All obligations under the Credit Facility are secured by first-priority liens on substantially all of the Company’s present and future assets. The terms of the Credit Facility permit prepayment without penalty at any time (subject to customary breakage costs with respect LIBOR or CDOR based loans prepaid prior to the end of an interest period).

Amounts related to the Credit Facility are as follows (in millions):

	June 30,	December 31,
	2021	2020
Amounts borrowed, net	$332.0	$258.0
Outstanding letters of credit	43.8	19.5
Amounts available to borrow(1)	347.3	402.4
______________________________________________
(1)    Subject to borrowing base limitations, and excluding expansion feature of $200.0 million.
Average borrowings during the three and six months ended June 30, 2021 were $221.2 million and $211.9 million, respectively, with outstanding amounts borrowed at any one time ranging from $126.0 million to $378.0 million over the six-month period. For the three and six months ended June 30, 2020, average borrowings were $354.3 million and $345.3 million, respectively, with outstanding amounts borrowed at any one time ranging from $151.5 million to $499.3 million over the six-month period. The increase in the outstanding letters of credit as of June 30, 2021, is due primarily to a change in insurance carriers for casualty coverage. The increased letters of credit supports potential run-off claims under the previous insurance policy and is expected to decline over time as potential claims are resolved.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, regarding off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, did not change materially during the six months ended June 30, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

On October 2, 2019, the United States Judicial Panel on Multidistrict Litigation transferred and consolidated all then-pending personal injury cases against Juul Labs, Inc. (“JLI”) involving the distribution and sale of JUUL products to the Northern District of California (the “JUUL MDL”). Subsequently, on March 11, 2020, the plaintiffs in the JUUL MDL filed a Personal Injury Consolidated Master Complaint against JLI, Philip Morris and various Altria Group entities, JLI co-founders, early JLI investors and board members, certain e-liquid manufacturers, and numerous distributors and retailers of JUUL products, including Core Mark. Consequently, Core-Mark has been added as a defendant in a number of these personal injury suits. The parties in JLI MDL litigation are currently engaged in discovery, and the personal injury plaintiffs have not made a monetary demand to the defendants. JLI is indemnifying Core-Mark in connection with the JUUL MDL and similar litigation.
On September 25, 2020, Core-Mark filed a petition with the Ontario Superior Court of Justice to appeal a decision with respect to the results of a tax audit for the period of December 2014 through January 2018 pertaining to taxes on sales of other tobacco products to First Nations Consumers. The Ontario Ministry of Finance (the “Ministry”) questions whether the amount of other tobacco products Core-Mark sold to First Nations consumers was a reasonable amount and as a result whether taxes should have been assessed. The position of the Ontario Ministry is based on an undefined standard of what constitutes a reasonable quantum of sales. While the Company remains confident in the validity of its appeal, Core-Mark has decided, based on a recent ruling by the Ontario Divisional Court in a similar matter and that this matter could potentially be resolved between the parties, to record a reserve of approximately 50%, or $3.8 million, against the total tax audit claim. In contrast to rulings by the Ontario Divisional Court, Core-Mark will have the automatic right to appeal to the Ontario Court of Appeal in the event of an unfavorable ruling by the Ontario Superior Court of Justice. Additionally, the Ministry claims Core-Mark sold other tobacco products to First Nations consumers without a valid permit. The Company is confident that it will be able to demonstrate that valid permits did exist.
Between June 28, 2021 and July 6, 2021, two complaints were filed in the District Court of the Southern District of New York by purported stockholders of Core-Mark: (i) Shiva Stein v. Core-Mark Holding Company, Inc., et al., Case No. 1:21-cv-05606 (which is referred to as the Stein Complaint) and (ii) Matthew Whitfield v. Core-Mark Holding Company, Inc., et al., Case No. 1:21-cv-05803 (which is referred to as the Whitfield Complaint and, together with the Stein Complaint, the Federal Court Actions). Each of the Federal Court Actions names Core-Mark and the members of the Core-Mark Board as defendants and the Whitfield Complaint also names PFG, Merger Sub I, and Merger Sub II as defendants. The Federal Court Actions assert claims under Sections 14(a) and 20(a) of the Exchange Act and related provisions and, among other things, allege that defendants omitted material information from the preliminary proxy statement/prospectus that was filed on June 25, 2021. The Federal Court Actions seek, among other things, to enjoin or rescind the proposed transactions and request awards of attorneys’ and experts’ fees and damages in unspecified amounts. The Company does not expect these complaints to have a material adverse impact on the proposed transaction or result in the payment of significant fees.
ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, except as discussed below.
Risks related to the PFG Merger
The announcement and pendency of the Merger may result in disruptions to our business.

On May 17, 2021, we entered into an agreement and plan of merger with Performance Food Group Company (“PFG”) and certain of its subsidiaries, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Core-Mark will be acquired by PFG and will thereafter be a wholly-owned subsidiary of PFG (the “PFG Merger”). The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the PFG Merger and restricts us, without PFG’s written consent, from taking certain specified actions until the PFG Merger is completed or the Merger Agreement is terminated. These restrictions may affect our ability to execute strategies and may impact our financial condition, results of operations and cash flows. The pendency of the PFG Merger could also create challenges in attracting and retaining key employees and could cause disruptions in business relationships.
The PFG Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis. Failure to complete the PFG Merger could have material and adverse effects on us.
There can be no assurance that the PFG Merger will be completed within the expected timeframe, or at all. The completion of the PFG Merger is subject to a number of conditions, including, among others, the approval of the Merger Agreement by our stockholders and the receipt of regulatory approval or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which make the completion of the proposed transactions and timing thereof uncertain. In addition, stockholder litigation could prevent or delay the closing of the PFG Merger or otherwise negatively impact our business, operating results and financial condition. We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the PFG Merger.
If the PFG Merger is not completed, our business may be materially and adversely affected and, without realizing any of the benefits of having completed the PFG Merger, Core-Mark will be subject to a number of risks, including the following:
•the market price of Core-Mark common stock could decline;
•if the Merger Agreement is terminated and Core-Mark seeks an alternative business combination, Core-Mark stockholders cannot be certain that Core-Mark will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the PFG Merger;
•time and resources committed by Core-Mark’s management to matters relating to the PFG Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•Core-Mark may experience negative reactions from the financial markets or from customers or employees; and
•Core-Mark will be required to pay its costs relating to the PFG Merger, such as legal, accounting, and financial advisory fees, whether or not the PFG Merger is completed.
Similarly, delays in the completion of the PFG Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the PFG Merger.
The Merger Agreement contains provisions that limit Core-Mark’s ability to pursue alternatives to the PFG Merger, which could discourage a potential competing acquiror of Core-Mark from making a favorable alternative transaction proposal and, in specified circumstances, could require Core-Mark to pay a substantial termination fee to PFG.
The Merger Agreement contains certain provisions that restrict Core-Mark’s ability to solicit, initiate, knowingly facilitate or knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative acquisition transaction.
In some circumstances, upon termination of the Merger Agreement in connection with an alternative acquisition proposal, Core-Mark may be required to pay a termination fee of $66,000,000 to PFG.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Core-Mark or pursuing an alternative acquisition transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per-share value than the per-share value proposed to be received or realized in the PFG Merger.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of common stock by the Company during the three months ended June 30, 2020.

ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of May 17, 2021, by and among Performance Food Group Company, Longhorn Merger Sub I, Inc., Longhorn Merger Sub II, LLC and Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2021).

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

3.4	Third Amended and Restated Bylaws of Core-Mark Holding Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 18, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

*	This Exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core-Mark Holding Company, Inc.
(Registrant)

August 5, 2021	By:	/s/ CHRISTOPHER M. MILLER
	Name:	Christopher M. Miller
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)